Form 10-Q
period 1999-12-31
NETGATEWAY INC
filed 2000-02-15
CIK 1075736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31,1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______to _______ Commission file Number:________

                                Netgateway, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                         87-0591719
                 --------------                     -------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

             300 Oceangate, 5th Floor, Long Beach, California 90802
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (562)308-0010
                          ----------------------------
              (Registrant's telephone number, including area code)

                          ----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_____   No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,954,464 shares of common stock as of February 11, 2000

--------------------------------------------------------------------------------

         When we refer in this Form 10Q to "Netgateway," "the Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

--------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (UNAUDITED)

Condensed Consolidated Balance Sheets at December 31, 1999 and at June 30, 1999...............F-1

Condensed Consolidated Statements of Operations for the three and six months ended
December 31, 1999 and 1998....................................................................F-2

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998......................................................................................F-3

Condensed Consolidated Statements of Changes in Shareholders' Equity..........................F-4

Notes to the Condensed Consolidated Financial Statements..................................... F-5

                         NETGATEWAY, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                       December 31, 1999 and June 30, 1999

                                                                              December 31,            June 30,
                                                                                  1999                  1999
                                                                            --------------          ----------
                                                                              (Unaudited)
                                     Assets
Current assets:
  Cash                                                                      $  13,119,848             569,472
  Accounts receivable less allowance for doubtful accounts of $600
   and $3,000 at December 31, 1999 and June 30, 1999, respectively                464,375              44,198
  Unbilled receivables                                                            307,678                  --
  Note receivable from officer (note 4)                                                --              30,000
  Debt issue costs                                                                     --             336,288
  Prepaid offering costs                                                               --             325,887
  Prepaid advertising                                                             300,000                  --
  Prepaid expenses and other current assets                                       659,151              73,481
                                                                             ------------         -----------
              Total current assets                                             14,851,052           1,379,326

Property and equipment, net                                                     1,598,683             496,536
Intangible assets, net                                                          1,403,248           1,562,635
Other assets                                                                       27,284              19,853
                                                                             ------------         -----------
                                                                             $ 17,880,267           3,458,350
                                                                             ============         ===========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of notes payable (note 5)                                 $          --           1,496,000
  Convertible debentures (note 5)                                                      --             200,000
  Accounts payable                                                              1,161,453             278,723
  Accrued wages and benefits                                                      759,403             278,741
  Accrued interest                                                                  3,708              44,301
  Accrued liabilities                                                             646,990             543,632
  Deferred revenue                                                                 36,392              67,694
  Accrued contract losses                                                              --             302,543
  Current portion of notes payable to related parties                                  --               1,799
                                                                             ------------         -----------
              Total current liabilities                                         2,607,946           3,213,433

Shareholders' equity (note 8):
  Common stock, par value $.001 per share.  Authorized
   40,000,000 shares; issued and outstanding 16,956,778 and
   9,912,304 at December 31, 1999 and June 30, 1999, respectively                  16,957               9,913
  Additional paid-in capital                                                   54,291,536          15,639,160
  Deferred compensation                                                          (505,909)            (52,919)
  Accumulated other comprehensive loss                                             (4,160)             (3,598)
  Accumulated deficit                                                         (38,526,103)        (15,347,639)
                                                                             ------------         -----------
              Total shareholders' equity                                       15,272,321             244,917
Commitments and subsequent events (note 7)
                                                                            -------------          ----------
              Total liabilities and shareholders' equity                    $  17,880,267           3,458,350
                                                                            =============          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                         NETGATEWAY, INC. AND SUBSIDIARY
            Unaudited Condensed Consolidated Statements of Operations

                                                   Three months     Three months      Six months       Six months
                                                      ended            ended            ended             ended
                                                   December 31,     December 31,     December 31,      December 31,
                                                       1999             1998             1999              1998
                                                 --------------     ------------     ------------      ------------
Service revenue (note 3)                         $     924,921           18,614        1,172,681           80,184

Operating expenses:
  Depreciation and amortization                        181,208           24,355          313,913           47,380
  Selling, general and administrative               16,550,141        3,532,170       19,269,200        5,287,318

                                                 -------------        ---------       ----------        ---------
            Total operating expenses                16,731,349        3,556,525       19,583,113        5,334,698
                                                 -------------        ---------       ----------        ---------

            Loss from operations                   (15,806,428)      (3,537,911)     (18,410,432)      (5,254,514)

Loss on sale of equity securities                           --               --               --           54,729
Interest (income) expense, net                       3,738,220           15,110        4,768,032          (17,970)
                                                 -------------        ---------       ----------        ---------

            Net loss before extraordinary item     (19,544,648)      (3,553,021)     (23,178,464)      (5,291,273)
                                                 =============        =========       ==========        =========

Extraordinary gain on debt extinguishment                   --        1,653,233               --        1,653,233
                                                 =============        =========       ==========        =========

            Net loss                             $ (19,544,648)      (1,899,788)     (23,178,464)      (3,638,040)
                                                 =============        =========       ==========        =========
Basic and diluted extraordinary
  gain per share                                 $          --             0.19               --             0.20
                                                 =============        =========       ==========        =========

Basic and diluted loss per share                 $       (1.44)           (0.22)           (1.96)           (0.43)
                                                 =============        =========       ==========        =========

Weighted average common shares outstanding -
  basic and diluted                                 13,606,846        8,667,252       11,819,559        8,453,939
                                                 =============        =========       ==========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        NET GATEWAY, INC. AND SUBSIDIARY
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                             Six months            Six months
                                                                                ended                 ended
                                                                             December 31,         December 31,
                                                                                 1999                 1998
                                                                            -------------         ------------
Cash flows from operating activities:
  Net loss                                                                  $ (23,178,464)         (3,638,040)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                               313,913              47,380
      Common stock issued for services                                          3,389,400             725,000
      Loss on sale of equity securities                                                --              54,729
      Amortization of deferred compensation                                       230,533              76,760
      Gain on extinguishment of debt                                                   --          (1,653,232)
      Stock compensation paid by shareholders                                          --             400,000
      Stock issued in exchange for cancellation of options                      8,400,000                  --
      Amortization of debt issue costs                                            585,592                  --
      Amortization of debt discount                                             4,022,550              35,488
      Options and warrants issued for services                                    172,853           1,596,191
      Provision for doubtful accounts                                                  --              10,886
      Write-off of note receivable                                                     --             800,000
      Changes in assets and liabilities:
        Accounts receivable                                                     (420,177)              (4,931)
        Unbilled receivables                                                    (307,678)                  --
        Other assets                                                            (266,464)              28,386
        Accounts payable and accrued expenses                                   1,145,846             477,344
                                                                            -------------          ----------
            Net cash used in operating activities                              (5,912,096)         (1,044,039)
                                                                            -------------          ----------
Cash flows from investing activities:
  Loan for notes receivable                                                            --            (800,000)
  Repayment of notes receivable                                                    30,000              50,000
  Purchase of equity securities                                                        --            (100,733)
  Proceeds from sale of equity securities                                              --              46,004
  Purchase of property and equipment                                           (1,256,673)            (33,768)
                                                                            -------------          ----------
            Net cash used in investing activities                              (1,226,673)           (838,497)
                                                                            -------------          ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                  25,314,234           1,932,800
  Proceeds from exercise of warrants                                                   --             231,000
  Repayment of notes payable                                                   (6,633,500)                 --
  Proceeds from issuance of notes payable and
    convertible debentures                                                      1,114,950             195,000
  Cash paid for debt issue costs                                                 (104,178)                 --
  Repayment of notes payable to related parties                                    (1,799)           (730,630)
                                                                            -------------          ----------
            Net cash provided by financing activities                          19,689,707           1,628,170
                                                                            -------------          ----------
            Net increase in cash                                               12,550,938            (254,366)
Cash at beginning of period                                                       569,472             254,597
Effect of exchange rate changes on cash balances                                     (562)                 --
                                                                            -------------          ----------
Cash at end of period                                                       $  13,119,848                 231
                                                                            =============          ==========
Supplemental schedule of noncash activities:
  Conversion of debt to common stock                                        $     200,000                  --
  Common stock issued for prepaid advertising                                     300,000                  --
  Capital contributed upon extinguishment of debt                                      --             200,000
  Warrants issued to settle an obligation                                          53,534                  --
  Warrants issued for debt issue costs                                            145,876                  --
                                                                            =============          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          NETGATEWAY INC. AND SUBSDIARY
  Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity


                                                        Common stock
                                                --------------------------      Additional          Deferred        Comprehensive
                                                   Shares         Amount     paid-in capital      Compensation          Loss
                                                ------------    ----------  --------------------------------------------------------
Balance at June 30, 1999                         9,912,304       $ 9,913        15,639,160          (52,919)
Common stock issued for prepaid advertising         50,000            50           299,950               --                  --
Common stock issued for services                   502,400           502         3,388,898               --                  --
Warrants issued for services                            --            --            53,534               --                  --
Sale of common stock for cash, net               4,155,350         4,156        25,455,584               --                  --
Shares issued for debenture conversion              80,000            80           199,920               --                  --
Options granted for services                            --            --           172,853               --                  --
Stock option compensation                               --            --           683,523         (683,523)                 --
Amortization of deferred compensation                   --            --                --          230,533                  --
Exercise of warrants                                   370            --               370               --                  --
Cashless exercise of options and warrants          969,810           969              (969)              --                  --
Shares issued for cancellation of options        1,200,000         1,200         8,398,800               --                  --
Shares issued upon conversion of subsidiary
  common stock                                      86,544            87               (87)              --                  --
Comprehensive loss:
  Net loss                                              --            --                --               --         (23,178,464)
  Foreign currency translation adjustment               --            --                --               --                (562)
                                                                                                                    ------------
                                                                                                                    (23,179,026)
                                                                                                                    ============
Total comprehensive loss
                                                ----------       -------       ------------        ---------
Balance at December 31, 1999                    16,956,778       $16,957        54,291,536         (505,909)
                                                ==========       =======       ============        =========

                                                                  Accumulated
                                                                     Other              Total
                                                 Accumulated     Comprehensive      shareholders'
                                                   Deficit            Loss             equity
                                                -------------------------------------------------
Balance at June 30, 1999                        (15,347,639)        (3,598)            244,917
Common stock issued for prepaid advertising              --             --             300,000
Common stock issued for services                         --             --           3,389,400
Warrants issued for services                             --             --              53,534
Sale of common stock for cash, net                       --             --          25,459,740
Shares issued for debenture conversion                   --             --             200,000
Options granted for services                             --             --             172,853
Stock option compensation                                --             --                  --
Amortization of deferred compensation                    --             --             230,533
Exercise of warrants                                     --             --                 370
Cashless exercise of options and warrants                --             --                  --
Shares issued for cancellation of options                --             --           8,400,000
Shares issued upon conversion of subsidiary
  common stock                                           --             --                  --
Comprehensive loss:
  Net loss                                      (23,178,464)            --         (23,178,464)
  Foreign currency translation adjustment                --           (562)               (562)



Total comprehensive loss
                                                ------------        -------        ------------
Balance at December 31, 1999                    (38,526,103)        (4,160)         15,272,321
                                                ============        =======        ============

See accompanying notes to unaudited condensed consolidated financial statements.

                         NETGATEWAY, INC. AND SUBSIDIARY

         Unaudited Notes to Condensed Consolidated Financial Statements


(1) Description of Business

    Netgateway, Inc. and subsidiary ("Netgateway" to the "Company"), was formed on March 4, 1998 as a Nevada corporation. Netgateway is an internet commerce and connectivity company which provides turn-key solutions designed to enable companies of any size to extend their business to the internet for a wide variety of purposes, including the advertising and sale of products or services by retailers and the conduct of commercial transactions between business enterprises.

    Prior to October 1, 1999, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Planned principal operations commenced and began producing significant revenue on October 1, 1999, and accordingly, Netgateway is no longer considered a development stage company.

(2) Summary of Significant Accounting Policies

    (a)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b)  Revenue Recognition

         Revenues from the design and development of internet web sites and related consulting projects are recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Deferred revenue represents amounts billed in excess of costs incurred, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

    (c)  Business Segments and Related Information

         Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim

                         NETGATEWAY, INC. AND SUBSIDIARY
         financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments. The Company has only one operating segment. The Company formed its wholly-owned Canadian subsidiary, StoresOnline.com, Ltd., in January 1999. Prior to that time, the Company only had operations in the United States. All revenues during the three and six months ended December 31, 1999 and 1998 were generated in the United States. Substantially all of the Company's long-lived assets were located in the United States at December 31, 1999.

    (d)  Investment Securities

         The Company accounts for investment securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires investments to be classified based on management's intent in one of the three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders' equity and comprehensive income (loss). Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company's investment securities have been classified as available-for-sale.

    (e)  Foreign Currency Translation

         The financial statements of the Company's Canadian subsidiary, StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at actual exchange rates on the date of the transaction. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income
         (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the three and six months ended December 31, 1999 and 1998.

                         NETGATEWAY, INC. AND SUBSIDIARY

    (f)  Loss Per Share

         Basic earnings (loss) per share is computed by dividing net income
         (loss) available to common shareholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to Accounting Principles Board (APB) Opinion No. 15. There were 2,654,873 options and 1,366,375 warrants to purchase shares of common stock that were outstanding during the three and six months ended December 31, 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive. There were 2,575,936 options and 1,150,000 warrants to purchase shares of common stock that were outstanding during the three and six months ended December 31, 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

    (g)  Costs of Start-Up Activities

         Pursuant to AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all the costs of start-up activities as incurred.

    (h)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (i)  Reclassifications

         Certain amounts have been reclassified to conform with current year presentation.

(3) Change in Method of Accounting for Revenue

Effective October 1, 1999, the Company changed its method of accounting for revenue from the completed contract method to the percentage-of-completion method. The Company believes the percentage of completion method more accurately reflects the current earnings process under the Company's contracts. The percentage of completion method is preferable according to Statement of Position

                         NETGATEWAY, INC. AND SUBSIDIARY

81-1, Accounting for Performance of Construction-Type and Certain
Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating the Company's consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

The impact of the accounting change was a decrease in net loss and loss per share as follows:

                                                    Net Loss      Loss per Share
                                                  ------------   ---------------
Three months ended December 31, 1999              $  549,272            .04
Six months ended December 31, 1999                   584,298            .05
Three months ended December 31, 1998                      --             --
Six months ended December 31, 1998                        --             --



(4) Notes Receivable and Notes Receivable from Officer

During the period March 4, 1998 (inception) through June 30, 1998, the Company issued a $50,000 note receivable to a customer which was repaid during the six months ended December 31, 1998. In July 1998 and August 1998, the Company advanced $800,000 to an entity with which the Company was in merger discussions. Certain Company officers and directors were minor shareholders of the potential merger entity. The merger was not consummated and the advance was deemed uncollectible and written-off during the three months ended September 30, 1998. During June 1999, the Company issued its chief executive officer, Keith Freadhoff, a non-interest bearing $30,000 note receivable. The note was repaid in July 1999.

(5) Notes Payable and Convertible Debentures

In August and September 1999, the Company obtained bridge financing whereby 12% senior notes payable and 357,850 shares of common stock were issued generating proceeds of $2,744,290, net of $803,612 of issuance costs. The senior notes payable are due the earlier of April 30, 2000 or upon the close of a public sale of the Company's common stock. The Company also granted 149,375 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10 per share as additional issuance costs. The warrants are exercisable for a period of four years commencing May 18, 2000. The fair value of the warrants on the dates of issuance was estimated to be $469,402 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 2 years. The net proceeds from the bridge financing were allocated to the senior notes payable and common stock based on their relative fair values. Accordingly, $957,450 was recorded as notes payable, $2,035,140 as equity, net of $555,313 of stock issuance costs, and $248,299 as debt issuance costs.

                         NETGATEWAY, INC. AND SUBSIDIARY

In September 1999, the Company issued a 12% senior note payable of $500,000 and 50,000 shares of common stock valued at $350,000 stock, the proceeds of which were received in October 1999. The note is due the earlier of April 30, 2000 or upon the close of a public sale of the Company's common stock. In October 1999, the Company issued a 12% senior note payable of $25,000 and 2,500 shares of common stock valued at $17,500 generating net proceeds of $22,500. The note is due the earlier of April 30, 2000 or upon the close of a public sale of the Company's common stock. The Company also granted 1,250 warrants valued at $3,349. The net proceeds were allocated to the senior notes payable and common stock based on their relative fair value.

In November 1999, the Company repaid all of the $6,633,500 12% senior notes payable. Upon repayment of the senior notes, the remaining debt discount balance of $3,253,469 was recognized as interest expense.

In October and November 1999, $200,000 of convertible debentures were converted into 80,000 shares of common stock.

(6) Shareholders' Equity

In July 1999, the Board of Directors adopted the 1999 Stock Option Plan for Non-Executives. An aggregate of 2,000,000 shares were reserved for issuance under the Plan. During the six months ended December 31, 1999, the Company granted 1,119,682 options under the Plan at exercise prices ranging from $3.50 to $12.50 per share. The Company also granted 285,714 options under the 1998 Executive Plan during the six months ended December 31, 1999 at exercise prices ranging from $3.50 to $8.18 per share. The Company also granted 123,916 options under the 1998 Employee Stock Option Plan during the six months ended December 31, 1999 at exercise prices ranging from $3.50 to $4.19 per share.

In July 1999, the Company entered into a Cable Reseller and Mall agreement with MediaOne of Colorado, Inc. (MediaOne) whereby the Company also issued to MediaOne 50,000 shares of common stock and warrants to purchase 200,000 shares of common stock. The exercise price of the warrants is dependent upon the market price of the Company's common stock on the date that the warrants are earned under certain performance criteria. As of December 31, 1999, the performance criteria had not been met.

During the six months ended December 31, 1999, the Company issued 502,400 shares of common stock valued at $3,389,400 for services, of which 500,000 shares were issued to the CEO of the Company.

In October, the Company issued 969,810 shares of common stock upon the cashless exercise of warrants, 100 shares of common stock upon the exercise of warrants for $100, 1,200,000 shares of common stock valued at $8,400,000 to three executives upon the cancellation of 1,980,000 options, and 8,000 shares of common stock upon the conversion of $20,000 of convertible debentures. In November 1999, the Company issued 270 shares of common stock upon the exercise of warrants for $270.

                         NETGATEWAY, INC. AND SUBSIDIARY

In November and December 1999, the Company sold 3,795,000 shares of common stock in a public offering generating net proceeds of $23,057,844. The Company also granted 190,250 warrants as stock issuance costs.

In December 1999, the Company issued 86,544 shares of common stock upon the conversion of common stock of its Storesonline.com subsidiary.

(7) Subsequent Events

In December 1999, the Company signed a letter of intent to acquire Galaxy Enterprises, Inc. ("Galaxy Enterprises"). Under the terms of the letter of intent, we will acquire Galaxy Enterprises in an all-stock merger by issuing to Galaxy Enterprises's stockholders approximately 5 million shares of Netgateway with a value of approximately $50 million. Among other things, Galaxy Enterprises, through its subsidiary Galaxy Mall, Inc., engages in the business of selling electronic home pages, or "storefronts" on its Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Enterprises also conducts Internet training seminars throughout the United States for its customers and for others interestd in extending their businesses to the Internet.

In connection with the proposed merger, on January 7, 2000, the Company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan is secured by a pledge of Galaxy Enterprises common stock from John J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises. The notes bear interest at 9.5% and are due and payable on the earlier of April 30, 2000 or the consummation date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10Q are forward looking. In particular, statements herein regarding our future results of operations or financial position are forward-looking statements. Forward-looking statements reflecting our current expectations are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that may cause such differences include, but are not limited to, those discussed under the heading "Risk Factors" in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC") on June 1, 1999, amended by Amendment No. 1 filed with the SEC on July 21, 1999, amended by Amendment No. 2 filed with the SEC on October 14, 1999, amended by Amendment No. 3 filed with the SEC on November 12, 1999 and amended by Amendment No. 4 filed with the SEC on November 17, 1999 (Registration No. 333-79571), and elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere herein.

General

We provide turn-key electronic commerce services designed to enable clients to extend their business to the Internet to conduct commercial transactions between business enterprises. The hub of our electronic commerce solution is our proprietary Internet Commerce Center "ICC", which consists of the hardware, proprietary and licensed software, and the related technical services necessary for our clients to transact electronic commerce, known in our industry as eCommerce. We also design and build custom interfaces, or spokes, to connect business clients to the ICC. Our ICC provides our clients a continuum of increasingly sophisticated and technologically complex solutions, ranging from a simple internet storefront advertising their products and taking orders through e-mail to a highly complex system of private websites, known as extranets. These extranets are accessible only by clients and selected outsiders, such as our customers, suppliers, and vendors, to interact and transact business-to-business electronic commerce.

Prior to October 1, 1999, we were a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Planned principal operations commenced and began producing significant revenue on October 1, 1999, and accordingly, we are no longer considered a development stage company.

Effective October 1, 1999, we changed our method of accounting for revenue from the completed contract method to the percentage-of-completion method. We believe that the percentage of completion method more accurately reflects the current earnings process under the Company's contracts. The percentage of completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating our consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

Results of Operations

Revenue

Service revenue includes revenues related to web site development and the design of electronic storefronts, internet-based shopping mall development and design, and transaction processing. Service revenues for the three and six month periods ended December 31, 1999 increased to $924,921 and $1,172,681, respectively, from $18,614 and $80,184 in the comparable prior periods. The growth in service revenues was attributable primarily to the addition of several new customers to our ICC. In addition, our average price for system development has increased as the scope and technical requirements of our customers utilizing the ICC has increased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for executive, sales, marketing, accounting and administrative personnel, recruiting, professional fees, research and development and other general corporate expenses. Selling, general and administrative expenses for the three and six month periods ended December 31, 1999 increased to $16,550,141 and $19,269,200, respectively, from $3,532,170 and $5,287,318 in the comparable prior periods. The increase in selling, general and administrative expenses is attributable primarily to non-cash compensation from common stock issued to executives during the three months ended December 31,1999 valued at $11,775,000. The increases in selling, general and administrative expenses are also attributable to increased payroll-related and other infrastructure costs as we expand and incur additional costs related to the growth of our business.

Interest (Income) Expense, Net

Interest expense consists primarily of amortization of debt issuance costs and debt discount and interest in connection with our $1,000,000 of Secured Convertible Debentures due December 31,1999 (the "Convertible Debentures"), and $6,633,500 of our Series A 12% Senior Notes (the "Senior Notes"). The Senior Notes were issued in connection with our May through October 1999 bridge financing private placements (the "Bridge Financing"). Interest (income) expense, net for the three and six month periods ended December 31, 1999, increased to $3,738,220 and $4,768,032, respectively, from $15,110 and $(17,970)
in the comparable prior periods. The increase in interest expense is attributable primarily to the amortization of promissory note discounts incurred in conjunction with the Bridge Financing. The amortization of the debt discount aggregated $3,587,853 and $4,356,934 during the three and six-month periods ended December 31, 1999, respectively. All of the Convertible Debentures were converted into common stock as of December 31, 1999. The Senior Notes were repaid in full in November 1999.

Income Taxes

We have not generated any taxable income to date and therefore have not paid any federal income taxes since our inception. Utilization of our net operating loss carry forwards, which begin to expire in 2013, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

At December 31, 1999, the Company had $13,119,848 in cash on hand, an increase of $12,550,376 from June 30, 1999.

Net cash used in operating activities was $5,577,712 for the six-month period ended December 31, 1999. Net cash used in operations was primarily attributable to $23,178,464 in net losses and increases in assets, partially offset by non-cash charges as well as increases in accounts payable and accrued expenses. Increases in assets included $420,177 in accounts receivable and $307,678 in unbilled receivables resulting from the growth in revenues. Non-cash charges include $3,389,000 for common stock issued for services, $8,400,000 for stock issued for cancellation of options and $4,022,550 from the amortization of debt discount. Accounts payable and accrued expenses increased $1,145,846 and resulted primarily from the accrual of mid-year bonuses to our employees and balances owed on capital expenditures.

Net cash used in investing activities was $1,226,673 for the six months ended December 31, 1999 and consisted primarily of purchases of property and equipment for the upgrade of our technological infrastructure.

Net cash provided by financing activities of $19,355,323 for the six-month period ended December 31, 1999 resulted primarily from $1,114,950 in proceeds from the issuance of Senior Notes and $25,314,234 in proceeds from the issuance of common stock in connection with our secondary offering, which we completed in November and December 1999. These proceeds were partially offset by $6,633,500 used to repay the Bridge Financing loans in their entirety.

We believe that our existing capital resources are adequate to meet its cash requirements for at least the next ten months. We anticipate that we will incur additional capital expenditures spending during the third and fourth quarters of our fiscal year to continue upgrading the technological infrastructure.

Recent Events

In December 1999, the Company signed a letter of intent to acquire Galaxy Enterprises, Inc. ("Galaxy Enterprises"). Under the terms of the letter of intent, we will acquire Galaxy Enterprises in an all-stock merger by issuing to Galaxy Enterprise's stockholders approximately 5 million shares of Netgateway with a value of approximately $50 million. Among other things, Galaxy Enterprises, through its subsidiary, Galaxy Mall, Inc., engages in the business of selling electronic home pages, or "storefronts" on its Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Enterprises also conducts Internet training seminars throughout the United States for its customers and for others interested in extending their businesses to the Internet.

In connection with the proposed merger, on January 7, 2000, the Company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan is secured by a pledge of Galaxy Enterprises common stock from John J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises.

In December 1999, the Company reached an agreement with Leading Technologies Inc.,d/b/a Mall of Minority America.com, Inc. to develop, manage, and service Leading Technologies Inc.'s Internet-based shopping mall and client extranet.

In January 2000, the Company reached an agreement with Intermedia Partners Southeast, an affiliate of AT&T Media Services, to launch a local electronic shopping portal in Nashville, Tennessee. Pursuant to this agreement, the Company will design and develop an Internet-based shopping mall, to be branded with the Intermedia's name, brand and image, and will offer its storefront building and maintenance services to Intermedia's subscribers. The Company will also be responsible for marketing support, including development of mall content, training of Intermedia's sales people, development of Intermedia's branded collateral material and periodic distribution and updating of advertising spots to promote online shopping mall and storebuilding services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         None.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The proceeds from the offering of 3,795,000 shares of our common stock have been used to repay $6,633,500 of indebtedness incurred in connection with our May through September 1999 private placements of Series A 12% Senior Notes due 2000. Additionally approximately $830,000 was used to upgrade our technological infrastructure. The remainder of the proceeds is being used to fund operations and continue to develop the infrastructure necessary to support the growth of our business. As of December 31, 1999 we had $13,119,848 of the proceeds from the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The documents required to be filed as exhibits to this report under
Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

(b)      Reports on Form 8-K


         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NETGATEWAY, INC.


Date: February 14, 2000                             /s/ Roy W. Camblin
                                              ----------------------------------
                                              Name: Roy W. Camblin III
                                              Title:  Chief Executive Officer


Date: February 14, 2000                             /s/ Donald M. Corliss Jr.
                                              ----------------------------------
                                              Name: Donald M. Corliss Jr.
                                              Title:  President

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
10.1     Letter of Intent, dated December 12, 1999 between Galaxy Enterprises, Inc., a Nevada corporation and the Company

10.2R    Electronic Commerce Services Agreement, dated as of December 1, 1999, between Netgateway and
         Leading Technologies, Inc. d/b/a Mall of Minority America.com, Inc.

10.3R    Cable Reseller and Mall Agreement, dated as of December 9, 1999, among Netgateway,
         StoresOnline.com, Inc. and Intermedia Partners Southeast

10.4     Pledge Agreement, dated as of January 7, 2000, between John J. Poelman and the Company

10.5     Promissory Note in the principal amount of $300,000, dated January 7, 2000 issued to the Company

10.6     Pledge Agreement, dated as of  February 4, 2000, between John J. Poelman and the Company

10.7     Promissory Note in the principal amount of $150,000, dated February 4, 2000 issued to the Company

10.8     Employment Agreement, dated as of  December 15, 1999, between Jill Padwa and the Company

18.1     Letter dated February 9, 2000 from KPMG LLP

Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form 10-Q in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form 10-Q which have had confidential information redacted are indicated as follows on the exhibit list above: "R" Within the exhibits to this Form 10-Q, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[**REDACTED**]"