Form 10-Q
period 2000-03-31
NETGATEWAY INC
filed 2000-05-15
CIK 1075736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________


                        Commission file number: 000-27941


                                NETGATEWAY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        87-0591719
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


300 OCEANGATE, 5TH FLOOR, LONG BEACH, CALIFORNIA                       90802
    (Address of principal executive offices)                         (Zip code)


                                 (562) 308-0010
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant's common stock as of May 8, 2000: 17,660,543.

     When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and at
  June 30, 1999 ............................................................. 2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2000 and 1999 ............................. 3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 ...................................... 4
Unaudited Condensed Consolidated Statement of Changes in Shareholders'
  Equity for the nine months ended March 31, 2000 ........................... 5
Notes to the Unaudited Condensed Consolidated Financial Statements .......... 6

                        NETGATEWAY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        March 31, 2000 and June 30, 1999


                                                                                March 31,        June 30,
                                                                                  2000             1999
                                                                              ------------    ------------
                                                                              (Unaudited)
                                     Assets
Current assets:
  Cash                                                                        $  8,739,972         569,472
  Accounts receivable less allowance for doubtful accounts of $600
   and $3,000 at March 31, 2000 and June 30, 1999, respectively                    618,872          44,198
  Unbilled receivables (note 6)                                                    679,134            --
  Note receivable (note 6)                                                         450,000            --
  Note receivable from officer                                                        --            30,000
  Debt issue costs                                                                    --           336,288
  Prepaid offering costs                                                              --           325,887
  Deferred acquisition costs                                                       361,628            --
  Prepaid advertising                                                              290,000            --
  Prepaid expenses and other current assets                                        535,444          73,481
                                                                              ------------    ------------
              Total current assets                                              11,675,050       1,379,326

Property and equipment, net                                                      2,496,883         496,536
Intangible assets, net                                                           1,323,556       1,562,635
Other assets                                                                        27,284          19,853
                                                                              ------------    ------------
                                                                              $ 15,522,773       3,458,350
                                                                              ============    ============

                      Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of notes payable (note 4)                                   $       --         1,496,000
  Convertible debentures (note 4)                                                     --           200,000
  Accounts payable                                                                 813,444         278,723
  Accrued wages and benefits                                                     1,233,125         278,741
  Accrued interest                                                                    --            44,301
  Accrued liabilities                                                              987,900         543,632
  Deferred revenue                                                                 115,529          67,694
  Accrued contract losses                                                             --           302,543
  Current portion of notes payable to related parties                                 --             1,799
                                                                              ------------    ------------
              Total current liabilities                                          3,149,998       3,213,433

Shareholders' equity (note 5):
  Common stock, par value $.001 per share.  Authorized
   40,000,000 shares; issued and outstanding 17,508,327 and
   9,912,304 at March 31, 2000 and June 30, 1999, respectively                      17,508           9,913
  Additional paid-in capital                                                    55,950,432      15,639,160
  Deferred compensation                                                           (744,172)        (52,919)
  Accumulated other comprehensive loss                                              (4,396)         (3,598)
  Accumulated deficit                                                          (42,846,597)    (15,347,639)
                                                                              ------------    ------------
              Total shareholders' equity                                        12,372,775         244,917
Commitments and subsequent events
                                                                              ------------    ------------
              Total liabilities and shareholders' equity                      $ 15,522,773       3,458,350
                                                                              ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                     Three months    Three months    Nine months      Nine months
                                                        ended           ended           ended            ended
                                                       March 31,       March 31,       March 31,        March 31,
                                                         2000            1999            2000             1999
                                                     ------------    ------------    ------------    ------------
Revenue (note 3)                                     $  2,042,315          42,208       3,214,997         122,392
Cost of sales                                        $    508,464          33,525       1,399,025         102,489
                                                     ------------    ------------    ------------    ------------
Gross profit                                            1,533,851           8,683       1,815,972          19,903
                                                     ------------    ------------    ------------    ------------

Product development                                     2,342,665         257,589       4,104,599         911,236
Selling and marketing                                   1,356,764         306,974       3,093,634         333,437
General and administrative                              1,993,223       1,976,326      16,873,064       6,514,569
Depreciation and amortization                             294,708          97,321         608,621         144,702
                                                     ------------    ------------    ------------    ------------
            Total operating expenses                    5,987,360       2,638,210      24,679,918       7,903,944
                                                     ------------    ------------    ------------    ------------

            Loss from operations                       (4,453,509)     (2,629,527)    (22,863,946)     (7,884,041)

Loss on sale of equity securities                              --              --              --          54,729
Interest (income) expense, net                           (133,040)        697,244       4,635,012         679,274
                                                     ------------    ------------    ------------    ------------

            Net loss before extraordinary item         (4,320,469)     (3,326,771)    (27,498,958)     (8,618,044)

Extraordinary gain on debt extinguishment                      --              --              --       1,653,233
                                                     ------------    ------------    ------------    ------------

            Net loss                                 $ (4,320,469)     (3,326,771)    (27,498,958)     (6,964,811)
                                                     ============    ============    ============    ============

Basic and diluted extraordinary
  gain per share                                     $         --              --              --            0.19
                                                     ============    ============    ============    ============

Basic and diluted loss per share                     $      (0.25)          (0.37)          (2.02)          (0.80)
                                                     ============    ============    ============    ============

Weighted average common shares outstanding -
  basic and diluted                                    17,183,314       9,027,916      13,589,267       8,659,851
                                                     ============    ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                       NET GATEWAY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                     Nine months    Nine months
                                                                       ended          ended
                                                                      March 31,      March 31,
                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $(27,498,958)     (6,964,811)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                      608,621         144,702
      Common stock issued for services                                 3,402,313         902,100
      Loss on sale of equity securities                                     --            54,729
      Amortization of deferred compensation                              466,147          89,260
      Gain on extinguishment of debt                                        --        (1,653,233)
      Stock compensation paid by shareholders                               --           400,000
      Stock issued in exchange for cancellation of options             8,400,000            --
      Amortization of debt issue costs                                   585,592            --
      Amortization of debt discount                                    4,022,550          35,488
      Interest expense on warrants issued as debt issue costs               --           668,904
      Options and warrants issued for services                           172,853       2,224,987
      Provision for doubtful accounts                                       --            23,876
      Write-off of note receivable                                          --           800,000
      Changes in assets and liabilities:
        Accounts receivable                                             (574,674)        (18,921)
        Unbilled receivables                                            (679,134)           --
        Other assets                                                    (494,385)         41,297
        Accounts payable and accrued expenses                          1,687,897       1,094,763
                                                                    ------------    ------------
            Net cash used in operating activities                     (9,901,178)     (2,156,859)
                                                                    ------------    ------------
Cash flows from investing activities:
  Cash assumed in business acquisition                                      --             4,781
  Loan for notes receivable                                             (450,000)       (800,000)
  Repayment of notes receivable                                           30,000          50,000
  Purchase of equity securities                                             --          (100,733)
  Proceeds from sale of equity securities                                   --            46,004
  Purchase of property and equipment                                  (2,369,888)       (118,927)
                                                                    ------------    ------------
            Net cash used in investing activities                     (2,789,888)       (918,875)
                                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                         25,313,863       2,164,800
  Proceeds from exercise of options and warrants                       1,173,028         264,200
  Proceeds from issuance of notes payable to related parties                --           100,000
  Repayment of notes payable                                          (6,633,500)           --
  Proceeds from issuance of notes payable and
    convertible debentures                                             1,114,950       1,160,000
  Cash paid for debt issue costs                                        (104,178)           --
  Repayment of notes payable to related parties                           (1,799)       (730,630)
                                                                    ------------    ------------
            Net cash provided by financing activities                 20,862,364       2,958,370
            Effect of exchange rate changes on cash balances                (798)         (1,639)
                                                                    ------------    ------------
            Net increase in cash                                       8,170,500        (119,003)
Cash at beginning of period                                              569,472         254,597
                                                                    ------------    ------------
Cash at end of period                                               $  8,739,972         135,594
                                                                    ============    ============
Supplemental schedule of noncash activities:
  Acquisition of StoresOnline                                               --         1,021,429
  Conversion of debt to common stock                                $    200,000         762,500
  Common stock issued for prepaid advertising                            300,000            --
  Capital contributed upon extinguishment of debt                           --           200,000
  Warrants issued to settle an obligation                                 53,534            --
  Warrants issued for debt issue costs                                   145,876         746,076
  Stock issued for debt issue costs                                         --            75,000
                                                                    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        NETGATEWAY INC. AND SUBSIDIARIES
  Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity

                                                             Common stock
                                                      ---------------------------     Additional        Deferred   Comprehensive
                                                         Shares         Amount     paid-in capital   Compensation      Loss
                                                      ------------   ------------  ---------------   ------------  -------------
Balance at June 30, 1999                                9,912,304   $      9,913     15,639,160         (52,919)
Common stock issued for prepaid advertising                50,000             50        299,950            --              --
Common stock issued for services                          515,150            515      3,489,298         (87,500)           --
Warrants issued to settle an obligation                      --             --           53,534            --              --
Sale of common stock for cash, net                      4,155,350          4,155     25,309,708            --              --
Warrants issued for debt issue costs                         --             --          145,876            --              --
Shares issued for debenture conversion                     80,000             80        199,920            --              --
Options granted for services                                 --             --          172,853            --              --
Stock option compensation                                    --             --        1,069,900      (1,069,900)           --
Amortization of deferred compensation                        --             --             --           466,147            --
Exercise of warrants                                       25,170             25         27,145            --              --
Cashless exercise of options and warrants               1,098,773          1,098         (1,098)           --              --
Shares issued for cancellation of options               1,200,000          1,200      8,398,800            --              --
Shares issued for exercise of options                     326,720            327      1,145,531            --              --
Shares issued upon conversion of
  subsidiary common stock                                 144,860            145           (145)           --              --
Comprehensive loss:
  Net loss                                                   --             --             --              --       (27,498,958)
  Foreign currency translation adjustment                    --             --             --              --              (798)

                                                                                                                   ------------
                                                                                                                    (27,499,756)
                                                                                                                   ============
Total comprehensive loss
                                                      ------------   ------------    ------------    ------------
Balance at March 31, 2000                              17,508,327   $     17,508     55,950,432        (744,172)
                                                      ============   ============    ============    ============


                                                                      Accumulated
                                                                        Other          Total
                                                      Accumulated    Comprehensive  Shareholders'
                                                        Deficit          Loss           equity
                                                      ------------   ------------- ---------------
Balance at June 30, 1999                              (15,347,639)         (3,598)        244,917
Common stock issued for prepaid advertising                    --              --         300,000
Common stock issued for services                               --              --       3,402,313
Warrants issued to settle an obligation                        --              --          53,534
Sale of common stock for cash, net                             --              --      25,313,863
Warrants issued for debt issue costs                           --              --         145,876
Shares issued for debenture conversion                         --              --         200,000
Options granted for services                                   --              --         172,853
Stock option compensation                                      --              --            --
Amortization of deferred compensation                          --              --         466,147
Exercise of warrants                                           --              --          27,170
Cashless exercise of options and warrants                      --              --            --
Shares issued for cancellation of options                      --              --       8,400,000
Shares issued for exercise of options                          --              --       1,145,858
Shares issued upon conversion of subsidiary
  common stock                                                 --              --              --
Comprehensive loss:
  Net loss                                            (27,498,958)             --     (27,498,958)
  Foreign currency translation adjustment                      --            (798)           (798)


Total comprehensive loss
                                                      ------------        -------      ------------
Balance at March 31, 2000                             (42,846,597)        (4,396)      12,372,775
                                                      ============        =======      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  Description of Business

          Netgateway, Inc. and subsidiaries ("Netgateway" or the "Company"), was formed on March 4, 1998 as a Nevada corporation. Netgateway provides eCommerce services designed to enable clients to extend their business to the Internet to conduct commercial transactions between business enterprises and between business enterprises and consumers. The hub of Netgateway's eCommerce solution is its proprietary Internet Commerce Center, which consists of the hardware, proprietary and licensed software, and the related technical services necessary for Netgateway's clients to transact eCommerce. Netgateway also designs and builds custom interfaces, or spokes, to connect business clients to the Internet Commerce Center. Netgateway's Internet Commerce Center permits a continuum of sophisticated and technologically complex, or scalable, solutions ranging from a simple Internet storefront advertising their products and taking orders through e-mail to a highly complex system of secure client extranets allowing vendors to interact and transact business-to-business eCommerce with one or more specific customers.

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

    (c)  Business Segments and Related Information

         Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments. The Company has only one operating segment. The Company formed its wholly-owned Canadian subsidiary, StoresOnline.com, Ltd., in January 1999. Prior to that time, the Company only had operations in the United States. All revenues during the three and nine months ended March 31, 2000 and 1999 were generated in the United States. Substantially all of the Company's long-lived assets were located in the United States at March 31, 2000.

                        NETGATEWAY, INC. AND SUBSIDIARIES

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

    (e)  Foreign Currency Translation

         The financial statements of the Company's Canadian subsidiary, StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at actual exchange rates on the date of the transaction. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income
         (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the three and nine months ended March 31, 2000 and 1999.

    (f)  Loss Per Share

         Basic earnings (loss) per share is computed by dividing net income
         (loss) available to common shareholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to Accounting Principles Board (APB) Opinion No. 15. There were 2,933,407 options and 1,189,075 warrants to purchase shares of common stock that were outstanding during the three and nine months ended March 31, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive. There were 3,608,596 options and 1,468,300 warrants to purchase shares of common stock that were outstanding during the three and nine months ended March 31, 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

    (g)  Costs of Start-Up Activities

         Pursuant to AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all the costs of start-up activities as incurred.

                        NETGATEWAY, INC. AND SUBSIDIARIES

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

    (j)  Credit Concentration Risk

         Revenue from one customer represented 49% and 31% of the Company's revenues and from an additional customer, Galaxy Enterprises, Inc., (see Note 6) represented 33% and 21% of the Company's revenue for the three months and nine months ended March 31, 2000, respectively.

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

The impact of the accounting change was a decrease in net loss and loss per share as follows:


                                                    Net Loss      Loss per Share
                                                  ------------   ---------------
Three months ended March 31, 2000                 $      80,978           .005
Nine months ended March 31, 2000                        665,279           .049
Three months ended March 31, 1999                         8,433           .001
Nine months ended December 31, 1999                       8,433           .001


                        NETGATEWAY, INC. AND SUBSIDIARIES

(4) Notes Payable and Convertible Debentures

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

(5) Shareholders' Equity

In July 1999, the Board of Directors adopted the 1999 Stock Option Plan for Non-Executives (the "Plan"). An aggregate of 2,000,000 shares were reserved for issuance under the Plan. Stockholder approval is necessary in order to adopt a new plan. As stockholder approval had not been obtained prior to March 31, 2000, all options granted are not considered outstanding and have not been included in the preceding analysis. Management will seek stockholder approval at a special meeting of the Company's stockholders on May 24, 2000. Once stockholder approval is obtained, the additional options will be effectively granted and the appropriate calculations to determine compensation can be completed. During the nine months ended March 31, 2000, the Company granted 1,803,482 options under the Plan at exercise prices ranging from $3.50 to $12.50 per share. The Company also granted 535,714 options under the 1998 Executive Plan during the nine months ended March 31, 2000 at exercise prices ranging from $3.50 to $8.18 per share. The Company also granted 123,916 options under the 1998 Employee Stock Option Plan during the nine months ended March 31, 2000 at exercise prices ranging from $3.50 to $4.19 per share.

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

                        NETGATEWAY, INC. AND SUBSIDIARIES

During the nine months ended March 31, 2000, the Company issued 515,150 shares of common stock valued at $3,489,813 for services, of which 500,000 shares were issued to the chief executive officer of the Company.

In October, the Company issued 969,810 shares of common stock upon the cashless exercise of warrants, 100 shares of common stock upon the exercise of warrants for $100, 1,200,000 shares of common stock valued at $8,400,000 to three executives upon the cancellation of 1,980,000 options, and 80,000 shares of common stock upon the conversion of $200,000 of convertible debentures. In November 1999, the Company issued 270 shares of common stock upon the exercise of warrants for $270.

In November and December 1999, the Company sold 3,795,000 shares of common stock in a public offering generating net proceeds of $23,057,844. The Company also granted 190,250 warrants as stock issuance costs.

In December 1999, January, February, and March 2000, the Company issued 86,544 10,586, 10,586, and 37,144 shares of common stock, respectively, upon the conversion of common stock of its Storesonline.com subsidiary.

In January, February, and March 2000, the Company issued 128,963 shares of common stock upon the cashless exercise of warrants and 24,800 shares of common stock upon the exercise of warrants for $26,800.

In January, February, and March 2000, the Company issued 326,720 shares of common stock upon the exercise of options under the Company's plans for $1,145,858.

(6) Galaxy Acquisition

In March 1999, the Company signed a definitive agreement under which the Company will acquire Galaxy Enterprises, Inc. ("Galaxy Enterprises") for total consideration of approximately 3.9 million shares. Among other things, Galaxy Enterprises, through its subsidiary Galaxy Mall, Inc., engages in the business of selling electronic home pages, or "storefronts" on its Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Enterprises also conducts Internet training seminars throughout the United States for its customers and for others interested in extending their businesses to the Internet.

In connection with the merger, on January 7, 2000, the Company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan is secured by a pledge of Galaxy Enterprises common stock from John J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises. The notes bear interest at 9.5% and are due and payable on the earlier of June 1, 2000 or the consummation date of the merger.

Pending completion of the merger, the Company has entered into certain transactions in the normal course of business with Galaxy Enterprises, Inc. Such transactions are at negotiated prices and on arm's length terms comparable to transactions with other customers of the Company. For the three months ended March 31, 2000, Netgateway's sales to Galaxy Enterprises totaled $679,134.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward looking and include, but are not limited to, statements as to: expectations regarding future revenue opportunities; the completion of the Galaxy Enterprises, Inc. merger and related matters; the development of the business-to-business eCommerce market and the future growth of our customer base; future expense levels, including research and development expenses, selling and marketing expenses and general and administrative expenses, and amortization of goodwill and other tangibles; strategic relationships and distribution relationships; future capital needs; the emergence of new technologies; expansion of our sales and marketing forces; investment in new product development and enhancements; expansion into new markets; new distribution and customer acquisition models; acquisition of complementary products, technologies and businesses; and future results of operations or financial position.

     Forward-looking statements reflecting our current expectations are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that may cause such differences include, but are not limited to, those discussed (i) under the heading "Risk Factors" in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC") on June 1, 1999, as amended by Amendment No. 1 filed with the SEC on July 21, 1999, amended by Amendment No. 2 filed with the SEC on October 14, 1999, amended by Amendment No. 3 filed with the SEC on November 12, 1999 and amended by Amendment No. 4 filed with the SEC on November 17, 1999 (Registration No. 333-79571), (ii) under the heading "Risk Factors" in our Registration Statement on Form S-4, as filed with the SEC on May 5, 2000 (Registration No. 333-36360), and (iii) elsewhere in this quarterly report.

     We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this quarterly report.

GENERAL

     We provide electronic commerce services designed to allow clients to extend their business to the Internet to conduct commercial transactions between business enterprises and between business enterprises and consumers. The hub of our electronic commerce solution is our proprietary Internet Commerce Center, which consists of the hardware, proprietary and licensed software, and the related technical services necessary for our clients to transact eCommerce. We also design and build custom interfaces, or spokes, to connect business clients to our Internet Commerce Center. Our Internet Commerce Center provides our clients a continuum of increasingly sophisticated and technologically complex solutions, ranging from a simple internet storefront advertising their products and taking orders through e-mail to a highly complex system of secure extranets allowing vendors to interact and transact business-to-business eCommerce with one or more specific customers.

     Prior to October 1, 1999, we were a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Planned principal operations commenced and began producing significant revenue on October 1, 1999, and accordingly, we are no longer considered a development stage company.

     Effective October 1, 1999, we changed our method of accounting for revenue from the completed contract method to the percentage-of-completion method. We believe that the percentage-of-completion method more accurately reflects the current earnings process under our contracts. The percentage of completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating our consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

     Commencing with the quarter ended March 31, 2000, we have elected to classify all project development and customer support expenses as cost of sales for all periods presented. All product development expenses are separately disclosed in operating expenses. We believe this expense classification better reflects the relationship between our revenue and expenses.

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     In view of the rapidly evolving nature of our business and its limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

     We cannot predict the degree to which we will experience seasonality in our business because of our limited operating history, and because we cannot identify which companies, if any, we may acquire in the foreseeable future.

RESULTS OF OPERATIONS

     REVENUE

     Revenue includes revenues related to web site development and the design of electronic storefronts, internet-based shopping mall development and design, transaction processing and licensing fees for the licensing of our technology. Revenues for the three and nine month periods ended March 31, 2000 increased to $2,042,315 and $3,214,997, respectively, from $42,208 and $122,392 in the comparable prior periods. The growth in our revenues was attributable primarily to the addition of new customers to our Internet Commerce Center and to the licensing of our software to certain customers. In addition, our average price for system development has increased as the scope and technical requirements of our customers utilizing our Internet Commerce Center has increased.

     GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost of project development and customer support expenses. Gross profit for the three and nine month periods ended March 31, 2000 increased to $1,533,851 and $1,815,972, respectively, from $8,683 and $19,904 in the comparable prior periods. Gross profit increased in absolute dollars over the same periods in 1999, primarily reflecting our increased sales volume. Gross margin percentages increased over the same periods due to the introduction of our software licensing program, which has significantly higher margins than our existing revenue base.

     PRODUCT DEVELOPMENT

     Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel and outside contractors. Product development expenses for the three and nine month periods ended March 31, 2000 increased to $2,342,665 and $4,104,599, respectively, from $257,589 and $911,236 in the comparable prior periods. Product development expenses have increased as we continue to upgrade our Internet Commerce Center. Our focus continues to be large corporate clients in the business-to-business sector; accordingly, our increased product development expenses are consistent with our need to meet the more complex technical requirements of that customer base.

     SELLING AND MARKETING

     Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the three and nine month periods ended March 31, 2000 increased to $1,356,764 and $3,093,634, respectively, from $306,974 and $333,437 in the comparable prior periods. The increases in selling and marketing expenses are primarily attributable to increased payroll-related and other infrastructure costs as we expand and incur additional costs related to the growth of our business.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three and nine month periods ended March 31, 2000 increased to $1,988,668 and $16,862,109, respectively, from $1,976,326 and

$6,514,569 in the comparable prior periods. The increase in general and administrative expenses is attributable primarily to non-cash compensation expense from common stock issued to executives in December 1999 valued at $11,775,000. The increases in general and administrative expenses are also attributable to increased payroll-related and other infrastructure costs as we expand and incur additional costs related to the growth of our business.

     INTEREST (INCOME) EXPENSE, NET

     Interest expense consists primarily of amortization of debt issuance costs and debt discount and interest in connection with our $1,000,000 of Secured Convertible Debentures due December 31, 1999 (the "Convertible Debentures"), and $6,633,500 of our Series A 12% Senior Notes (the "Senior Notes"). The Senior Notes were issued in connection with our May through October 1999 bridge financing private placements (the "Bridge Financing"). Interest expense, net for the nine month period ended March 31, 2000, increased to $4,635,012 from $679,274 in the comparable prior period. The increase in interest expense for the nine month period is attributable primarily to the amortization of promissory note discounts incurred in conjunction with the Bridge Financing. The amortization of the debt discount aggregated $4,356,934 during the nine month period ended March 31, 2000, respectively. All of the Convertible Debentures were converted into common stock as of December 31, 1999. The Senior Notes were repaid in full in November 1999. The net interest income for the nine month period ended March 31, 2000 is attributable to interest earned on cash balances.

     INCOME TAXES

     We have not generated any taxable income to date and therefore have not paid any federal income taxes since our inception except for minimum state tax. Utilization of our net operating loss carry forwards, which begin to expire in 2013, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $8,739,972 in cash, an increase of $8,170,500 from June 30, 1999.

     Net cash used in operating activities was $9,901,178 for the nine month period ended March 31, 2000. Net cash used in operations was primarily attributable to $27,498,958 in net losses and increases in assets, partially offset by non-cash charges as well as increases in accounts payable and accrued expenses. Increases in assets included $574,674 in accounts receivable and $679,134 in unbilled receivables resulting from the growth in our revenues during the nine month period ended March 31, 2000. Non-cash charges include $3,402,313 for common stock issued for services, $8,400,000 for stock issued for cancellation of options and $4,022,550 from the amortization of debt discount. Accounts payable and accrued expenses increased $1,687,897 and resulted primarily from the accrual of wages and benefits and balances owed on expenditures.

     Net cash used in investing activities was $2,789,888 for the nine month period ended March 31, 2000 and consisted primarily of purchases of property and equipment for the upgrade of our technological infrastructure.

     Net cash provided by financing activities of $20,862,364 for the nine month period ended March 31, 2000 resulted primarily from $1,114,950 in proceeds from the issuance of Senior Notes and $25,313,863 in proceeds from the issuance of common stock in connection with the Senior Notes and our secondary offering, which we completed in November and December 1999. These proceeds were partially offset by $6,633,500 used to repay the Bridge Financing loans in their entirety.

     We believe that our existing capital resources are adequate to meet our cash requirements for at least the next six months. We anticipate that we will incur additional capital expenditures spending during the fourth quarter of our fiscal year to continue upgrading our technological infrastructure.

RECENT EVENTS

     In January 2000, we reached an agreement with Intermedia Partners Southeast, an affiliate of AT&T Media Services, to launch a local electronic shopping portal in Nashville, Tennessee. Under this agreement, we will design and develop an Internet-based shopping mall, to be branded with Intermedia's name, brand and image. We will also offer our storefront building and maintenance services to Intermedia's branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and store building services.

     In January 2000, we also entered into an agreement with PharMerica, a subsidiary of Bergen Brunswig Corporation, and the nation's foremost provider of professional, quality and cost effective pharmacy products and services to the long-term care, assisted living, sub-acute and skilled nursing industries. Under the agreement, we will design, develop, manage and host a patient prospecting system, known as PMSIOnLine.com, in which sales professionals and claims adjustors will input prospective patient referrals directly into a secured browser session and submit these prospective patient referrals to PharMerica's legacy systems for analysis and possible sales follow-up.

     In March 1999, we executed a definitive agreement and plan of merger under which we will acquire Galaxy Enterprises, Inc. ("Galaxy Enterprises") for total consideration of approximately 3.9 million shares of our common stock. Among other things, Galaxy Enterprises, through its subsidiary, Galaxy Mall, Inc., engages in the business of selling electronic home pages, or "storefronts," on its Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Enterprises also conducts Internet training seminars throughout the United States for its customers and for others interested in extending their businesses to the Internet.

     In connection with the merger, on January 7, 2000, we advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4,

2000, we advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan is secured by a pledge of Galaxy Enterprises common stock from John J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises. The notes bear interest at 9.5% and are due and payable on the earlier of June 1, 2000 or the consummation date of the merger.

     In connection with the Galaxy Enterprises merger, and to ease the transition of Netgateway and Galaxy Enterprises into the combined company from the signing of the merger agreement until the effective time of the merger, we entered into an electronic commerce services agreement with Galaxy Enterprises dated as of March 1, 2000. This agreement provides that we will, among other things, rebuild and update Galaxy Enterprises' GalaxyMall.com Web site to our software. The services provided by us under this agreement will include the conversion of all Galaxy Mall storefronts, enhancing the look and ease of use and adding new features to the GalaxyMall.com Web site. In addition, we will rebuild Galaxy Enterprise's search engine, Matchsite.com. The estimated payments to be made by Galaxy Enterprises to us under this agreement include $600,000 for rebuilding the GalaxyMall.com Web site, $75 for the conversion of each of the approximately 3,200 storefronts on that site and $50,000 to rebuild the MatchSite.com search engine. We will also be paid hosting fees of approximately $2,000 per month.

     In March 2000, we entered a systems integrator agreement with Complete Business Solutions, Inc., a leading systems integrator and worldwide provider of information technology services to large and mid-sized organizations. Under the terms of the agreement, we will provide CBSI with access to the Internet Commerce Center development environment. We will also allow CBSI to integrate individual business-to-business customers of CBSI, primarily located in North America and Mexico, into the Internet Commerce Center platform. We receive an upfront fee from CBSI for each CBSI customer integrated into the Internet Commerce Center. CBSI provides the integration services for each CBSI customer and collects integration revenue from that customer. We share recurring fees for hosting, transactions and advertising with CBSI. In April 2000, Netgateway entered into an similar agreement with Complete Business Solutions, India, an Indian subsidiary of CBSI. This agreement contains similar terms to those described above and expands the customer reach available for licensing of the Internet Commerce Center internationally to include Europe, Asia and South America.

     In April 2000, we reached an agreement with CableRep, Inc., an affiliate of Cox Communications, to launch one or more electronic shopping portals in Cox Communications cable television markets designated by Cox Communications. Pursuant to this agreement, we will design and develop Internet-based shopping malls, to be branded with Cox Communications' name, brand and image, and will offer its storefront building and maintenance services to Cox Communications' cable television subscribers. We will also be responsible for marketing support, including development of Cox Communications' branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and storebuilding services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     Exhibits

   Exhibit No.                            Description

         10.1 Agreement and Plan of Merger dated as of March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.(1)

         10.2 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman(1)

         10.3 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and Sue Ann Cochran(1)

         10.4     Form of Affiliate Lock-Up Agreement(1)

         10.5     Form of Employment Agreement(1)

         10.6 Stock Option Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman(1)

         10.7 Pledge Agreement, dated as of January 7, 2000, between John J. Poelman and the Company(2)

         10.8 Promissory Note in the principal amount of $300,000, dated January 7, 2000 issued to Netgateway, Inc. (2)

         10.9     Pledge Agreement, dated as of February 4, 2000, between John
                  J. Poelman and Netgateway, Inc.(2)

         10.10 Promissory Note in the principal amount of $150,000, dated February 4, 2000 issued to Netgateway, Inc.(2)

         10.11 Employment Agreement, dated as of December 15, 1999, between Jill Padwa and Netgateway, Inc.(2)

         10.12 Letter of Intent, dated December 12, 1999 between Galaxy Enterprises, Inc. and Netgateway, Inc.(2)

         10.13 Affiliate Lock-up Agreement by and between Netgateway, Inc and Darral Clarke dated March 10, 2000(3)

         10.14 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Brandon B. Lewis dated March 10, 2000(3)

         10.15 Affiliate Lock-up Agreement by and between Netgateway, Inc. and David Wise dated March 10, 2000(3)

         10.16 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Frank C. Heyman dated March 10, 2000(3)

         10.17 Affiliate Lock-up Agreement by and between Netgateway, Inc. and John J. Poelman dated March 10, 2000(3)

         10.18 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Benjamin Roberts dated March 10, 2000(3)

         10.19 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Robert Green dated March 10, 2000(3)

         10.20 Electronic Commerce Services Agreement dated March 1, 2000 between Netgateway and Galaxy Enterprises, Inc. (3)

         10.21 Statement of Work for Galaxy Mall and Store Conversion dated March 1, 2000 between Netgateway and Galaxy Mall(3)

        10.22[R] Systems Integrator Agreement dated as of March 6, 2000 between Netgateway and Complete Business Solutions, Inc.

        10.23[R] Systems Integrator Agreement dated as of April 4, 2000 between Netgateway and Complete Business Solutions (India) Ltd.

        10.24[R] Reseller and Mall Agreement dated as of April 18, 2000, among CableRep, Inc., Netgateway and StoresOnline.com, Inc.

          27      Financial Data Schedule
-------------------------------

(1) Incorporated by reference from Netgateway's Report on Form 8-K filed on March 21, 2000.

(2) Incorporated by reference from Netgateway's Quarterly Report on Form 10-Q filed on February 15, 2000 for the quarter ended December 31, 1999.

(3) Incorporated by reference from Netgateway's Registration Statement on Form S-4, as filed with the SEC on May 5, 2000 (Registration No. 333-36360).

Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form 10-Q in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form 10-Q which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form 10-Q, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]."

 (b)     Reports on Form 8-K

         On March 21, 2000, the Company filed a report on Form 8-K relating to its agreement to merge with Galaxy Enterprises, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                NETGATEWAY, INC.


Date: May 11, 2000                              /s/ Roy W. Camblin III
                                                --------------------------------
                                                Name: Roy W. Camblin III
                                                Chief Executive Officer


Date: May 11, 2000                              /s/ Donald M. Corliss, Jr.
                                                -------------------------------
                                                Name:    Donald M. Corliss, Jr.
                                                Title:   President and Chief
                                                         Operating Officer

                                  EXHIBIT INDEX

      Exhibit No.                       Description

         10.1 Agreement and Plan of Merger dated as of March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.(1)

         10.2 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman(1)

         10.3 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and Sue Ann Cochran(1)

         10.4     Form of Affiliate Lock-Up Agreement(1)

         10.5     Form of Employment Agreement(1)

         10.6 Stock Option Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman(1)

         10.7 Pledge Agreement, dated as of January 7, 2000, between John J. Poelman and the Company(2)

         10.8 Promissory Note in the principal amount of $300,000, dated January 7, 2000 issued to Netgateway, Inc. (2)

         10.9     Pledge Agreement, dated as of February 4, 2000, between John
                  J. Poelman and Netgateway, Inc.(2)

         10.10 Promissory Note in the principal amount of $150,000, dated February 4, 2000 issued to Netgateway, Inc.(2)

         10.11 Employment Agreement, dated as of December 15, 1999, between Jill Padwa and Netgateway, Inc.(2)

         10.12 Letter of Intent, dated December 12, 1999 between Galaxy Enterprises, Inc. and Netgateway, Inc.(2)

         10.13 Affiliate Lock-up Agreement by and between Netgateway, Inc and Darral Clarke dated March 10, 2000(3)

         10.14 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Brandon B. Lewis dated March 10, 2000(3)

         10.15 Affiliate Lock-up Agreement by and between Netgateway, Inc. and David Wise dated March 10, 2000(3)

         10.16 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Frank C. Heyman dated March 10, 2000(3)

         10.17 Affiliate Lock-up Agreement by and between Netgateway, Inc. and John J. Poelman dated March 10, 2000(3)

         10.18 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Benjamin Roberts dated March 10, 2000(3)

         10.19 Affiliate Lock-up Agreement by and between Netgateway, Inc. and Robert Green dated March 10, 2000(3)

         10.20 Electronic Commerce Services Agreement dated March 1, 2000 between Netgateway and Galaxy Enterprises, Inc. (3)

         10.21 Statement of Work for Galaxy Mall and Store Conversion dated March 1, 2000 between Netgateway and Galaxy Mall(3)

        10.22[R] Systems Integrator Agreement dated as of March 6, 2000 between Netgateway and Complete Business Solutions, Inc.

        10.23[R] Systems Integrator Agreement dated as of April 4, 2000 between Netgateway and Complete Business Solutions (India) Ltd.

        10.24[R] Reseller and Mall Agreement dated as of April 18, 2000, among CableRep, Inc., Netgateway and StoresOnline.com, Inc.

         27       Financial Data Schedule
------------------------------
(1) Incorporated by reference from Netgateway's Report on Form 8-K filed on March 21, 2000.

(2) Incorporated by reference from Netgateway's Quarterly Report on Form 10-Q filed on February 15, 2000 for the quarter ended December 31, 1999.

(3) Incorporated by reference from Netgateway's Registration Statement on Form S-4, as filed with the SEC on May 5, 2000 (Registration No. 333-36360).

Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form 10-Q in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form 10-Q which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form 10-Q, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]."