Form 10-K
period 2000-06-30
NETGATEWAY INC
filed 2000-09-22
CIK 1075736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

                        Commission file number: 000-27941

                                NETGATEWAY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     87-0591719
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

300 OCEANGATE, 5TH FLOOR, LONG BEACH, CALIFORNIA            90802
    (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (562) 506-4600

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Based on the closing sale price on the Nasdaq National Market on September 12, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $17,814,163. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of September 12, 2000: 21,677,080.

     Netgateway, CableCommerce, Netgateway Internet Commerce Center, Netgateway ICC, StoresOnline, StoresOnline.com, Merchant Mission Control, Netgateway Where Business Does Business on the Internet, Netgateway Knowledge and Commerce for the Digital Age, StoresOnline.com Where Merchants Do Business on the Internet, and the Netgateway swirl logo are trademarks of Netgateway, Inc and/or its subsidiaries. All other trademarks mentioned are the property of their respective owners.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this report, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future business success or financial results. The forward-looking statements include, but are not limited to, statements as to expectations regarding:

-    future revenue opportunities;

-    the integration of Galaxy Enterprises;

- the development of the business-to-business eCommerce market and the future growth of our customer base;

- future expense levels, including research and development, selling, general and administrative expenses, and amortization of goodwill and other tangibles;

-    strategic relationships and distribution relationships;

-    future capital needs;

-    the emergence of new technologies;

-    expansion of marketing and sales forces;

-    investment in new product development and enhancements;

-    expansion into new markets;

-    new distribution and customer acquisition models;

-    acquisition of complementary products, technologies and businesses; and

-    future financial pronouncements.

     When we use words like "believe," "expect," "anticipate" or similar words or terms, we are making forward-looking statements.

     You should note that our actual results could differ materially from those anticipated expressly or implicitly in these forward-looking statements as a result of many factors. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, and similar discussions in our other Securities and Exchange Commission ("SEC") filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. You should be aware that the occurrence of the events described in this report could materially and adversely affect the business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We provide eCommerce services that enable companies of all sizes to extend their businesses to the Internet quickly and effectively with minimal investment by developing, hosting, licensing and supporting a wide range of built-to-order business-to-business, business-to-consumer and business-to-employee applications, including enterprise portals, e-retail, e-procurement and e-marketplace solutions.

     Netgateway, Inc. was incorporated under the laws of the State of Nevada on April 13, 1995 under the name Video Calling Card, Inc. In June 1998, Netgateway, Inc. acquired all of the outstanding capital stock of Netgateway, a Nevada corporation formerly known as eClassroom.com, in exchange for 5,900,000 shares of its common stock. At the same time, Netgateway, Inc. acquired the assets of Infobahn, LLC d/b/a Digital Genesis, an electronic commerce applications developer, in exchange for 400,000 shares of its common stock.

     In January 1999, StoresOnline.com, Ltd., a Canadian corporation and a wholly owned subsidiary of Netgateway, Inc., acquired all of the outstanding capital stock of Spartan Multimedia, Ltd., an Internet storefront developer and storefront service provider, in exchange for 371,429 shares of Class B common stock of StoresOnline.com. The Class B common stock is exchangeable on a one-to-one basis for shares of common stock of Netgateway, Inc.

     In November 1999, Netgateway, Inc. reincorporated under the laws of the State of Delaware.

     In June 2000, we acquired all of the outstanding capital stock of Galaxy Enterprises, Inc., a Nevada corporation, in exchange for approximately 3,900,000 shares of our common stock. Galaxy Enterprises was organized as a corporation under the laws of the State of Nevada on March 3, 1994. Galaxy Enterprises was originally formed under the name Cipher Voice, Inc., and was incorporated for the purpose of developing, producing and marketing equipment related to computer hardware security, known as a digital voice encryption-decryption electronic device. Galaxy Enterprises was unsuccessful in developing the technology and subsequently ceased operations.

     In December 1996, Galaxy Enterprises acquired all of the issued and outstanding common stock of GalaxyMall, Inc., a Wyoming corporation, in exchange for 3,600,000 shares of Galaxy Enterprises common stock. As a result of this stock acquisition, Galaxy Mall became a wholly owned subsidiary of Galaxy Enterprises. On December 16, 1996, Galaxy Enterprises changed its name from Cipher Voice, Inc. to Galaxy Enterprises, Inc.

     Effective May 31, 1999, Galaxy Enterprises, through its wholly owned subsidiary IMI, Inc., acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired included, among other things, equipment, inventory and finished goods, intellectual property, computer programs, cash and accounts receivable. The primary use of these assets relate to the design, manufacture and marketing of Impact Media's products and services.

INDUSTRY BACKGROUND

     The new Internet economy has transformed the way that business is conducted. Companies are now required to market dynamically, compete globally and communicate with a network of consumers and partners. Introducing a business to the electronic world unleashes new opportunities in such areas as growth, services, product innovation and operational efficiencies.

     In 1999, Nielsen/NetRatings, Inc. and Mediamark Research, Inc. both estimated that there were as many as 83 million Americans actively on-line. This number represents 42% of the total U.S. adult population (over 18) that are now regular Internet users, up 20% from 1998. According to The Boston Consulting Group/Shop.Org, business-to-consumer eCommerce reached $33.1 billion in 1999 and an estimated 7 million consumers will have made their first online purchase this year.

     The North American Internet retailing segment is on pace to surpass $29.3 billion in 2000, a 75% increase over 1999 revenue, according to Gartner Group. Gartner Group reports that in 1999, North American online retail sales totaled $16.8 billion, up 157% from 1998 revenue. According to Forrester, by 2004, 49 million U.S. households are predicted to spend $184 billion online.

     According to Dataquest, business-to-consumer e-Business initiatives played a dominant role in the market in 1999. The majority of 1999 e-Business implementations focused on Web enablement of basic business operations, basic business-to-consumer functionality and customer relationship management. Dataquest predicts extra-enterprise initiatives, including participation in business-to-business supply chains and e-marketplaces, will be a major focus of initiatives in 2000. Like business-to-consumer eCommerce, business-to-business initiatives are forecast to grow dramatically over the next few years. The United States Department of Commerce has estimated that business-to-business commerce by means of the Internet will be a $300 billion dollar marketplace by 2002.

     More than $6 trillion in online business-to-business trade is expected by 2005, representing 42% of total U.S. business-to-business non-service spending, according to research by Jupiter Communications. Jupiter's research reveals that, while this year's Internet business-to-business trade will only represent three percent of the total U.S. business-to-business non-service market, or $336 billion, the online volume will grow twenty-fold over the next five years opening the doors for new business models such as net markets and coalition markets. Currently, the direct channel, a model of one seller to many buyers, dominates 92% of the Internet business-to-business market, according to Jupiter Communications. However, Jupiter Communications estimates that, in 2005, 35% of the Internet business-to-business trade volume will be conducted via a net market, a model of many buyers and many sellers, or through a coalition market, comprised of a consortium of buyers or sellers.

     As a result of the recent growth of business-to-consumer and business-to-business eCommerce and eCommerce's acceptance as a mainstream medium for commercial transactions, businesses are investing in the strategic use of Internet solutions to transform their core business and technology strategies. This, in turn, has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies offering specialized solutions, such as connectivity, transaction reporting, security and Web site design to business customers. This specialization has resulted in a fragmented market that often requires the business customer to seek solutions from a number of different providers using differing, or even contradictory, strategies, models and designs.

     Companies face significant challenges in successfully adapting their businesses to conduct commerce by means of the Internet. These include systems engineering, technical, commercial, strategic and creative design challenges and an understanding of how the Internet transforms relationships between businesses and their internal organizations, customers and business partners. Companies facing technology investment decisions often need outside technical expertise to recognize viable Internet tools, develop feasible architectures and implement strategies. Companies must also be able to integrate new Internet applications within their existing systems. Finally, a successful solution requires that the Internet application, particularly the user interface, be engaging and easy to use.

     We believe that few of the existing eCommerce service providers have the range of skills required to assist their clients in a coordinated transformation of the way they use technology and implement Internet solutions. Accordingly, we believe that organizations are increasingly searching for professional services firms offering turn-key business-to-business and business-to-consumer eCommerce solutions, including integrated strategy, technology and creative design, connectivity, transaction processing, data warehousing, transaction reporting, help desk and consulting and training. Furthermore, we believe that organizations will increasingly look to Internet solutions providers that can leverage industry and client practices, increase predictability of success for Internet solutions and decrease risks associated with implementation by providing low-cost, scalable solutions with minimal lead-time.

OUR BUSINESS

     We are an e-Business solution provider offering application outsourcing, software solutions, custom development and comprehensive services for a full spectrum of electronic business transactions and processes.

     An integral component to our electronic offerings is the Netgateway Internet Commerce Center-TM-, a secure, high performance e-Business infrastructure. Our Internet Commerce Center supports a level of customization unique to application outsourcing with solutions ranging from eCommerce sites using an Internet storefront and e-mail order processes, to complex Web-enabled transactions to facilitate inter- and intra-business processes, such as corporate directories and purchasing workflows. We also permit e-Business application licensing to accommodate those organizations that have significant internal infrastructures and the desire to manage their own solutions.

     Our mission is to advance the use of the Internet as an effective business system by providing innovative solutions for our customers. Our strategic vision is to be the preferred e-Business solution provider for business-to-business, business-to-consumer and business-to-employee transactions.

BUSINESS STRATEGY

     Key elements of our business strategy are described below.

          - IMPLEMENT COST EFFECTIVE SERVICES WITH BROAD APPEAL. We designed our operations and business model to focus on the e-Business services of highest value to our clients. These services would require significant capital and resource investments, including technical expertise, if clients provided the services themselves. By offering these services to a number of clients simultaneously and by creating and using reusable software modules, we can spread the relatively fixed costs associated with the creation, purchase or customization of the software, processes, procedures or computer hardware over a larger volume of e-Business transactions. This permits us to offer these services to our clients on a highly cost effective basis.

          - LEVERAGE RELATIONSHIPS WITH SYSTEMS INTEGRATIONS TO MAXIMIZE GROWTH. We have embraced a channel strategy with systems integrators to expand our market reach. We have found that this particular strategy matches well with systems integrators that have existing client relationships where adding an e-Business solution for that client strengthens the relationship.

          - PROVIDE EASY ACCESS TO SCALABLE eCOMMERCE FUNCTIONALITY. We designed our Internet Commerce Center and its hardware and software infrastructure to permit scalable business-to-business and business-to-commerce eCommerce solutions. We can offer incremental services to our clients through the activation of additional software capabilities that quickly provide additional services and added functionality in response to client growth or commercial requirements.

          - INCORPORATE CLIENT AND INDUSTRY PRACTICES AND MAINTAIN CLIENTS PRIOR INVESTMENT. We structured our Internet Commerce Center infrastructure and developed e-Business applications to permit the easy interconnection of a customer's existing legacy environment with our environment. As a result, we can offer e-Business solutions that incorporate the sales and other practices of our customers and their industries, as well as maintain the customers' prior investment in creating and maintaining a Web presence.

          - SEEK STRATEGIC ACQUISITIONS AND INVESTMENTS. We intend to seek strategic acquisitions of, and investments in, businesses and technologies that we believe will enhance the functionality of our solutions and services, operations and competitive position.

SERVICES OFFERED

     We have the following four operating subsidiaries or divisions, each of which serves as a channel to market, sell and deliver our e-Business solutions.

     BUSINESS-TO-BUSINESS

     Our business-to-business division delivers e-Business solutions including enterprise portals, e-retail, e-procurement and e-marketplace solutions, as well as end-to-end consulting and support services to small to medium-sized businesses throughout the United States. We develop and deploy our e-Business applications on our Internet Commerce Center.

     We maintain a library of application components dynamically updated within one shared repository. Pre-assembled or custom e-Business application components are easily tailored to meet industry or market specific protocols. Our component strategy goes beyond simply reusing code. Instead, our Internet Commerce Center application components incorporate complex design, interface, documentation and testing that are often underestimated in e-Business implementations. The sophisticated, component-based framework of the Internet Commerce Center allows for the configuration of virtually unlimited e-Business scenarios without the need to reengineer components or compromise performance.

     We host and maintain our Internet Commerce Center and its e-Business applications minimizing clients' technology investment while leveraging their competitive advantage. We also permit e-Business application licensing to accommodate those larger organizations that have significant internal infrastructures and the desire to self-manage their solutions.

     CABLECOMMERCE

     Our CableCommerce division partners with cable operators to combine the power of cable advertising and local eCommerce. Our CableCommerce division creates and launches cable-branded electronic malls that are promoted hundreds of times per month by cable operators. These e-Malls feature local establishments, allowing visitors to locate convenient services and products. We have launched eCommerce initiatives with leading cable operators such as AT&T, CableOne, MediaOne and Cox Communications. CableCommerce e-Malls currently reach more than 3.3 million households in over 22 markets across the nation.

     We offer design, development, hosting and site management of e-Malls and electronic storefronts sold through cable operators and delivered to local merchants and subscribers. We provide training of the cable system sales personnel and offer storefront creation and maintenance services. In addition, we offer local and regional classified advertisements, community calendars and coupons to optimize e-Mall content.

     We believe that a professionally designed Web site is critical to the success of business customers desiring to transact eCommerce. We offer Web site development, design and maintenance service to our business customers, including the development and design of graphical interfaces and applications necessary to fully integrate each customer's Web site with its order and payment processing, order confirmation and fulfillment centers. Our software for Web site and electronic storefront development features its own template system, multiple product search engines, multiple price sets and catalogues and support for multiple currencies. We intend to further develop and enhance this technology and to aggressively market these services through our cable company partners.

     We believe that the use of e-Malls is critical to create an effective eCommerce marketplace. Through the creation and use of private labeled e-Malls, users of our services can take advantage of both the pre-existing relationships and marketing efforts of the reseller sponsoring the private labeled mall, thereby increasing traffic and exposure to their site. In addition, we have developed and feature an eCommerce search engine that searches within each e-Mall, as well as across all e-Malls served by the Internet Commerce Center. We believe the use of e-Malls and the availability of our robust eCommerce search engine adds substantial value to individual stores and resellers alike. For our customers not otherwise affiliated with any e-Mall, we provide access to our own e-Mall as a value-added service.

     GALAXY ENTERPRISES

     Our subsidiary, Galaxy Enterprises, offers educational eCommerce seminars to merchants who want to bring their business ideas online. These seminars offer strategies to successfully build, market and grow eCommerce sites. Galaxy Enterprises also operates GalaxyMall, a popular online shopping site at www.galaxymall.com, which hosts more than 3,700 merchants and manages www.matchsite.com, an innovative meta-search engine that compiles and ranks the results of major search engines.

     GalaxyMall sells to its customers Internet services and products which include electronic home pages, or storefronts, on GalaxyMall, and hosts those storefront sites on its Internet server. Galaxy Mall's business is to assist its customers in establishing their businesses on the Internet. Storefronts designed and programmed by or for customers by Galaxy Enterprises are displayed on the mall.

     Galaxy Enterprise's MatchSite.com search engine allows Internet users to locate sites of interest on the Web. When a Web user types in a search request, MatchSite sends the query to several different resources, including several leading search engines. The responses are then returned to the user organized into a uniform format and ranked by relevance.

     GalaxyMall contracts with consultants and independent contractors, or creates and produces in-house, various products and services that are used by its customers in marketing their own products or services. GalaxyMall's products and services include the following:

     -    COMMERCIAL WEB SITES/WEB HOSTING

          GalaxyMall programs commercial Web sites with the most current types of Internet programming, such as HTML, JavaScript and Perl. Each site programmed by GalaxyMall for its customer/merchants has available on-line ordering capabilities. All orders processed on-line are supported by encrypted security, which provides merchants and their customers confidence in the safety of ordering products and services on-line. GalaxyMall either hosts the sites on the mall itself, or provides virtual hosting, which gives the customer/merchant's site the appearance of having its own server and a non-GalaxyMall IP address.

     -    AUTO-RESPONDERS

          GalaxyMall sets up auto-responder e-mail addresses for its merchants. The auto-responder e-mail address sends an instant reply to the individual requesting information and then forward the original message to the owner of the auto-responder. Similar to fax-on-demand, auto-responders are a powerful marketing tool for merchants offering products or services. A merchant can write advertising copy for its product and when someone inquires to the merchant's auto-responder e-mail address, the ad copy is immediately sent to the potential customer.

     -    TRACKING SOFTWARE

          GalaxyMall provides software for a merchant's Web site that tracks the volume of traffic to that Web site. It also provides the merchant with information concerning the derivation of its potential customer and such person's referring universal resource locator, or URL. This enables the merchant to track its marketing efforts to determine if its potential customer found the merchant through the merchant's Internet advertisements or its listings in search directories.

     -    INTERNET CLASSIFIED ADVERTISEMENTS

          GalaxyMall sells 200-word ads on its classified ad network. Each classified ad runs on the network for 90 days. This classified ad network is comprised of thousands of listings.

     -    MERCHANT ACCOUNTS

          GalaxyMall sells merchant accounts combined with software that allows the customer to have real time on-line processing for credit cards and checks.

     -    BANNER COURSE/BANNER LICENSE

          The banner course consists of over 200 pages and 10 audio cassettes of instruction. Banners are the equivalent of billboards on the Internet. They are graphical images placed throughout the Internet advertising specific Web pages. Internet users click on the banner image when it is displayed and they are taken immediately to the site the image is advertising. The purpose of this course is to help merchants better understand how banner advertising works on the Internet. They enhance their own Internet business by learning how to properly use banner advertising to promote their Internet site. The banner license, which is sold in conjunction with the course, allows the customer to put banners on multiple sites within the GalaxyMall banner network, as well as benefit from ongoing discounts for future impression and banner purchases.

     -    BANNER/IMPRESSIONS

          GalaxyMall designs and programs banners for its customers. These banners are then advertised on GalaxyMall's network of over 20,000 Internet sites. The number of banner impressions is determined by the number of times the banner advertisement is uploaded, or displayed, on one of the banner network's Internet sites. GalaxyMall's customer purchases a number of impressions based upon its specific marketing and advertising needs. The GalaxyMall banner network currently markets in excess of one million banner impressions daily to businesses doing commerce on the Internet.

     -    EXECUTIVE MENTOR PROGRAM

          GalaxyMall's mentoring program is a ten week program in which a select number of GalaxyMall customers become involved. This program provides a personal coach to the customer who works with the customer one-on-one to help the customer build its business on the Internet. These services are provided by Professional Marketing International, Inc. on a contract basis.

     IMI

     IMI, our subsidiary doing business under the name Impact Media, offers state-of-the-art multi-media marketing messages using custom-cut compact discs. IMI also creates full-motion CDs for Fortune 1000 companies.

     IMI designs, manufactures and markets multimedia brochures, shaped compact disks and other products and services to facilitate traditional marketing and to bridge the gap between conventional and Internet marketing. These CDs are an advertising tool and can be used by companies seeking to drive traffic to their Web site. Through the use of custom cut CDs, businesses can deliver a multimedia presentation of their corporate image or product or tell their story and market their products in an inexpensive, broadband-like format. A link can be embedded on a custom cut CD which activates a local Internet connection and browser to connect a customer to that company's Web page, thereby allowing that company's customer to place an order or find out the latest information about that company and generally interact with that company's Web site. Custom cut CDs have also been introduced to the trading card industry to turn traditional trading cards into a multimedia presentation or an Internet experience for collectors.

     IMI's products and services include the following:

     - MULTIMEDIA PRESENTATIONS. IMI creates custom multimedia presentations that allow a company or individual to deliver its message using sound, video, text, photos, and that can link to a corporate Web site when provided on a CD.

     - CUSTOM CDS. IMI works with clients to design shaped CD-Roms which IMI then sells to its clients.

     - WEB SITES. IMI designs and develops custom built Web sites for small and medium-sized companies.

     SUPPORT SERVICES

     Our CableCommerce and business-to-business clients are provided with toll free, telephone technical assistance 24 hours per day and seven days per week by a support services staff of approximately 24 individuals. We also provide customers with access to information and customer support services by means of the Internet.

     TRANSACTION PROCESSING

     We offer solutions that capture and transact customer orders according to the business rules and specific "back office" needs of the particular client. Our eCommerce system solution allows us to receive and process orders and payments, provide order confirmation and reporting and organize order fulfillment. We can also provide support for eCommerce transactions using checks, credit cards, electronic funds transfers, purchase orders and other forms of payment. We currently provide this capability in conjunction with certain third-party vendors, including PaymentNet in San Jose, California, AuthorizeNet in Salt Lake City, Utah, Clear Commerce in Austin, Texas, eCommerce Exchange in Laguna Hills, California and Card Services International in Agoura Hills, California. We intend to pursue our own secured transaction clearing solutions as well as a strategic alliance or acquisition of a secured transaction-processing center.

     CONNECTIVITY SOLUTIONS

     For businesses to effectively engage in eCommerce, they must be connected to the Internet. We assist our business clients in structuring and obtaining high-speed Internet connectivity solutions to improve their business-to-business communications by means of the Internet. We provide these connectivity solutions to our business customers in conjunction with third party Internet access providers. Our connectivity solutions also include the ability to host clients' Web sites and provide clients with security measures necessary for secure transmissions over the Internet. We support our hosted Web sites by a connectivity enhancing, high-performance, high-bandwidth server system.

     We anticipate that, as our business continues to grow, we will compile large amounts of transactional and other data with respect to our clients and their businesses, markets, customers and eCommerce transactions. We have the capability to automatically generate reports relating to order confirmation, inventory tracking, fulfillment, transaction details, customer data, market research and other sophisticated management reports based on the transactions facilitated through our hardware and software infrastructure. We are continuing to further develop these capabilities.

     ADVERTISING

     We have an agreement with Engage Technologies, Inc. to manage national banner advertising in our Internet-based shopping malls. We share advertising revenues with the respective mall owner on whose Web site the advertisement resides.

CLIENTS AND STRATEGIC RELATIONSHIPS

     Our strategy is to build relationships with key customers that are embracing business-to-business, business-to employee and business-to-consumer eCommerce initiatives. We are currently processing electronic transactions for over 2,300 clients. Our clients are geographically dispersed across the United States and represent a mix of businesses and industries. Each of our clients generally enters into a standard e-Business and/or eCommerce services agreement or subscription agreement, as appropriate. These agreements vary significantly based upon the terms and conditions of the particular client transaction, the features of the proposed e-Business and/or eCommerce site, the levels of service necessary for the client and other factors. The agreements may include provisions for the payment to us of development fees, hosting fees, interchange fees, transaction fees and other fees related to the services provided by us under a particular agreement.

     The following are descriptions of client contracts into which we have entered:

     CB RICHARD ELLIS. In March 1999, we entered into an eCommerce services agreement with CB Richard Ellis, one of the world's largest building management and real estate services companies with over 12,000 properties under management and over $1 billion in revenue during 1998. Under this agreement, we developed, managed and serviced CB Richard Ellis' Internet-based shopping mall and client extranet. This Web site is designed to permit CB Richard Ellis personnel to conduct all of their corporate materials purchasing, including computers and building and maintenance supplies and all global facilities management by means of the Internet. In addition, CB Richard Ellis plans to offer the tenants in the buildings they manage volume-purchasing services on the Internet for a variety of office products and supplies.

     WIRELESS ONE. In June 1999, we entered into a reseller and mall agreement with Wireless One, Inc. Under the agreement, we designed and developed an Internet-based shopping mall, branded with the Wireless One name, brand and image and offer our storefront creation and maintenance services to Wireless One's subscribers. We also provide marketing support, including development of mall content, training of Wireless One sales people, development of Wireless One branded collateral material and periodic distribution and updating of advertising spots to promote their services. Wireless One promotes this mall with a total of 1,000 jointly developed 30-second spots each month in all systems in which it is able to provide advertising.

     FRONTIERVISION MEDIA SERVICES. In July 1999, we entered into a reseller and mall agreement with Frontiervision Media Services, a provider of cable television programming services. Under the agreement, we designed and developed an Internet-based shopping mall, branded with the Frontiervision name, brand and image and are offering our storefront creation and maintenance services to Frontiervision's subscribers. We also provide marketing support, including development of mall content, training of Frontiervision salespeople and production of advertising spots to promote their services. Frontiervision promotes this mall with a minimum of 1,000 cablecasts per broadcast month in each broadcast market where the mall services are offered.

     MEDIAONE. In July 1999, we entered into a strategic relationship with MediaOne, a leading cable television operator. Under the agreement, we design, develop, host and manage Internet-based shopping malls in each of MediaOne's cable television markets. These markets currently consist of more than five million households throughout the United States. These shopping malls are branded with the MediaOne name, brand and image, feature businesses local to each market and offer additional online services, such as classified advertisements, local community events calendars and coupons. MediaOne has agreed to contribute commercial advertising time on their cable systems to promote these malls. In connection with this agreement, MediaOne acquired 50,000 shares of our common stock and a warrant exercisable for up to 200,000 shares of our common stock. The warrant vests in four installments upon the satisfaction of milestones relating to the scope of the launch of these Internet-based shopping malls. As of June 30, 2000, MediaOne has launched shopping malls in 11 cable television markets representing more than 1.45 million subscriber households.

     BUYSELLBID.COM. In August 1999, we entered into a distributor mall and reseller agreement with BuySellBid.com. Under the agreement, we design and develop Internet-based shopping malls for BuySellBid.com, which will in turn resell and/or sublicense these Internet-based shopping malls, custom-branded, to other resellers. In the alternative, BuySellBid.com offers to brand any such Internet-based mall with the BuySellBid.com name, brand and image and offers our storefront creation and maintenance services to its own subscribers. We provide marketing support, including development of mall content and training of BuySellBid.com salespeople.

     CABLEONE. In August 1999, Netgateway entered into a cable reseller and mall agreement with CableOne, a large cable television operator. Under the agreement, we designed and developed an Internet-based shopping mall, branded with the CableOne name, brand and image and are offering our storefront creation and maintenance services to CableOne's subscribers. We also provide marketing support, including development of mall content, training of CableOne sales people and production of advertising to promote their services. CableOne promotes this mall with a minimum of 400 cablecasts per broadcast month in each broadcast market where the mall services are offered.

     BERGEN BRUNSWIG CORPORATION. In October 1999, we entered into an Internet services agreement with Bergen Brunswig Corporation, a Fortune 100 company and the third largest pharmaceutical distributor in the United States. Under this agreement, we designed and developed, and manage and service, an Internet-based shopping mall branded with the Bergen Brunswig name, brand and image. The site contains on-line storefronts for affiliated local pharmacies. We are also responsible for training Bergen Brunswig personnel under the agreement. Bergen Brunswig had a two-pronged business objective for its nationwide network of 2,000 affiliated Good Neighbor Pharmacies("GNPs"). First, was to incorporate business-to-business eCommerce features that directly connect GNPs to Bergen Brunswig and other partner information and services. Second, was to provide direct-to-consumer service on behalf of their customers. In eight weeks, we launched more than 600 customized sites for Bergen Brunswig's affiliated GNPs. Less than a year into the project, the myGNP.com site represents 1,800 GNP stores and has established a strong competitive Internet presence for both Bergen Brunswig and its affiliated GNPs. This site also allows consumers to find the nearest Good Neighbor Pharmacy and link to that pharmacy's site for pertinent information, pharmacists' biographies, Bergen Brunswig-provided services and specialty services, current product promotions and pharmacy hours.

     DIVERSITY eCOMMERCE.COM, INC., FORMERLY KNOWN AS LEADING TECHNOLOGIES. In December 1999, we entered into an agreement with Diversity eCommerce.com Inc. to develop, manage and service its Internet-based mall and client extranet.

     AT&T MEDIA SERVICES. In January 2000, we entered into a reseller and mall agreement with Intermedia Partners Southeast, an affiliate of AT&T Media Services, to launch an electronic shopping portal in Nashville, Tennessee. Under this agreement, we designed and developed an Internet-based shopping mall, branded with Intermedia's name, brand and image, and are offering our storefront creation and maintenance services to Intermedia's subscribers. We provide marketing support, including development of Intermedia's branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and storebuilding services. Intermedia promotes the mall with a total of 500 30-second spots every month in the Nashville market, jointly developed by us and Intermedia.

     PHARMERICA. In January 2000, we entered into an agreement with PharMerica, a subsidiary of Bergen Brunswig Corporation that provides professional, quality and cost effective pharmacy products and services to the long-term care, assisted living, sub-acute and skilled nursing industries. Under the agreement, we designed and developed, and manage and host, a patient prospecting system, known as

PMSIOnLine.com, in which sales professionals and claims adjustors input prospective patient referrals directly into a secured browser and submit these prospective patient referrals to PharMerica's legacy systems for analysis and possible sales follow-up.

     COX COMMUNICATIONS. In April 2000, we reached an agreement with CableRep, Inc., an affiliate of Cox Communications, to launch one or more electronic shopping malls in the Cox Communications cable television markets designated by Cox Communications. Pursuant to this agreement, we are designing and developing Internet-based shopping malls, branded with Cox Communications' name, brand and image and are offering our storefront building and maintenance services to Cox Communications' cable television subscribers. We are also responsible for marketing support, including development of Cox Communications' branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and storefront building services.

     SBC INTERACTIVE. In June 2000, we entered into a professional services agreement with SBC Interactive, a subsidiary of SBC Communications, Inc., under which we design and develop custom Web sites for SBC's hundreds of yellow pages merchants. We provide sales support to SBC, as well as full production and maintenance support for all Web sites that we build under the agreement.

     We have also embraced a channel strategy with systems integrators to expand our market reach. We have found that this particular strategy works well with systems integrators that have existing clients for whom adding an e-Business / eCommerce solution will strengthen the relationship. These partnerships expand our market reach in the United States, Europe, Asia and South America. Our system integrator partners gain the benefit of developing rapid and comprehensive e-Business solutions using a robust, fully scalable e-Business technology platform.

     The following is a description of the systems integrator agreements into which we have recently entered:

     COMPLETE BUSINESS SOLUTIONS, INC.; COMPLETE BUSINESS SOLUTIONS, INDIA. In March 2000, we entered into a systems integrator agreement with Complete Business Solutions, Inc., a leading systems integrator and worldwide provider of information technology services to large and mid-sized organizations. Under the terms of the agreement, we provide CBSI with access to the Internet Commerce Center development environment, and allow CBSI to integrate individual business-to-business customers of CBSI, primarily located in North America and Mexico, into the Internet Commerce Center platform. We receive an upfront fee from CBSI for each CBSI customer integrated into the Internet Commerce Center. CBSI provides the integration services for each CBSI customer and collects integration revenue from that customer. We share recurring fees for hosting, transactions and advertising with CBSI. In April 2000, we entered into a similar agreement with Complete Business Solutions, India, an Indian subsidiary of CBSI. This agreement contains similar terms to those described above and expands the customer reach available for licensing of the Internet Commerce Center internationally to include Europe, Asia and South America.


SALES AND MARKETING

     We sell and market our business-to-business services by means of a combination of direct and indirect sales. Presently, we have a sales force of 12 full-time employees focusing on our business-to-business products and services. We anticipate increasing this sales force substantially over the next year, including creating a group within this sales force focused solely on partnering with systems integrators to deliver solutions to a broader range of clients. We also have a marketing and sales support group of seven full time employees. Our marketing team is focused on creating demand in the marketplace for our business-to-business products and services. Our marketing team is also responsible for product management, new market development, sales support and lead generation programs.

     Our CableCommerce division sells and markets its services by partnering with the cable operator's sales force through partnership agreements with cable operators. CableCommerce maintains a sales force of approximately seven full-time employees. We have developed, and are continuing to develop, our relationships with our cable company partners to sell entry-level Internet Commerce Center services, such as simple Internet storefronts and services to the cable company's customers. We will "private label" the Internet storefront service and establish private branded Internet-based shopping malls to provide our cable partners with the means to drive traffic to these storefronts. The storefronts and mall will have the customized "look and feel" of the particular cable company.

     Most of the products of our GalaxyMall business are Internet related and, consequently, do not use traditional distribution channels. GalaxyMall's principal products involve delivering to its customers the ability to conduct business over the Internet. GalaxyMall attracts its customers through Internet marketing workshops. These workshops are presented several times a week during most weeks of the year. GalaxyMall rents hotel conference rooms in various cities throughout the United States in which it hosts its preview sessions and Internet training workshops. GalaxyMall uses a 90-minute information seminar which previews the Internet, the "Registered Merchant" section and the option to establish a storefront on the GalaxyMall and the Internet marketing workshop. Preview attendees are invited to attend a one day workshop at which GalaxyMall provides an intensive training course on Internet marketing using e-mail, news groups, auto-responders, classified ads, search engines and other Internet "tools" to market their products and services on the Internet. Interested attendees are then offered the opportunity to pay a fee to become a registered merchant with the option to establish a "storefront" presence on the GalaxyMall to market their products and services.

     GalaxyMall advertises its preview sessions in direct mail solicitations targeted to potential customers meeting certain demographic criteria established by GalaxyMall. The direct mail pieces are mailed to persons and small businesses located in cities scheduled to be visited by GalaxyMall's personnel. Mailing lists approximating the demographics established by Galaxy Mall are obtained from list brokers. Announcements of upcoming preview sessions also appear in newspaper advertisements in scheduled cities.

     GalaxyMall also uses a telemarketing effort to market GalaxyMall products and services and also conducts its preview sessions and workshops for audiences assembled by third parties at selected locations.

     IMI primarily sells its products through two channels, consisting of eight outside distributors and an inside sales force of seven employees primarily engaged in outbound telemarketing. IMI has no long-term agreements with its customers.


RESEARCH AND DEVELOPMENT

     Since June 1998, we have conducted extensive research and development with respect to our technology. During the years ended June 30, 1999 and 2000, we invested, on a consolidated basis, approximately $1,496,563 and $6,462,999 respectively, in the research and development of our technology. Our research and development efforts have:

     -    emphasized the development of advanced technology and new services;

     - focused on the enhancement and refinement of existing services in response to rapidly changing client specifications and industry needs;

     - introduced support for evolving communications methodologies and protocols, software methodologies and protocols and computer hardware technologies;

     -    improved functionality, flexibility, ease of use;

     - and enhanced the quality of documentation, training materials and technical support tools.

     During the last two fiscal years, our Galaxy Enterprises subsidiary has also engaged in extensive research and development activities, developing various products and services, including the following:

     - An on-line real time order processing system interface allowing its customers to have real time verification and processing of all their orders.

     - A "shopping cart" system allowing unlimited products to be added to an on-line order. It calculates the product price totals and adds shipping, handling and other applicable charges.

     - A "window shopping" feature allowing users to surf through random storefronts with greater ease.

     - Automated auto-responder software allowing a Galaxy Enterprises customer to log in to make changes to the customer's auto-responder text, rather than relying on Galaxy Enterprises programmers to make such changes.

     - A database driven merchant registration service allowing Galaxy Enterprises to monitor and keep secure its "Merchants Only" section of the GalaxyMall.

     - Integrated directory database and billing database, providing Galaxy Enterprises with faster and easier billing of its customers.

     - New banner exchange software allowing Galaxy to sell advertising space based upon the impressions each site generates. The banner exchange is located at bannersource.com.

     - Development of "Quick-Links" for incorporation into multimedia presentations to allow easy access to customer Web sites.


     We intend to conduct additional research and development to, among other things, further our strategy of developing cost effective services with broad appeal, provide easy access to scalable e-Business services and offer additional functionality of our Internet Commerce Center services and solutions.


COMPETITION

     The e-Business market is becoming increasingly competitive as small to large organizations recognize the need for a sophisticated Web-based solution. Our competitors include application service providers, software vendors, systems integrators and information technology consulting service providers.

     Although most of these competitors have not yet offered a full range of Internet professional services, many are currently offering some of these services or have announced their intention to do so. These competitors at any time could elect to focus additional resources in our target markets, which could materially adversely affect our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than us. Competitors that have established relationships with large companies, but have limited expertise in providing Internet solutions, may nonetheless be able to successfully use their client relationships to enter our target market or prevent our penetration into their client accounts.

     Additionally, in pursuing acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

     There are relatively low barriers to entry into our business. We have limited proprietary technology that would preclude or inhibit competitors from entering the e-Business services market. With regard to the business of our subsidiary Galaxy Enterprises, we anticipate that new entrants will try to develop competing Internet malls or new forums for conducting eCommerce that could be deemed competitors. We believe, however, that we presently have a competitive advantage due to our marketing strategies for GalaxyMall and our other products. In 1995, certain of Galaxy Enterprises' principals, who at that time were working with Profit Education Systems, were instrumental in creating an Internet marketing workshop industry. Galaxy Enterprises obtained this Internet marketing workshop expertise when it acquired Profit Education Systems. To our knowledge, there were no other businesses engaged in the Internet marketing workshop industry at that time. Due to the experience of Galaxy Enterprises with such marketing workshops, we believe we enjoy a strong competitive position in this industry. Prior to our acquisition, Galaxy Enterprises used its position as a leader in the Internet marketing workshop industry to establish its GalaxyMall as one of the largest malls on the Internet. According to the December 1998 edition of Internet World, GalaxyMall is considered "one of the large general malls."

     We are aware of several companies previously active in the Internet marketing workshop industry that no longer are connected with the industry. We are aware of only three companies currently in the Internet marketing workshop industry, and to our knowledge, none of these competitors have been engaged in the industry as long as Galaxy Enterprises.

     Anticipated and expected technology advances associated with the Internet, increasing use of the Internet and new software products are expected to attract more interest in the Internet and broaden its potential as a viable marketplace and industry. We anticipate that we can compete successfully, building on our three-year head start in our segments of the industry, by relying on our infrastructure, existing marketing strategies and techniques, systems and procedures, by adding additional products and services in the future and by periodic revision of such methods of doing business as we deem necessary.

     The markets of our subsidiary, IMI, are relatively new and there is little accumulated data or accurate means of assessing size but they are believed to be highly fragmented. IMI competes with other providers of custom cut CDs, as well as providers of regular CDs, zip disks and other means that may be used to deliver a multimedia presentation to the end consumer. IMI's Web site development business and multimedia presentation creation business compete with many different businesses, including advertising agencies, Web development houses and multimedia development houses as well as similar internal resources of many businesses.


INTELLECTUAL PROPERTY

     Our success depends upon our proprietary technology and other intellectual property and on our ability to protect our proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also intend to rely upon unpatented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws as well as on confidentiality procedures and licensing arrangements. We have trademark applications pending with the United States Patent and Trademark Office for:

          -    CableCommerce
          -    Netgateway
          -    Netgateway ICC
          -    Netgateway Internet Commerce Center
          -    Netgateway Knowledge and Commerce for the Digital Age
          -    Netgateway Where Business Does Business on the Internet
          -    StoresOnline
          -    StoresOnline.com
          -    StoresOnline.com Where Merchants Do Business on the Internet
          -    Merchant Mission Control

          -    two Netgateway logos.

Although we believe that we have taken appropriate steps to protect our intellectual property rights, including requiring that employees and third parties who are granted access to our intellectual property enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to ours.

     We license from third parties certain software and Internet tools that we include in our services and products. If any of these licenses were to be terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

     Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. We may in the future be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, us. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

     The business of our subsidiary, Galaxy Enterprises, depends significantly on intellectual property developed by Galaxy Enterprises and intellectual property licensed from third parties. While Galaxy Enterprises generally has not sought copyright and patent protection for its intellectual property, it does endeavor to treat such property as trade secrets where appropriate and has procedures in place to maintain their status as such. We have been informed that certain of IMI's shaped CD products may infringe patents of third parties. Prior to our acquisition of IMI, IMI's supplier of these CDs agreed to indemnify Galaxy Enterprises with respect to these claims and IMI currently plans to continue to sell these products pending further developments. There can be no assurance that these products do not infringe these or other patents.


EMPLOYEES

     As of September 12, 2000, we had approximately 241 full-time employees, including 12 executive personnel, approximately 79 in sales and marketing, approximately 81 in the development of our e-Business solutions, approximately 30 in customer support and approximately 39 in general administration and finance.


GOVERNMENTAL REGULATION

     We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on eCommerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulation could have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 2. PROPERTIES

     In July 2000, we announced plans to consolidate our existing operations in Southern California with those acquired through our merger with Galaxy Enterprises. We intend to move our headquarters from Long Beach, California to the existing facility occupied by Galaxy Enterprises in Orem, Utah. We expect this consolidation to improve delivery capabilities and operational efficiencies. We expect to complete the consolidation by November 1, 2000. Restructuring charges are estimated to be approximately $275,000, which includes $175,000 for severance packages, relocation expenses of $84,000 and equipment moving costs of $15,000.

     Galaxy Enterprises' principal office is located at 754 E. Technology Avenue, Orem, Utah 84097. The property consists of approximately 12,700 square feet leased from an unaffiliated third party for a period of five years with an annual rental of $241,764. Our IMI business is located at 890 North Industrial Park Drive, Orem, Utah 84057 in approximately 8,000 square feet leased from an unaffiliated third party for a period of three years with annual rental of $72,000. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States and Canada at which it hosts its preview session and Internet training workshops. We are under no long-term obligations to such hotels.

     Certain of our sales and marketing and other personnel will remain at 300 Oceangate, 5th Floor, Long Beach, California 90802. These premises, which occupy 16,360 square feet currently, are subject to a lease between us and an unaffiliated third party. The lease expires on July 9, 2001 and monthly payments under this lease are currently approximately $25,900. We have entered into a sublease with an unaffiliated third party to sublease excess space resulting from our consolidation in Utah.

     We have also entered into a sublease agreement with an unaffiliated third party for our American Fork, Utah location which was closed and consolidated into our Galaxy Enterprises location in Orem, Utah during the fourth quarter of fiscal year 2000.

     To house and support the Internet Commerce Center, we maintain equipment in Exodus' state-of-the-art data center in Irvine, California, which provides a 24-hour per day, seven days per week accessible operating environment with multiple redundant high-speed connections to the Internet backbone. The hardware used at the Exodus data center includes Multiple Sun Spare Servers, Sun Enterprise 3500 and 4500 servers and EMC storage. This data center features raised floors, HVAC temperature control systems and seismically braced racks. All systems are connected to high capacity uninterruptible power supplies, which are in turn backed by a high output diesel generator. Main power is provided to the facility through connectivity to two separate power grids. Non-stop connectivity is provided through multiple fiber egresses using different bandwidth providers. Facility security includes 24-hour per day, seven days per week key card access, video monitors, motion sensors and staff members on-site.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material litigation or legal proceeding relating to our products and services or otherwise. Except as set forth in the following paragraph, we are not aware of any material legal proceedings threatened against us.

     From time to time, prior to our acquisition of Galaxy Enterprises, Galaxy Enterprises received inquiries from attorneys general offices and other regulators about civil and criminal compliance matters with various state and federal regulations. These inquiries sometimes rose to the level of investigations and litigation. In the past, Galaxy Enterprises has received letters of inquiry from and/or has been made aware of investigations by the attorneys general of Hawaii, Illinois, Nebraska, North Carolina, Utah and Texas and from a regional office of the Federal Trade Commission. Galaxy Enterprises has responded to these inquiries and has generally been successful in addressing the concerns of these persons and entities, although there is generally no formal closing of the inquiry or investigation and certain of these, including

Illinois and Utah, are believed to be ongoing. Hawaii has taken the position that Galaxy Enterprises' marketing efforts, in their current form, must comply with its "Door-to-Door Sale Law."

     On June 18, 1998, the Commonwealth of Kentucky filed an action against GalaxyMall, Inc. under the Kentucky business opportunity statute. On December 15, 1998, an order of dismissal was entered based on GalaxyMall agreeing to advise the Kentucky Attorney General's office of any complaints from GalaxyMall customers in Kentucky for a period of twelve months from the date of entry of the order of dismissal. There can be no assurance that these or other inquiries and investigations will not have a material adverse effect on Galaxy Enterprises' business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of our stockholders was held on May 24, 2000. At this meeting, we asked our stockholders to:

     - Approve an amendment to our bylaws to adopt a classified board of directors so that only one-half of the directors would be elected annually. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                   8,801,729
                  Stockholders voting against                 433,153
                  Stockholders abstaining                      33,622

          Of those abstaining, 27,480 shares are broker non-votes.

     - Elect six directors. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                  14,758,736
                  Stockholders abstaining                     170,578

          Of those abstaining, 19,958 shares are broker non-votes.

     - Approve an amendment to our certificate of incorporation increasing the number of authorized shares of common stock from 40,000,000 to 250,000,000. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                  14,246,875
                  Stockholders voting against                 642,029
                  Stockholders abstaining                      40,410

          Of those abstaining, 16,410 shares are broker non-votes.

     - Approve our 1999 Stock Option Plan for Non-Executives. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                   8,635,080
                  Stockholders voting against                 612,973
                  Stockholders abstaining                      22,951

          Of those abstaining, 12,951 shares are broker non-votes.

     - Approve an increase in the number of shares of our common stock reserved for issuance under our 1999 Stock Option Plan for Non-Executives from 2,000,000 shares to 5,000,000 shares. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                   8,612,460
                  Stockholders voting against                 636,848
                  Stockholders abstaining                      22,196

          Of those abstaining, 12,196 shares are broker non-votes.

     - Ratify the appointment of KPMG LLP as our independent auditors for our 1999 and 2000 fiscal years. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                  14,313,600
                  Stockholders voting against                 188,779
                  Stockholders abstaining                      26,935

          Of those abstaining, 10,935 shares are broker non-votes.


     We also held a special meeting of our stockholders on June 21, 2000. At this meeting, we asked our stockholders to approve the merger agreement providing for Netgateway, Inc.'s acquisition of Galaxy Enterprises, Inc. This proposal was approved by our stockholders as follows:

                                                              Shares
                                                            ---------
                  Stockholders voting for                   9,888,727
                  Stockholders voting against                  59,175
                  Stockholders abstaining                      18,499

          All shares abstaining are broker non-votes.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has traded on The Nasdaq National Market under the symbol "NGWY" since November 18, 1999. From June 2, 1998 until November 18, 1999, our common stock traded on the Nasdaq OTC Bulletin Board under the symbol "NGWY." The following table sets forth the range of high and low bid prices reported on The Nasdaq National Market or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated.

                                                                HIGH       LOW
Fiscal 2000
   First Quarter.............................................. $11.88     $6.50
   Second Quarter.............................................  11.56      5.13
   Third Quarter..............................................  13.38      7.94
   Fourth Quarter.............................................   9.17      1.59
Fiscal 1999
   First Quarter..............................................  11.13      5.75
   Second Quarter.............................................  10.00      2.12
   Third Quarter..............................................  15.25      4.50
   Fourth Quarter.............................................  16.62      8.75

     The above bid prices indicate the prices that a market maker is willing to pay. These quotations do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock and we anticipate that we will continue to retain any earnings for the foreseeable future for use in the common operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us since March 4, 1998 (inception), the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriters and no commissions were paid in connection with the sale of any securities.

     From our inception on March 4, 1998 through June 2, 1998, we issued to our founding stockholders a total of 2,800,000 shares of common stock at a price of $.001 per share.

     From our inception on March 4, 1998 to June 30, 1998, we issued 600,000 shares of common stock to several of our existing stockholders in order to reimburse such stockholders for satisfying $400,000 of our obligations. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder. Each of these stockholders were "accredited investors" as defined in Rule 501 under the Securities Act.

     In April 1998, we issued 1,000,000 shares of common stock to S.T.E.P.S., Inc., the primary stockholder of which is Scott Beebe, a Director of Netgateway, in connection with the granting by S.T.E.P.S. to us of a sublicense relating to proprietary courseware. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In April 1998, we issued 1,900,000 shares of common stock to Vision Holdings, Inc. as consideration of the cancellation of $300,000 of indebtedness owed by us to Vision. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In April 1998, we issued 100,000 shares of common stock to Eric Richardson in payment for legal consulting services. Of such shares of common stock, 36,000 vested immediately and 64,000 vested upon performance of consulting services by Mr. Richardson. An aggregate of 52,000 shares of common stock were issued to Mr. Richardson pursuant to this arrangement. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In June 1998, we issued 100,000 shares to Alex Chafetz, one of our employees, in payment for services. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In June 1998, we issued 184,000 shares of common stock to unaffiliated third party creditors as consideration of the cancellation of $185,333 of indebtedness owed by us to such creditors. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On June 2, 1998, we issued 400,000 shares of common stock (including contingent issuances) in connection with the acquisition of Digital Genesis. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In June 1998, we closed a private offering of 687,000 shares of its common stock. The shares were sold at the price of $1.00 per share, resulting in gross proceeds of $687,000. Each of the investors agreed to acquire the shares for investment purposes only and not with a view to distribution. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. Of the investors in the offering 16 were "accredited investors" as defined in Rule 501 under the Securities Act and 11 were not accredited investors.

     In connection with the Legal Fees Services Option Agreement, dated as of June 3, 1998 with Nida & Maloney P.C., we issued to such firm options to purchase 100,000 shares of common stock (subsequently adjusted through certain antidilution provisions to be 240,000 shares of common stock) at a strike price of $2.50 per share. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In July 1998, we closed a private offering of 1,022,800 units, each unit consisting of one share of common stock and one common stock purchase warrant entitling the holder to acquire one share of common stock at a price of $4.00 per share (subsequently repriced to $2.00 per share). The units were sold at $2.00 per unit. These warrants were exercisable through September 30, 1998, but were extended through October 30, 1998. Warrants exercisable for an aggregate of 132,100 shares were exercised prior to expiration of the warrants. The certificates evidencing the securities underlying the units were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. Of the investors in the offering 75 were "accredited investors" as defined in Rule 501 under the Securities Act and 22 were not accredited investors.

     In connection with the Consulting and Advisory Agreement, dated October 20, 1998, with Burchmont Equities Group, Inc., we issued 100,000 shares of common stock the Burchmont Equities Group, Inc. in payment for advisory services. The shares will vest upon the happening of all of the following events: (1) we become listed on the Nasdaq SmallCap Market, (2) we file a Registration Statement on Form S-1 for its existing shares including these shares, and (3) we file a Form 10 and becomes a 12(g) reporting company.

     On October 20, 1998, we issued warrants exercisable for an aggregate of 225,000 shares of common stock to Dean Dumont and 75,000 shares of common stock to Maylena Burchmont in payment of consulting services. The certificates evidencing the warrants and any securities underlying the warrants were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On October 21, 1998, we issued warrants exercisable for an aggregate of 300,000 shares of common stock to Howard Effron in payment of consulting services. The certificates evidencing the warrants and any securities underlying the warrants were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with a Consulting and Advisory Agreement with Richard Berns, on October 21, 1998, we issued 25,000 shares of common stock in payment of advisory services. The certificates evidencing the securities underlying the units were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In payment for merger and acquisition advisory services related to the acquisition of Spartan Multimedia, in November 1998, we issued 10,000 shares of common stock to the Chaffetz Family Trust. The certificates evidencing the securities underlying the units were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On November 20, 1998, we issued warrants exercisable for an aggregate of
(i) 50,000 shares to each of Keith D. Freadhoff, Scott Beebe, Donald D. Danks, and Michael Vanderhoff and (ii) 100,000 shares to Michael Khaled. The certificates evidencing the warrants and any securities underlying the warrants were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On November 20, 1998, we issued warrants exercisable for an aggregate of 100,000 shares to Ronald Spire in payment for consulting services. The certificates evidencing the warrants and any securities underlying the warrants were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with the Consulting and Advisory Agreement, dated November 1, 1998, with North Coast Securities Corp., we issued 10,000 shares of common stock to North Coast Securities Corp. in payment for advisory services. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with a Consulting and Advisory Agreement with Gerold Czuchna, on December 14, 1998, we issued 5,000 shares of common stock in payment of advisory services. The certificates evidencing the securities underlying the units were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with the Consulting Agreement, dated as of December 24, 1998, between us and Glashow Associates LLC, we issued 170,000 shares of common stock and warrants exercisable for an aggregate of 150,000 shares to such firm in payment for consulting services. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with acquisition of Spartan Multimedia, in January 1999, StoresOnline.com Ltd. issued 371,429 shares of class B common stock, each of which is convertible into one share of Netgateway common stock. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with the Consulting Agreement, dated as of January 26, 1999, with Stock Maker, Inc., we issued 40,000 shares to such firm in payment for advisory services. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. This consulting agreement was terminated in June 1999 and Stock Maker returned these shares to our authorized, but unissued, common stock.

     In connection with our then pending private offering of convertible debentures, on February 15, 1999, we issued warrants exercisable for an aggregate of (i) 129,000 shares to Dean Dumont,(ii) 12,750 shares to Todd Torneo, (iii) 3,000 shares to Tradeway Securities Group, (iv) 4,250 to John Borcich, (v) 66,800 shares to Y2K Capital, (vi) 35,000 to Roxanne Melotte, and
(vii) 32,500 shares to Michael Vanderhoff. The certificates evidencing the warrants and any securities underlying the warrants were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In payment for financial consulting services, on February 15, 1999, we issued an aggregate of 30,000 shares of common stock to two individuals. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the units (and the securities constituting the units) was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. These shares were subsequently returned to our authorized, but unissued, common stock.

     In March 1999, we closed a private offering of $1 million principal amount of convertible debentures for gross proceeds of $1 million. The debentures are convertible into shares of common stock at the conversion price of $2.50 per share. These debentures mature December 31, 1999. The certificates evidencing debentures, as well as any shares of common stock issued upon the conversion thereof, were appropriately legended. In our opinion, the offer and the sale of the debentures was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. All of the investors in the offering were "accredited investors" as defined in Rule 501 under the Securities Act.

     On March 17, 1999, we issued warrants exercisable for an aggregate of 25,000 shares of common stock to XOOM.com, Inc. These warrants were exercisable at $12.00 per share and were exercisable on a cashless basis. The warrants were exercised in full on a cashless basis on April 14, 1999 for an aggregate of 2,570 shares of common stock. The certificates evidencing the warrants, as well as any shares of common stock issued upon the exercise thereof, were appropriately legended. In our opinion, the offer and the sale of the debentures was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On March 31, 1999, we issued 600 shares of common stock to Steve Jorgenson, a professional golfer, in connection with Mr. Jorgenson acting as our spokesman.

     On March 31, 1999, we approved the issuance of 5,000 shares of common stock to Gerold Czuchna and 5,000 shares of common stock to Web Walker Media Link, in connection with Mr. Czuchna performing consulting services. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On March 31, 1999, we approved the issuance of 10,000 shares of common stock to Jason E. Chaffetz and Julie Marie Chaffetz, Trustees of the Chaffetz Family Trust, udo 4/14/96, as compensation for Mr. Chaffetz's efforts in connection with the acquisition of Spartan Multimedia, Inc. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In April 1999, we closed a private offering of 329,000 shares of its common stock. The shares were sold at the price of $3.00 per share, resulting in gross proceeds of $987,000. Each of the investors agreed to acquire the shares for investment purposes only and not with a view to distribution. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. All of the investors in the offering were "accredited investors" as defined in Rule 501 under the Securities Act.

     On April 1, 1999, we issued warrants exercisable for an aggregate of 5,000 shares of common stock to Andrew Glashow in order to induce such individual to make a loan to us. The certificates evidencing the warrants were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 1, 1999, we issued warrants exercisable for an aggregate of 26,050 shares of common stock to Richard Berns in connection with our convertible debenture private offering. The certificates evidencing the warrants were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 16, 1999, we authorized the issuance of warrants to purchase 50,000 shares of common stock of Netgateway to each of Donald Danks, Keith Freadhoff, Michael Vanderhoof and Scott Beebe, all in connection with the settlement of a dispute between Michael Khaled and us concerning the issuance of certain of our common stock to Mr. Khaled. In addition, we authorized the issuance of a warrant to purchase 100,000 shares of our common stock Mr. Khaled in connection with the settlement. The certificates evidencing the warrants were appropriately legended. In our opinion, the offer and sale of the warrants was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 26, 1999, we issued 25,000 shares of common stock to Berns Capital, L.P. for consulting services provided by Richard A. Berns. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 26, 1999, we issued 25,000 shares of common stock to Todd Torneo for consulting services provided by Mr. Torneo. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 26, 1999, we issued 25,000 shares of common stock to Joseph Py in consideration for Mr. Py making available $150,000 to Netgateway. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On April 26, 1999, we issued an aggregate of 30,000 shares of common stock in order to induce Joseph Py and Robert Ciri to make loans to us. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the debentures was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On May 3, 1999, we issued warrants exercisable for an aggregate of 5,000 shares of common stock to GMR for consulting services. The certificates evidencing the warrants were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On May 15, 1999, we issued to Shopping Planet 35,000 shares of common stock in connection with the acquisition by us of the technology of Shopping Planet.

     On May 18 and June 4, 9, and 22, 1999, we closed a private offering of an aggregate of 57.6 units, and in August and on September 24, 1999 we conducted another closing of this offering of 71.57 units, in each case each unit consisting of $50,000 principal amount of Series A 12% Senior Notes due 2000 and 5,000 shares of common stock. The notes mature on the earlier of April 30, 2000 and the date of the closing of this offering. The units were sold at the price of $50,000 per unit, resulting in gross proceeds of $6,608,500. Each of the investors agreed to acquire the shares for investment purposes only and not with a view to distribution. The certificates evidencing the securities underlying the units were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder. All of the investors in the offering were "accredited investors" as defined in Rule 501 under the Securities Act. In addition, in connection with this private offering, we granted to Cruttenden Roth and the other agents responsible for placing such securities warrants exercisable for an aggregate of 147,750 shares of common stock at an exercise price of $10.00 per share.

     In June 1999, we issued to Nida & Maloney, a law firm, three units identical to the units described in the immediately preceding paragraph, in satisfaction of its obligation for legal fees.

     On June 15, 1999, we approved the issuance of 70,000 shares of common stock to Glashow Associates LLC in consideration for consulting services rendered to us, which shares were issued at the direction of Glashow Associates as follows:
30,000 shares to Andrew Glashow, 3,000 shares to Diana Glashow, 2,000 shares to Bernard Brown and 35,000 shares to Robert Ciri. In connection with the services rendered by Glashow Associates, we also approved the issuance of 150,000 warrants for the purchase of common stock in the following amounts: 37,500 to Andrew Glashow, 37,500 to Robert Ciri and 75,000 to Corporate Management Consultants, Inc. The certificates evidencing the securities were appropriately legended. In our opinion, the offer and sale of the securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On June 16, 1999, we approved the issuance of 125,000 warrants for the purchase of common stock to Howard P. Effron for consulting services provided by Mr. Effron, which warrants were issued as follows at the direction of Mr.
Effron: 92,000 to Mr. Effron and 33,000 to Richard A. Berns. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the warrants was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On July 26, 1999, we issued 50,000 shares of common stock and warrants for the purchase of up to an additional 200,000 shares of common stock to MediaOne of Colorado, Inc. in connection with the consummation of a business transaction between us and MediaOne. The certificates evidencing the securities were appropriately legended. In our opinion, the offer and sale of the securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On July 26, 1999, we issued 700 shares of common stock to Steve Jorgenson, a professional golfer, in connection with Mr. Jorgenson acting as a spokesman for us. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On July 26, 1999, we issued 28,000 warrants for purchase of common stock to Burchmont Equities Group for consulting services performed. The certificates evidencing the warrants were appropriately legended. In our opinion, the offer and sale of the warrants was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In October 1999, we issued to each of Keith D. Freadhoff, its Chairman of the Board of Directors, Donald M. Corliss, its President, and David Bassett-Parkins, its Chief Financial and Chief Operating Officer, 400,000 shares of common stock, subject to forfeiture in exchange for options granted to such individuals under its existing stock option plans.

     In October 1999, we issued an aggregate of 962,444 shares of common stock upon the exercise on a cashless basis of an aggregate of 1,184,730 warrants then outstanding. Each of such transactions was exempt from registration under the Securities Act by virtue of the provisions of Section 4(2) and/or Section 3(b) of the Securities Act. Each purchaser of the securities described below has represented that he/she/it understands that the securities acquired may not be sold or otherwise transferred absent registration under the Securities Act or the availability of an exemption from the registration requirements of the Securities Act, and each certificate evidencing the securities owned by each purchaser bears or will bear upon issuance a legend to that effect.

     During the period December 1999 through June 2000, we issued 239,576 shares of common stock upon the exchange of common stock of its subsidiary, StoresOnline.com, Ltd.. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     During the period January 2000 through June 2000, we issued 218,963 shares of common stock upon the cashless exercise of warrants and 25,500 shares of common stock upon the exercise of warrants for $27,500. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with certain Consulting Agreements, each dated as of January 1, 2000, between us and Daniel V. Angeloff and Shawn Sedaghat, on or about January 1, 2000, we issued 5,000 shares of common stock to each of Messrs. Angeloff and Sedaghat in payment for consulting services. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On February 14, 2000, we issued 1,250 shares of common stock to MediaOne of Colorado, Inc., in connection with its participation on our CableCommerce Advisory Board. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of Securities Act and the rules promulgated thereunder.

     On March 3, 2000, we issued 900 shares of common stock to Steve Jorgenson, a professional golfer, in connection with Mr. Jorgenson acting as a spokesman for us. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     In connection with the Consulting Agreement dated as of May 25, 2000 between us and Star Associates LLC, on May 31, 2000, we issued 20,000 shares of common stock to such firm in payment for consulting services. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On July 31, 2000, we privately issued an 8% convertible debenture in the aggregate principal amount of $4.5 million to King William, LLC, a Cayman Islands limited liability company, pursuant to a securities purchase agreement dated July 31, 2000. The debenture is convertible into shares of common stock at the lower of $1.79 per share or 80% of the average current market price during the 20-day trading period immediately preceding the conversion date. The offering was made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 in a negotiated transaction. The purchaser of the debenture is an accredited investor with access to information regarding the registrant. In connection with the issuance of the debenture, we also issued to King William warrants to purchase 231,000 shares of common stock at an exercise price of $1.625 per share. Warrants to purchase an additional 90,000 and 10,000 shares were issued to Roth Capital Partners, Inc. and Carbon Mesa Partners, LLC, respectively, at an exercise price of $1.625. The recipients of the warrants are accredited investors with access to information regarding the registrant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected restated consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are included elsewhere in this document and reflect the acquisitions of Infobahn Technologies, LLC (d/b/a Digital Genesis) completed on June 2, 1998, Spartan Multimedia, Ltd. completed on January 15, 1999 and Galaxy Enterprises, Inc. completed on June 26, 2000. The acquisition of Galaxy Enterprises, Inc. was accounted for as a pooling-of-interests. Accordingly, all periods prior to the acquisition have been restated. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2000, and the consolidated balance sheet data at June 30, 2000, 1999 and 1998 are derived from the consolidated financial statements of Netgateway which have been audited by KPMG LLP, independent accountants, and are included elsewhere in this document. Prior to the combination, Galaxy Enterprises' fiscal years ended on December 31. In recording the pooling-of-interests, Galaxy Enterprises' financial statements for the years ended December 31, 2000 and 1999 have been restated to conform to Netgateway's fiscal years ended June 30, 2000 and 1999. The restatement of Galaxy Enterprises' results include a duplication of operations for the period from July 1, 1998 to December 31, 1998. As a result, Netgateway has eliminated the related income of $1,733,441 from accumulated deficit for fiscal 1999 which includes $3.7 million in revenue. Galaxy Enterprises' financial statements for the year ended December 31, 1998 have been combined with Netgateway's financial statements for the period from March 4, 1998 (inception) through June 30, 1998. The unaudited consolidated statement of operations data for the years ended June 30, 1997 and 1996 and the consolidated balance sheet data at June 30, 1997 and 1996 are derived from the unaudited consolidated financial statements of Galaxy Enterprises, Inc. as of December 31, 1997 and 1996 and each of the years in the two-year period ended December 31, 1997. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results of these periods. Historical results are not necessarily indicative of the results to be expected in the future.

                                               JUNE 30,         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                 2000            1999           1998           1997           1996
                                              ---------        ---------      ---------      ---------      ---------
                                                                 (In thousands, except share data)
                                                                                            (unaudited)    (unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue ...................................   $  27,425           10,569          7,268            358             16
(Loss) income from operations .............   $ (39,500)         (15,821)        (8,502)        (2,011)             6
Net (loss) income .........................   $ (44,108)         (15,140)        (8,521)        (2,049)             5
Net (loss) income per common share
    Basic and diluted .....................   $   (2.38)           (1.21)         (0.97)           .61            .01
Weighted average common shares
    Outstanding - Basic and diluted .......   $  18,511           12,536          8,788          3,366            857

CONSOLIDATED BALANCE SHEET DATA:
Cash ......................................   $   2,607              968            279            113             10
Working capital (deficit) equity ..........   $ (14,845)          (9,292)        (8,733)          (851)             8
Total assets ..............................   $  12,309            5,353          2,041          1,282            210
Short-term debt ...........................   $     102            1,535          2,152           --             --
Long-term debt ............................   $    --               --              383             15           --
Stockholders' (deficit) equity ............   $ (10,776)          (8,106)        (7,692)        (1,929)           120

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS PROSPECTUS CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THIS FORWARD-LOOKING INFORMATION. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS PROSPECTUS.

GENERAL

     Effective October 1, 1999, we changed our method of accounting for revenue from the completed contract method to the percentage-of-completion method. We believe that the percentage-of-completion method more accurately reflects the current earnings process under our contracts. The percentage-of-completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating our consolidated financial statements for prior periods in accordance with Accounting Principals Board Opinion No. 20.

     On June 26, 2000, we completed the merger of Galaxy Enterprises, Inc. into a wholly owned subsidiary of Netgateway, Inc. The merger was accounted for as a pooling-of-interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for the prior periods have been restated to include the operations of Galaxy Enterprises, Inc. as if it had been combined with our company at the beginning of the first period presented.

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     In view of the rapidly evolving nature of our business and its limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

     We cannot predict the degree to which we will experience seasonality in our business because of our limited operating history and the fact that we cannot identify which companies, if any, we will acquire in the foreseeable future.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 2000 AND 1999

     REVENUE

     Total revenues for the year ended June 30, 2000 increased to $27,424,759 from $10,568,685 in the comparable period of the prior fiscal year.

         Service revenues include revenues from the design and development of Internet Web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate Web sites and hosting), sales of banner advertising, mentoring and transaction processing. Service revenues for the year ended June 30, 2000 increased to $22,149,649 from $10,280,440 for the comparable period of the prior year. Approximately $5.5 million of the increase can be primarily attributed to the increase in the number of Internet training workshops. The number of workshops increased to 250 workshops from 133 in the prior year. The average number of attendees at each workshop were comparable for each year. In addition, approximately $2.3 million of increased revenues can be attributed to increased revenues from banner advertising and $5.2 million relating to the design and development of Internet Web sites and their hosting on our Internet Commerce Center.

     Product sales, relating to the sale of our multimedia products, for the year ended June 30, 2000 increased to $5,275,110 from $288,245 in the comparable period of the prior fiscal year. Product sales relate to the sale of our multimedia products. The multimedia product segment was acquired on May 31, 1999 when Galaxy Enterprises, Inc. purchased IMI, Inc. and accordingly, was only included in the results of fiscal 1999 for one month.

     GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost to program customer storefronts, project development, customer support expenses and tangible products sold. Gross profit for the fiscal year ended June 30, 2000 increased to $13,491,828 from $6,498,990 in the comparable prior period. The increase in gross profit primarily reflects our increased sales volume of services provided through our Internet training workshops and the addition of several new customers to the Internet Commerce Center. Gross margin percentages decreased over the same periods due to the lower gross profit margin associated with the multimedia product sales media business. The decrease was partially offset by the licensing of our technology to one customer during the year, which has no significant costs to sell the license.

     PRODUCT DEVELOPMENT

     Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel and outside contractors. Product development expenses for the fiscal year ended June 30, 2000 increased to $6,462,999 from $1,496,563 in the comparable prior period. Product development expenses have increased as we continue to upgrade the Internet Commerce Center, our core technology platform. No other significant development costs for other projects have been incurred.

     SELLING AND MARKETING

     Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the fiscal year ended June 30, 2000 increased to $18,901,847 from $8,730,366 in the comparable prior period. The increases in selling and marketing expenses are primarily attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended June 30, 2000 increased to $25,250,624 from $11,595,071, in the comparable prior period. The increase in general and administrative expenses is attributable primarily to non-cash compensation expense from common stock issued to certain executives in December 1999 valued at $11,775,000. The increases in general and administrative expenses are also attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business and one-time merger related expenses of $889,757 in the fiscal year ended June 30, 2000.

     INTEREST (INCOME) EXPENSE, NET

     Interest expense consists primarily of amortization of debt issuance costs and debt discount and interest in connection with our $1,000,000 of secured convertible debentures due December 31, 1999 and $6,633,500 of our series A 12% senior notes. The senior notes were issued in connection with our May through October 1999 bridge financing private placements. Interest (income) expense, net for the fiscal year ended June 30, 2000 increased to $4,575,141 from $933,097 in the comparable prior period. The increase in interest expense for the fiscal year is attributable primarily to the amortization of promissory note discounts incurred in conjunction with the bridge financing. All of the convertible debentures were converted into common stock as of December 31, 1999. The senior notes were repaid in full in November 1999.

     INCOME TAXES

     We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

YEARS ENDED JUNE 30, 1999 AND 1998

     REVENUE

     Total revenues for the year ended June 30, 1999 increased to $10,568,685 from $7,268,425 in the comparable period of the prior fiscal year.

     Service revenues include revenues from the design and development of Internet Web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate Web sites and hosting), sales of banner advertising, mentoring and transaction processing. Service revenues for the year ended June 30, 1999 increased to $10,280,440 from $7,268,425 for the comparable period of the prior year. Approximately $1.3 million of the increase can be primarily attributed to the increase in revenue from our Internet training workshops. The number of workshops increased to 133 workshops from 120 in the prior year. The average number of attendees at each workshop were comparable for each year. In addition, approximately $700,000 of the increased revenues can be attributed to increased revenues from banner advertising and approximately $400,000 can be attributed to increased revenues from the mentor program.

     Product sales, relating to the sale of our multimedia products, for the year ended June 30, 1999 increased to $288,245. There were no product revenues in the comparable period of the prior fiscal year. Product sales relate to the sale of our multimedia products. The multimedia product segment was acquired on May 31, 1999 when Galaxy Enterprises, Inc. purchased IMI, Inc. and accordingly, was only included in the results of fiscal 1999 for one month.

     GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost to program customer storefronts, customer support expenses and tangible products sold. Gross profit for the fiscal year ended June 30, 1999 increased to $6,498,990 from $4,735,887 in the comparable prior period. The increase in gross profit primarily reflects the increased number and attendance at our Internet training workshops. The decrease in gross profit margin primarily reflects a slight decrease in gross profit margins related to products sold through our Internet training workshops and the initial revenues from the design and development of Internet Web sites and their hosting on our Internet Commerce Center, which did not generate a gross profit.

     PRODUCT DEVELOPMENT

     Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel and outside contractors. Product development expenses for the fiscal year ended June 30, 1999 increased to $1,496,563 from $25,047 in the comparable prior period. Product development expenses have increased as we developed the Internet Commerce Center, our core technology platform.

     LICENSE FEE

     License fee represents a one time non-cash charge in fiscal year 1998 to amortize and write off a license that we acquired and subsequently wrote off as we abandoned further development of the technology.

     SELLING AND MARKETING

     Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the fiscal year ended June 30, 1999 increased to $8,730,366 from $6,495,547 in the comparable prior period. The increases in selling and marketing expenses are primarily attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended June 30, 1999 increased to $11,595,071 from $2,658,449 in the comparable prior period. The increases in general and administrative expenses are attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business.

     INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net for the fiscal year ended June 30, 1999 increased to $933,097 from $23,277 in the comparable prior period. The increase in interest expense for the fiscal year is primarily related to an increase in notes payable.

     INCOME TAXES

     We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes since our inception. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had $2,607,491 in cash on hand, an increase of $1,639,819 from June 30, 1999.

     Net cash used in operating activities was $16,639,773 for the fiscal year ended June 30, 2000. Net cash used in operations was primarily attributable to $44,108,429 in net losses and increases in assets, partially offset by non-cash charges as well as increases in accounts payable and accrued expenses. Increases in assets included $3,321,699 in accounts receivable resulting from the growth in revenues during the fiscal year ended June 30, 2000. Non-cash charges include $3,660,498 for common stock issued for services, $8,400,000 for stock issued for cancellation of options and $4,022,550 from the amortization of debt discount and debt issuance costs. Increases in liabilities included $8,496,419 in deferred revenue resulting from the growth in billings during the fiscal year ended June 30, 2000, $3,460,210 in accounts payable and accrued expenses resulting primarily from the accrual of wages and benefits and balances owed on expenditures.

     Net cash used in investing activities was $2,916,055 for the fiscal year ended June 30, 2000 and consisted primarily of purchases of property and equipment for the upgrade of our technological infrastructure.

     Net cash provided by financing activities of $21,196,316 for the fiscal year ended June 30, 2000 resulted primarily from $1,114,950 in proceeds from the issuance of senior notes and $25,313,863 in proceeds from the issuance of common stock principally in connection with our secondary offering, which was completed in November and December 1999. These proceeds were partially offset by $6,433,500 used to repay the bridge financing loans in their entirety.

     At June 30, 1999, we had $967,672 in cash on hand, an increase of $688,357 from June 30, 1998.

     Net cash used in operating activities was $6,971,091 for the fiscal year ended June 30, 1999. Net cash used in operations was primarily attributable to $15,140,478 in net losses, non-cash gain on extinguishments of debt, and increases in assets, partially offset by non-cash charges as well as increases in deferred revenue and accounts payable and accrued expenses. The non-cash gain related to extinguishments of debt was $1,653,232. Accounts receivable decreased $14,699. Increases in assets included $44,133 in inventory and $325,887 in prepaid offering costs. Non-cash charges include $1,262,200 for common stock issued for services, $800,000 write-off of note receivable, $535,535 of interest expense on warrants issued as debt issue costs and $400,000 of stock compensation paid by stockholders. Increases in liabilities included $1,617,563 in deferred revenue resulting from the growth in billings during the fiscal year ended June 30, 1999 and $1,787,550 in accounts payable and accrued expenses resulting primarily from the accrual of wages and benefits and balances owed on expenditures.

     Net cash used in investing activities was $1,482,250 for the fiscal year ended June 30, 1999 and consisted of a loan in exchange for a note receivable, purchases of property and equipment and the purchase of equity securities.

     Net cash provided by financing activities of $7,411,855 for the fiscal year ended June 30, 1999 resulted primarily from $2,506,000 in proceeds from the issuance of notes payable and convertible debt and $5,782,760 in proceeds from the issuance of common stock. These proceeds were partially offset by $990,630 used to repay notes to a related party.

     At June 30, 1998, we had $279,315 in cash on hand, an increase of $166,171 from June 30, 1997.

     Net cash used in operating activities was $392,795 for the fiscal year ended June 30, 1998. Net cash used in operations was primarily attributable to $8,520,822 in net losses partially offset by non-cash charges as well as increases in deferred revenue. Non-cash charges include $3,822,000 for the amortization and write-off of license fees and $371,680 for common stock issued for services. Increases in liabilities included $3,729,290 in deferred revenue resulting from the growth in billings during the fiscal year ended June 30, 1998 and $109,620 in accounts payable and accrued expenses.

     Net cash used in investing activities was $236,213 for the fiscal year ended June 30, 1998 and consisted of a loan in exchange for a note receivable and purchases of property and equipment.

     Net cash provided by financing activities of $795,179 for the fiscal year ended June 30, 1998 resulted primarily from $232,429 in proceeds from the issuance of a note payable and $649,000 in proceeds from the issuance of common stock. These proceeds were partially offset by $100,000 used to repay notes to a related party.

     As of June 30, 2000, we believe that our existing capital resources are adequate to meet our cash requirements for at least the next three months. In July 2000, we entered into a securities purchase agreement with King William, LLC ("King William"). Under the terms of the agreement, we issued an 8% convertible debenture in the principal amount of $4.5 million. In August 2000, we entered into a private equity credit agreement with King William. Under the terms of the agreement, we have the right to issue and sell to King William up to $10 million of our common stock at the market price at the time of sale, subject to certain conditions and adjustments. The number of shares issuable under the securities purchase agreement and private equity credit agreement are limited to approximately four million shares prior to obtaining stockholder approval. In the event the holders of the 8% convertible debenture are unable to convert such debt into common stock because of the limitation on the number of the shares that may be issued, we may be required to redeem the debt based on the conversion rate in effect at the date of conversion. We expect that these financings, together with an anticipated growth in billings from our business and associated profits from these increased revenues, will provide sufficient liquidity to fund our business operations for the next twelve months.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. Netgateway will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of its fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on Netgateway's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an effect on Netgateway's financial reporting.

RECENT EVENTS

     In August 2000, we entered into a private equity credit agreement with King William. Under the terms of the agreement, we have the right to issue and sell to King William up to $10 million of our common stock at the market price at the time of sale, subject to certain conditions and adjustments. King William may resell these shares of common stock pursuant to the terms of the securities purchase agreement and applicable securities laws. In addition, for each 10,000 shares of common stock that we issue and sell to King William, we will issue a warrant to King William to purchase 1,500 shares of our common stock. The shares issuable upon exercise of these warrants may be sold pursuant to the terms of the securities purchase agreement and applicable securities laws.

     In July 2000, we entered into a securities purchase agreement with King William. Under the terms of the agreement, we issued to King William an 8% convertible debenture in the principal amount of $4.5 million. The purchase price of the debenture is payable to us in two tranches. The first tranche, in the amount of $2.5 million, net of closing costs of approximately $300,000, was paid at the closing in July 2000. The second tranche, in the amount of $2.0 million, may be drawn down by us three business days after the registration statement registering the shares issuable upon conversion has been declared effective. The debenture is convertible into shares of our common stock at the lower of $1.79 per share or a conversion rate of 80% of the market price at the time of conversion, subject to certain conditions and adjustments. In addition, we issued to King William warrants to purchase 231,000 shares of common stock. In connection with the securities purchase agreement, we also issued to Roth Capital Partners, Inc. warrants to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC warrants to purchase 10,000 shares of common stock. The shares of common stock issuable upon conversion of the debenture and exercise of these warrants may also be sold pursuant to the terms of the securities purchase agreement and applicable securities laws.

     In June 2000, we completed the merger with Galaxy Enterprises into one of our wholly owned subsidiaries. In the merger, we issued 3,929,988 shares of our common stock in exchange for all of the outstanding common stock of Galaxy Enterprises.

     In April 2000, we reached an agreement with CableRep, Inc., an affiliate of Cox Communications, to launch one or more electronic shopping portals in Cox Communications cable television markets designated by Cox Communications. Pursuant to this agreement, we will design and develop Internet-based shopping malls, to be branded with Cox Communications' name, brand and image, and will offer our storefront building and maintenance services to Cox Communications' cable television subscribers. We will also be responsible for marketing support, including development of Cox Communications' branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and store building services.

     In March 2000, we entered into a systems integrator agreement with Complete Business Solutions, Inc., a leading systems integrator and worldwide provider of information technology services to large and mid-sized organizations. Under the terms of the agreement, we will provide CBSI with access to the Internet Commerce Center development environment. We will also allow CBSI to integrate individual business-to-business customers of CBSI, primarily located in North America and Mexico, into the Internet Commerce Center platform. We receive an upfront fee from CBSI for each CBSI customer integrated into to the Internet Commerce Center. CBSI provides the integration services for each CBSI customer and collects integration revenue from that customer. We and CBSI share recurring fees for hosting, transactions and advertising. In April 2000, we entered into a similar agreement with Complete Business Solutions, India, an Indian subsidiary of CBSI. This agreement contains similar terms to those described above and expands the customer reach available for licensing of the Internet Commerce Center internationally to include Europe, Asia and South America.

     In January 2000, we entered into an agreement with PharMerica, a subsidiary of Bergen Brunswig Corporation, the nation's foremost provider of professional, quality and cost effective pharmacy products and services to the long-term care, assisted living, sub-acute and skilled nursing industries. Under the agreement, we will design, develop, manage and host a patient prospecting system, known as PMSIOnLine.com, in which sales professionals and claims adjustors will input prospective patient referrals directly into a secured browser session and submit these prospective patient referrals to PharMerica's legacy systems for analysis and possible sales follow-up.

     In January 2000, we also reached an agreement with Intermedia Partners Southeast, an affiliate of AT&T Media Services, to launch a local electronic shopping portal in Nashville, Tennessee. Under this agreement, we will design and develop an Internet-based shopping mall, to be branded with Intermedia's name, brand and image. We will also offer our storefront building and maintenance services to Intermedia's branded collateral material and periodic distribution and updating of advertising spots to promote the branded online shopping mall and storebuilding services.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this report and are presented beginning on page 50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS AND EXECUTIVE OFFICERS

     Set forth in the table below are the names, ages and positions of the current directors and executive officers of Netgateway. None of the directors or executive officers has any family relationship to any other director or executive officer of Netgateway.

NAME                                              AGE                     POSITION
----                                              ---                     --------
Keith D. Freadhoff........................         42       Chairman of the Board of Directors
Roy W. Camblin III........................         53       Chief Executive Officer and Director
Donald M. Corliss, Jr.....................         50       President, Chief Operating Officer and
                                                            Director
Frank C. Heyman...........................         62       Acting Chief Financial Officer
Jill Glashow Padwa........................         42       Executive Vice President-Sales and Marketing
Simon Spencer.............................         34       Chief Information Officer
Craig S. Gatarz...........................         38       General Counsel and Corporate Secretary*
Scott Beebe...............................         47       Director
John Dillon...............................         50       Director
Joseph Roebuck............................         64       Director


* As a result of our consolidation to Orem, Utah, Mr. Gatarz will be resigning his position with us effective as of September 29, 2000.

     Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of Netgateway.

KEITH D. FREADHOFF

     Mr. Freadhoff has served as chairman of the board of directors since our inception in March 1998. He also served as chief executive officer from March 1998 through October 1999. From November 1994 to November 1997, Mr. Freadhoff was the co-founder, chairman of the board of directors and chief executive officer of Prosoft I-Net Solutions, a public company engaged in development and provision of software and Internet training solutions. From November 1993 to November 1994, Mr. Freadhoff served as the executive director of Career Planning Center, a community based organization serving disadvantaged populations with job training and social services. From 1993 to 1994, he also served as president of the Focus Institute, a California based Microsoft Authorized Training and Education Center. From 1991 to 1992, Mr. Freadhoff served as a vice president of Frojen Advertising, an advertising and marketing firm. From 1987 to 1991, Mr. Freadhoff founded and served as president of Oasis Corporate Education and Training, a customized training company that developed courseware for manufacturing, financial, service and public organizations. Mr. Freadhoff completed graduate level work at the University of Southern California and earned his undergraduate degree at the University of Nebraska.

ROY W. CAMBLIN III

     Mr. Camblin has served as our chief executive officer since October 1, 1999. He has been a director since December 15, 1999. Mr. Camblin served as our chief information officer from July 1999 until his appointment as chief executive officer. Prior to joining Netgateway, from May 1998 until July 1999, Mr. Camblin was the global chief information officer, executive vice president and an executive committee member of CB Richard Ellis. From January 1996 to April 1998, Mr. Camblin was the head of global operations and technology, Investment Products Division at Citibank. From July 1993 to December 1995, Mr. Camblin was the chief information officer and a senior vice president at Oracle Corporation. From June 1989 until July 1993, Mr. Camblin was a senior vice president at Wells Fargo Bank, responsible for operations and technologies for wholesale banking and also responsible for credit card technologies. Prior to that, Mr. Camblin spent over five years at Charles Schwab in several management positions, where he also obtained his Series 7. Other career experiences included twelve years as an officer and pilot in the US Air Force, including as chief of operations plans and chief of flight management for the Pacific region. Mr. Camblin has a Bachelor of Science degree in marketing from Florida State University and a Masters in Systems Management from the University of Southern California. Past recognitions have included "Visionary of the Year," awarded by Sun Microsystems in 1992.

DONALD M. CORLISS, JR.

     Mr. Corliss has served as our president and a director since March 1998. He was appointed chief operating officer in March 2000. From 1993 to June 1998, Mr. Corliss was an independent investor and owned, developed and served in senior management positions with several business and development ventures. From July 1993 through June 1998, Mr. Corliss served as a vice president and a director of Westover Hills Development, Inc., a real estate development company. From August 1993 through June 1998, Mr. Corliss served as a vice president and a director of the general partner of Brentwood Development, a residential real estate development company, where he was responsible for management of development projects. From August 1994 through March 1998, Mr. Corliss served as a consultant and was a founder of Ice Specialty Entertainment, a developer of ice arena complexes, where he was responsible for the structuring and negotiation of the business and projects. From June 1995 to date, Mr. Corliss served as a director and secretary of SHH Properties, Inc., a real estate investment company. From 1996 to June 1998, Mr. Corliss served as a vice president and a director of Brentwood Development III, Inc., a real estate development company, which was one of two corporate general partners of Inglehame Farm L.P. From 1997 through May 1998, Mr. Corliss served as a vice president and a director of Executive Property Management Services, Inc. a provider of executive management services relating to real estate development. As co-founder in many of these projects, responsibilities included the operation, management, structuring and implementation of business strategies and plans, as well as the development and implementation of the general business and accounting systems necessary for such business operations. From 1977 to 1993, Mr. Corliss was engaged in private law practice. Mr. Corliss earned his LLM in Taxation from New York University, his Juris Doctorate degree from the University of Santa Clara and a Bachelor of Arts degree from the University of California at Santa Barbara. Two real estate development ventures of Mr. Corliss', Westover Hills Development, Inc. and Inglehame Farms L.P., sought protection from creditors pursuant to Chapter 11 of the United States Bankruptcy Code in 1997 and 1998, respectively. Westover has since emerged from Chapter 11 and has resumed operations.

JILL GLASHOW PADWA

     Ms. Padwa has served as our executive vice president-sales and marketing since December 1999. Ms. Padwa has more than 20 years experience in information technology and has worked for such leading companies as Hewlett-Packard and GartnerGroup, a leader in IT research and consulting services. Ms. Padwa held numerous senior management positions at GartnerGroup from January 1997 to December 1999 and directed the marketing and sales strategies for the company's entry into the healthcare industry market. During her tenure, the business recognized significant growth. Most recently, Ms. Padwa was responsible for managing sales operations for GartnerGroup's North American operations. Ms. Padwa also served as the business development manager for Hewlett-Packard's Healthcare Information Management Division from October 1994 to December 1996. She managed the team that developed the worldwide product strategies for Hewlett-Packard's successful entry and growth into new market segments. Ms. Padwa held numerous positions with Hewlett-Packard, ranging from technical to sales and marketing management positions. Ms. Padwa received a Bachelor of Science degree in Computer Science from the University of Vermont in 1979 and a Masters of Science in Public Health Policy from Boston University in 1989.

SIMON SPENCER

     Mr. Spencer has served as our chief information officer since March 2000. From September 1999 through February 2000, he served as our chief technical officer. He has experience in Internet development in the financial services industry as well as significant experience in the software development industry. Mr. Spencer has been recognized internationally as a leader in the field of information systems and information technology. In 1998, Mr. Spencer was included in the International Who's Who of information technology professionals. Prior to joining Netgateway, Mr. Spencer managed Emerging Technologies within CitiGroup's investment technology organization and was instrumental in the design and implementation of middleware and Internet technologies supporting CitiGroup's new investment platforms. Mr. Spencer has also worked with Oracle Corporation as a director of Global Productivity Systems within their worldwide operations organization. He also was responsible for engineering within their Knowledge Management, InterOffice and Internet organizations.

FRANK C. HEYMAN

     Mr. Heyman has served as our acting chief financial officer since September 2000. Prior to that, he served as vice president, secretary, treasurer, chief financial officer and a director of our subsidiary, Galaxy Enterprises since 1997. Prior to that, since 1992, Mr. Heyman served as vice president and chief financial officer of GC Industries, Inc., a manufacturer of calibration systems for toxic gas monitors. Prior to 1992, Mr. Heyman served for twelve years as chief financial officer for Scan-Tron Corporation, a manufacturer of optical mark reading equipment used in test scoring by the educational community. From June 1992 to May 1996 he also served as financial vice president, chief financial officer and a director of NYB Corporation, a manufacturer of women's sport clothing. From June 1996 to April 1997 he was employed as controller of Provider Solutions, Inc., a business consulting firm. Mr. Heyman is a graduate of the University of Utah with a B.S. degree in accounting.

CRAIG S. GATARZ

     Mr. Gatarz has served as general counsel since April 1999 and was appointed our corporate secretary in February 2000. From March 1989 until March 1999, Mr. Gatarz was an attorney at the law firm of Jones, Day, Reavis & Pogue where he specialized in corporate law, particularly corporate restructurings and asset-based lending transactions. Mr. Gatarz received a Bachelor of Arts degree in Political Science from Boston College in 1984 and his law degree in 1987 from the University of Virginia School of Law. He is admitted to practice in New York, New Jersey and California. Mr. Gatarz serves on the board of directors of BBMG Entertainment, Inc., a California-based film production company. As a result of our consolidation, Mr. Gatarz will be resigning his position with us effective as of September 29, 2000.

JOHN DILLON

     Mr. Dillon has served as a director since December 1999. Mr. Dillon was named president and chief executive officer of Salesforce.com in September 1999. Before joining Salesforce.com, Mr. Dillon was interim president and chief executive officer for Perfecto Technologies, a start-up company delivering solutions for ensuring Internet application security. Prior to his employment with Perfecto, he served as president and chief executive officer for Hyperion, the global company formed through the merger of Arbor Software and Hyperion Software. Mr. Dillon also spent five years with Arbor Software as vice president of sales and then as president and chief executive officer. Earlier in his career, Mr. Dillon was employed at Oracle Corporation and Grid Systems in various sales management capacities and at EDS as a systems engineer. A graduate of the United States Naval Academy at Annapolis, Mr. Dillon received a bachelor's degree in engineering and a Master of Business Administration degree from Golden State University. He served five years of active duty in the United States Navy nuclear submarine service and retired with the rank of commander from the Naval Reserve.

R. SCOTT BEEBE

     Mr. Beebe has served as a director since June 1998. From April 1987 through June 1998, Mr. Beebe served as the managing partner of Steps, Inc., an investment and consulting firm specializing in technology growth companies. Mr. Beebe was a registered representative in the securities industry from 1982 through 1998. Mr. Beebe received his Bachelor of Arts degree in English from the University of California at Berkeley in 1973.

JOSEPH ROEBUCK

     Mr. Roebuck was appointed to the board of directors in April 2000. Mr. Roebuck has served as vice president of strategic sales of Sun Microsystems Computer Systems Division since 1990. Prior to 1990, Mr. Roebuck held the position of vice president for U.S. and intercontinental sales for Asia, Latin American and Canada at Sun Microsystems. Mr. Roebuck joined Sun Microsystems as the vice president of sales in 1983. Prior to 1983, he served as director of vertical marketing for Apple Computer. Mr. Roebuck previously served as a lieutenant junior grade in the United States Navy. He received his Bachelor of Arts degree from Cornell University and completed the advanced management program at Harvard Business School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of the our common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended June 30, 2000, all Reporting Persons complied with all applicable filing requirements, with the following exceptions: Keith D. Freadhoff filed a late amended Form 4 reporting two transactions in January 2000 and a late Form 4 reporting one transaction in March 2000; Hanh Ngo, a former executive, filed a late Form 4 reporting one transaction in March 2000; Ronald Spire filed a late Form 4 reporting eleven transactions in January 2000; John Dillon did not file a Form 4 with respect to two transactions in March 2000, which transactions were subsequently reported in Mr. Dillon's Form 5; R. Scott Beebe filed a late Form 4 reporting 54 transactions in May 2000; William Brock, a former director, filed a late Form 3; and Joseph Roebuck filed a late Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     The following table and discussion summarizes the compensation for our named executive officers, who are the individuals who served as chief executive officer during fiscal year 2000 and the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION              LONG-TERM COMPENSATION AWARDS
                                               -------------------              -----------------------------
                                                                                 RESTRICTED
                                                                                   STOCK               STOCK
NAME AND                                            SALARY           BONUS         AWARDS             OPTIONS
PRINCIPAL POSITION                      YEAR          ($)             ($)         ($) (1)              (#)
------------------                      ----          ---             ---         -------              ---
Keith D. Freadhoff(2)..............     2000        201,339         57,500             --                --
  Director                              1999        100,625         57,500      3,200,000(3)             (3)
Roy W. Camblin III(4)..............
  Chief Executive Officer and           2000        164,315         28,750      3,375,000(5)        200,000(6)
    Director                            1999             --             --             --                --
Donald M. Corliss, Jr..............     2000        192,697         55,000             --                --
  President, Chief Operating            1999         96,250         50,000      3,200,000(7)             (7)
    Officer and Director
David Bassett-Parkins(8) ..........     2000        175,075         50,000             --                --
  Chief Financial Officer and           1999         87,500         50,000      3,200,000(9)             (9)
    Chief Operating Officer
Simon Spencer(10)..................     2000        135,736         52,500             --           150,000(11)
  Chief Information Officer             1999             --             --             --                --
Craig S. Gatarz....................     2000        136,969         37,500             --            15,000(12)
  General Counsel                       1999         30,000          7,500             --           161,821(13)

----------
(1) Subsequent to June 30, 1999, Netgateway terminated performance-based stock options exercisable for an aggregate of 780,000 shares of common stock and other stock options exercisable for an aggregate 1,200,000 shares of common stock granted to Messrs. Freadhoff, Corliss and Bassett-Parkins and issued in lieu of these options restricted stock awards of an aggregate of 1,200,000 shares of common stock.

(2) Mr. Freadhoff served as chief executive officer prior to Mr. Camblin's appointment as chief executive officer in October 1999.

(3) During the year ended June 30, 1999, Mr. Freadhoff earned performance-based stock options exercisable for an aggregate of 69,000 shares of common stock and other options exercisable for an aggregate of 200,000 shares of common stock. Subsequent to June 30, 1999, all performance and other options granted to Mr. Freadhoff, including the options referenced in the preceding sentence, were terminated. In lieu of these options, Mr. Freadhoff received a restricted stock award of 400,000 shares of common stock.

(4)  Mr. Camblin commenced his employment with us in August 1999.

(5) In November 1999, Mr. Camblin received a restricted stock award of 500,000 shares of our common stock.

(6) At June 30, 2000, Mr. Camblin held options exercisable for an aggregate of 200,000 shares of common stock. Of these options, options exercisable for 166,667 shares of common stock were declared vested as of June 30, 2000.

(7) During the year ended June 30, 1999, Mr. Corliss earned performance-based stock options exercisable for an aggregate of 64,000 shares of common stock and other options exercisable for an aggregate of 200,000 shares of common stock. Subsequent to June 30, 1999, all performance and other options granted to Mr. Corliss, including the options referenced in the preceding sentence, were terminated. In lieu of these options, Mr. Corliss received a restricted stock award of 400,000 shares of common stock.

(8) Mr. Bassett-Parkins no longer serves as our chief financial officer or chief operating officer. On April 14, 2000, we received notice from Mr. Bassett-Parkins of his intent to terminate his employment agreement for "good reason," as that term is defined in his employment agreement, effective as of June 7, 2000. Mr. Bassett-Parkins has alleged that, under his employment agreement, he is entitled to a lump sum severance payment as a result of terminating his employment for "good reason." We are in negotiations with Mr. Bassett-Parkins regarding any severance payments and it is not possible to determine the outcome of these negotiations at this time.

(9) During the year ended June 30, 1999, Mr. Bassett-Parkins earned performance-based stock options exercisable for an aggregate of 60,000 shares of common stock and other options exercisable for an aggregate of 200,000 shares of common stock. Subsequent to June 30, 1999, all performance and other options granted to Mr. Bassett-Parkins, including the options referenced in the preceding sentence, were terminated. In lieu of these options, Mr. Bassett-Parkins received a restricted stock award of 400,000 shares of common stock.

(10) Mr. Spencer commenced his employment with us in September 1999.

(11) At June 30, 2000, Mr. Spencer held options exercisable for an aggregate of 150,000 shares of common stock. Of these options, options exercisable for 18,750 shares of common stock were declared vested as of June 30, 2000.

(12) For the fiscal year ended June 30, 2000, Mr. Gatarz was granted options to purchase 15,000 of common stock. None of these options were vested as of June 30, 2000.

(13) At June 30, 2000, Mr. Gatarz held options exercisable for an aggregate of 176,821 shares of common stock. Of these options, options exercisable for 99,321 shares of common stock were declared vested as of June 30, 2000.

EMPLOYMENT AGREEMENTS

     The following table summarizes the key provisions of the employment agreements of Netgateway's executive officers.

                                      CONTRACT           CONTRACT
                                    COMMENCEMENT       TERMINATION     PER ANNUM             BONUS
         NAME/POSITION                  DATE               DATE          SALARY           ARRANGEMENTS
         -------------                  ----               ----          ------           ------------
Keith D. Freadhoff............    January 1, 1999   December 31, 2001   $201,500  As determined by  board of
   Chairman of the Board of                                                       directors.
      Directors
Roy W. Camblin III............    August 13, 1999    July 25, 2002(1)   $250,000  As determined by board of
   Chief Executive Officer                                                        directors
Donald M. Corliss, Jr.........    January 1, 1999   December 31, 2001   $192,500  As determined by  board of
   President and Chief                                                            directors
      Operating Officer
Jill Glashow Padwa............   December 15, 1999  December 14, 2001   $180,000  As determined by board of
   Executive Vice                                                                 directors
      President-Sales and
      Marketing
Simon Spencer.................     March 1, 2000    February 28, 2002   $200,000  As determined by board of
   Chief Information Officer                                                      directors
Craig S. Gatarz...............     April 5, 1999      April 5, 2002     $175,000  As determined by board of
   General Counsel and                                                            directors.
      Corporate Secretary (2)

(1) By amendment dated July 25, 2000, Mr. Camblin's employment agreement was extended until July 25, 2002.

(2) As a result of our consolidation to Orem, Utah, Mr. Gatarz will be resigning his position with us effective as of September 29, 2000.

-------

     In the event of a change in control of Netgateway, all options previously granted to these individuals which are then unvested will vest immediately. Upon a termination of the employment of any of these individuals following a change in control for any reason other than the relevant officer's death or disability or for cause, as defined in each employee's employment agreement, we are required to pay to such individuals in the case of Messrs. Freadhoff and Corliss, a lump sum severance payment equal to three times the sum of (1) his then current annual salary and (2) his highest bonus in the three-year period preceding the change in control, and in the case of Messrs. Camblin, Gatarz, Spencer and Ms. Padwa, a lump sum severance payment equal to two times the sum of (1) his or her then current annual salary and (2) his or her highest bonus in the three-year period preceding the change in control. In addition, if the relevant individual's employment is terminated by us without cause or by the relevant individual with good reason, then we are required to pay the relevant individual a lump sum severance payment equal to his or her current annual salary for the remainder of the employment period. If any of these severance payments result in the imposition of an excise tax on the relevant individual, we are required to gross up this individual for such excess tax and any income taxes arising as a result of the gross up payment. The relevant individual may terminate his or her employment at any time upon at least 30 days written notice to us. Upon the termination of such agreement, the relevant individual is subject to non-competition, non-disclosure and non-solicitation provisions for one year.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options to purchase our common stock that were granted in fiscal year 2000 to the named executive officers. We did not grant SARs in fiscal year 2000.

                                   INDIVIDUAL GRANTS
                              --------------------------                                         POTENTIAL REALIZABLE VALUE AT
                               NUMBER OF     PERCENT OF                                          ASSUMED ANNUAL RATES OF STOCK
                              SECURITIES   TOTAL OPTIONS                                       PRICE APPRECIATION FOR OPTION TERM
                              UNDERLYING     GRANTED TO                               CLOSING                 ($)
                                OPTIONS     EMPLOYEES IN    EXERCISE OR   EXPIRATION    SALE   ------------------------------------
NAME                            GRANTED      FISCAL YEAR   BASE PRICE ($)    DATE     PRICE($)     5%         10%        0%(1)
----                          ----------   -------------   -------------- ----------  -------- ------------------------------------
Keith D. Freadhoff ........           0             0             0               0       0         --           --           --
Roy W. Camblin III ........     200,000         18.09          8.18         8/13/09    8.18    2,430,311   3,869,864   1,492,000
Donald M. Corliss, Jr .....           0             0             0               0       0         --           --           --
David Bassett-Parkins .....           0             0             0               0       0         --           --           --
Simon Spencer .............      50,000          1.72          9.25          3/1/10    9.25      687,394   1,094,559     422,000
                                 50,000          1.72          9.25        12/23/09    9.25      687,394   1,094,559     422,000
                                 50,000          1.72          6.75         12/1/09       7      521,246     829,998     320,000
Craig S. Gatarz ...........      15,000             *          3.75         4/17/10    3.75       83,562     135,059      51,300

*    Less than one percent.

(1) Calculated using the Black Scholes pricing model with the following assumptions: (a) volatility-100%, (b) risk free rate-5%, (c) dividend yield-0% and (d) time of exercise-10 years.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the named executive officers. None of these individuals exercised any options during this period.

                                              NUMBER OF SECURITIES
                                             UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                    OPTIONS                     IN-THE-MONEY OPTIONS
                                             AT FISCAL YEAR END(#)            AT FISCAL YEAR END($)(1)
                                          -----------------------------     -----------------------------
NAME                                      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                                      -----------     -------------     -----------     -------------
Keith D. Freadhoff(2).................         -                -                -                -
Roy W. Camblin III(3).................      166,667           33,333             -                -
Donald M. Corliss, Jr.(4).............         -                -                -                -
David Bassett-Parkins(5)..............         -                -                -                -
Simon Spencer(6)......................       18,750          131,250             -                -
Craig S. Gatarz(7)....................       99,321           62,500             -                -

----------
(1) Based on the closing sale price of our common stock on the Nasdaq National Market at fiscal year end of $1.94 per share less the exercise price payable for the shares. The fair market value of our common stock at June 30, 2000 was determined on the basis of the closing sale price of our common stock on that date.

(2) At June 30, 1999, Mr. Freadhoff held stock options under Netgateway plans exercisable for an aggregate of 676,000 shares of common stock. Subsequent to June 30, 1999, all of these options granted to Mr. Freadhoff were terminated. In lieu of these options, Mr. Freadhoff received a restricted stock award of 400,000 shares of common stock.

(3) At June 30, 2000, Mr. Camblin held no exercisable or unexercisable in the money stock options.

(4) At June 30, 1999, Mr. Corliss held stock options under Netgateway plans exercisable for an aggregate of 664,000 shares of common stock. Subsequent to June 30, 1999, all of these options were terminated. In lieu of these options, Mr. Corliss received a restricted stock award of 400,000 shares of common stock.

(5) At June 30, 1999, Mr. Bassett-Parkins held stock options under Netgateway plans exercisable for an aggregate of 640,000 shares of common stock. Subsequent to June 30, 1999, all of these options were terminated. In lieu of these options, Mr. Bassett-Parkins received a restricted stock award of 400,000 shares of common stock.

(6) At June 30, 2000, Mr. Spencer held no exercisable or unexercisable in the money stock options.

(7) At June 30, 2000, Mr. Gatarz held no exercisable or unexercisable in-the-money stock options and held unexercisable in-the-money stock options.


STOCK OPTION PLANS

     1998 STOCK OPTION PLAN FOR SENIOR EXECUTIVES

     In December 1998, the board of directors adopted, and Netgateway's stockholders approved, the 1998 Stock Option Plan for Senior Executives. This plan provides for the grant of options to purchase up to 5,000,000 shares of common stock to our senior executives. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

     This plan is administered by the compensation committee of the board of directors, which currently consists of two non-employee directors of the board of directors. The committee has appointed a plan administrator to address the day-to-day administration of this plan. The committee determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

     The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the compensation committee, but shall not be less than 50% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

     No stock option may be transferred by an optionee other than by will or the laws of descent and distribution or, if permitted, pursuant to a qualified domestic relations order and, during the lifetime of the optionee, the option will be exercisable only by the optionee. In the event of termination of employment by reason of death, disability or by us for cause, as defined in each optionee's employment agreement, the optionee will have no more than 365 days after such termination during which the optionee shall be entitled to exercise the vested options, unless otherwise determined by the board of directors. Upon termination of employment by us without cause or by the optionee for good reason, as defined in the optionee's employment agreement, the optionee's options remain exercisable to the extent the options were exercisable on the date of such termination until the expiration date of the options pursuant to the option agreement.

     We may grant options under this plan within ten years from the effective date of the plan. The effective date of this plan is December 31, 1998. Holders of incentive stock options granted under this plan cannot exercise these options more than ten years from the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order, in United States dollars, payable to the order of Netgateway,
(2) through delivery to Netgateway of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price, (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price
(A) withheld by us or (B) sold by a broker-dealer under the circumstances meeting the requirements of 12 C.F.R. Section 220 or any successor thereof,
(4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors. Therefore, if it is provided in an optionee's option agreement, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

     Any unexercised options that expire or terminate upon an optionee's ceasing to be employed by us become available again for reissuance under this plan.

     As of June 30, 2000, options exercisable for an aggregate of 850,714 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $6.73 per share.

     1998 STOCK COMPENSATION PROGRAM

     In July 1998, the board of directors adopted the 1998 Stock Compensation Program. The program was approved by our stockholders in December 1998. This program provides for the grant of options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and independent contractors and agents. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

     This program is administered by the compensation committee of the board of directors, which currently consists of two non-employee directors of the board of directors. The committee has appointed a plan administrator to address the day-to-day administration of this plan. The compensation committee determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

     The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

     No stock option may be transferred by an optionee other than by will or the laws of descent and distribution or, if permitted, pursuant to a qualified domestic relations order and, during the lifetime of the optionee, the option will be exercisable only by the optionee. In the event of termination of employment for reasons other than the death or disability of the optionee, the option shall terminate immediately; provided, however, that the board of directors may, in its sole discretion, allow the option to be exercised, to the extent exercisable on the date of termination of employment or service, at anytime within 60 days from the date of termination of employment or service. In the event of termination of employment by reason of the death or disability of the optionee, the option may be exercised, to the extent exercisable on the date of death or disability, within one year from such date.

     We may grant options under this program within ten years from the effective date of the plan. The effective date of this program is July 31, 1998. Holders of incentive stock options granted under this program cannot exercise these options more than ten years from the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order, in United States dollars, payable to the order of Netgateway, (2) through delivery to Netgateway of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price, (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price (A) withheld by Netgateway or
(B) sold by a broker-dealer under the circumstances meeting the requirements of 12 C.F.R. Section 220 or any successor thereof, (4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors. Therefore, if it is provided in an optionee's option agreement, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

     Any unexercised options that expire or that terminate upon an optionee's ceasing to be employed by us become available again for reissuance under this program.

     This program permits us to grant, in addition to incentive stock options and non-qualified stock options:

     -    rights to purchase shares of our common stock to employees;

     -    restricted shares of our common stock;

     -    stock appreciation rights; and

     -    performance shares of common stock.

However, we have not issued any other type of compensation under this program other than non-qualified stock options and have agreed not to do so in the future.

     As of June 30, 2000, options exercisable for an aggregate of 698,833 shares of common stock were outstanding pursuant to this program at a weighted average exercise price of $3.59 per share.

      1999 STOCK OPTION PLAN FOR NON-EXECUTIVES

     In July 1999, the board of directors adopted the 1999 Stock Option Plan for Non-Executives. This plan was approved by the stockholders in May 2000. This plan is administered by the compensation committee of the board of directors, which currently consists of two non-employee directors of the board of directors. The compensation committee has appointed a plan administrator to address the day to day administration of this plan. The compensation committee determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

     The exercise price per share of common stock subject to an option is determined on the date of grant, and is generally fixed at 100% of the fair market value per share at the time of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of our outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order in United States dollars, payable to the order of Netgateway, (2) through delivery to us of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price (A) withheld by us or (B) sold by a broker-dealer under circumstances meeting the requirements of 12 C.F.R.
Section 220 or any successor thereof, (4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors.

     Options granted to employees under the 1999 Stock Option Plan for Non-Executives generally become exercisable in increments, based on the optionee's continued employment with us, over a period of up to three years. The form of option agreement generally provides that options granted under the 1999 Stock Option Plan for Non-Executives is not transferable by the optionee, other than by will or the laws of descent and distribution, and are exercisable during the optionee's lifetime only by the optionee. In the event of termination of employment for reasons other than the death or disability of the optionee, the option shall terminate immediately; provided, however, that the board of directors may, in its sole discretion, allow the option to be exercised, to the extent exercisable on the date of termination of employment or service, at anytime within 60 days from the date of termination of employment or service. In the event of termination of employment by reason of the death or disability of the optionee, the option may be exercised, to the extent exercisable on the date of death or disability, within one year from such date. Generally, in the event of a merger of Netgateway with or into another corporation or a sale of all or substantially all of our assets, all outstanding options under the 1999 Stock Option Plan for Non-Executives shall accelerate and become fully exercisable upon consummation of such merger or sale of assets.

     The board may amend the 1999 Stock Option Plan for Non-Executives at any time or from time to time or may terminate the 1999 Stock Option Plan for Non-Executives without the approval of the stockholders, provided that stockholder approval is required for any amendment to the 1999 Stock Option Plan for Non-Executives requiring stockholder approval under applicable law as in effect at the time. However, no action by the board of directors or stockholders may alter or impair any option previously granted under the 1999 Stock Option Plan for Non-Executives. The board may accelerate the exercisability of any option or waive any condition or restriction pertaining to such option at any time.

     Any unexercised options that expire or that terminate upon an optionee's ceasing to be employed by us become available for reissuance under this plan.

     In May 2000, our stockholders approved an amendment to this plan to increase the number of shares available for grant under the plan from 2,000,000 to 5,000,000.

     As of June 30, 2000, options exercisable for an aggregate of 1,899,630 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $7.34.


     GALAXY ENTERPRISES STOCK OPTION PLAN

     Pursuant to the terms of the merger with Galaxy Enterprises, each outstanding option to purchase shares of Galaxy Enterprises common stock under Galaxy Enterprises' 1997 Employee Stock Option Plan was assumed by us, whether or not vested and exercisable. We assumed options exercisable for an aggregate of 1,665,815 shares of common stock of Galaxy Enterprises.

     In addition, we assumed certain outstanding warrants to purchase shares of Galaxy Enterprises common stock. These include the Invest Linc Emerging Growth Fund I Warrant dated March 18, 1999 exercisable for 250,000 shares of common stock and the Bridgewater Corporation Warrant dated January 11, 1999 exercisable for 50,000 shares of common stock.

     Each Galaxy Enterprises stock option and warrant assumed by Netgateway is subject to the same terms and conditions that were applicable to the stock option or warrant immediately prior to the merger, except that:

     - each Galaxy Enterprises stock option will be exercisable for shares of Netgateway common stock and the number of shares of Netgateway common stock issuable upon exercise of any given option or warrant will be determined by multiplying 0.63843 by the number of shares of Galaxy Enterprises common stock underlying such option or warrant; and

     - the per share exercise price of any such option or warrant will be determined by dividing the exercise price of the option immediately prior to the effective time of the merger by 0.63843.

     Therefore, the total amount of options assumed in the merger are now exercisable for approximately 1,069,890 shares of Netgateway common stock and the total amount of warrants assumed in the merger are now exercisable for approximately 191,529 shares of Netgateway common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From our inception on March 1, 1998 through September 30, 1998, we did not have a compensation committee. Messrs. Beebe and Dillon currently are members of the compensation committee. No interlocking relationships exist between our compensation committee and board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. There are no interlocking relationships between Netgateway and other entities that might affect the determination of the compensation of our directors and executive officers.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     Our certificate of incorporation and/or bylaws include provisions to (1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General Corporation Law or for any transaction from which the director derived an improper personal benefit. Netgateway believes that these provisions are necessary to attract and retain qualified directors and officers.

     We have directors and officers liability insurance in an amount of not less than $15 million.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 12, 2000:

          - each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding common stock;

          -    each of our named executive officers;

          -    all of our current directors and executive officers as a group;
               and

          - the number of shares of common stock beneficially owned by each person and group and the percentage of the outstanding shares owned by each person and group.

     Except as otherwise noted below, the address of each of the persons in the table is c/o Netgateway, Inc., 300 Oceangate, 5th Floor, Long Beach, California 90802.

                                                NUMBER OF WARRANTS OR
                                                 OPTION GRANTS UNDER
                                                   NETGATEWAY STOCK       TOTAL BENEFICIAL        PERCENT OF CLASS
NAME OF BENEFICIAL OWNER      SHARES OWNED          OPTIONS PLANS(1)         OWNERSHIP(2)        BENEFICIALLY OWNED
------------------------      ------------      ---------------------     ----------------       ------------------
Keith D. Freadhoff........    1,520,3215                  5,000              1,525,215(3)              7.0%
Roy W. Camblin III........       500,000                225,000                725,000                 3.3%
Donald M. Corliss, Jr.....       552,000                  5,000                557,000                 2.6%
David Bassett-Parkins.....       633,567                      0                633,567                 2.9%
Simon Spencer.............         7,000                 30,000                 37,000                    *
Craig S. Gatarz...........             0                118,071                118,071                    *
John Dillon...............         5,000                 33,333                 38,333                    *
R. Scott Beebe............       704,000                 40,000                744,000                 3.4%
Joseph Roebuck............             0                 30,000                 30,000                    *
All current directors and
   executive officers as
   a group
   (10 persons)(4)........     3,289,215                613,746              3,902,961                17.5%

----------
*    Less than 1 percent.

(1) Reflects warrants or options that will be vested as of September 12, 2000 or within 60 days thereafter.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following September 12, 2000 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes 456,666 shares of common stock currently held by the individual trusts of which Mr. Freadhoff is trustee and over which Mr. Freadhoff has beneficial ownership.

(4) Netgateway's current directors and executive officers include: Keith D. Freadhoff, Roy W. Camblin III, Donald M. Corliss, Jr., Simon Spencer, Frank
     C. Heyman, Jill Padwa, Craig S. Gatarz, John Dillon, Scott Beebe and Joseph Roebuck.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2000, we entered into a three-month consulting agreement with one of our directors, R. Scott Beebe, pursuant to which Mr. Beebe will render services related to the consolidation of our operations in Orem, Utah. Pursuant to the agreement, Mr. Beebe receives $9,000 per month for such services. The consulting agreement expires on October 24, 2000.

     In May 1999, Keith Freadhoff loaned us $100,000. This loan was non-interest bearing. This loan was repaid with a portion of the proceeds of our summer 1999 private placement. In June 1999, we loaned Mr. Freadhoff $30,000 which was repaid in July 1999.

     In November 1998, we issued 50,000 shares of common stock and warrants exercisable for an aggregate of 300,000 shares of common stock to each of Messrs. Freadhoff, Beebe, Danks and Vanderhoff, and 100,000 shares of common stock to Mr. Khaled. The warrants were issued to reimburse Messrs. Freadhoff, Beebe, Danks, and Vanderhoff for voluntarily transferring to Mr. Khaled an equal number shares of common stock to settle a dispute with Mr. Khaled. These warrants are exercisable at $1.00 per share and expire in November 2000.

     In December 1998, Messrs. Freadhoff, Beebe, Danks and Vanderhoff contributed to a master trust 450,000, 100,000, 100,000, and 100,000 shares of common stock, respectively. The trustee of the master trust is Mr. Freadhoff and these individuals are the beneficiaries of the master trust. The master trust sold 350,000 of these shares to each of two trusts of which Mr. Freadhoff is the trustee in exchange for a promissory note from each of these trusts in the principal amount of $350,000. Mr. Corliss is the beneficiary of one of the trusts and David Bassett-Parkins, our former chief financial officer and chief operating officer, is the beneficiary of the other. The master trust sold the remaining shares in exchange for a promissory note from this trust in the principal amount of $50,000 to a trust of which Mr. Freadhoff is the trustee and the beneficiary of which is Hanh Ngo, formerly our executive vice president-operations. The individual trusts of which Messrs. Corliss and Bassett-Parkins and Ms. Ngo are beneficiaries are, by their terms, permitted to deliver the shares of common stock to their beneficiaries in three equal installments for a purchase price of $1.00 per share on or after January 1, 2000, 2001, and 2002 (subject to acceleration in the event of a change of control of Netgateway), provided that the individual beneficiary of the individual trust in question has not voluntarily terminated their employment with Netgateway prior to these dates. These individuals will satisfy the purchase price for their shares by means of the repayment of their respective promissory note to the respective individual trust. In the event that any of these beneficiaries should so terminate their employment with us prior to these dates, the trustee of the respective individual trust will return these shares in individual trust to the master trust in satisfaction of the promissory note from this individual trust to the master trust. The master trust will then deliver these shares to its beneficiaries in proportion to their contributions of shares of common stock to the master trust. In January 2000, a new individual trust was formed, of which Mr. Freadhoff is the trustee and the beneficiary of which is Mr. Camblin. At that time, the master trust contracted to sell to Mr. Camblin's trust 100,000 shares of common stock in exchange for a promissory note in the amount of $425,000. Messrs. Freadhoff and Beebe contributed 50,000 shares of common stock each to the master trust in respect of this sale to Mr. Camblin's trust. The terms of Mr. Camblin's trust are substantially similar to the description of the other individual trusts set forth above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.

The following consolidated financial statements, and related notes thereto, of the Netgateway, Inc. and the Independent Auditors' Report are filed as part of this Form 10-K.


                                                                                               PAGE
                                                                                               ----
     Independent Auditors' Report                                                               51
     Consolidated Balance Sheets as of June 30, 2000 and 1999                                   52
     Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998     53
     Consolidated Statements of Stockholders' Deficit                                           54
     Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998     56
     Notes to Consolidated Financial Statements                                                 58



     2.   Financial Statement Schedules.

     The following financial statement schedule of Netgateway, Inc. is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                        PAGE
                                                                        ----
     Schedule II - Valuation and Qualifying Accounts                     78

     3.   Exhibits.

     The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)  Reports on Form 8-K.

     On March 21, 2000, we filed a report on Form 8-K regarding the announcement of our agreement to merge with Galaxy Enterprises, Inc.

     On June 29, 2000, we filed a report on Form 8-K regarding the consummation of our merger with Galaxy Enterprises, Inc.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Netgateway, Inc.:

We have audited the consolidated financial statements of Netgateway, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netgateway, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ending June 30, 2000 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG LLP
Los Angeles, California
August 21, 2000

                        NETGATEWAY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS JUNE 30, 2000 AND 1999


                                                                                YEAR ENDED              YEAR ENDED
                                                                              JUNE 30, 2000            JUNE 30, 1999
                                                                              -------------            -------------
ASSETS
Cash.................................................................          $  2,607,491             $    967,672
Trade receivable (net of allowance for doubtful accounts of $960,601
   and $36,925 at June 30, 2000 and 1999, respectively)..............             2,383,544                  210,160
Related party trade receivables......................................                 2,519                   30,000
Unbilled receivables.................................................                12,293                        -
Inventories..........................................................                98,372                   44,133
Prepaid advertising..................................................               395,074                        -
Other current assets.................................................               726,648                  927,308
                                                                               ------------             ------------
   Total current assets..............................................             6,225,941                2,179,273

Property and equipment, net..........................................             3,026,487                  711,367
Intangible assets, net...............................................             2,167,024                2,412,945
Other assets.........................................................               889,948                   49,436
                                                                               ------------             ------------
                                                                               $ 12,309,400             $  5,353,021
                                                                                ===========             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable.....................................................          $  2,839,727             $  1,201,577
Bank overdraft.......................................................               330,307                   60,974
Accrued wages and benefits...........................................             1,454,819                  278,741
Accrued interest.....................................................                     -                   44,301
Accrued liabilities..................................................             1,311,859                1,291,740
Capital leases short term............................................                87,897                        -
Current portion of notes payable ....................................               102,326                1,535,242
Current portion of deferred revenue..................................            14,943,860                7,058,417
                                                                               ------------             ------------
      Total current liabilities......................................            21,070,795               11,470,992
                                                                               ------------             ------------

Deferred revenue.....................................................             1,023,292                  499,626
Other liabilities....................................................               449,785                   95,920
Capital leases ......................................................                47,379                        -
                                                                               ------------             ------------
                                                                                 22,591,251               12,066,538
Minority interest....................................................               494,449                1,392,858
Stockholders' deficit:
   Preferred stock, par value $.001 per share.  Authorized 5,000,000
      shares; issued and outstanding 0 shares                                             -                        -
   Common stock, par value $.001 per share. Authorized 250,000,000 shares; issued and outstanding 21,648,732 and 13,559,209 at
      June 30, 2000 and 1999, respectively...........................                21,649                   13,559
   Additional paid-in capital........................................            58,012,244               15,909,086
   Deferred compensation.............................................              (724,994)                 (52,919)
   Accumulated other comprehensive loss..............................                (4,267)                  (3,598)
   Accumulated deficit...............................................           (68,080,932)             (23,972,503)
                                                                               ------------             ------------
      Total stockholders' deficit....................................           (10,776,308)              (8,106,375)
                                                                               ------------             ------------
                                                                               $ 12,309,400               $5,353,021
                                                                               ============             ============

          See accompanying notes to consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEAR              YEAR              YEAR
                                                                           ENDED            ENDED             ENDED
                                                                         JUNE 30,          JUNE 30,          JUNE 30,
                                                                           2000              1999              1998
                                                                           ----              ----              ----
Service revenue...................................................      $ 22,149,649        10,280,440          7,268,425
Product sales.....................................................         5,275,110           288,245                 --
                                                                       -------------     -------------      -------------
                                                                          27,424,759        10,568,685          7,268,425

Cost of service revenue...........................................         8,495,126         3,838,574          4,735,887
Cost of sales.....................................................         5,437,805           231,121                  -
                                                                       -------------     -------------      -------------
Gross profit......................................................        13,491,828         6,498,990          4,735,887

Product development...............................................         6,462,999         1,496,563             25,047
License fees......................................................                 -                 -          3,822,000
Selling and marketing.............................................        18,901,847         8,730,366          6,495,547
General and administrative........................................        25,250,624        11,595,071          2,658,449
Depreciation and amortization.....................................         1,217,074           494,874            193,557
Bad debt expense..................................................         1,159,022             3,000             43,832
                                                                       -------------     -------------      -------------

      Total operating expenses....................................        52,991,566        22,319,874         13,238,432
                                                                       -------------     -------------      -------------

      Loss from operations........................................       (39,499,738)      (15,820,884)        (8,502,545)
                                                                       -------------     -------------      -------------

Other income (expense)............................................           (33,550)          (39,729)             5,000
Interest expense..................................................        (4,575,141)         (933,097)           (23,277)
                                                                       -------------     -------------      -------------

          Total other income (expense)                                    (4,608,691)         (972,826)           (18,277)
                                                                       -------------     -------------      -------------

          Net loss before extraordinary item                             (44,108,429)      (16,793,710)        (8,520,822)
                                                                       -------------     -------------      -------------

Extraordinary gain on extinguishment of debt......................                 -         1,653,232                  -
                                                                       -------------     -------------      -------------

      Net loss ...................................................      $(44,108,429)      (15,140,478)        (8,520,822)
                                                                       =============     =============      ============

 Basic and diluted extraordinary gain per share                         $          -      $       0.13        $         -
                                                                       =============     =============      ============

    Basic and diluted loss per share..............................      $      (2.38)     $      (1.21)       $     (0.97)
                                                                       =============     =============      ============

Weighted average common shares outstanding-basic and diluted......        18,511,137        12,536,021          8,788,052



          See accompanying notes to consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT








                                                                                                        ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                                    OTHER           TOTAL
                                        ------------         PAID-IN     DEFERRED        ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES      AMOUNT      CAPITAL   COMPENSATION        DEFICIT          LOSS         DEFICIT
                                     -------     ------     ---------  ------------     -------------  --------------  -------------
Balance June 30, 1997..........    3,365,426    $ 3,365   $  111,815                    $ (2,044,644)               -   $(1,929,464)
Sale of common stock for cash..    1,130,545      1,131      647,869                                                        649,000
Exercise of stock options......        6,384          6       13,744                                                         13,750
Common stock issued for
   services....................    1,745,455      1,746      382,254                                                        384,000
Common stock issued  in
   exchange for stockholder's
   payment of Company debt.....      600,000        600      399,400                                                        400,000
Common stock issued to acquire
   license.....................    2,900,000      2,900      635,100                                                        638,000
Adjustment resulting from
   reverse acquisition.........      450,000        450         (310)                                                           140
Common stock issued in
   business acquisition........      400,000        400      399,600                                                        400,000
Conversion of debt to capital
   contribution................                              100,000                                                        100,000
Conversion of debt to common
   stock.......................      184,000        184      185,349                                                        185,533
Stock issued for deferred
   compensation................      100,000        100       99,900     (114,080)                                          (14,080)
Amortization of deferred
   compensation................                                             1,760                                             1,760
Net loss.......................                                                           (8,520,822)                    (8,520,822)
                                 -----------  ---------   ----------   ----------       ------------         ---------   -----------
Balance June 30, 1998..........   10,881,810     10,882    2,974,721     (112,320)       (10,565,466)               0    (7,692,183)
Sale of common stock for cash..    1,564,134    $ 1,565   $4,199,413                                                      4,200,978
Common stock issued for
   services....................      366,500        366    1,261,834                                                      1,262,200
Exercise of warrants...........      132,100        132      264,068                                                        264,200
Cashless exercise of warrants..        2,570          2          (2)                                                              -
Warrants issued for services...                            2,340,720                                                      2,340,720
Stock compensation paid by
   stockholders................                              400,000                                                        400,000
Stock option compensation......                              233,211     (233,211)                                               --
Forfeited stock................      (48,000)       (48)     (10,512)      10,560                                                --
Options issued for legal
   services....................                              479,708                                                        479,708
Warrants issued for debt issue
   costs.......................                              775,585                                                        775,585
Common stock issued for debt
   issue costs.................       30,000         30      127,470                                                        127,500
Common stock issued to acquire
technology.....................       35,000         35      174,965                                                        175,000
Conversion of debt to capital
contribution...................                              200,000                                                        200,000
Conversion of debt to common
stock..........................      320,000        320      950,680                                                        951,000


                        NETGATEWAY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (CONTINUED)

                                                                                                       ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                                    OTHER          TOTAL
                                        ------------         PAID-IN     DEFERRED        ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES      AMOUNT      CAPITAL   COMPENSATION        DEFICIT          LOSS        DEFICIT
                                     -------     ------     ---------  ------------     -------------  -------------- -------------

Amortization of deferred
   compensation................                 $        $            $   282,052 $                                         282,052
Exercise of stock options......        7,470          7        8,093                                                          8,100
Sale of common stock for cash..      108,017        108      449,892                                                        450,000
Sale of common stock for cash..      159,608        160      999,840                                                      1,000,000
Warrants issued for debt issue
   costs.......................                               79,400                                                         79,400
Net loss.......................                                                          (15,140,478)                   (15,140,478)
Foreign currency translation
   adjustment..................                                                                                (3,598)       (3,598)
                                                                                                                      -------------
Comprehensive loss.............                                                                                         (15,144,076)
Elimination of duplicate
   period of pooled companies..                                                            1,733,441                      1,733,441
                                 -----------  ---------   ----------   ----------       ------------        ---------   -----------
Balance June 30, 1999..........   13,559,209     13,559   15,909,086      (52,919)       (23,972,503)          (3,598)   (8,106,375)
Common stock issued for
   prepaid advertising.........       50,000         50      299,950                                                        300,000
Common stock issued for
   services....................      538,598        539    3,659,959                                                      3,660,498
Warrants issued to settle an
   obligation..................                               53,534                                                         53,534
Sale of common stock for cash..    4,155,350      4,155   25,309,708                                                     25,313,863
Warrants issued for debt issue
   costs.......................                              145,876                                                        145,876
Conversion of debt to common
   stock.......................       80,000         80      199,920                                                        200,000
Options issued for services....                              172,853                                                        172,853
Stock option compensation......                            1,069,900   (1,069,900)                                                -
Amortization of deferred
   compensation................                                           615,825                                           615,825
Exercise of warrants...........       25,870         26       27,845                                                         27,871
Cashless exercise of options
   and warrants................    1,188,773      1,188       (1,188)                                                             -
Common stock issued for
   cancellation of options.....    1,200,000      1,200    8,398,800                                                      8,400,000
Exercise of stock options......      345,724        346    1,174,473                                                      1,174,819
Common stock issued upon
   conversion of subsidiary
   common stock................      239,576        240      898,169                                                        898,404
Sale of common stock for cash..      145,926        146      299,854                                                        300,000

Stock option compensation......                 $        $   255,000  $  (218,000)      $            $                       37,000
Common stock issued in
   business acquisition........      119,706        120      138,505                                                        138,625
Net loss.......................                                                          (44,108,429)                   (44,108,429)
Foreign currency adjustment....                                                                                   (669)        (669)
                                                                                                                         -----------
Comprehensive loss.............                                                                                         (44,109,098)
                                 -----------  ---------   ----------   ----------       ------------        ---------    -----------
Balance June 30, 2000             21,648,732    $21,649  $58,012,244  $  (724,994)      $(68,080,932)         $(4,267) $(10,776,300)



          See accompanying notes to consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                     JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 1998
                                                                     -------------   -------------   -------------
Cash flows from operating activities:
   Net loss ......................................................   $(44,108,429)   $(15,140,478)   $ (8,520,822)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization ..............................      1,217,074         494,963         193,557
      Bad debt expense ...........................................      1,159,022           3,000          43,832
      Amortization and write-off of license fees .................             --              --       3,822,000
      Loss on sale of equity securities ..........................             --          54,729              --
      Amortization of deferred compensation ......................        652,825         282,052              --
      Gain on extinguishments of debt ............................             --      (1,653,232)             --
      Stock compensation paid by stockholders ....................             --         400,000              --
      Interest expense on debt converted to equity ...............             --         236,488          19,277
      Interest expense on warrants issued as debt issue costs ....             --         535,535              --
      Write-off of note receivable ...............................             --         800,000              --
      Common stock issued for services ...........................      3,660,498       1,262,200         371,680
      Stock issued in exchange for cancellation of options .......      8,400,000              --              --
      Amortization of debt issue costs ...........................        585,592         144,000              --
      Amortization of debt discount ..............................      4,022,550              --              --
      Options and warrants issued for services ...................        263,387       2,820,428              --
      Changes in assets and liabilities:
        Accounts receivable and unbilled receivables .............     (3,321,699)         14,699         (94,488)
        Prepaid offering costs ...................................             --        (325,887)             --
        Inventories ..............................................        (54,239)        (44,133)             --
        Other assets .............................................     (1,072,983)       (260,568)        (66,741)
        Deferred revenue .........................................      8,496,419       1,617,563       3,729,290
        Accounts payable and accrued expenses ....................      3,460,210       1,787,550         109,620
                                                                     ------------    ------------    ------------
           Net cash used in operating activities .................    (16,639,773)     (6,971,091)       (392,795)
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
      Cash received in acquisition ...............................             --           4,781           3,321
      Purchase of equity securities ..............................             --        (100,733)             --
      Proceeds from sale of equity securities ....................             --          46,004              --
      Loan for note receivable ...................................             --        (830,000)        (75,000)
      Repayment of notes receivable ..............................         30,000          50,000              --
      Purchase of property and equipment .........................     (2,946,055)       (652,302)       (164,534)
                                                                     ------------    ------------    ------------
           Net cash used in investing activities .................     (2,916,055)     (1,482,250)       (236,213)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
      Proceeds from issuance of common stock .....................     25,313,863       5,782,760         649,000
      Proceeds from exercise of options and warrants .............      1,202,690         272,300          13,750
      Repayments of note payable .................................     (6,433,500)             --              --
      Proceeds from issuance of notes payable ....................      1,114,950         100,000         232,429
      Proceeds from issuance of notes payable and
         convertible debt ........................................             --       2,506,000              --
      Cash paid for debt issue costs .............................        (64,771)       (181,018)             --
      Bank borrowing .............................................         64,883         (77,557)             --
      Repayment of notes payable to related party ................         (1,799)       (990,630)       (100,000)
                                                                     ------------    ------------    ------------
           Net cash provided by financing activities .............     21,196,316       7,411,855         795,179
                                                                     ------------    ------------    ------------
           Net increase in cash ..................................      1,640,488      (1,041,486)        166,171
Cash at beginning of the year ....................................        967,672         279,315         113,144
Effect of elimination of duplicate period of pooled companies ....             --       1,733,441              --
Effect of exchange rate changes on cash balances .................           (669)         (3,598)             --
                                                                     ------------    ------------    ------------
Cash at end of year: .............................................   $  2,607,491    $    967,672         279,315
                                                                     ------------    ------------    ------------

     See accompanying notes to consolidated financial statements.

                        NETGATEWAY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                     JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 1998
                                                                     -------------   -------------   -------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest ...................................................        883,139        993,097          4,142

Supplemental disclosures of non-cash transactions:
      Issuance of common stock for business acquisition ..........        138,625             --        400,000
      Issuance of convertible stock in business acquisition ......             --      1,392,858             --
      Capital contributed upon extinguishment of debt ............             --        200,000        100,000
      Conversion of debt to common stock .........................        200,000      1,401,000        185,533
      Common stock issued in exchange for stockholders'
        payment of Company debt ..................................             --             --        400,000
      Common stock issued for internal-use software ..............             --        175,000             --
      Warrants issued for debt issue costs .......................        145,876        775,585             --
      Stock issued for debt issue costs ..........................             --        127,500             --
      Common stock issued to acquire license .....................             --             --        638,000
      Common stock issued for prepaid advertising ................        300,000             --             --

                        NETGATEWAY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) DESCRIPTION OF BUSINESS; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Netgateway, Inc. and subsidiaries ("Netgateway" or the "Company"), was formed on March 4, 1998 as a Nevada corporation. Netgateway provides eCommerce services designed to enable clients to extend their business to the Internet quickly and effectively, with minimal investment. Netgateway develops, hosts, licenses, and supports a wide range of built-to-order business-to-business, business-to-consumer and business-to-employee applications, including enterprise portals, e-retail, e-procurement and e-marketplace solutions.


     In June 2000, the Company acquired Galaxy Enterprises, Inc. ("Galaxy Enterprises") for a total consideration of 3,929,988 shares. Among other things, Galaxy Enterprises, through its subsidiary Galaxy Mall, Inc., engages in the business of selling electronic home pages, or "storefronts" on its Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Enterprises also conducts Internet training seminars throughout the United States for its customers and for others interested in extending their businesses to the Internet.

     The following is a summary of our significant accounting principles:

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Netgateway and its wholly owned subsidiaries. As more fully described in Note 2, the Company's acquisition of Galaxy Enterprises on June 26, 2000 was accounted for under the pooling-of-interest method and accordingly all periods prior to the acquisition have been restated to include the accounts and results of operations of Galaxy Enterprises for all periods presented. All Galaxy Enterprises common stock and common stock option information has been adjusted to reflect the exchange ratio. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of manufactured multi-media products.

     (c)  Property and Equipment

          Property and equipment are stated at cost. Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives ranging from 3 to 5 years. The cost of leasehold improvements is being depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases. Depreciable lives by asset group are as follows:

          Computer and office equipment ...............   3 to 5 years
          Furniture and fixtures ......................   4 years
          Computer software ...........................   3 years
          Leasehold improvements ......................   4 years (term of lease)

          Normal maintenance and repair items are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

     (d)  Intangible Assets

          Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

          Acquired technology ...................................   5 to 7 years
          Goodwill ..............................................   10 years

     (e)  Research and Development Expenditures

          Research and development costs are expensed as incurred.

     (f)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
          Of

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (g)  Financial Instruments

          The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities and current portion of notes payable at June 30, 2000 and 1999 approximated fair value due to the short maturity of those instruments. All financial instruments are held for purposes other than trading.

     (h)  Income Taxes

          Income taxes are accounted for under the asset and liability method. The asset and liability method recognizes deferred income taxes for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

          Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

     (i)  Accounting for Stock Options

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based

          Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

     (j)  Revenue Recognition

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

          Revenue from Internet training workshops (which entitle the customer to attend the workshop, activate Web sites and receive customer Web site hosting) is deferred and recognized over a twenty-four month period which represents the twelve months in which a customer can activate a web site plus twelve months of free hosting upon activation. Revenue from web site hosting rights that expire is recognized at the point of expiration.

          Revenue from manufactured multimedia products is recognized when products are shipped.

          Fees received from the sale of third-party merchant credit card processing services are recognized as services provided and reported on a net basis.

          Revenues from banner advertising and mentor services are recognized when delivered.

     (k)  Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has components of other comprehensive income (loss), which are classified in the statement of stockholders' deficit.

     (l)  Business Segments and Related Information

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments. The Company has only two principal business segments, as presented in Note 17. Substantially all the Company's business operations are in the United States.

     (m)  Investment Securities

          The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS no. 115). SFAS No. 115 requires investments to be classified based on management's intent in one of the three categories: held-to-maturity securities, available-for-sale securities and trading securities.

          Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity and other comprehensive income (loss). Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company's investment securities have been classified as available-for-sale.

     (n)  Foreign Currency Translation

          The financial statements of the Company's Canadian subsidiary, StoresOnline.com, Ltd., have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with SFAS No. 52, "Foreign Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at actual exchange rates on the date of the transaction. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of stockholders' equity and other comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) during the twelve months ended June 30, 2000, 1999 and 1998.

     (o)  Loss Per Share

          Basic earnings (loss) per share is computed by dividing net income
          (loss) available to common stockholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to Accounting Principles Board (APB) Opinion No. 15. There were 4,512,647 options and 1,224,904 warrants to purchase shares of common stock and 131,853 shares of convertible subsidiary common stock that were outstanding as of June 30, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive. There were 4,089,766 options and 1,941,629 warrants to purchase shares of common stock and 371,429 shares of convertible subsidiary common stock that were outstanding as of June 30, 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive. There were 756,711 options and 73,000 warrants to purchase shares of common stock that were outstanding as of June 30, 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

     (p)  Costs of Start-Up Activities

          Pursuant to AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all the costs of start-up activities as incurred.

     (q)  Use of Estimates

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

     (r)  Reclassifications

          Certain amounts have been reclassified to conform with current year presentation.

(2)  BUSINESS COMBINATION

On June 26, 2000, Netgateway, Inc. issued 3,929,988 shares of its common stock in exchange for all of the outstanding common stock of Galaxy Enterprises. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Galaxy Enterprises.

Prior to the combination, Galaxy Enterprises' fiscal year ended December 31. In recording the pooling-of-interests combination, Galaxy Enterprises' financial statements for the twelve months ended June 30, 1999, were combined with Netgateway's financial statements for the same period and Galaxy Enterprises' financial statements for the year ended December 31, 1998 were combined with Netgateway's financial statements for the year ended June 30, 1998. An adjustment has been made to stockholders' equity to eliminate the effect of including Galaxy Enterprises' results of operations for the six months ended December 31, 1998, in both the years ended June 30, 1999 and June 30, 1998. The adjustment results in the Company eliminating the related net income of $1,733,441 in fiscal year 1999, which includes $3.7 million in revenue.

The results of operations as previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                                 Years Ended June 30,
                                  Nine months ended              --------------------
                                   March 31, 2000             1999                   1998
                                 ------------------           ----                   ----
Net revenues:
   Netgateway                    $        2,535,863   $          157,282    $            2,800
   Galaxy Enterprises                    17,840,271           10,411,403             7,265,625
                                 ------------------   ------------------    ------------------
   Combined                      $       20,376,134   $       10,568,685    $        7,268,425

Extraordinary item:
   Netgateway                    $               --   $       (1,653,232)   $               --
   Galaxy Enterprises                            --                   --                    --
                                 ------------------   ------------------    ------------------
   Combined                      $               --   $       (1,653,232)   $               --

Net loss:
   Netgateway                    $       28,178,092   $       10,775,703    $        4,571,936
   Galaxy Enterprises                     7,232,861            4,364,775             3,948,886
                                 ------------------   ------------------    ------------------
   Combined                      $       35,410,953   $       15,140,478    $        8,520,822

Prior to completion of the combination between Netgateway and Galaxy Enterprises on January 7, 2000, the company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan was secured by a pledge of Galaxy Enterprises common stock from John
J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises prior to the merger. The notes bore interest at 9.5% and were due and payable on the earlier of June 1, 2000 or the consummation date of the merger. The maturity date of the notes was later extended to the earlier of September 1, 2000 or the consummation date of the merger.

After completion of the merger, the Company forgave these loans to its subsidiary, Galaxy Enterprises and released the pledges securing those loans.

Prior to the consummation of the merger, the Company entered into certain transactions in the normal course of business with Galaxy Enterprises. For the twelve months ended June 30, 2000, Netgateway generated revenue of $470,000 from Galaxy Enterprises. For the twelve months ended June 30, 2000, Galaxy Enterprises generated revenue of $350,000 from Netgateway. The revenue and expenses associated with these intercompany transactions have been eliminated in the consolidation of these entities.

(3)  LIQUIDITY

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date of this report, the Company has generated significant losses. The Company has relied upon private placements of its stock and issuances of debt to generate funds to meet its operating needs and plans to continue pursuing financing in this manner during the next year. However, there are no assurances that such financing will be available when and as needed to satisfy current obligations. As such, substantial doubt exists as to whether the Company will continue as a going concern.

(4)  ACQUISITIONS

On June 2, 1998, Video Calling Card, Inc. ("VCC"), a Nevada public shell corporation, acquired 100 percent of the outstanding common stock of Netgateway in exchange for 5,900,000 shares of common stock of VCC. Immediately prior to the acquisition, VCC had 450,000 shares of common stock outstanding and Netgateway had 590,000 shares of common stock outstanding. Since the stockholders of Netgateway received the majority voting interests in the combined company, Netgateway is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting whereby equity of Netgateway was adjusted for the fair value of the acquired tangible net assets of VCC. The historical financial statements of Netgateway since March 4, 1998 (inception) have been adjusted retroactively to reflect the equivalent number of shares received in the business combination prior to the reverse acquisition. The 450,000 shares of common stock issued in the reverse acquisition have been included in the weighted-average common shares outstanding since the date of acquisition, June 2, 1998.

Also on June 2, 1998, the Company acquired certain assets and liabilities of Infobahn Technologies, LLC (d/b/a Digital Genesis), a California limited liability company, in exchange for 400,000 shares of common stock of the Company valued at $400,000. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired, including acquired technology of $120,000, with the excess consideration of $235,193 recorded as goodwill. The operations of Digital Genesis are included in the consolidated statements of operations of the Company since the date of acquisition, June 2, 1998.

In January 1999, the Company acquired 100% of the outstanding stock of Spartan Multimedia, Inc., a Canadian corporation, in exchange for 185,715 shares of common stock of StoresOnline.com, Ltd., a wholly-owned Canadian subsidiary valued at $557,145. The shares are convertible on a one-to-one basis into common stock of the Company. The issuance of an additional 185,715 shares was contingent upon the attainment of certain performance standards in future periods. In April 1999, the Board of Directors approved the issuance of the contingent shares and waived the performance standards. Accordingly, the consideration increased to $1,392,858. The acquisition of Spartan Multimedia, Inc. was recorded using the purchase method of accounting. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired. The operations of Spartan Multimedia, Inc. are included in the consolidated statement of operations of the Company from January 15, 1999 through June 30, 1999.

The StoresOnline.com Ltd. shares held by third parties has been recognized as a minority interest until such time the shares are converted to the Company's common stock. As of June 30, 2000, 239,345 shares had been converted and recorded in stockholders deficit.

Effective May 31, 1999, Galaxy Enterprises acquired substantially all the net assets of Impact Media, LLC ("Impact") using the purchase method of accounting by assuming the liabilities of Impact. The purchase of Impact resulted in the recording of goodwill in the amount of $117,655, which was the extent to which liabilities assumed exceeded the fair values of the assets acquired. The terms of the Impact Media acquisition provide for additional consideration of up to 250,000 shares of common stock to be paid if certain agreed-upon targets are met during the years ended May 31, 2000 and May 31, 2001. As of June 30,

2000, one of the targets had been met and 119,706 shares of Netgateway, Inc. common stock was transferred to the former owners of Impact Media. The value of the shares issued was recorded as $138,625 in goodwill and $138,625 as an additional investment in Galaxy Enterprises subsidiary, IMI, Inc. If in the future any of the targets are met and the additional consideration becomes issuable, it will be recorded as additional goodwill.

Following are the summarized unaudited proforma combined results of operations for the years ended June 30, 1999 and 1998, assuming the acquisitions had taken place at the beginning of each of those years.

                                             1999              1998
                                      ----------------  ---------------
          Revenue .................   $   11,295,026    $   10,485,371
          Net loss ................      (24,991,214)       (8,414,670)
          Loss per share ..........            (1.99)            (0.96)


(5)  CHANGE IN METHOD OF ACCOUNTING FOR REVENUE

Effective October 1, 1999, the Company changed its method of accounting for revenue from the completed contract method to the percentage-of-completion method. The Company believes the percentage-of-completion method more accurately reflects the current earnings process under the Company's contracts. The percentage-of-completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating the Company's consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

The impact of the accounting change was a decrease in net loss and loss per share as follows:

                                                  Net Loss     Loss per Share
                                                ------------   --------------
Three months ended September 30, 1999 .......   $      8,294        $0.0
Twelve months ended June 30, 1999 ...........   $     13,858        $0.0

(6)  PROPERTY AND EQUIPMENT

Property and equipment balances at June 30, 2000 and 1999 are summarized as follows:

                                                 2000             1999
                                             ------------    ------------
Computers and office equipment ...........   $  2,670,627    $    624,701
Furniture and fixtures ...................        104,854           8,833
Leasehold improvements ...................         96,170          15,471
Software .................................      1,140,081         251,796
Less accumulated depreciation ............       (985,245)       (189,434)
                                             ------------    ------------
                                             $  3,026,487    $    711,367
                                             ============    ============

Amounts included in property and equipment for assets capitalized under capital lease obligations at June 30, 2000 and 1999 are $172,472 and $18,346, respectively. Accumulated depreciation for the items under capitalized leases was $40,594 and $2,072 at June 30, 2000 and 1999, respectively.

(7)  INTANGIBLE ASSETS

Intangible asset balances at June 30, 2000 and 1999 are summarized as follows:

                                               2000             1999
                                           ------------    ------------
Acquired technology ....................   $  1,510,548    $  1,510,548
Goodwill ...............................      1,358,476       1,219,851
                                           ------------    ------------
                                              2,869,024       2,730,399
Less accumulated amortization ..........       (702,000)       (317,454)
                                           ------------    ------------
                                           $  2,167,024    $  2,412,945
                                           ============    ============

(8)  NOTES RECEIVABLE AND NOTES RECEIVABLE FROM OFFICER

In July 1998 and August 1998, the Company advanced $800,000 to an entity with which the Company was in merger discussions. Certain Company officers and directors were minor stockholders of the potential merger entity. The merger was not consummated and the advance was deemed uncollectible in December 1998 and written-off. During June 1999, the Company issued its chief executive officer, Keith Freadhoff, a non-interest bearing $30,000 note receivable. The note was repaid in July 1999.


(9)  LICENSE AGREEMENTS

In March 1998, the Company entered into a sublicense agreement related to proprietary courseware with Training Resources International (TRI), which is wholly-owned by Michael Khaled, a stockholder of the Company, in exchange for the assumption of TRI's obligation of $1,600,000 to the original licensor, ProSoft I-Net Solutions, Inc. (ProSoft). Michael Khaled personally guaranteed the repayment of the Company's obligation under the sublicense agreement with TRI to ProSoft. TRI entered into the original license agreement with ProSoft in January 1998.

In April 1998, the Company entered into a sublicense agreement related to proprietary courseware with S.T.E.P.S., Inc. (Steps), whose primary stockholder is Scott Beebe, a stockholder and director of the Company, in exchange for (1) the assumption of Steps' remaining obligation of $1,500,000 to the original licensor, ProSoft, (2) the assumption of Step's obligation of $200,000 to Vision Holdings Inc. (Vision), an unrelated entity, which had advanced funds to Steps, and (3) the issuance of 1,000,000 shares of common stock valued at $220,000 to Steps. Scott Beebe personally guaranteed the repayment of the Company's obligation under the sublicense agreement with Steps to ProSoft. Additionally, the Company acquired supplies, books and other materials related to the licensed technology from Vision in exchange for $84,000. The Company had previously entered into a separate loan agreement for $100,000 with Vision. The Company's chief executive officer, Keith Freadhoff, was the chief executive officer at ProSoft when the original license agreement with Steps was entered into. Don Danks is a stockholder of the Company and was an officer of ProSoft at the time the original license agreements were entered into.

In April 1998, the Company converted the $300,000 obligation to Vision into 1,900,000 shares of common stock, valued at $418,000. As a result, license fees of $418,000 were recorded for the incremental increase of the stock exchanged for the note payable cancellation.

In June 1998, the Company changed its business plan and began focusing on developing technology to enable businesses and other organizations to conduct commerce over the Internet. Therefore, the Company determined that the license fees would not ultimately be recoverable. Accordingly, the costs of acquiring the sub-license agreements and related supplies are included as license fees expense in the accompanying consolidated statements of operations for the year ended June 30, 1998.

(10) NOTES PAYABLE AND CONVERTIBLE DEBENTURES

During the year ended June 30, 1998, an officer and stockholder loaned the Company $132,429 of which $100,000 was converted into a capital contribution in June 1998. During the year ended June 30, 1999, the Company repaid $30,630 of the note payable.

The non-interest bearing note payable to ProSoft I-Net Solutions, Inc. under license agreements due December 31, 1999, is net of imputed interest of $112,378 at June 30, 1998.

In August 1998, the notes payable agreements to ProSoft I-Net Solutions, Inc. (ProSoft) aggregating $2,387,622 were amended whereby the scheduled principal payments of $2,100,000 and $400,000 due in fiscal years 1999 and 2000, were changed to $1,800,000 and $700,000, respectively. During the year ended June 30, 1999, the Company repaid $700,000 of the notes payable to ProSoft. In December 1998, ProSoft released the Company of its remaining obligation under the notes payable agreements. As of December 1998, the Company recognized $35,488 of imputed interest as interest expense. The remaining imputed interest balance was expensed upon extinguishment of the debt in December 1998. Additionally, Michael Khaled and Scott Beebe, who personally guaranteed repayment of the Company's obligations to ProSoft, paid ProSoft $200,000 in the aggregate to terminate their individual personal guarantees of the notes payable which was recorded as a capital contribution upon extinguishments of debt. Accordingly, the Company recognized $1,653,232 as gain on extinguishments of debt during the year ended June 30, 1999.

During December 1998 and January 1999, the Company issued $1,000,000 of convertible debentures bearing interest at the 90-day Treasury Bill rate plus 4 percent and issued 274,350 detachable stock purchase warrants valued at $405,395. The debentures are convertible into the Company's common stock at $2.50 per share at the Company's option. The Company recorded interest expense of $151,000 related to the beneficial conversion feature. The debentures were due in December 1999. As of June 30, 2000, all of the convertible debentures had been converted into shares of common stock. The convertible debentures were secured by the Company's accounts receivable and intellectual property.

In March 1999, Keith Freadhoff, the chief executive officer of the Company, loaned the Company $100,000 which was due within 10 days of the close of bridge financing. In March 1999, the Company issued $160,000 of non-interest bearing notes payable to third parties, which were due within 10 days of the close of bridge financing. The notes were repaid in June 1999.

In May and June 1999, the Company obtained bridge financing whereby 12% senior notes payable and 288,000 shares of common stock were issued generating proceeds of $2,592,000, net of $288,000 of issuance costs. The senior notes payable are due the earlier of April 30, 2000 or upon the close of a public sale of the Company's common stock. The Company also granted 144,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10 per share as additional issuance costs. The warrants are exercisable for a period of four years commencing May 18, 2000. The fair value of the warrants on the dates of issuance was estimated to be $301,300 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 2 years. The net proceeds from the bridge financing were allocated to the senior notes payable and common stock based on their relative fair values, taking into consideration recent debt and equity transactions. Accordingly, $1,346,000 was recorded as notes payable, $1,488,952 as equity, net of $346,349 of stock issuance costs and $302,952 as debt issuance costs. Under the Securities Act, the rules and regulations under the Securities Act, and the interpretations of the Commission, we may be required to offer rescission to investors in our May through September 1999 private placement. If the Company is required to rescind the May through September private placement in its entirety, the Company would be required to refund all of the gross proceeds of the May through September private placement to investors. Even following the repayment of the notes, based on the Securities Act, the rule and regulations under the Securities Act, and the interpretations of the Commission, the investors in the May through September private placement may have the right to require the Company to repurchase the shares of common stock which they received in the May through September private placement if they can successfully argue that those shares were issued in lieu of a higher interest rate on those notes.

In June 1999, the Company issued a 12% senior note payable of $150,000 and 15,000 shares of common stock valued at $75,000 as settlement of a legal fee obligation. The note is due the earlier of April 30, 2000 or upon the close of a public sale of the Company's common stock. The Company also granted 3,750 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10 per share. The warrants are exercisable for a period of four years commencing May 18, 2000. The fair value of the warrants on the dates of issuance was estimated to be $7,098 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 2 years. As a result, $7,098 of additional legal expense was recorded in the accompanying consolidated financial statements.

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

In October and November 1999, $200,000 of convertible debentures were converted into 80,000 shares of common stock. Notes payable and notes payable to related parties at June 30, 2000 and 1999 consists of the following:

                                                                        2000                1999
                                                                     ----------          ----------
12% senior notes payable due the earlier of
  April 30, 2000 or upon the close of a public
  Sale of the Company's common stock.......................          $     -             $1,496,000
                                                                     ----------          ----------
Non-interest bearing note payable to an officer
   and stockholder, due within 10 days of the close of
   bridge financing........................................                -                  1,799

Note payable to a financial institution due
   June 2001, interest at 10.75% at June 30, 2000
   and 1999................................................               4,547              12,443

Note payable to a financial institution due
   September 14, 2000, interest at prime plus
   3% (11.50% at June 30, 2000 and 1999), secured by
   common stock pledged by a major stockholder.............              97,779              25,000
                                                                     ----------          ----------
                                                                        102,326           1,535,242
Less current portion.......................................             102,326           1,535,242
                                                                     ----------          ----------
Long term portion..........................................          $     -             $     -
                                                                     ==========          ==========

Interest paid during the years ended June 30, 2000 and June 30, 1999 was approximately $883,139 and $933,097, respectively. Interest expense for the year ended June 30, 2000 includes amortization of debt issuance costs of approximately $3,692,002.

The note payable of $102,326 matures in 2001. There are no other obligations thereafter.

(11) CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum payments as of June 30, 2000:

                  2001......................................................  $  91,204
                  2002......................................................     44,969
                  2003......................................................      2,884
                  Thereafter................................................          -
                                                                              ---------
                  Total minimum lease payments..............................    139,057
                  Amount representing interest..............................    (3,781)
                                                                              ---------
                  Present value of net minimum lease........................    135,276
                  Current portion of capital lease..........................     87,897
                                                                              ---------
                  Long-term portion of capital lease........................  $  47,379
                                                                              =========

(12) COMMITMENTS AND CONTINGENCIES

The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2004. Future aggregate minimum obligations under operating leases as of June 30, 2000, exclusive of taxes and insurance, are as follows:

                                                                      Operating
                                                                        Leases
                                                                      ---------
                  Year ending June 30,
                  2001............................................   $  754,332
                  2002............................................      485,987
                  2003............................................      308,919
                  2004............................................      289,695
                  Thereafter                                             26,510
                                                                     ----------
                  Total                                              $1,865,443
                                                                     ==========

Rental expense totaled approximately $720,954 and $241,071 for the years ended June 30, 2000 and 1999, respectively.

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

From time to time, prior to the acquisition of Galaxy Enterprises, Galaxy Enterprises received inquiries from attorneys general offices and other regulators about civil and criminal compliance matters with various state and federal regulations. These inquiries sometimes rose to the level of investigations and litigation. In the past, Galaxy Enterprises has received letters of inquiry from and/or has been made aware of investigations by the attorneys general of Hawaii, Illinois, Nebraska, North Carolina, Utah and Texas and from a regional office of the Federal Trade Commission. Galaxy Enterprises has responded to these inquiries and has generally been successful in addressing the concerns of these persons and entities, although there is generally no formal closing of the inquiry or investigation and certain of these, including Illinois and Utah, are believed to be ongoing. Hawaii has taken the position that Galaxy's marketing efforts, in their current form, must comply with its "Door-to-Door Sale Law."

On June 18, 1998, the Commonwealth of Kentucky filed an action against GalaxyMall, Inc. under the Kentucky business opportunity statute. On December 15, 1998, an order of dismissal was entered based on GalaxyMall agreeing to advise the Kentucky Attorney General's office of any complaints from GalaxyMall customers in Kentucky for a period of twelve months from the date of entry of the order of dismissal. There can be no assurance that these or other inquiries and investigations will not have a material adverse effect on Galaxy Enterprises' business or operations.

(13) INCOME TAXES

Income tax expense for the year ended June 30, 2000 and 1999 represents the California state minimum franchise tax and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Income tax expense attributable to loss from operations during the year ended June 30, 2000 and 1999, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss from operations as a result of the following:

                                                                     2000             1999            1998
                                                                 ------------     -----------     -----------
Computed "expected" tax benefit...............................   $(14,996,866)    $(5,709,861)    $(2,897,079)
Decrease (increase) in income taxes resulting from:
State and local income tax benefit, net of federal effect.....     (2,114,471)       (805,057)       (408,471)
Change in the valuation allowance for deferred tax assets.....     14,133,260       6,470,884       3,305,550
Other.........................................................        122,077          44,034           --
Non-deductible stock compensation.............................      2,856,000           --              --
                                                                 ------------     -----------     -----------
    Income tax expense........................................   $      --        $     --        $     --
                                                                 ============     ===========     ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are presented below:

                                                                  2000           1999
                                                             ------------    ------------
Deferred tax assets:
    Net operating loss carryforwards .....................   $ 13,848,761    $  4,811,830
    Stock option expense .................................      2,199,764       1,128,171
    Intangible assets, principally due to differences in
      amortization........................................         34,778          16,902
    Deferred compensation ................................        368,151         121,821
    Accounts receivable principally due to allowance for
      doubtful accounts ..................................        802,120         107,850
    Accrued expenses .....................................        542,632         186,508
    Other ................................................        112,926         114,899
    Deferred revenue .....................................      5,977,552       4,133,938
    Legal fees ...........................................        460,524            --
    Debt issuance costs ..................................        407,971            --
                                                             ------------    ------------
      Total gross deferred tax assets ....................     24,755,179      10,621,919
      Less valuation allowance ...........................    (24,737,878)    (10,604,618)
                                                             ------------    ------------
  Deferred tax liability:
    Property and equipment, principally due to differences
      in depreciation ....................................        (17,301)        (17,301)
                                                             ------------    ------------
      Net deferred tax assets ............................   $       --      $       --
                                                             ============    ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Such potential future benefits have been fully reserved, and accordingly, there are no net deferred tax assets.

As of June 30, 2000, the Company had approximately $34,707,304 and 24,137,952 of net operating loss carryforwards available for Federal and state income tax purposes, respectively, which expire between

2006 and 2020. The ultimate realization of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code as a result of a change of control.

(14) STOCK OPTION PLAN

In June 1998, the Board of Directors approved, for future grants, 500,000 options to acquire an equivalent number of shares of common stock at an exercise price of $1 per share to certain senior management.

In June 1998, the Board of Directors granted 100,000 options to acquire an equivalent number of shares of common stock at an exercise price of $6 per share as consideration for legal fees. The options vest ratably as services are provided and expire on April 30, 2005. During the year ended June 30, 1999, under the anti-dilution clause of the agreement, the number of options increased to 240,000 and the exercise price was decreased to $2.50 per share. As a result, compensation for the fair value of the options aggregating $479,708 was recorded. The fair value of the options on the date of repricing was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 1.5 years.

In June 1998, the Company granted a consultant 100,000 options to purchase an equivalent number of shares of common stock at an exercise price of $3.50 per share as compensation for services. The options vest upon the consultant achieving certain sales goals related to the sale of training courses under the ProSoft license agreement by June 1999. The options expire on June 1, 2003. The fair value of the options on the date of the grant was estimated to be $0.59 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5.50%; volatility of 100%; and an expected life of 5 years. Subsequent to June 30, 1998, these options were canceled.

In July 1998, the Board of Directors adopted the 1998 Stock Compensation Program ("Program") which consists of, among other things, a non-qualified stock option plan. An aggregate of 1,000,000 shares were reserved for issuance under the Program. During the year ended June 30, 1999, the Company granted 983,348 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $2.00 to $13.30 per share. The weighted-average fair value of options granted during the year ended June 30, 1999 under the Program was $3.44 per share. During the year ended June 30, 2000, the Company granted 126,416 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $3.50 to $6.00 per share. The weighted-average fair value of options granted during the year ended June 30, 2000 under the Program was $3.59 per share. As of June 30, 2000, 27,870 options were available for future grants under the Program.

In December 1998, the Board of Directors adopted the 1998 Stock Option Plan for Senior Executives. An aggregate of 5,000,000 shares were reserved for issuance under the Plan. During the year ended June 30, 1999, the Company granted 2,546,667 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $2.00 to $6.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 1999 was $2.69 per share. Subsequent to June 30, 1999, 2,246,667 of these options were cancelled. During the year ended June 30, 2000, the Company granted 550,714 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $3.50 to $9.25 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $6.73 per share. As of June 30, 2000, there were 4,149,286 options available for future grants under the Plan.

In July 1999, the Board of Directors adopted the 1998 Stock Option Plan for Non-Executives. An aggregate of 2,000,000 shares were reserved for issuance under the Plan; the reserve amount was later increased to 5,000,000 shares. During the year ended June 30, 2000, the Company granted 2,237,832 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $1.78 to $14.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $7.34 per share. Also during the year ended June 30, 2000, 279,779 of these options were canceled. As of June 30, 2000, there were 3,041,947 options available for future grants under the Plan.

Pursuant to the terms of the Company's merger with Galaxy Enterprises, each outstanding option to purchase shares of Galaxy Enterprises' common stock under Galaxy Enterprises' 1997 Employee Stock Option Plan was assumed by the Company, whether or not vested and exercisable. The Company assumed options exercisable for an aggregate of 1,063,470 shares of Netgateway common stock.

The following is a summary of stock option activity under the Company's stock option plans:

                                                               Weighted
                                                               average
                                        Number of Shares    exercise price
                                        ----------------    --------------
Balance at June 30, 1997 .............           --          $       --
            Granted ..................        792,623                2.13
            Exercised ................         (6,384)               2.16
            Canceled or expired ......        (29,528)               1.28
                                         ------------
Balance at June 30, 1998 .............        756,711        $       2.62
            Granted ..................      3,827,983                3.80
            Exercised ................         (6,895)               1.17
            Canceled .................       (488,033)               3.27
                                         ------------
Balance at June 30, 1999 .............      4,089,766        $       3.65
            Granted ..................      3,460,500                6.60
            Exercised ................       (345,724)               3.40
            Canceled .................     (2,691,895)               3.13
                                         ------------
Balance at June 30, 2000 .............      4,512,647        $       6.24
                                         ============

The following table summarizes information about shares under option at June 30, 2000:

                                           Weighted-average
                                              Remaining              Weighted
     Range of             Number            Contractual               Average             Number
  exercise prices       Outstanding             Life               Exercise price       Exercisable
--------------------  ---------------     -------------------    ------------------   ---------------
1.17 - 5.48               2,579,224              8.88                    2.87            1,117,823
5.49 - 7.50                 537,941              9.26                    6.83              272,219
7.51 - 9.25                 928,347              9.47                    8.72              192,720
9.26 - 13.30                467,135              9.32                   10.59              227,372
                      ---------------                                                 ----------------
                          4,512,647                                                      1,810,134
                      ===============                                                 ================

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. During the year ended June 30, 1999, the Company recognized $282,052 of compensation expense for options granted below fair market value. During the year ended June 30, 2000, the Company recognized $652,825 of compensation expense for options granted below fair market value.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the year ended June 30, 2000:

            Net Loss-as reported.............  $ (44,108,429)
            Net Loss-pro forma..............   $ (46,776,831)

(15) STOCKHOLDERS' EQUITY

During the year ended June 30, 1998, the Company sold 1,057,545 shares of common stock for $503,000 in cash. In June 1998, the Company sold 73,000 units in exchange for $146,000.

During the year ended June 30, 1998, the Company issued 1,645,455 shares of common stock valued at $362,000 to certain officers and employees in exchange for compensation. The shares vested immediately upon grant. In April 1998, the Company granted 100,000 shares of common stock under a consulting agreement in exchange for services valued at $22,000. Compensation expense of $7,920 was recognized for the value of the shares which vested immediately upon grant. Under the agreement, the Company may repurchase up to 64,000 shares of common stock issued to the consultant. The shares eligible for repurchase vest ratably over a 24-month period upon performance of services under the consulting agreement. Deferred compensation of $14,080 was recorded in the accompanying consolidated statement of changes in stockholders' deficit to reflect the unearned compensation. During the year ended June 30, 1998, 8,000 of the shares eligible for repurchase vested resulting in $1,760 of compensation. During the year ended June 30, 1999, 8,000 of the shares eligible for repurchase vested and the consulting agreement was subsequently canceled. As a result, $1,760 of additional compensation was recorded and the 48,000 remaining common shares were forfeited.

During the year ended June 30, 1998, Michael Khaled, Don Danks and Lynn Turnbow, stockholders of the Company, paid, on behalf of the Company, $400,000 of scheduled payments under the $3,000,000 notes payable to ProSoft in exchange for 600,000 shares of common stock valued at $400,000.

In March 1998, an officer and stockholder of the Company, Keith Freadhoff, loaned the Company $100,000. In June 1998, the note was contributed to capital.

In June 1998, $184,000 of notes payable to third parties was converted into 184,000 shares of common stock valued at $185,533, including $1,533 of accrued interest.

In June 1998, the Company issued 100,000 shares of common stock to an employee in exchange for services valued at $100,000. Half of the shares vested on July 1, 1998 with the remaining shares vesting ratably over a 12-month period. Accordingly, deferred compensation of $100,000 was recorded at June 30, 1998. During the year ended June 30, 1999, the 100,000 shares vested resulting in compensation of $100,000.

During the year ended June 30, 1999, the Company sold 1,564,134 units in exchange for $4,200,978. Each unit consisted of one share of common stock and one warrant to purchase an equivalent number of shares of common stock at an exercise price of $4.00. The warrants were exercisable at anytime prior to September 1, 1998. The estimated fair value of the warrants on the date of the grant was estimated to be $.02 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 5.16%; volatility of 100%; and an expected life of two months. The warrants were subsequently repriced at $2.00 per share and the exercise date was extended to October 1, 1998. The estimated fair value of the warrants on the date of repricing remained consistent with the fair value on date of grant. In October 1998, 132,100 warrants were exercised to purchase 132,100 shares of common stock generating proceeds of $264,200.

During the year ended June 30, 1999, the Company issued 366,500 shares of common stock valued at $1,262,200 as payment of consulting and legal services.

During the year ended June 30, 1999, the Company issued warrants as consideration for various consulting fees and debt issue costs associated with the convertible debentures. The warrants were exercisable within two years from the dates of issuance. The fair value of the warrants on the dates of issuance was estimated to be $3,169,839 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 2 years. Accordingly, compensation expense of $2,340,720 in 1999 and $53,534 in 2000, debt issuance costs of $240,050 and interest expense of $535,535 was recorded in the accompanying consolidated financial statements.

In November 1998, the Company entered into a settlement agreement with Michael Khaled, a stockholder of the Company, whereby four stockholders of the Company contributed 200,000 shares of common stock valued at $400,000 to Mr. Khaled. Additionally, the Company granted warrants to purchase 100,000 shares of common stock to the four stockholders who contributed their stock. The fair value of the warrants on the issuance date was estimated to be $420,000 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 5%; volatility of 100% and an expected life of 2 years. Accordingly, compensation expense of $820,000 was recognized in the accompanying consolidated financial statements.

During March 1999, the Company issued 30,000 shares of common stock valued at $127,500 as payment of debt issuance costs associated with the issuance of $160,000 of notes payable.

In May 1999, the Company issued 35,000 shares of common stock valued at $175,000 to acquire internal-use software from UnitNetImaging (Shopping Planet). The value of the technology was capitalized in the accompanying consolidated financial statements.

In January 1999, Galaxy Enterprises sold a $500,000 convertible promissory note bearing interest at 7% per annum to an institutional investor. During 1999, the note was converted into 108,017 shares of common stock for outstanding debt of $450,000. Along with the convertible promissory note, Galaxy Enterprises issued the institutional investor warrants to purchase 31,922 shares of common stock. The warrants are exercisable at $11.04 per share and expire January 11, 2002.

During February and March 1999, Galaxy Enterprises entered into an agreement with an institutional investor, whereby the investor invested $1 million in exchange for 159,608 shares of Netgateway common stock. The investor was also issued warrants to purchase up to 159,608 additional shares of Netgateway common stock at an exercise price of $4.45 per share. The warrants expire March 18, 2001.

In May 1999, the Company authorized the issuance of 5,000,000 shares of preferred stock, $.001 par value, and approved an increase in the authorized number of common shares to 40,000,000.

In July 1999, the Company entered into a Cable Reseller and Mall agreement with MediaOne of Colorado, Inc. (MediaOne) whereby the Company also issued to MediaOne 50,000 shares of common stock and warrants to purchase 200,000 shares of common stock. The exercise price of the warrants is dependent upon the market price of the Company's common stock on the date that the warrants are earned under certain performance criteria. As of June 30, 2000, the performance criteria had not been met.

During the year ended June 30, 2000, the Company issued 538,598 shares of common stock valued at $3,660,498 for services, of which 500,000 shares were issued to the chief executive officer of the Company.

In November and December 1999, the Company sold 4,155,350 shares of common stock in a public offering generating net proceeds of $25,313,863. The Company also granted 190,250 warrants as stock issuance costs.

In October 1999, the Company issued 1,188,773 shares of common stock upon the cashless exercise of warrants and 1,200,000 shares of common stock valued at $8,400,000 to three executives upon the cancellation of 1,980,000 options.

During the period December 1999 through June 2000, the Company issued 239,576 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. Subsidiary, pursuant to the terms of the original issuance of StoresOnline.com Ltd.'s common stock.

During the year ended June 30, 2000, Galaxy Enterprises, the Company sold 145,926 shares of common stock in exchange for cash of $300,000.

(16) RELATED ENTITY TRANSACTIONS

The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, which provides merchant accounts and leasing services to small businesses. ECI processes the financing of Company merchants' storefront leases and also wholesales software to the Company used for on-line, realtime processing of credit card transactions. John J. Poelman, President, Chief Executive Officer and a Director of the Company is the sole stockholder of ECI. Total fees paid to ECI during the years ended June 30, 2000 and 1999 totaled approximately $1,110,404 and $483,387, respectively. The Company also has a receivable from ECI for leases in process at June 30, 2000 of $152,060 and $47,190 as of June 30, 2000 and 1999, respectively.

(17) SEGMENT INFORMATION

The Company has two principal business segments (Internet services and multimedia products). The first is primarily engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. The second is primarily engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. Management evaluates segment performance based on the contributions to earnings of the respective segment. An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows:


                                                                           YEARS ENDED JUNE 30,
                                                                          ---------------------
                                                                         2000              1999
                                                                        ------            ------
Service revenue:
   Internet services.........................................         $ 22,149,649     $ 10,280,440
   Multimedia services.......................................            5,275,110          288,245
                                                                     -------------   --------------
Total consolidated revenue...................................         $ 27,424,759     $ 10,568,685
                                                                     =============   ==============
(Loss) income from operations:
   Internet services.........................................         $(38,182,541)    $(15,823,897)
   Multimedia services.......................................           (1,317,197)           3,013
                                                                     -------------   --------------
                                                                      $(39,499,738)    $(15,820,884)
                                                                     =============   ==============
Net (loss) income:
   Internet services.........................................         $(42,789,914)    $(15,143,491)
   Multimedia services.......................................           (1,318,515)           3,013
                                                                     -------------   --------------
                                                                      $(44,108,429)    $(15,140,478)
                                                                     =============   ==============
Depreciation and amortization:
   Internet services.........................................         $  1,133,091     $    494,874
   Multimedia services.......................................               25,931                -
                                                                     -------------   --------------
                                                                      $  1,159,022     $    494,874
                                                                     =============   ==============
Extraordinary gain on extinguishment of debt:
   Internet services.........................................         $          -       $1,653,232
                                                                                 -                -
                                                                     -------------   --------------
   Multimedia services.......................................         $          -       $1,653,232
                                                                     =============   ==============
Capital expenditures:
   Internet services.........................................         $  2,870,296       $  632,640
   Multimedia services.......................................               75,759           19,662
                                                                     -------------       ----------
                                                                      $  2,946,055       $  652,302
                                                                     =============   ==============
Assets:
   Internet services.........................................         $ 11,593,681       $5,093,797
   Multimedia services.......................................              715,719          259,224
                                                                     -------------   --------------
Total consolidated assets....................................          $12,309,400       $5,353,021
                                                                     =============   ==============



(18) SUBSEQUENT EVENTS (UNAUDITED)

In July 2000, Netgateway announced plans to consolidate its existing operations with those acquired through its merger with Galaxy Enterprises. Netgateway intends to move its headquarters from Long Beach, CA to the existing facility acquired by Galaxy Enterprises in Orem, UT. Restructuring charges are estimated to be approximately $275,000 which includes $175,000 for severance packages, relocation expenses of $84,000 and equipment moving costs of $15,000.

In July 2000, the Company entered into a securities purchase agreement with King William, LLC ("King William"). Under the terms of the agreement, the Company issued an 8% convertible debenture in the principal amount of $4.5 million. The purchase price of the debenture is payable to the Company in two tranches. The first tranche, in the amount of $2.5 million, net of closing costs of approximately $300,000, was paid at the closing in July 2000. The second tranche, in the amount of $2.0 million, may be drawn down by the Company three (3) business days after the registration statement registering the shares issuable upon conversion has been declared effective. The debenture is convertible into shares of the Company's common stock at the lower of $1.79 per share or a conversion rate of 80% of the market price at the time of conversion, subject to certain conditions and adjustments. This conversion feature represents a beneficial conversion feature. Accordingly, the value of the beneficial conversion feature will be recorded as capital and a reduction of debt and will be recorded as interest expense from the earliest date of conversion. The beneficial conversion feature on the first tranche is approximately $625,000. In addition, the Company issued to King William warrants to purchase 231,000 shares of common stock. The Company also issued to Roth Capital Partners, Inc. warrants to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC warrants to purchase 10,000 shares of common stock. The shares of common stock issuable upon conversion of the debenture and exercise of these warrants may be sold pursuant to the terms of the securities purchase agreement and applicable securities laws.

In August 2000, the Company entered into a private equity credit agreement with King William. Under the terms of the agreement, the Company has the right to issue and sell to King William up to $10 million of the Company's common stock at the market price at the time of sale, subject to certain conditions and adjustments. The number of shares issuable under the securities purchase agreement (convertible debt and warrants) and the private equity credit agreement are limited to approximately 4 million shares of common stock, subject to stockholder approval. Accordingly, prior to stockholder approval, the Company may be limited in the number of shares it may issue under the private equity credit agreement. King William may resell these shares of common stock pursuant to the terms of the securities purchase agreement and applicable securities laws. In addition, for each 10,000 shares of common stock that the Company issues and sells to King William, the Company will issue a warrant to King William to purchase 1,500 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the put date. The shares issuable upon exercise of these warrants may also be sold pursuant to the terms of the securities purchase agreement and applicable securities laws.

                                NETGATEWAY, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                                                                Balance at     Charged to                     Balance at
                                                                Beginning      Costs and      Deductions/       End of
                                                                of Period       Expenses      Write-offs        Period
                                                               -----------     ----------     ----------     -------------
Year ended June 30, 2000
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts and sales returns.......        36,925     1,159,022        235,346      960,601
Year ended June 30, 1999
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts and sales returns.......        43,832         3,000          9,907       36,925
Year ended June 30, 1998
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts and sales returns.......                      43,832             --       48,832




EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                  EXHIBIT INDEX

     EXHIBIT NO.    DESCRIPTION

          1.1       Form of Underwriting Agreement(1)

          2.1 Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.(6)
          3.1       Certificate of Incorporation, as amended(11)
          3.2       Amended and Restated Bylaws(11)
          3.3       Certificate of Ownership and Merger(4)
          3.4       Articles of Merger(4)
          4.1       Form of Representatives' Warrant(1)
          4.2       Form of Common Stock Certificate(4)
         10.1 Form of Employment Agreement dated as of January 1, 1999 between Netgateway, Inc. and Keith D. Freadhoff(1)
         10.2 Form of Employment Agreement dated as of January 1, 1999 between Netgateway, Inc. and Donald M. Corliss, Jr.(1)
         10.3 Form of Employment Agreement dated as of January 1, 1999 between Netgateway, Inc. and David Bassett-Parkins(1)
         10.4       Form of Employment Agreement dated as of January 1, 1999
                    between Netgateway, Inc. and Hanh Ngo(1)
        10.5+       Form of Employment Agreement dated as of April 5, 1999
                    between Netgateway, Inc. and Craig Gatarz(1)
         10.6       1998 Stock Compensation Program(1)
         10.7       1998 Stock Option Plan for Senior Executives(1)
         10.8 Office Lease dated as of June 26, 1998 between Netgateway, Inc. and Pacific Tower Associates(1)
         10.9 Form of Internet Data Center Services Agreement between Netgateway, Inc. and Exodus Communications, Inc.(1)
        10.10       Form of Secured Convertible Debenture due December 31,
                    1999(1)
        10.11 Agreement and Plan of Reorganization dated as of June 2, 1998 among Netgateway, Infobahn Technologies, LLC, Video Calling Card, Inc., the Netgateway Shareholders and the Video Majority Shareholder(1)
        10.12 Software Assignment and Grant Back Limited License Agreement dated as of November 16, 1999 between Netgateway and Shopping Planet(1)
        10.13 Stock Purchase Agreement dated as of November 1, 1998 among StoresOnline.com, Ltd., Netgateway, Inc. and the Selling Stockholders(1)
        10.14 Amendment to Stock Purchase Agreement among StoresOnline.com, Ltd., Netgateway, Inc. and the Selling Stockholders(1)
        10.15       Form of Financial Consulting Agreement(1)
        10.16 Letter Agreement dated June 3, 1998 between Netgateway and Nida & Maloney, including Terms of Retention and Legal Fee Services Option(2)
        10.17 Consulting Agreement dated July 1, 1999, between Netgateway and Glashow Associates LLC(2)
        10.18 Amended and Restated Subordinated Secured Promissory Note dated August 28, 1998 from Admor Memory Corp. and Netgateway, including the Security Agreement dated as of August 28, 1998 among Admor Memory Corp., Admor Memory, Ltd. and Netgateway(2)
        10.19 Electronic Commerce Services Agreement dated as of March 24, 1999 between Netgateway, Inc. and CB Richard Ellis(3)
        10.20 Reseller and Mall Agreement dated as of May 20, 1999 among Netgateway, Inc., StoresOnline.com, Inc. and WirelessOne, Inc.(3)
     10.21[R] Reseller and Mall Agreement dated as of May 20, 1999 among Netgateway, Inc., StoresOnline.com, Inc. and WirelessOne, Inc.(4)
        10.22 Cable Reseller and Mall Agreement dated as of July 26, 1999 among StoresOnline.com, Inc., Netgateway, Inc. and MediaOne of Colorado, Inc.(3)
     10.23[R] Cable Reseller and Mall Agreement dated as of July 26, 1999 among StoresOnline.com, Inc., Netgateway, Inc. and MediaOne of Colorado, Inc.(4)
        10.24 Stock Purchase Agreement dated as of July 16, 1999 between Netgateway, Inc. and MediaOne of Colorado, Inc.(3)

     EXHIBIT NO.    DESCRIPTION

     10.25[R] Stock Purchase Agreement dated as of July 16, 1999 between Netgateway, Inc. and MediaOne of Colorado, Inc.(4)
        10.26 Distributor Mall/Storefront Agreement dated as of August 25, 1999 between Netgateway, Inc. and BuySellBid.com, Inc.(3)
     10.27[R] Distributor Mall/Storefront Agreement dated as of August 25, 1999 between Netgateway, Inc. and BuySellBid.com, Inc.(4)
        10.28 Joint Marketing and Promotion Agreement dated August 25, 1999 between Netgateway, Inc. and BuySellBid.com, Inc.(3)
     10.29[R] Joint Marketing and Promotion Agreement dated August 25, 1999 between Netgateway, Inc. and BuySellBid.com, Inc.(4)
        10.30 Cable Reseller and Mall Agreement dated as of August 30, 1999 among Netgateway, Inc., StoresOnline and B2BStores.com, Inc.(3)
     10.31[R] Cable Reseller and Mall Agreement dated as of August 30, 1999 among Netgateway, Inc., StoresOnline and B2BStores.com, Inc.(4)
        10.32 Electronic Commerce Services Agreement dated as of July 28, 1999 between Netgateway, Inc. and B2BStores.com, Inc.(3)
     10.33[R] Electronic Commerce Services Agreement dated as of July 28, 1999 between Netgateway, Inc. and B2BStores.com, Inc.(4)
       10.34+ Form of Employment Agreement between Netgateway, Inc. and Roy W. Camblin III(3)
        10.35 Reseller and Mall Agreement dated as of July 27, 1999 among Frontiervision, Netgateway, Inc. and StoresOnline.com, Inc.(3)
     10.36[R] Reseller and Mall Agreement dated as of July 27, 1999 among Frontiervision, Netgateway, Inc. and StoresOnline.com, Inc.(4)
        10.37       1999 Stock Option Plan for Non-Executives.(3)
        10.38 Master Trust-Oceangate Trust dated as of December 10, 1998 among Keith Freadhoff as the Trustee and the Beneficiaries(3)
        10.39 Form of Individual Trust-Oceangate Trust between Keith D. Freadhoff as Trustor, and Keith Freadhoff as Trustee for the benefit of the Beneficiary(3)
        10.40 Internet Services Agreement dated as of October 25, 1999 between Netgateway, Inc. and Bergen Brunswig Drug Company(4)
        10.41 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman.(6)
        10.42 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and Sue Ann Cochran(6)
        10.43       Form of Affiliate Lock-Up Agreement(6)
        10.44       Form of Employment Agreement(6)
        10.45 Stock Option Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman(6)
     10.46[R] Electronic Commerce Services Agreement dated as of December 1, 1999 between Netgateway and Leading Technologies, Inc. d/b/a Mall of Minority America.com, Inc.(7)
     10.47[R] Cable Reseller and Mall Agreement, dated as of December 9, 1999 among Netgateway, StoresOnline.com, Inc. and Intermedia Partners Southeast(7)
        10.48 Pledge Agreement dated as of January 7, 2000 between John J. Poelman and Netgateway, Inc.(7)
        10.49       Promissory Note in the principal amount of $300,000, dated
                    January 7, 2000 issued to Netgateway, Inc. (7)
        10.50       Pledge Agreement dated as of February 4, 2000 between John
                    J. Poelman and Netgateway, Inc.(7)
        10.51       Promissory Note in the principal amount of $150,000, dated
                    February 4, 2000 issued to Netgateway, Inc.(7)
       10.52+       Employment Agreement dated as of December 15, 1999 between
                    Jill Padwa and Netgateway, Inc.(7)
        10.53 Letter of Intent, dated December 12, 1999 between Galaxy Enterprises, Inc., a Nevada corporation and Netgateway, Inc.(7)
       10.54+ Employment Agreement by and between John J. Poelman and Galaxy Enterprises, Inc. dated March 10, 2000(9)
       10.55+ Employment Agreement by and between Frank C. Heyman and Galaxy Enterprises, Inc. dated March 10, 2000(9)
       10.56+ Employment Agreement by and between David Wise and Galaxy Enterprises, Inc. dated March 10, 2000(9)
       10.57+ Employment Agreement by and between Brandon Lewis and Galaxy Enterprises, Inc. dated March 10, 2000(9)
       10.58+ Employment Agreement by and between Robert Green and IMI, Inc. dated March 10, 2000(9)
       10.59+ Employment Agreement by and between Benjamin Roberts and IMI, Inc. dated March 10, 2000(9)
        10.60 Affiliate Lock-up Agreement by and between Netgateway and Darral Clarke dated March 10, 2000(9)
        10.61 Affiliate Lock-up Agreement by and between Netgateway and Brandon B. Lewis dated March 10, 2000(9)
        10.62 Affiliate Lock-up Agreement by and between Netgateway and David Wise dated March 10, 2000(9)
        10.63 Affiliate Lock-up Agreement by and between Netgateway and Frank C. Heyman dated March 10, 2000(9)
        10.64 Affiliate Lock-up Agreement by and between Netgateway and John J. Poelman dated March 10, 2000(9)

   EXHIBIT NO.     DESCRIPTION

        10.65       Affiliate Lock-up Agreement by and between Netgateway and
                    Benjamin Roberts dated March 10, 2000(9)
        10.66       Affiliate Lock-up Agreement by and between Netgateway and
                    Robert Green dated March 10, 2000(9)
        10.67       Electronic Commerce Services Agreement dated March 1, 2000 between Netgateway, Inc. and Galaxy Enterprises, Inc.(9)
        10.68       Statement of Work for Galaxy Mall and Store Conversion dated
                    March 1, 2000 between Netgateway, Inc. and GalaxyMall(9)
     10.69[R]       Systems Integrator Agreement dated as of March 6, 2000
                    between Netgateway and Complete Business Solutions, Inc.(8)
     10.70[R]       Systems Integrator Agreement dated as of April 4, 2000
                    between Netgateway and Complete Business Solutions (India)
                    Ltd.(8)
     10.71[R]       Reseller and Mall Agreement dated as of April 18, 2000 among
                    CableRep, Inc., Netgateway and StoresOnline.com, Inc.(8)
        10.72       Securities Purchase Agreement dated July 31, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
        10.73       Form of 8% Convertible Debenture Due July 31, 2003(11)
        10.74       Registration Rights Agreement dated July 31, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
        10.75       Form of Common Stock Purchase Warrant(11)
        10.76       Private Equity Credit Agreement dated August 2, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
        10.77       Registration Rights Agreement dated August 2, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
       10.78+       Amendment to Employment Agreement dated July 25, 2000
                    between Netgateway and Roy W. Camblin III(11)
      10.79*+       Consulting Agreement dated July 24, 2000 between Netgateway and R. Scott Beebe
         18.1       Letter dated February 9, 2000 from KPMG LLP(7)
         21.1       Subsidiaries of Netgateway(11)
        23.1*       Consent of KPMG LLP

----------------

     (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on June 1, 1999.

     (2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on July 21, 1999.

     (3) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on October 14, 1999.

     (4) Incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on November 12, 1999.

     (5) Incorporated by reference from Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on November 18, 1999.

     (6) Incorporated by reference from Netgateway's Report on Form 8-K filed on March 21, 2000.

     (7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on February 15, 2000 for the quarter ended December 31, 1999.

     (8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000 for the period ended March 31, 2000.

     (9) Incorporated by reference from Registrant's Registration Statement Report on Form S-4 (File No. 333-36360) filed on May 5, 2000.

     (10) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-79751) filed on May 24, 2000.

     (11) Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-45356) filed on September 7, 2000.

     *    Filed herewith.

     + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.



     (b) Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form S-1 in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form S-1 which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form S-1, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]"

FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        ----

     Schedule II - Consolidated Valuation and Qualifying Accounts        78

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Beach, State of California, on September 21, 2000.

                                       NETGATEWAY, INC.

                                       By: /s/ ROY W. CAMBLIN III
                                           --------------------------
                                           Roy W. Camblin III
                                           Chief Executive Officer


                                POWER OF ATTORNEY

     We, the undersigned officers and directors of Netgateway, Inc., do hereby constitute and appoint Roy W. Camblin III, and Donald M. Corliss, Jr., and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

       Signature                                 Title                               Date
       ---------                                 -----                               ----
/s/ KEITH D. FREADHOFF           Chairman of the Board of Directors     September 21, 2000
-----------------------------
Keith D. Freadhoff

/s/ ROY W. CAMBLIN III           Chief Executive Officer                September 21, 2000
-----------------------------
Roy W. Camblin III

/s/ DONALD M. CORLISS, JR.       President and                          September 21, 2000
-----------------------------    Chief Operating Officer
Donald M. Corliss, Jr.

/s/ R. SCOTT BEEBE               Director                               September 21, 2000
-----------------------------
R. Scott Beebe

/s/ JOHN DILLON                  Director                               September 21, 2000
-----------------------------
John Dillon

/s/ JOSEPH ROEBUCK               Directors                              September 21, 2000
-----------------------------
Joseph Roebuck

/s/ FRANK C. HEYMAN              Acting Chief Financial Officer         September 21, 2000
-----------------------------    (principal accounting officer)
Frank C. Heyman

/s/ CRAIG S. GATARZ              General Counsel and Corporate
-----------------------------    Secretary                              September 21, 2000
Craig S. Gatarz

/s/ JILL GLASHOW PADWA           Executive Vice President - Sales and   September 21, 2000
-----------------------------    Marketing
Jill Glashow Padwa

/s/ SIMON SPENCER                Chief Information Officer              September 21, 2000
-----------------------------
Simon Spencer

                                  EXHIBIT INDEX


    EXHIBIT NO.     DESCRIPTION
    -----------     -----------
           1.1      Form of Underwriting Agreement(1)
           2.1      Agreement and Plan of Merger dated March 10, 2000 by and
                    among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy
                    Enterprises, Inc.(6)
           3.1      Certificate of Incorporation, as amended(11)
           3.2      Amended and Restated Bylaws(11)
           3.3      Certificate of Ownership and Merger(4)
           3.4      Articles of Merger(4)
           4.1      Form of Representatives' Warrant(1)
           4.2      Form of Common Stock Certificate(4)
          10.1      Form of Employment Agreement dated as of January 1, 1999
                    between Netgateway, Inc. and Keith D. Freadhoff(1)
          10.2      Form of Employment Agreement dated as of January 1, 1999
                    between Netgateway, Inc. and Donald M. Corliss, Jr.(1)
          10.3      Form of Employment Agreement dated as of January 1, 1999
                    between Netgateway, Inc. and David Bassett-Parkins(1)
          10.4      Form of Employment Agreement dated as of January 1, 1999
                    between Netgateway, Inc. and Hanh Ngo(1)
          10.5+     Form of Employment Agreement dated as of April 5, 1999
                    between Netgateway, Inc. and Craig Gatarz(1)
          10.6      1998 Stock Compensation Program(1)
          10.7      1998 Stock Option Plan for Senior Executives(1)
          10.8      Office Lease dated as of June 26, 1998 between Netgateway,
                    Inc. and Pacific Tower Associates(1)
          10.9      Form of Internet Data Center Services Agreement between
                    Netgateway, Inc. and Exodus Communications, Inc.(1)
          10.10     Form of Secured Convertible Debenture due December 31,
                    1999(1)
          10.11     Agreement and Plan of Reorganization dated as of June 2,
                    1998 among Netgateway, Infobahn Technologies, LLC, Video
                    Calling Card, Inc., the Netgateway Shareholders and the
                    Video Majority Shareholder(1)
          10.12     Software Assignment and Grant Back Limited License Agreement
                    dated as of November 16, 1999 between Netgateway and
                    Shopping Planet(1)
          10.13     Stock Purchase Agreement dated as of November 1, 1998 among
                    StoresOnline.com, Ltd., Netgateway, Inc. and the Selling
                    Stockholders(1)
          10.14     Amendment to Stock Purchase Agreement among
                    StoresOnline.com, Ltd., Netgateway, Inc. and the Selling
                    Stockholders(1)
          10.15     Form of Financial Consulting Agreement(1)
          10.16     Letter Agreement dated June 3, 1998 between Netgateway and
                    Nida & Maloney, including Terms of Retention and Legal Fee
                    Services Option(2)
          10.17     Consulting Agreement dated July 1, 1999, between Netgateway and Glashow Associates LLC(2)
          10.18     Amended and Restated Subordinated Secured Promissory Note
                    dated August 28, 1998 from Admor Memory Corp. and
                    Netgateway, including the Security Agreement dated as of
                    August 28, 1998 among Admor Memory Corp., Admor Memory, Ltd.
                    and Netgateway(2)
          10.19     Electronic Commerce Services Agreement dated as of March 24,
                    1999 between Netgateway, Inc. and CB Richard Ellis(3)
          10.20     Reseller and Mall Agreement dated as of May 20, 1999 among
                    Netgateway, Inc., StoresOnline.com, Inc. and WirelessOne,
                    Inc.(3)
       10.21[R]     Reseller and Mall Agreement dated as of May 20, 1999 among
                    Netgateway, Inc., StoresOnline.com, Inc. and WirelessOne,
                    Inc.(4)
          10.22     Cable Reseller and Mall Agreement dated as of July 26, 1999 among StoresOnline.com, Inc., Netgateway, Inc. and MediaOne of Colorado, Inc.(3)
       10.23[R]     Cable Reseller and Mall Agreement dated as of July 26, 1999 among StoresOnline.com, Inc., Netgateway, Inc. and MediaOne of Colorado, Inc.(4)
          10.24     Stock Purchase Agreement dated as of July 16, 1999 between
                    Netgateway, Inc. and MediaOne of Colorado, Inc.(3)
       10.25[R]     Stock Purchase Agreement dated as of July 16, 1999 between
                    Netgateway, Inc. and MediaOne of Colorado, Inc.(4)
          10.26     Distributor Mall/Storefront Agreement dated as of August 25,
                    1999 between Netgateway, Inc. and BuySellBid.com, Inc.(3)
       10.27[R]     Distributor Mall/Storefront Agreement dated as of August 25,
                    1999 between Netgateway, Inc. and BuySellBid.com, Inc.(4)
          10.28     Joint Marketing and Promotion Agreement dated August 25,
                    1999 between Netgateway, Inc. and BuySellBid.com, Inc.(3)
       10.29[R]     Joint Marketing and Promotion Agreement dated August 25,
                    1999 between Netgateway, Inc. and BuySellBid.com, Inc.(4)

    EXHIBIT NO.     DESCRIPTION
    -----------     -----------
          10.30     Cable Reseller and Mall Agreement dated as of August 30,
                    1999 among Netgateway, Inc., StoresOnline and B2BStores.com,
                    Inc.(3)
       10.31[R]     Cable Reseller and Mall Agreement dated as of August 30,
                    1999 among Netgateway, Inc., StoresOnline and B2BStores.com,
                    Inc.(4)
          10.32     Electronic Commerce Services Agreement dated as of July 28,
                    1999 between Netgateway, Inc. and B2BStores.com, Inc.(3)
       10.33[R]     Electronic Commerce Services Agreement dated as of July 28,
                    1999 between Netgateway, Inc. and B2BStores.com, Inc.(4)
         10.34+     Form of Employment Agreement between Netgateway, Inc. and
                    Roy W. Camblin III(3)
          10.35     Reseller and Mall Agreement dated as of July 27, 1999 among
                    Frontiervision, Netgateway, Inc. and StoresOnline.com,
                    Inc.(3)
       10.36[R]     Reseller and Mall Agreement dated as of July 27, 1999 among
                    Frontiervision, Netgateway, Inc. and StoresOnline.com,
                    Inc.(4)
          10.37     1999 Stock Option Plan for Non-Executives.(3)
          10.38     Master Trust-Oceangate Trust dated as of December 10, 1998 among Keith Freadhoff as the Trustee and the
                    Beneficiaries(3)
          10.39     Form of Individual Trust-Oceangate Trust between Keith D.
                    Freadhoff as Trustor, and Keith Freadhoff as Trustee for the
                    benefit of the Beneficiary(3)
          10.40     Internet Services Agreement dated as of October 25, 1999
                    between Netgateway, Inc. and Bergen Brunswig Drug Company(4)
          10.41     Voting Agreement dated as of March 10, 2000, by and among
                    Netgateway, Inc. and John J. Poelman.(6)
          10.42     Voting Agreement dated as of March 10, 2000, by and among
                    Netgateway, Inc. and Sue Ann Cochran(6)
          10.43     Form of Affiliate Lock-Up Agreement(6)
          10.44     Form of Employment Agreement(6)
          10.45     Stock Option Agreement dated as of March 10, 2000, by and
                    among Netgateway, Inc. and John J. Poelman(6)
       10.46[R]     Electronic Commerce Services Agreement dated as of December
                    1, 1999 between Netgateway and Leading Technologies, Inc.
                    d/b/a Mall of Minority America.com, Inc.(7)
       10.47[R]     Cable Reseller and Mall Agreement, dated as of December 9,
                    1999 among Netgateway, StoresOnline.com, Inc. and Intermedia
                    Partners Southeast(7)
          10.48     Pledge Agreement dated as of January 7, 2000 between John J.
                    Poelman and Netgateway, Inc.(7)
          10.49     Promissory Note in the principal amount of $300,000, dated
                    January 7, 2000 issued to Netgateway, Inc. (7)
          10.50     Pledge Agreement dated as of February 4, 2000 between John
                    J. Poelman and Netgateway, Inc.(7)
          10.51     Promissory Note in the principal amount of $150,000, dated
                    February 4, 2000 issued to Netgateway, Inc.(7)
         10.52+     Employment Agreement dated as of December 15, 1999 between
                    Jill Padwa and Netgateway, Inc.(7)
          10.53     Letter of Intent, dated December 12, 1999 between Galaxy
                    Enterprises, Inc., a Nevada corporation and Netgateway, Inc.(7)
         10.54+     Employment Agreement by and between John J. Poelman and
                    Galaxy Enterprises, Inc. dated March 10, 2000(9)
         10.55+     Employment Agreement by and between Frank C. Heyman and
                    Galaxy Enterprises, Inc. dated March 10, 2000(9)
         10.56+     Employment Agreement by and between David Wise and Galaxy
                    Enterprises, Inc. dated March 10, 2000(9)
         10.57+     Employment Agreement by and between Brandon Lewis and Galaxy
                    Enterprises, Inc. dated March 10, 2000(9)
         10.58+     Employment Agreement by and between Robert Green and IMI,
                    Inc. dated March 10, 2000(9)
         10.59+     Employment Agreement by and between Benjamin Roberts and
                    IMI, Inc. dated March 10, 2000(9)
          10.60     Affiliate Lock-up Agreement by and between Netgateway and
                    Darral Clarke dated March 10, 2000(9)
          10.61     Affiliate Lock-up Agreement by and between Netgateway and
                    Brandon B. Lewis dated March 10, 2000(9)
          10.62     Affiliate Lock-up Agreement by and between Netgateway and
                    David Wise dated March 10, 2000(9)
          10.63     Affiliate Lock-up Agreement by and between Netgateway and
                    Frank C. Heyman dated March 10, 2000(9)
          10.64     Affiliate Lock-up Agreement by and between Netgateway and
                    John J. Poelman dated March 10, 2000(9)

    EXHIBIT NO.     DESCRIPTION
    -----------     -----------
          10.65     Affiliate Lock-up Agreement by and between Netgateway and
                    Benjamin Roberts dated March 10, 2000(9)
          10.66     Affiliate Lock-up Agreement by and between Netgateway and
                    Robert Green dated March 10, 2000(9)
          10.67     Electronic Commerce Services Agreement dated March 1, 2000 between Netgateway, Inc. and Galaxy Enterprises, Inc.(9)
          10.68     Statement of Work for Galaxy Mall and Store Conversion dated
                    March 1, 2000 between Netgateway, Inc. and GalaxyMall(9)
       10.69[R]     Systems Integrator Agreement dated as of March 6, 2000
                    between Netgateway and Complete Business Solutions, Inc.(8)
       10.70[R]     Systems Integrator Agreement dated as of April 4, 2000
                    between Netgateway and Complete Business Solutions (India)
                    Ltd.(8)
       10.71[R]     Reseller and Mall Agreement dated as of April 18, 2000 among
                    CableRep, Inc., Netgateway and StoresOnline.com, Inc.(8)
          10.72     Securities Purchase Agreement dated July 31, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
          10.73     Form of 8% Convertible Debenture Due July 31, 2003(11)
          10.74     Registration Rights Agreement dated July 31, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
          10.75     Form of Common Stock Purchase Warrant(11)
          10.76     Private Equity Credit Agreement dated August 2, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
          10.77     Registration Rights Agreement dated August 2, 2000 between
                    Netgateway, Inc. and King William, LLC(11)
         10.78+     Amendment to Employment Agreement dated July 25, 2000
                    between Netgateway and Roy W. Camblin III(11)
        10.79*+     Consulting Agreement dated July 24, 2000 between Netgateway and R. Scott Beebe
           18.1     Letter dated February 9, 2000 from KPMG LLP(7)
           21.1     Subsidiaries of Netgateway(11)
          23.1*     Consent of KPMG LLP

-----------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on June 1, 1999.

(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on July 21, 1999.

(3) Incorporated by reference from Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on October 14, 1999.

(4) Incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on November 12, 1999.

(5) Incorporated by reference from Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-79751) filed on November 18, 1999.

(6) Incorporated by reference from Netgateway's Report on Form 8-K filed on March 21, 2000.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on February 15, 2000 for the quarter ended December 31, 1999.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000 for the period ended March 31, 2000.

(9) Incorporated by reference from Registrant's Registration Statement Report on Form S-4 (File No. 333-36360) filed on May 5, 2000.

(10) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-79751) filed on May 24, 2000.

(11) Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-45356) filed on September 7, 2000.

*    Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b) Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form S-1 in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form S-1 which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form S-1, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]"