Form 10-Q
period 2000-09-30
NETGATEWAY INC
filed 2000-11-22
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-27941

                                NETGATEWAY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 87-0591719
               --------                                 ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         754 E. Technology Avenue
                      Orem, Utah                                 84097
                      ----------                                 -----
       (Address of Principal Executive Offices)              (Zip Code)

                                 (801) 227-0004
                                 ---------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 -------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock as of September 30, 2000: 21,694,791.
                     ----------

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and at June 30, 2000.......................................................3

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999 .......................4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and September 30, 1999........................4

Unaudited Consolidated Statement of Stockholders' Deficit .....................6

Notes to the Unaudited Condensed Consolidated Financial Statements ............7




                                NETGATEWAY, INC.
                      Condensed Consolidated Balance Sheets
               September 30, 2000 (unaudited) and at June 30, 2000


                                                                       September 30               June 30,
                                                                          2000                     2000
                                                                      (Unaudited)
                                                                  ---------------------    ---------------------
Assets
Cash                                                                         $ 657,048              $ 2,607,491
Trade receivable, net                                                        4,028,105                2,383,544
Related party trade receivables                                                  2,566                    2,519
Unbilled receivables                                                                 -                   12,293
Inventories                                                                    100,347                   98,372
Prepaid expenses                                                               120,000                  395,074
Other current assets                                                           816,634                  726,648
                                                                  ---------------------    ---------------------
  Total current assets                                                       5,724,700                6,225,941

Property and equipment, net                                                  2,803,080                3,026,487
Intangible assets, net                                                       2,062,105                2,167,024
Other assets                                                                 1,469,069                  889,948
                                                                  ---------------------    ---------------------
                                                                          $ 12,058,954             $ 12,309,400
                                                                  =====================    =====================

Liabilities and Stockholders'  Deficit
Accounts payable                                                           $ 3,126,509              $ 2,839,727
Bank overdraft                                                                 639,141                  330,307
Accrued wages and benefits                                                   1,366,007                1,454,819
Accrued liabilities                                                            840,262                1,311,859
Capital leases                                                                  76,633                   87,897
Current portion of notes payable                                                49,824                  102,326
Convertible debenture                                                        2,262,583                        -
Current portion of deferred revenue                                         17,050,467               14,943,860
                                                                  ---------------------    ---------------------
  Total current liabilities                                               $ 25,411,426             $ 21,070,795

Deferred revenue, net of current portion                                     1,667,812                1,023,292
Other liabilities                                                              470,741                  449,785
Capital leases                                                                  47,379                   47,379
                                                                  ---------------------    ---------------------
  Total liabilities                                                       $ 27,597,358             $ 22,591,251
                                                                  ---------------------    ---------------------

Minority interest                                                              355,159                  494,449
Stockholders' deficit:
  Preferred stock, par value $.001 per share.  Authorized
    5,000,000 shares; issued and outstanding 0 shares                                -                        -
  Common stock, par value $.001 per shares.  Authorized
    250,000,000; issued and outstanding 21,694,791 and
    21,648,732 at September 30, 2000 and June 30, 2000
    respectively                                                                21,695                   21,649
  Additional paid-in capital                                                59,322,608               58,012,244
  Deferred compensation                                                       (471,906)                (724,994)
  Accumulated other comprehensive loss                                          (4,875)                  (4,267)
  Accumulated deficit                                                      (74,761,085)             (68,080,932)
                                                                  ---------------------    ---------------------
    Total stockholders' deficit                                          $ (15,893,563)           $ (10,776,300)
                                                                  ---------------------    ---------------------

Total liabilities & stockholders'
  deficit                                                                 $ 12,058,954             $ 12,309,400
                                                                  =====================    =====================




                                NETGATEWAY, INC.
        Unaudited Condensed Consolidated Statements of Operation for the
          Three Months Ended September 30, 2000 and September 30, 1999


                                                              Three Months                Three Months
                                                                 Ended                        Ended
                                                             September 30,                September 30,
                                                                  2000                        1999
                                                          ---------------------       ----------------------
Service revenue                                                    $ 7,425,857                  $ 3,942,509
Product sales                                                          524,904                    1,322,168
                                                          ---------------------       ----------------------
  Total revenue                                                      7,950,761                    5,264,677

Cost of service revenue                                              2,189,907                    2,304,349
Cost of sales                                                          333,892                    1,198,386
                                                          ---------------------       ----------------------
  Gross profit                                                       5,426,962                    1,761,942

Product development                                                  1,214,324                      456,335
Selling and marketing                                                6,950,547                    4,648,325
General and administrative                                           2,248,205                      659,994
Depreciation and amortization                                          419,326                      178,782
Bad debt expense                                                       321,847                            -
                                                          ---------------------       ----------------------
  Total operating expenses                                          11,154,249                    5,943,436

  Loss from operations                                              (5,727,287)                  (4,181,494)

Other income (expense)                                                  (7,736)                      (5,907)
Interest expense                                                      (945,012)                  (1,031,616)
                                                          ---------------------       ----------------------
  Total other expenses                                                (952,748)                  (1,037,523)

                                                          ---------------------       ----------------------
Net loss                                                          $ (6,680,035)                $ (5,219,017)
                                                          =====================       ======================

Basic and diluted loss per share                                       $ (0.31)                     $ (0.37)
                                                          =====================       ======================

Weighted average shares outstanding -
     basic and diluted                                              21,691,464                   13,920,484





                                NETGATEWAY, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended September 30, 2000 and September 30, 1999


                                                                         Three Months              Three Months
                                                                             Ended                     Ended
                                                                         September 30              September 30
                                                                             2000                      1999
                                                                     ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $ (6,680,035)             $ (5,219,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                                    419,326                   178,782
  Bad debt expense                                                                 321,847                         -
  Amortization of deferred compensation                                            159,959                    18,539
  Interest expense from beneficial conversion feature                              884,000                         -
  Common stock issued for services                                                   7,000                    14,400
  Warrants and options issued for services                                               -                    58,639
  Amortization of debt issue costs                                                   9,333                         -
  Amortization of debt discount                                                     21,583                         -
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                 (1,632,314)                 (643,266)
     Prepaid offering costs                                                              -                  (617,791)
     Inventory                                                                      (1,975)                    6,001
     Other assets                                                                 (394,033)                 (777,709)
     Deferred revenue                                                            2,751,127                 1,311,329
     Accounts payable and accrued expenses                                        (266,185)                2,279,328
                                                                     ----------------------    ----------------------
          Net cash flows used in operating activities                         $ (4,141,367)             $ (3,390,765)
                                                                     ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                            (38,025)                 (282,966)
                                                                     ----------------------    ----------------------
          Net cash used in investing activities                                  $ (38,025)               $ (282,966)
                                                                     ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds for issuance of stock                                                      -                 2,385,140
     Proceeds from exercise of options and warrants                                  2,250                         -
     Repayment of notes                                                            (52,502)                        -
     Cash paid for debt issue costs                                               (270,026)                 (439,956)
     Bank borrowing                                                                308,835                     4,257
     Proceeds from issuance of long term debt                                    2,500,000                 1,894,461
                                                                     ----------------------    ----------------------
          Net cash flows from financing activities                             $ 2,488,557               $ 3,843,902
                                                                     ----------------------    ----------------------

NET INCREASE (DECREASE) IN CASH                                                 (1,690,835)                  170,171

CASH AT THE BEGINNING OF THE PERIOD                                              2,607,491                   967,672

Effect of exchange rate changes on cash balances                                      (608)                   (1,058)

                                                                     ----------------------    ----------------------
CASH AT THE END OF THE PERIOD                                                    $ 916,048               $ 1,136,785
                                                                     ======================    ======================

Supplemental disclosures of non-cash transactions:
    Interest expense from beneficial conversion feature                            884,000                         -
    Common stock issued for services                                                 7,000                    14,400
    Warrants and options issued for services                                             -                    58,639
    Warrants issued for debt issuance                                              371,000
    Common stock issued for prepaid advertising                                                              300,000

Supplemental disclosure of cash flow information;
    Interest paid                                                                   61,012                 1,031,616



                                NETGATEWAY, INC.
                  Consolidated Statement of Stockholder Deficit



                                                   Common Stock                Additional
                                         ---------------------------------       Paid-in              Deferred
                                             Shares            Amount            Capital            Compensation
                                         ----------------   --------------   -----------------   -------------------

Balance June 30, 2000                       $ 21,648,732         $ 21,649         $58,012,244            $ (724,994)

Exchange for Stores On Line stock                 37,144               37             139,253

Stock options exercised                            1,915                2               2,248

Shares issued for services                         7,000                7               6,993

Net loss

Amortization of deferred
  compensation                                                                                              159,959

Forfeture of stock options                                                            (93,130)               93,129

Beneficial Conversion Feature on debt                                                 884,000

Warrants issued for convertible debentures                                            371,000

Foreign currency translation
  adjustment

                                         ----------------   --------------   -----------------   -------------------
Balance September 30, 2000                  $ 21,694,791         $ 21,695         $59,322,608            $ (471,906)
                                         ================   ==============   =================   ===================

                                                                     (CONTINUED)




                                NETGATEWAY, INC.
                  Consolidated Statement of Stockholder Deficit
                                  (CONTINUED)

                                                                       Accumulated
                                                                           Other                 Total
                                                 Accumulated           Comprehensive         Shareholders'
                                                   Deficit                  loss                Deficit
                                              -------------------   ---------------------   -----------------
Balance June 30, 2000                          $ (68,080,932)               $ (4,267)      $ (10,776,300)

Exchange for Stores On Line stock                                                                139,290

Stock options exercised                                                                            2,250

Shares issued for services                                 0                                       7,000

Net loss                                          (6,680,035)                                 (6,680,035)

Amortization of deferred
  compensation                                                                                   159,959

Forfeture of stock options                                                                            (1)

Beneficial Conversion Feature on debt                                                            884,000

Warrants issued for convertible debentures                                                       371,000

Foreign currency translation
  adjustment                                            (118)                   (608)               (726)

                                         --------------------   ---------------------   -----------------
Balance September 30, 2000                     $ (74,761,085)               $ (4,875)      $ (15,893,563)
                                         ====================   =====================   =================

                        NETGATEWAY, INC. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Description of Business

         Netgateway, Inc. and subsidiaries ("Netgateway" or the "Company"), was formed on March 4, 1998 as a Nevada corporation. Netgateway provides eCommerce services designed to enable clients to extend their business to the Internet quickly and effectively, with minimal investment. Netgateway develops, hosts, licenses, and supports a wide range of built-to-order business-to-business, business-to-consumer and business-to-employee applications, including enterprise portal, e-retail, e-procurement and e-marketplace solutions. In addition, Netgateway engages in the business of selling electronic home pages, or "storefronts" on its Internet shopping mall, and hosts those storefront sites as its Internet server. Netgateway also conducts Internet training seminars throughout the United States for its customers and for others interested in extending their businesses to the internet.

(2)      Summary of Significant Accounting Policies

         (a)......Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's acquisition of Galaxy Enterprises on June 26, 2000 was accounted for under the pooling-of-interest method and accordingly all periods prior to the acquisition have been restated to include the accounts and results of Operations of Galaxy Enterprises for all periods presented. All Galaxy common stock and common stock option information has been adjusted to reflect the exchange ratio. All significant intercompany balances transactions have been eliminated in consolidation.

         (b)......The  information  furnished  is  unaudited  and  reflects  all adjustments that, in the opinion of management, are necessary to provide a fair statement and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 as filed with the Securities and Exchange Commission (the "SEC").

         (c)......Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of manufactured multi-media products.

         (d)......Property and Equipment

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

            Computer and office equipment ..........................3 to 5 years
            Furniture and fixtures.......................................4 years
            Computer software............................................3 years
            Leasehold improvements.......................4 years (term of lease)

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

         (e)......Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology.....................................5 to 7 years
            Goodwill..................................................  10 years

         (f)......Impairment of Long-Lived Assets and Long-Lived Assets
                  to be Disposed Of

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

         (g)      Financial Instruments

         The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, capital leases, current portion of notes payable and convertible debenture approximated fair value due to the short maturity of those instruments. All financial instruments are held for purposes other than trading.

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

         (j) .....Revenue Recognition

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

         Revenue from Internet training workshops (which entitle the customer to attend the workshop, activate Web sites and receive customer Web site hosting) is deferred and recognized over a twenty-four month period which represents the twelve months in which a customer can activate a web site plus twelve months of free hosting upon activation. Revenue from web site hosting rights that expire is recognized at the point of expiration. Revenue from manufactured multimedia products is recognized when products are shipped. Revenues from Banner Advertising and mentor services are recognized when delivered.

         (k) .....Business Segments and Related Information

         Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No.14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments. The Company has only two principal business segments (Internet services and multimedia products). The first is primarily engaged in the business of providing its customers the ability to (i) acquire a presence on the internet and (ii) to advertise and sell their products or services on the Internet. The second is primarily engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. Management evaluates segment performance based on the contributions to earnings of the respective segment. Substantially all the Company's business operations are in the United States.

         (l) .....Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at actual exchange rates on the date of the transaction. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the three months ended September 30, 2000 and 1999.

         (m) .....Loss Per Share

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to Accounting Principles Board (APB) Opinion No. 15. There were 4,789,065 options and 1,555,903 warrants to purchase shares of common stock that were outstanding during the three months ended September 30, 2000 and 2,128,807 options and 2,319,003 warrants to purchase shares of common stock that were outstanding during the three months ended September 30, 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

         (n) .....Use of Estimates

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

         (o) .....Reclassifications

         Certain amounts have been reclassified to conform with current year presentation.

(3)      Liquidity

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated significant losses. The Company has relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs and plans to continue pursuing financing in this manner during the next year. However, there are not assurances that such financing will be available when and as needed to satisfy current obligations. As such, substantial doubt exists as to whether the Company will continue as a going concern.

(4)      Change in Method of Accounting for Revenue

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

         The impact of the accounting change was a decrease in net loss and loss per share as follows:

                                             Increase in          Loss per Share
                                              Net Loss
Three months ended September 30, 1999          $ 8,294                $ .000

(5)      Notes Payable and Convertible Debentures

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, the company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture is convertible into the number of shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture is payable in two tranches, the first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million may be drawn down by the Company three business days after the satisfaction by the Company of certain conditions, including that there be on file an effective registration statement covering the shares issuable upon conversion of the debenture and certification by the Company of its ability to honor a conversion of the entire balance of the debenture and an exercise of all related warrants without violating the capitalization regulations of the principal exchange on which the shares of our common stock are then listed. The Company is not currently eligible to obtain additional funds under the Convertible Debenture because the Company cannot currently satisfy the conditions under the securities purchase agreement and debenture.

         The value of the beneficial conversion feature on the $2.5 million that has been drawn down on the $4.5 million principal amount as of September 30, 2000, is recorded as capital and interest expense of $884,000 for the quarter ended September 30, 2000, as the convertible debentures are immediately exerciseable.

         In addition, under the terms of the convertible debenture, the holder of the convertible debenture may be able to declare the Company to be in default because a registration statement did not become effective with respect to the shares issuable upon conversion of the Convertible Debenture prior to October 31, 2000 or if the shares are delisted from the NASDAQ National Market System and are not re-listed on either the NASDAQ Small Cap Market, the American Stock Exchange or the New York Stock Exchange. Accordingly, the convertible debenture has been classified as current as an effective registration statement has not been filed.

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 231,000 shares of common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000. Of the $371,000, $259,000 is accounted as capital and debt discount and is amortized over the life of the debt. The remaining balance is accounted for debt issuance costs under other assets and is amortized over the life of the debt.

         In August 2000, the Company entered into a private equity credit agreement with King William, LLC. Under the terms of the agreement, the Company has the right to issue and sell to King William up to $10 million of our common stock at 87.5% of the market price at the time of sale, subject to certain conditions and adjustments. In addition, for each 10,000 shares of common stock that the Company issues and sells to King William, the Company will issue a warrant to King William to purchase 1,500 shares of the Company common stock at an exercise price equal to 125% of the market price of the common stock as of the put date and exercisable for a period of five years from the put date, together with cashless exercise and piggy back registration rights.

         The Company is not currently able to issue shares under this arrangement because the Company has not met all of the conditions to obtain such funds set forth in the private equity credit agreement, including the requirement that a registration statement covering the shares of common stock to be issued and sold to King William have become effective and that trading price of our common stock for the ten trading days preceding any issue and sale to King William be at least $1.00. For the last ten trading days prior to November 17, 2000, the closing bid price for common stock of the Company was less then $1.00. In addition, the number of shares of common stock of the Company that the Company would have the right to issue and sell to King William at any one time under the agreement would be limited to less than 150% of the weighted average volume for the 20 trading days prior to the put date.

         Due to the stock price and recent trading volumes in the Company stock it is unlikely that the Company will be able to access significant amounts of cash under this arrangement until, in addition to meeting the other conditions set forth in the agreement, the Company obtains stockholder approval of the arrangement, which the Company intends to seek at our next annual meeting of stockholders. Assuming the Company obtains such approval, the ability of the Company to obtain a significant amount of cash under such arrangement will likely remain constrained because of the low level of trading volume in stock of the Company.

         At the present time there is no cash available to the Company under these agreements.

(6)      Shareholders' Equity

         During the three-month period ending September 30, 2000, the Company issued 37,144 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. Subsidiary, pursuant to the terms of the original issuance of StoresOnline.com Ltd.'s common stock.

         During the three-month period ending September 30, 2000, the Company issued 1,915 shares upon the exercise of employee options and issued 7,000 shares of common stock pursuant to employment contracts.

(7)      Segment Information

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


                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                           2000                       1999
                                                                           ----                       ----
Service revenue:
    Internet services.......................................              $7,425,857                 $3,942,509
    Multimedia services.....................................                 524,904                  1,322,168
                                                                          -- -------                  ---------

Total consolidated revenue..................................              $7,950,761                 $5,264,677
                                                                          ==========                 ==========
(Loss) income from operations:
    Internet services.......................................            $( 5,634,577)              $( 4,066,371)
    Multimedia services.....................................             (    92,710)               (   115,123)
                                                                       -------------             --------------

                                                                         $(5,727,287)             $(  4,181,494)
                                                                        ============             ==============
Net (loss) income:
    Internet services.......................................             $(6,587,568)               $(5,100,489)
    Multimedia services.....................................              (   92,467)                (  118,527)
                                                                       -------------               ------------

                                                                         $(6,680,035)              $ (5,219.016)
                                                                        ============              =============
Depreciation and amortization:
    Internet services.......................................              $  410,168                 $  173,212
    Multimedia services.....................................                   9,158                      5,570
                                                                        ------------                 -----------

                                                                          $  419,326                 $  178,782
                                                                          ==========                 ==========
Capital expenditures:
     Internet services......................................               $  85,954                 $  282,966
     Multimedia services....................................                       -                          -
                                                                          ----------                -----------
                                                                           $  85,954                  $ 282,966
                                                                           =========                  =========
Assets:
     Internet services......................................            $ 11,315,866                 $6,897,647
     Multimedia services....................................                 743,088                  1,201,393
                                                                             --------                 ---------

Total consolidated assets...................................            $ 12,058,954                $ 8,099,040
                                                                        ============                ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Condition And Results Of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in or referred to in the Annual Report on Form 10-K for the year ended June 30, 2000, filed on September 22, 2000, under the heading Information Regarding Forward Looking Statements and in our Registration Statement on Form S-1 filed September 7, 2000 (Registration No. 333-45356). This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

General

         As part of our ordinary cash flow management and in order to generate liquidity, we have in the past sold on a discounted basis a portion of the installment contracts generated by our Galaxy Mall Internet training business to a third party financial institution for cash. Because this financing source has been engaged in its own recapitalization it has been, since early September, no longer able to purchase our installment contracts at historical levels. More recently, this third party has informed us that due to further delays in its recapitalization, it cannot commit to a date by which it will be able to purchase the accumulated unpurchased installment contracts and resume purchasing newly created installment contracts at historical rates. As of October 31, 2000, we had over $4.3 million of these installment contracts, of which, based on underwriting criteria historically used by this third party, approximately $2.9 million would be eligible for purchase on a discounted basis. We have recently entered into arrangements with other financial institutions who have purchased a small portion of this portfolio of installment contracts but to date these financial institutions have not purchased installment contracts at rates adequate to provide us with sufficient liquidity and some of them have applied stricter underwriting criteria than the financial institution we have worked with in the past. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts has had a material negative impact on our near-term liquidity and cash position. (See Liquidity and Capital Resources below).

         Effective October 1, 1999, we changed our method of accounting for revenue to the percentage-of-completion method. We believe that the percentage-of-completion method more accurately reflects the current earnings process under our contracts. The percentage-of-completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating our consolidated financial statements for prior periods in accordance with Accounting Principals Board Opinion No. 20.

         On June 26, 2000, we completed the merger of Galaxy Enterprises, Inc. into a wholly owned subsidiary of Netgateway, Inc. The merger was accounted for on a pooling-of-interests basis. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for the prior periods have been restated to include the operations of Galaxy Enterprises, Inc. as if it had been combined with our company at the beginning of the first period presented.

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

         While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower sales from our Galaxy Mall business during our first and second fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and Christmas holiday seasons.

Results of Operations

Three Month Periods Ended September 30, 2000 and 1999

     Revenue

         Total revenues for the quarter ended September 30, 2000 increased to $7,950,761 from $5,264,677 in the comparable period of the prior fiscal year, an increase of 51%. Total revenues for the relevant periods are comprised of service revenues and product sales.

         Service revenues include revenues from the design and development of Internet Web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate Web sites and hosting), sales of banner advertising, mentoring and transaction processing. Service revenues for the quarter ended September 30, 2000 increased to $7,425,857 from $3,942,509 for the comparable, period of the prior year, an increase of 88%. The increase can be primarily attributed to the increase in the number of Internet training workshops conducted during the quarter. The number increased to 95 workshops from 58 in the same quarter of the prior year.

         Product sales, relating to the sale of our multimedia products, for the quarter ended September 30, 2000 decreased to $524,904 from $1,322,168 in the comparable prior period. Product sales were lower because the quarter ended September 30, 1999 included two large non-recurring orders that accounted for approximately $400,000 of that quarter's product revenues.

     Gross Profit

         Gross profit is calculated as revenue less the cost of sales, which consists of the cost to conduct Internet training workshops, to program customer storefronts, customer support expenses and the cost of tangible products sold. Gross profit for the fiscal quarter ended September 30, 2000 increased to $5,426,962 from $1,761,942 in the comparable prior period. The increase in gross profit primarily reflects the increased sales volume of services provided through our Internet training workshops. Gross margin percentages increased over the same periods to 68% of revenue in 2000 from 33% of revenue in 1999. The increase in the gross profit as a percentage of revenue is due to the increase in the service revenues and the decrease in product sales since the contribution to profits from the service segment is much greater than the product segment.

     Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the quarter ended September 30, 2000 increased to $1,214,324 from $456,335 in the comparable prior period. The majority of development expenses for the Internet Commerce Center
(ICC), our core technology platform, were incurred in the third and fourth quarters of the fiscal year ended June 30, 2000. These expenses in the quarters ending June 30 and March 31, 2000 were $2,358,399 and $2,342,665, respectively. The $1.2 million spent on product development during the quarter ended September 30, 2000 represents a decrease from the prior two quarters and should continue to decline as basic development of the ICC is completed. Enhancements to our technology, including the ICC, will be made as technology and business opportunities present themselves, but our business model currently contemplates that in most cases we will seek to pass these costs to our customers. Other product development projects currently in progress are a Web-builder packet and a shopping mall development tool. We intend to expense these costs as incurred. Additional development projects will be undertaken as the needs are identified.

     Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are also included. Selling and marketing expenses for the fiscal quarter ended September 30, 2000 increased to $6,950,547 from $4,648,325 in the comparable prior period. The increase in selling and marketing expenses is primarily attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business, including expenses associated with the increased number of Internet training workshops conducted. Selling and marketing expenses did not increase as rapidly as revenue growth. These expenses as a percentage of sales decreased during the current quarter to 87% of revenue from 88% in the same quarter of 1999.

     General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the quarter ended September 30, 2000 increased to $2,248,205 from $659,994 in the comparable quarter of 1999. This increase is primarily attributable to the increase in payroll and related expenses that resulted from the growth of the business and on a percentage basis represents a decrease in expenses from the prior quarter. General and administrative expenses in the previous quarter ending June 30, 2000 were $5,598,703.

         During the quarter ended September 30, 2000, we implemented our previously announced consolidation strategy to relocate our headquarter operation from Long Beach, California to Orem, Utah. Orem has been the headquarters of our Galaxy Mall, Inc. subsidiary since 1997. The relocation was intended to realize significant improvements in operations and savings in general and administrative expenses. The cost structure is lower in Orem due to lower prevailing wage rates in the local labor market, as well as lower costs for facilities, outside professional services and other costs of operations.

         Included in general and administrative expenses for the quarter ended September 30, 2000, were several one time charges that are not expected to recur. Principally these were related to our relocation to Orem and the merger with Galaxy Enterprises, Inc. These included:

                  Relocation                     $385,000
                  Merger related                  165,000
                                                  -------
                  Total                          $550,000

     Interest (Income) Expense, Net

         Interest expense for the fiscal quarter ended September 30, 2000 decreased to $945,012 from $1,031,616 in the comparable prior period. Interest expense in the current quarter consists primarily of a one-time recording of $884,000 as the fair value of the beneficial conversion feature of an 8% convertible debenture to King William, LLC. (See Liquidity and Capital Resources) The interest expense for the fiscal quarter ended September 30, 1999 was primarily attributable to various debt instruments that have been repaid.

     Income Taxes

         We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begins to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     Cash

         At September 30, 2000, we had $657,048 in cash on hand, a decrease of $1,950,443 from June 30, 2000.

         Net cash used in operating activities was $4,400,367 for the quarter ended September 30, 2000. Net cash used in operations was primarily attributable to $6,680,035 in net losses and increases in assets, partially offset by non-cash charges and an increase in deferred revenue. Increases in assets included $1,632,314 in accounts receivable resulting from the growth in revenues during the quarter ended September 30, 2000. Non-cash charges include recording a $884,000 interest expense as the fair value of the beneficial conversion feature of a convertible debenture issued to King William, LLC. (See Liquidity and Capital Resources), $419,326 as depreciation and amortization and $321,847 as bad debt expense. Increases in liabilities included $2,751,127 in deferred revenue resulting from the growth in sales during the quarter ended September 30, 2000.

         Net cash used in investing activities was $38,025 for the quarter ended September 30, 2000, and consisted of purchases of property and equipment.
Equipment purchases were less than in prior quarters and are anticipated to remain low for the next several quarters.

         Net cash provided by financing activities of $2,488,557 for the quarter ended September 30, 2000 resulted primarily from $2,500,000 in proceeds from the issuance of a convertible debenture as more fully described elsewhere in this filing.

         As a result of our inability to sell the installment contracts generated by our Galaxy Mall Internet workshop training business in accordance with past practices, we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. In addition, we will require significant additional capital during our second quarter in order to fund continued development of our cable commerce and business-to-business businesses. Because this additional capital is not currently available under our arrangements with King William LLC (See Arrangements with King William LLC below) we have sought and will continue to seek such capital through public or private sales of our equity and debt securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. In addition, our arrangements with King William, LLC place significant limits on the manner in which we may raise such capital. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our business lines or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of the Internet Commerce Center or control of one or more of our businesses.

     Accounts Receivable

         Accounts receivable, net of allowance for doubtful accounts, was $4,028,105 at September 30, 2000 compared to $2,383,544 at the prior year's end. This increase is principally the result of an increase in service revenue by us through our Internet training workshops. A relatively constant and significant portion of these revenues have been made on an installment contract basis. We have in the past sold on a discounted basis a portion of these installment contracts to a third party financial institution for cash. Because this financing source has been engaged in its own recapitalization it has been, since early September, no longer able to purchase our installment contracts at historical levels. More recently, this third party has informed us that due to further delays in its recapitalization, it cannot commit to a date by which it will be able to purchase the accumulated unpurchased installment contracts and resume purchasing newly created installment contracts at historical rates. As of October 31, 2000, we had over $4.3 million of these installment contracts, of which, based on underwriting criteria historically used by this third party, approximately $2.9 million would be eligible for purchase on a discounted basis. We have recently entered into arrangements with other financial institutions who have purchased a small portion of this portfolio of installment contracts but to date these financial institutions have not purchased installment contracts at rates adequate to provide us with sufficient liquidity and some of them have applied stricter underwriting criteria than the financial institution we have worked with in the past. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts has had a material negative impact on our near-term liquidity and cash position.

     Possible Delisting of Common Stock

         In letters dated September 26, 2000 we were advised by The Nasdaq Stock Market, Inc. that we no longer met the criteria for continued listing on the Nasdaq National Market. These requirements include a market capitalization or total assets and revenue of at least $50 million and a minimum stock price of $5 per share or net tangible assets of at least $4.0 million and a minimum stock price of $1 per share. In one of the letters, the Staff indicated that if we are unable to demonstrate compliance with the minimum stock price listing requirement or apply for listing on the Nasdaq SmallCap Market by December 27, 2000, our common stock would be delisted on December 29, 2000. We were requested to submit our plan to achieve compliance, and on October 13, 2000, we responded with our plan and asked not to be delisted. We have not applied for listing on the Nasdaq Small Cap Market and do not currently meet the requirements for such listing. The plan is currently under review by the Staff. If our stock is delisted we may apply for quotation of our common stock on the Nasdaq SmallCap Market, the OTC Bulletin Board or another organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for listing on any of these markets. Delisting of our common stock may have an adverse impact on the market price and liquidity of our securities and could adversely affect our ability to attract additional investors. This would likely have a material adverse effect on our liquidity because sales of additional shares of our common stock (including under the private equity credit agreement with King William, LLC) is currently the principal potential source of additional funds required to operate our cable commerce and business-to-business businesses. (See Arrangements with King William, LLC below).

     Arrangements with King William, LLC

         In July 2000, we entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, we issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million, consisting of a $2.5 million first tranche and a possible $2.0 million second tranche. The debenture is convertible into a number of shares of our common stock at a conversion price equal to the lower of $1.79 or 80% of the average market price of our common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture is payable in two tranches, the first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million may be drawn down by us three business days after the satisfaction by us of certain conditions, including that there be on file an effective registration statement covering the shares issuable upon conversion of the debenture and certification by us of our ability to honor a conversion of the entire balance of the debenture and an exercise of all related warrants without violating the capitalization regulations of the principal exchange on which the shares of our common stock are then listed. We are not currently eligible to access the second tranche of the debenture and thereby obtain additional funds under the debenture because we cannot currently satisfy the conditions under the securities purchase agreement and debenture.

         The value of the beneficial conversion feature on the $2.5 million that has been drawn down on the $4.5 million principal amount as of September 30, 2000, is recorded as capital and interest expense of $884,000 for the quarter ended September 30, 2000, as the convertible debentures are immediately exerciseable.

         In addition, under the terms of the convertible debenture, the holder of the convertible debenture may be able to declare us to be in default because a registration statement did not become effective with respect to the shares issuable upon conversion of the debenture prior to October 31, 2000 or if our shares are delisted from the NASDAQ National Market System and are not re-listed on either the NASDAQ Small Cap Market, the American Stock Exchange or the New York Stock Exchange. Accordingly, the convertible debenture has been classified as current as an effective registration statement has not been filed.

         In connection with the securities purchase agreement, we issued to King William a warrant to purchase 231,000 shares of common stock. In connection with the issuance of the debenture, we also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000. Of the $371,000, $259,000 is accounted as capital and debt discount and is amortized over the life of the debt. The remaining balance is accounted for debt issuance costs under other assets and is amortized over the life of the debt.

         In August 2000, we entered into a private equity credit agreement with King William, LLC. Under the terms of the agreement, we have the right to issue and sell to King William up to $10 million of our common stock at 87.5% of the market price at the time of sale, subject to certain conditions and adjustments. In addition, for each 10,000 shares of common stock that we issue and sell to King William, we will issue a warrant to King William to purchase 1,500 shares of our common stock at an exercise price equal to 125% of the market price of our common stock as of the put date and exercisable for a period of five years from the put date, together with cashless exercise and piggy back registration rights.

         We are not currently able to issue shares under this arrangement because we have not met all of the conditions to obtain such funds set forth in the private equity credit agreement, including the requirement that a registration statement covering the shares of common stock to be issued and sold to King William has become effective and that the trading price of our common stock for the ten trading days preceding any issue and sale to King William be at least $1.00. For the last ten trading days prior to November 17, 2000, the closing bid price for our common stock was less then $1.00. In addition, the number of shares of our common stock that we would have the right to issue and sell to King William at any one time under the agreement would be limited to less than 150% of the weighted average volume for the 20 trading days prior to the put date.

         Due to our stock price and recent trading volumes in our stock it is unlikely that we will be able to access significant amounts of cash under this arrangement until, in addition to meeting the other conditions set forth in the agreement, we obtain stockholder approval of the arrangement, which we intend to seek at our next annual meeting of stockholders. Assuming we obtain such approval, our ability to obtain a significant amount of cash under such arrangement will likely remain constrained because of the low level of trading volume in our stock.

         At the present time there is no cash available to us under any of our arrangements with King William LLC.

         Accounts Payable

         Accounts payable at September 30, 2000 totaled $3,126,509 as compared to $2,839,727 at June 30, 2000. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to extend their payment terms until we resolve our current liquidity problems. Recently, a number of suppliers and service providers have begun to require payment in advance or on delivery and the Company did not meet payroll with respect to a portion of its employees in one of its business units. No assurance can be made that our suppliers will continue to extend their payment terms or that they will continue to supply us with the materials and services required to operate the business or on terms that are acceptable to us or that we will resolve our current liquidity problems. Any interruption in our business operations or the imposition of more restrictive payment terms for payments to additional suppliers and service providers would have a further negative impact on our liquidity.

         Deferred Revenue

         Deferred revenue at September 30, 2000 totaled $18,718,279 as compared to $15,967,152 at June 30, 2000. The deferred revenue will be recognized as the services are rendered or when the time period in which customers have the right to receive the services expires. The increase from the prior fiscal year end is the result of increased revenue at our Internet training workshops.

         We have changed the business model for our Galaxy Mall Internet workshop training business and now, effective October 1, 2000, the product delivered at the Internet training workshop is a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. Should the customer elect to prepay the Company for hosting, the revenue will be recognized as the service is rendered.

         Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. Revenues and earnings are anticipated to be enhanced in future periods since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods over the next seven quarters.

     Stockholders' Deficit

         Total Stockholders' Deficit decreased to a deficit of $15,893,563 during the current fiscal quarter from a deficit of $10,776,300 at June 30, 2000. This was mainly the result of the Net Loss for the quarter. (See the Statement of Stockholders' Deficit in the financial statements.)

     Financing Arrangements.

         We accept payment for the sales made at our Galaxy Mall Internet training workshops by cash, credit card, installment contract or a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by our Galaxy Mall subsidiary to a third party for cash. Because this financing source has been engaged in its own recapitalization, beginning in early September, it was no longer able to purchase installment contracts at historical levels. (See Liquidity and Capital Resources - Accounts Receivable for further information).

         On September 13, 2000, we retained the services of National Financial Communications Corp. ("NFCC") for a six-month period as a nonexclusive advisor in connection with our investor relations, in consideration for which we paid $10,000 and gave a commitment to issue the consultant 250,000 shares of common stock. In October 2000, the Company was notified by NFCC that it was unwilling to perform its obligations under its retainer agreement unless the consideration were substantially increased. We are currently in discussions with NFCC to terminate this agreement.

         On October 18, 2000, we entered into a letter agreement with Glendale Capital LLC to provide investor relations services to the Company. As consideration for its services, Glendale Capital LLC was issued warrants exercisable for 500,000 shares of Company common stock with an exercise price of $1.00 per share. The agreement with Glendale Capital has a one-year term.

     Impact of Recent Account Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views of applying generally accepted accounting principles to revenue recognition in financial statements. At this time, we do not expect the adoption of SAB 101 to have a material effect on our operations or financial position. We are required to adopt SAB 101 in the third quarter of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us since June 30, 2000, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriters and no commissions were paid in connection with the sale of any securities.

         During the period July 2000 through September 2000, we issued 37,144 shares of common stock upon the exchange of common stock of our subsidiary, StoresOnline.com, Ltd. The certificates evidencing the shares were appropriately legended. In our opinion, the offer and sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

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

         On September 13, 2000, we issued 7,000 shares to Simon Spencer, one of our employees, in payment for services. The certificates evidencing the shares of common stock were appropriately legended. In our opinion, the offer and the sale of the shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Please refer to Management's Discussion and Analysis contained in Item 2 of this quarterly report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         At a Board meeting on November 19, 2000 the Company appointed Keith Freadhoff as Chief Executive Officer and appointed John J. Poelman, Robert E. Ciri and Shelly Singhall as directors replacing Roy C. Camblin, III who had resigned as Chief Executive Officer and as a Director and John Dillon and Joseph Roebuck who had resigned as Directors.

         The Company has engaged BlueStone Capital, LLP, as its financial advisor to explore strategic alternatives. BlueStone Capital is an investment bank that focuses on emerging growth and middle market companies. BlueStone is known for providing a broad range of corporate finance, research, syndicate sales and trading services to its clients and will assist the Company in exploring strategic business alternatives to drive shareholder value in connection with the Company's development and implementation of strategic and financial programs.

         Pursuant to the terms of the agreement, BlueStone Capital will provide the Company with financial advisory services and assist the Company in identifying financial opportunities. In exchange, BlueStone Capital received 500,000 warrants to purchase the common stock of the Company which can be exercised at the Company's market price and is to receive $7,500 during each month of the engagement. Shelly Singhal, a director of the Company, is a managing director of BlueStone Capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

       Exhibit No.   Description

       10.72         Securities Purchase Agreement dated July 31, 2000
                     between Netgateway, Inc. and King William, LLC (2)
       10.73         Form of 8% Convertible Debenture Due July 31, 2003 (2)
       10.74         Registration Rights Agreement dated July 31, 2000
                     between Netgateway, Inc. and King William, LLC (2)
       10.75         Form of Common Stock Purchase Warrant(2)
       10.76         Private Equity Credit Agreement dated August 2,
                     2000 between Netgateway, Inc. and King William, LLC (2)
       10.77         Registration Rights Agreement dated August 2,
                     2000 between Netgateway, Inc. and King William, LLC (2)
       10.78         Amendment to Employment Agreement dated July 25,
                     2000 between Netgateway and Roy W.Camblin III (2)
       10.79         Consulting Agreement dated July 24, 2000 between
                     Netgateway and R. Scott Beebe (1)
       10.80         Consulting Agreement dated September 13, 2000 between
                     Netgateway and National Financial Communications Corp.
       10.81         Consulting Agreement dated October 18, 2000 between
                     Netgateway and Glendale Capital LLC
       27            Financial Data Schedule

         (1) Incorporated by reference from Netgateway's Quarterly Report on Form 10-K filed on September 22, 2000 for the quarter ended June 30, 2000.

         (2) Incorporated by reference from Netgateway's Registration Statement on Form S-1, as filed with the SEC on September 9, 2000 (Registration No. 333-4536).

         Please note that certain confidential technical and commercial information has been redacted from some of the exhibits incorporated into this Form 10-Q in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form 10-Q which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form 10-Q, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]."

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NETGATEWAY, INC.


Date:  November 21, 2000                      /s/ Keith Freadhoff
                                              Name: Keith Freadhoff
                                              Chief Executive Officer


Date: November 21, 2000                       /s/ Frank C. Heyman
                                              Name: Frank C. Heyman
                                              Title:   Chief Financial Officer

Exhibit 10.80 / National Financial Communications Corp. Consulting Agreement


                     NATIONAL FINANCIAL COMMUNICATIONS CORP.
                             1040 Great Plain Avenue
                          Needham, Massachusetts 02492

Netgateway, Inc.
300 Oceangate
5th Floor
Long Beach, California 90802

Attention:        Keith D. Freadhoff
                  Chairman of the Board of Directors

Gentlemen:

         We are pleased to set forth the terms of the retention of National Financial Communications Corp. dba National Financial Network (the "Consultant") by Netgateway, Inc., a Delaware corporation (collectively with its affiliates, the "Company").

         1. a. Consultant will assist the Company as a nonexclusive advisor in connection with the Company's public relations and corporate communications, so as to better, more fully and more effectively deal and communicate with its stockholders and the investment banking, investment, and financial communities (collectively, the "Investment Community"). In connection with Consultant's activities on the Company's behalf, Consultant will familiarize itself with the business, operations, properties, financial condition and prospects of the Company. In connection with the Consultant's role as the Company's financial advisor, the Consultant would expect its services to include preparation of research relating to the Company, its business, prospects, financial condition, and results of operations, the effective distribution and communication of such research to the Investment Community, the assistance of the Company with the preparation and distribution of other corporate communications, including press releases, as well as such other services as may be mutually agreed upon by Consultant and the Company, and the development, implementation and maintenance of an ongoing program to increase the Investment Community's awareness of Company activities and to stimulate the Investment Community's interest in the Company. The Consultant agrees that, among other corporate communications, it shall prepare, with the assistance of the Company, a written research report in form and substance reasonably acceptable to the Company for distribution to the Investment Community within 14 days of the date hereof, which report shall be promptly distributed to the Investment Community thereafter, and shall update and redistribute such report not less often than 30. The Company acknowledges that Consultant will devote such time as is reasonably necessary to perform the services for the Company, having due regard for Consultant's commitments and obligations to other businesses for which it performs consulting services.

                  b. This Agreement shall be for a period of six months commencing September 13, 2000 and terminating March 13, 2001. If the Company does not cancel the contract during the term, the contract will be automatically extended for an additional six months, with additional compensation payable to the Consultant on the same terms as provided herein for the initial six month period hereof, provided, however, that any securities issued to the Consultant relating to such additional six month period shall have no rights to registration under applicable securities law.

         2. a. In connection with Consultant's activities on the Company's behalf, the Company will cooperate with Consultant and will furnish Consultant with all information and data concerning the Company, its subsidiaries, and affiliates (the "Information") which Consultant deems appropriate and will provide Consultant with access to the Company's officers, directors, employees, independent accountants, and legal counsel. The Company represents and warrants that all Information made available to Consultant by the Company will, at all times during the period of engagement of Consultant hereunder, be complete and correct in all material respects and will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading in the light of the circumstances under which such statements are made. The Company further represents and warrants that any projections provided by it to Consultant will have been prepared in good faith and will be based upon assumptions which, in light of the circumstances under which they are made, are reasonable. The Company acknowledges and agrees that, in rendering its services hereunder, Consultant will be using and relying on the Information without independent verification thereof by Consultant or independent appraisal by Consultant of any of the Company's assets. Consultant does not assume responsibility regarding the Company, its subsidiaries, and affiliates. Any advice rendered by Consultant pursuant to this Agreement may not be disclosed publicly without the Consultant's consent.

                  b. The Consultant shall not disclose, without the consent of the Company, any Information which are delivered by the Company to the Consultant in connection with the Consultant's services hereunder, except information which has been theretofore filed publicly or which is a matter of public record (the "Confidential Information"). The Consultant will not be bound by the foregoing limitation in the event (i) the Confidential Information is otherwise disseminated and becomes public information or (ii) the Company is required to disclose the Confidential Information pursuant to applicable law, rules, regulations, a subpoena or other judicial or administrative order or process.

         3. In consideration of our services pursuant to this Agreement, Consultant shall be entitled to receive, and the Company agrees to pay Consultant, the following compensation:

                   a. Upon execution of this Agreement, the Company shall pay to Consultant a cash fee in the amount of $10,000;

                   b. 250,000 shares (the "Shares") of common stock, par value $.001 per share, of the Company; and

                  c. In addition to the compensation and expense reimbursement referred to in clauses (a) and (b), above, the Consultant shall be entitled to receive from the Company a "Transaction Fee," as a result of any Transaction (as described below) between the Company and any other company, entity, person, group or persons or other party which is introduced to, or put in contact with, the Company by the Consultant. A "Transaction" shall mean merger, sale or stock, sale of assets, consolidation, or other similar transaction or series or combination of transactions whereby the Company or such other party transfer to the other, or both transfer to a third entity or person, stock, assets, or any interest in its business in exchange for stock, assets, securities, cash or other valuable property or rights, or wherein they make a contribution of capital or services to a joint venture, commonly owned enterprise or business opportunity with the other for purposes of future business operations and opportunities. To be a Transaction covered by this section, the transaction must occur during the term of this Agreement or the one year period following the expiration of this Agreement. The calculation of a Transaction Fee shall be based upon the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by, or to, the Company and shall be based on a Lehman fee, beginning at 5% of the first $1 million of dollar value of the Transaction and decreasing in 1% increments with each million dollars or part thereof thereafter. Such fee shall be paid by certified funds at the closing of the Transaction.

         4. In addition to the fees described in Paragraph 3 above, the Company agrees to promptly reimburse Consultant, upon request from time to time, for all out-of-pocket expenses incurred by Consultant (including fees and disbursements of counsel, and of other consultants and advisors retained by Consultant) in connection with the matters contemplated by this Agreement, provided, however, that such expenses have been approved in advance by the Company and have been approximately and accurately documented.

         5. The Company agrees to indemnify Consultant in accordance with the indemnification provisions (the "Indemnification Provisions") attached to this Agreement, which Indemnification Provisions are incorporated herein and made a part hereof.

         6. The Company may terminate this Agreement at any time upon 30 days' prior written notice, without liability or continuing obligation, except as set forth in the following sentence. Neither termination of this Agreement nor completion of the assignment contemplated hereby shall affect: (i) any compensation earned by Consultant up to the date of termination of completion, as the case may be, (ii) the reimbursement of expenses incurred by Consultant up to the date of termination or completion, as the case may be, (iii) the provisions of Paragraphs 3 through 16 of this Agreement and (v) the attached Indemnification Provisions which are incorporated herein, all of which shall remain operative and in full force and effect.

         7. The Company agrees to use reasonable best efforts to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to the resale of the Shares by December 1, 2000, to cause such registration statement to be declared effective under the Securities Act as soon as reasonably practicable thereafter, and to keep such registration statement effective until the earlier of (a) the sale of the Shares pursuant thereto and (b) the date upon which the Shares may be sold without restriction under Rule 144(e) under the Securities Act. The parties acknowledge, however, that there may be a period during which the Shares may not be resold pursuant to the Securities Act in order to comply therewith. Of the Shares, 150,000 Shares shall be subject to restrictions on resale for a period of one year following the date of effectiveness of such registration statement, provided that such restrictions may be released in whole or in part in the sole discretion of the Company.

         8. The Company acknowledges and consents to the Consultant rendering public relations, consulting and/or communications services to other clients of the Consultant engaged in the same or similar business as that of the Company.

         9. It is expressly agreed that the Consultant is acting as an independent contractor in performing its services hereunder. The Company shall carry no workers compensation insurance or any health or accident insurance on the Consultant or consultant's employees. The Consultant shall not pay any contributions to social security, unemployment insurance, Federal or state withholding taxes nor provide any other contributions or benefits which might be customary in an employer-employee relationship.

         10. This Agreement shall not be assigned by either party without the written consent of the other party.

         11. Any notice to be given by either party to the other hereunder shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, addressed to such party at the address specified on the first page of this Agreement or such other address as either party may have given to the other in writing.

         12. This Agreement contains the entire agreement and understanding between the parties and supersedes all prior negotiations, agreements, and discussions concerning the subject matter hereof.

         13. This Agreement may not be altered or modified except by writing signed by each party and supersedes all prior negotiations, agreements, and discussions concerning the subject matter hereof.

         14. This Agreement may not be altered or modified except by writing signed by each of the respective parties hereof. No breach or violation of this Agreement shall be waived except in writing executed by the party granting such waiver.

         15. The validity and interpretation of this Agreement shall be governed by the law of the State of California applicable to agreements made and to be fully performed herein.

         16. The benefits of this Agreement shall inure to the respective successors and assigns of the parties hereto and of the indemnified parties hereunder and their successors and assigns and representatives, and the obligations and liabilities assumed in this Agreement by the parties hereto shall be binding upon their respective successors and assigns.

         17. For the convenience of the parties hereto, any number of counterparts of this Agreement may be executed by the parties hereto. Each such counterpart shall be, and shall be deemed to be, an original instrument, but all such counterparts taken together shall constitute one and the same Agreement. This Agreement may not be modified or amended except in writing signed by the parties hereto.

         If the foregoing correctly sets forth our Agreement, please sign the enclosed copy of this letter in the space provided and return it to us.

                                          Very truly yours,

                                          NATIONAL FINANCIAL
                                          COMMUNICATIONS CORPORATION


                                          By: \s\ Geoffrey Eiten
                                              -----------------------------
                                                 Name: Geoffrey Eiten
                                                 Title: President

Confirmed and Agreed to:
this ______ day of September, 2000.

NETGATEWAY, INC.

By: \s\ Donald M. Corliss Jr.
    -------------------------
       Name:
       Title:

Exhibit 10.81 / Glendale Capital LLC Consulting Agreement

                                November 17, 2000

Netgateway, Inc.
300 Oceangate
5th Floor
Long Beach, California 90802

         Attention:        Keith D. Freadhoff
                           Chairman of the Board of Directors

Dear :

         We are pleased to set forth the terms of the retention of Glendale Capital LLC, of 22 Glendale Avenue, Staten Island, New York 10304 (the "Consultant"), by Netgateway, Inc., a Delaware corporation (collectively with its affiliates, the "Company").

         (a) Consultant will assist the company as a nonexclusive advisor in connection with the Company's public relations and corporate communications, so as to better, more fully and more effectively deal and communicate with its stockholders and the investment banking, investment, and financial communities (collectively, the "Investment Community"). In connection with Consultant's activities on the Company's behalf, Consultant will familiarize itself with the business, operations, properties, financial condition and prospects of the Company. In connection with the consultant's role as the Company's financial advisor, Consultant would expect its services to include preparation of research relating tot he company, its business, prospects, financial condition, and results of operations, the effective distribution and communication of such research to the Investment Community, the assistance of the Company with the preparation and distribution of other corporate communications, including press releases, as well as such other services as may be mutually agreed upon by Consultant and the Company, and the development, implementation and maintenance of an ongoing program to increase the Investment Community's awareness of the Company's activities and to stimulate the Investment Community's interest in the Company. The Company acknowledges that Consultant will devote such time as is reasonably necessary to perform the services for the Company, having due regard for Consultant's commitments and obligations to other businesses for which it performs consulting services.

         (b) This Agreement shall be for a period of one year commencing October 18, 2000 and terminating October 17, 2001.

         (a) In connection with Consultant's activities on the Company's behalf, the Company will cooperate with Consultant and will furnish Consultant with all information and data concerning the Company, its subsidiaries and affiliates (the "Information") which Consultant deems appropriate and will provide Consultant with access to the Company's officers, directors, employees, independent accountants and legal counsel. The Company represents and warrants that all Information made available to Consultant by the Company will, at all times during the period of engagement of Consultant hereunder, will be complete and correct in all material respects and will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading in the light of the circumstances under which such statements are made. The Company further represents and warrants that any projections provided by it to Consultant will have been prepared in good faith and will be based upon assumptions which, in light of the circumstances under which they are made, are reasonable. The Company acknowledges and agrees that, in rendering its services hereunder, Consultant will be using and relying on the Information without independent verification thereof by Consultant or independent appraisal by Consultant of any of the Company's assets. Consultant does not assume responsibility regarding the Company, its subsidiaries and affiliates. Any advice rendered by Consultant pursuant to this Agreement may not be disclosed publicly without the Company's prior written consent.

         (b) Consultant shall not disclosed, without the consent of the Company, any Information which is delivered by the Company to Consultant in connection with Consultant's services hereunder, except information which has been theretofore filed publicly or which is a matter of public record (the "Confidential Information"). Consultant will not be bound by the foregoing limitation in the event (i) the Confidential Information is otherwise disseminated and becomes public information or (ii) the Company is required to disclosed the Confidential Information pursuant to applicable law, rules, regulations, a subpoena or other judicial or administrative order or process.

                  In consideration of Consultant's services pursuant to this Agreement, Consultant shall be entitled to receive, and the Company agrees to pay Consultant, the following compensation:

         (a) Warrants exercisable for an aggregate of 500,000 shares (the "Shares") of common stock, par value of $.001 per share, of the Company, at the exercise price of $1.00 per share. Such warrants shall be exercisable for the period commencing on the date hereof and terminating on the date 90 days following the date of the effectiveness under the Securities Act of 1933, as amended, of the registration statement referenced in paragraph 7 hereof. Such warrants shall also provide for adjustment of the exercise price thereof and the number of shares of common stock issuable upon the exercise thereof in the event of (i) the declaration of dividends on the outstanding common stock payable in shares of its capital stock; (ii) subdivision of the outstanding common stock;
(iii) combination of the outstanding common stock into a smaller number of shares; or (iv) issuance of any shares of its capital stock by reclassification of the common stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation).

         (b) In addition to the compensation and expense reimbursement referred to in clause (a) above, Consultant shall be entitled to receive from the Company a "Transaction Fee", as a result of any Transaction (as described below) between the Company and any other company, entity, group or persons or other party which is introduced to, or put in contact with, the Company by Consultant, or by which the Company has been introduced to, or has been put in contact with, by Consultant. A "Transaction" shall mean merger, sale of stock, sale of assets, consolidation, loan or other similar transaction or series or combination of transactions to a third entity or person, stock, assets or any interest in its business in exchange for stock, assets, securities, cash or other valuable property or rights, or wherein they make a contribution of capital or services to a joint venture, commonly owned enterprise or business opportunity with the other for purposes of future business operations and opportunities. To be a Transaction covered by this section, the transaction must occur during the term of this Agreement or the one-year period following the expiration of this Agreement. The calculation of a Transaction Fee shall be based upon the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by or to the Client and shall be based on a Lehman fee, beginning at 5% of the first $1 million of dollar value of the Transaction and decreasing in 1% increments with each million dollars or part thereof thereafter. Such fee shall be paid by certified funds at the closing of the Transaction.

         4. In addition to the fees described in paragraph 5 above, the Company agrees to promptly reimburse Consultant, upon request from time to time, for all out-of-pocket expenses incurred by Consultant (including fees and disbursements of counsel, and of other consultants and advisors retained by Consultant) in connection with the matters contemplated by this Agreement, provided, however, that such expenses have been approved in advance by the Company and have been appropriately and accurately documented.

         5. The Company agrees to indemnify Consultant in accordance with the indemnification provisions (the "Indemnification Provisions") attached to this Agreement, which Indemnification Provisions are incorporated herein and made a part hereof.

         6. The Company may terminate this Agreement at any time upon ten days' prior written notice, without liability or continuing obligation, except as set forth in the following sentence. Neither termination of this Agreement nor completion of the assignment contemplated hereby shall affect: (i) any compensation earned by Consultant up to the date of termination or completion, as the case may be, (ii) the reimbursement of expenses incurred by Consultant up to the date of termination or completion, as the case may be, (iii) the provisions of paragraphs 3 through 16 of this Agreement and (v) the attached Indemnification Provisions which are incorporated herein, all of which shall remain operative and in full force and effect.

         7. The Company agrees to use reasonable best efforts to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to the resale of the Shares by _______________, 200_ to cause such registration statement to be declared effective under the Securities Act as soon as reasonably practicable thereafter, and to keep such registration statement effective until the earlier of (a) the sale of the Shares pursuant thereto and (b) the date upon which the Shares may be sold without restriction under Rule 144(e) under the Securities Act. The parties acknowledge, however, that there may be a period during which the Shares may not be resold pursuant to the Securities Act in order to comply therewith.

         8. The Company acknowledges and consents to Consultant rendering public relations, consulting and/or communications services to other clients of Consultant engaged in the same or similar business as that of the Company.

         9. It is expressly agreed that Consultant is acting as an independent contractor in performing its services hereunder. The Company shall carry no workers compensation insurance or any health or accident insurance on Consultant or Consultant's employees. Consultant shall not pay any contributions to social security, unemployment insurance, Federal or state withholding taxes nor provide any other contributions or benefits which might be customary in an employer/employee relationship.

         10. This Agreement shall not be assigned by either party without the written consent of the other party.

         11. Any notice to be given by either party to the other hereunder shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, addressed to such party at the address specified on the first page of this Agreement or such other address as either party may have given to the other in writing.

         12. This Agreement contains the entire agreement and understanding between the parties and supersedes all prior negotiations, agreements and discussions concerning the subject matter hereof.

         13. This Agreement may not be altered or modified except by writing signed by each of the respective parties hereof. No breach or violation of this Agreement shall be waived except in writing executed by the party granting such waiver.

         14. The validity and interpretation of this Agreement shall be governed by the law of the State of California applicable to agreements made and to be fully performed therein.

         15. The benefits of this Agreement shall inure to the respective successors and assigns of the parties hereto and of the indemnified parties hereunder and their successors and assigns and representatives, and the obligations and liabilities assumed in this Agreement by the parties hereto shall be binding upon their respective successors and assigns.

         16. For the convenience of the parties hereto, any number of counterparts of this Agreement may be executed by the parties hereto. Each such counterpart shall be, and shall be deemed to be, an original instrument, but all such counterparts taken together shall constitute one and the same Agreement. This Agreement may not be modified or amended except in writing signed by the parties hereto.

         If the foregoing correctly sets forth our Agreement, please sign the enclosed copy of this letter in the space provided and return it to us.

                         Very truly yours,

                         NATIONAL FINANCIAL COMMUNICATIONS CORPORATION


                         By: \s\Geoffrey Eiten
                            ----------------------------
                               Name: Geoffrey Eiten
                               Title: President

Confirmed and Agreed to:

this ______ day of September, 2000.

NETGATEWAY, INC.

By: \s\ Donald M. Corliss Jr.
    ------------------------
         Name:
         Title:

                           INDEMNIFICATION PROVISIONS

         The Company (as such term is defined in the Agreement (as such term is below)) agrees to indemnify and hold harmless Consultant against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (and any and all actions, suite, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including, without limitation, the costs, expenses and disbursements as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation (whether or not in connection with litigation in which Consultant is a party), directly or indirectly, caused by, relating to, based upon, arising out of, or in connection with Consultant's acting for the Company, including, without limitation, any act or omission by Consultant in connection with its acceptance of or the performance or non-performance of its obligations under the letter agreement dated October 18, 2000, between Consultant and the Company as it may be amended from time to time (the "Agreement"); provided, however, such indemnity agreement shall not apply to any portion of any such loss, claim, damage, obligation, penalty, judgment, award, liability, cost, expense or disbursement to the extent it is found in a final judgment by a court of competent jurisdiction (not subject to further appeal) to have resulted primarily and directly from the gross negligence or willful misconduct of Consultant. The Company also agrees that Consultant shall not have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with the engagement of Consultant, except to the extent that any such liability is found in a final judgment by a court of competent jurisdiction (not subject to further appeal) to have resulted primarily and directly from Consultant's gross negligence or willful misconduct.

         If any action, suit, proceeding or investigation is commenced, as to which Consultant proposes to demand indemnification, it shall notify the Company with reasonable promptness; provided, however, that any failure by Consultant to notify the Company shall not relieve the Company from its obligations hereunder. Consultant shall have the right to retain counsel of its own choice to represent it, and the Company shall pay the fees, expenses and disbursements of such counsel; and such counsel shall, to extent consistent with its professional responsibilities, cooperate with the Company and any counsel designated by the Company. The Company shall not be liable for any settlement of any claim against Consultant made with the Company's written consent, which consent shall not be unreasonably withheld. The Company shall not, without the prior written consent of Consultant, settle or compromise any claim, or permit a default or consent to the entry of any judgment in respect thereof, unless such settlement, compromise or consent includes, as an unconditional term thereof, the giving by the claimant to Consultant of an unconditional release from all liability in respect of such claim.

         In order to provide for just and equitable contribution, if a claim for indemnification pursuant to these Indemnification Provisions is made, but it is found in a final judgment by a court of competent jurisdiction (not subject to further appeal) that such indemnification may not be enforced in such case, even though the express provisions thereof provide for indemnification in such case, then the Company, on the one hand, and the Consultant, on the other hand, shall contribute to the losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements to which the indemnification persons may be subject in accordance with the relative benefits received by the Company, on the one hand, and the Consultant, on the other hand, and also the relative fault of the Company, on the one hand, and the Consultant on the other hand, in connection with the statements, acts or omissions which resulted in such losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses or disbursements and the relevant equitable considerations shall also be considered. No person found liable for a fraudulent misrepresentation shall be entitled to contribution from any person who is not also found liable for such fraudulent misrepresentation. Notwithstanding the foregoing, Consultant shall not be obligated to contribute any amount hereunder that exceeds the amount of fees previously received by Consultant pursuant to the Agreement.

         Neither termination nor completion of the engagement of Consultant referred to above shall affect these Indemnification Provisions which shall then remain operative and in full force and effect.