Form 10-Q/A
period 2000-09-30
NETGATEWAY INC
filed 2000-11-22
CIK 1075736

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





                                NETGATEWAY, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended September 30, 2000 and September 30, 1999


                                                                         Three Months              Three Months
                                                                             Ended                     Ended
                                                                         September 30              September 30
                                                                             2000                      1999
                                                                     ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $ (6,680,035)             $ (5,219,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                                    419,326                   178,782
  Bad debt expense                                                                 321,847                         -
  Amortization of deferred compensation                                            159,959                    18,539
  Interest expense from beneficial conversion feature                              884,000                         -
  Common stock issued for services                                                   7,000                    14,400
  Warrants and options issued for services                                               -                    58,639
  Amortization of debt issue costs                                                   9,333                         -
  Amortization of debt discount                                                     21,583                         -
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                 (1,632,314)                 (643,266)
     Prepaid offering costs                                                              -                  (617,791)
     Inventory                                                                      (1,975)                    6,001
     Other assets                                                                 (394,033)                 (777,709)
     Deferred revenue                                                            2,751,127                 1,311,329
     Accounts payable and accrued expenses                                        (266,185)                2,279,328
                                                                     ----------------------    ----------------------
          Net cash flows used in operating activities                         $ (4,400,367)             $ (3,390,765)
                                                                     ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                            (38,025)                 (282,966)
                                                                     ----------------------    ----------------------
          Net cash used in investing activities                                  $ (38,025)               $ (282,966)
                                                                     ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds for issuance of stock                                                      -                 2,385,140
     Proceeds from exercise of options and warrants                                  2,250                         -
     Repayment of notes                                                            (52,502)                        -
     Cash paid for debt issue costs                                               (270,026)                 (439,956)
     Bank borrowing                                                                308,835                     4,257
     Proceeds from issuance of long term debt                                    2,500,000                 1,894,461
                                                                     ----------------------    ----------------------
          Net cash flows from financing activities                             $ 2,488,557               $ 3,843,902
                                                                     ----------------------    ----------------------

NET INCREASE (DECREASE) IN CASH                                                 (1,949,835)                  170,171

CASH AT THE BEGINNING OF THE PERIOD                                              2,607,491                   967,672

Effect of exchange rate changes on cash balances                                      (608)                   (1,058)

                                                                     ----------------------    ----------------------
CASH AT THE END OF THE PERIOD                                                    $ 657,048               $ 1,136,785
                                                                     ======================    ======================

Supplemental disclosures of non-cash transactions:
    Interest expense from beneficial conversion feature                            884,000                         -
    Common stock issued for services                                                 7,000                    14,400
    Warrants and options issued for services                                             -                    58,639
    Warrants issued for debt issuance                                              371,000
    Common stock issued for prepaid advertising                                                              300,000

Supplemental disclosure of cash flow information;
    Interest paid                                                                   61,012                 1,031,616



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