Form 10-Q
period 2000-12-31
NETGATEWAY INC
filed 2001-02-14
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-27941

                                NETGATEWAY, INC.
                                ---------------
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

                                 (801) 227-0004
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock as of December 31, 2000: 21,694,791

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets at December 31, 2000 (unaudited) and at
        June 30, 2000..........................................................3

Unaudited Condensed Consolidated Statements of Operations for the six months ended December 31, 2000 and December 31, 1999 .........................4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and December 31, 1999..........................5

Unaudited Consolidated Statement of Stockholders' Deficit .....................7

Notes to the Unaudited Condensed Consolidated Financial Statements ............9




                                NETGATEWAY, INC.
                      Condensed Consolidated Balance Sheets

                                                                      December 31                June 30,
                                                                          2000                     2000
                                                                      (Unaudited)
                                                                 -----------------------  -----------------------

Assets
Cash                                                                        $    39,706            $   2,607,491
Trade receivable, net                                                         4,356,561                2,383,544
Related party trade receivables                                                       0                    2,519
Unbilled receivables                                                             18,386                   12,293
Inventories                                                                      83,076                   98,372
Prepaid expenses                                                                120,783                  395,074
Other current assets                                                            428,156                  726,648
                                                                 -----------------------  -----------------------
  Total current assets                                                        5,046,668                6,225,941

Property and equipment, net                                                   1,840,574                3,026,487
Intangible assets, net                                                          872,504                2,167,024
Other assets                                                                  1,510,977                  889,948
                                                                 -----------------------  -----------------------
Total Assets                                                              $   9,270,723            $  12,309,400
                                                                 =======================  =======================

Liabilities and Stockholders'  Deficit
Accounts payable                                                          $   4,843,804            $   2,839,727
Bank overdraft                                                                  820,527                  330,307
Accrued wages and benefits                                                    1,453,982                1,454,819
Accrued liabilities                                                           2,231,393                1,311,859
Capital leases                                                                   87,897                   87,897
Current portion of notes payable                                                408,535                  102,326
Current portion of deferred revenue                                          14,614,743               14,943,860
Convertible debenture                                                         2,276,972                        -
                                                                 -----------------------  -----------------------
  Total current liabilities                                               $  26,737,853            $  21,070,795

Deferred revenue, net of current portion                                        988,276                1,023,292
Other liabilities                                                               125,625                  449,785
Capital leases                                                                   47,379                   47,379
                                                                 -----------------------  -----------------------
  Total Liabilities                                                       $  27,899,133            $  22,591,251
                                                                 -----------------------  -----------------------

Minority interest                                                               355,159                  494,449
Stockholders' deficit:
  Preferred stock, par value $.001 per share.  Authorized
    5,000,000 Shares; issued and outstanding 0 shares                                 -                        -
  Common stock, par value $.001 per shares.  Authorized
    250,000,000; issued and outstanding 21,694,791 and
    21,648,732 at December 31, 2000 and June 30, 2000
    respectively                                                                 21,695                   21,649
  Additional paid-in capital                                                 59,247,103               58,012,244
  Deferred compensation                                                        (300,805)                (724,994)
  Accumulated other comprehensive loss                                           (4,972)                  (4,267)
  Accumulated deficit                                                       (77,946,590)             (68,080,932)
                                                                 -----------------------  -----------------------
    Total stockholders' deficit                                         $   (18,983,569)          $  (10,776,300)
                                                                 -----------------------  -----------------------


Total Liabilities and Stockholders' Deficit                               $   9,270,723            $  12,309,400
                                                                 =======================  =======================



                                NETGATEWAY, INC.
                          Unaudited Condensed Consolidated Statements of Operation for the
                      Three Months and Six Months Ended December 31, 2000 and December 31, 1999

                                                Three Months         Three Months           Six Months            Six Months
                                                   Ended                 Ended                Ended                 Ended
                                                December 31,         December 31,          December 31,          December 31,
                                                    2000                 1999                  2000                  1999
                                             -------------------   ------------------   -------------------   -------------------

Service revenue                                    $ 14,179,643          $ 4,671,502          $ 21,605,501           $ 8,614,011
Product sales                                           491,861            2,794,147             1,016,765             4,116,315
                                             -------------------   ------------------   -------------------   -------------------
  Total revenue                                      14,671,504            7,465,649            22,622,266            12,730,326

Cost of service revenue                               2,227,512            1,087,258             4,417,419             3,459,637
Cost of product sales                                   300,642              475,007               634,534             1,605,363
                                             -------------------   ------------------   -------------------   -------------------
  Gross profit                                       12,143,350            5,903,384            17,570,313             7,665,326

Product development                                     443,013            1,834,939             1,657,337             1,834,939
Selling and marketing                                 6,976,100            6,222,539            13,926,647            11,327,199
General and administrative                            5,560,729           16,327,862             7,808,934            16,987,856
Depreciation and amortization                           420,763              230,185               840,090               408,967
Bad debt expense                                      1,809,138    -                             2,130,985    -
                                             -------------------   ------------------   -------------------   -------------------
  Total operating expenses                           15,209,743           24,615,525            26,363,993            30,558,961

  Loss from Operations                               (3,066,393)         (18,712,141)           (8,793,680)          (22,893,635)

Other income (expense)                                  (16,462)              10,196               (24,198)                4,289
Interest expense                                       (103,380)          (3,742,342)           (1,048,392)           (4,773,958)
                                             -------------------   ------------------   -------------------   -------------------
  Total other expenses                                 (119,842)          (3,732,147)           (1,072,591)           (4,769,669)

                                             -------------------   ------------------   -------------------   -------------------
Net loss                                      $      (3,186,236)      $  (22,444,288)      $    (9,866,271)       $  (27,663,304)
                                             ===================   ==================   ===================   ===================

Basic and diluted loss per share                         (0.15)               (1.27)                (0.45)                (1.76)
                                             ===================   ==================   ===================   ===================

Basic and diluted weighted
     average shares outstanding                      21,691,464           17,628,962            21,693,127            15,744,396





                                NETGATEWAY, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
        For the Six Months Ended December 31, 2000 and December 31, 1999

                                                                      Six Months Ended       Six Months Ended
                                                                        December 31            December 31
                                                                            2000                   1999
                                                                   ---------------------- -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (9,866,271)          $ (27,663,304)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                                   840,090                 408,967
  Bad debt expense                                                              2,130,985                       -
  Loss on disposal of fixed assets and intangibles                              1,727,013
  Amortization of deferred compensation                                           255,555                 251,533
  Interest expense from beneficial conversion feature                             884,000                    -
  Common stock issued for services                                                  7,000               3,389,400
  Stock issued in exchange for cancellation of options                                  -               8,400,000
  Warrants and options issued for services                                              -                 172,853
  Amortization of debt issue costs                                                 40,168              585,592.00
  Amortization of debt discount                                                    27,805            4,022,550.00
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                (3,760,538)             (2,273,353)
     Prepaid offering costs                                                             -                (132,548)
     Inventory                                                                     15,296                 (44,937)
     Other assets                                                                 (79,082)                263,768
     Deferred revenue                                                            (364,133)              3,690,870
     Accounts payable and accrued expenses                                      2,596,365               2,284,075
                                                                   ---------------------- -------------------------
          Net cash flows used in operating activities                          (5,545,747)             (6,644,534)
                                                                   ---------------------- -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in acquisition                                                                             16,905
  Repayment of notes receivable                                                                            30,000
  Purchase of equipment                                                           (49,987)             (1,305,490)
                                                                   ---------------------- -------------------------
          Net cash used in investing activities                                   (49,987)             (1,258,585)
                                                                   ---------------------- -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds for issuance of stock                                                     -              25,164,985
     Proceeds from exercise of options and warrants                                 2,250                       -
     Repayment of notes                                                           (53,791)             (6,555,943)
     Repayment of note to a related party                                                                  (1,799)
     Cash paid for debt issue costs                                              (270,025)               (104,178)
     Bank borrowing                                                               540,220                 169,606
     Proceeds from issuance of notes payable                                                            1,576,901
     Proceeds from issuance of long term debenture                              2,500,000                       0
     Proceeds from issuance of long term debt                                     310,000
                                                                   ---------------------- -------------------------
          Net cash flows from financing activities                              3,028,654              20,249,572
                                                                   ---------------------- -------------------------

NET INCREASE (DECREASE) IN CASH                                                (2,567,080)             12,346,453

CASH AT THE BEGINNING OF THE PERIOD                                             2,607,491                 906,698
Effect of exchange rate changes on cash balances                                     (705)                   (562)
                                                                   ---------------------- -------------------------
CASH AT THE END OF THE PERIOD                                                  $   39,706            $ 13,252,589
                                                                   ====================== =========================

Supplemental disclosures of non-cash transactions:
    Conversion of debt to common stock                                                                    200,000
    Interest expense from beneficial conversion feature                           884,000                    -
    Common stock issued for services                                                7,000                    -
    Common stock issued for prepaid advertising                                                           300,000
    Warrants issued to settle an obligation                                                                53,534
    Warrants issued for debt issuance                                             371,000                 145,876
Supplemental disclosure of cash flow information;
    Interest paid                                                                  61,012                      -


                                                                                   NETGATEWAY, INC.
                                                                   Consolidated Statement of Stockholders' Deficit



                                                          Common Stock                     Additional
                                             ---------------------------------------        Paid-in           Deferred
                                                    Shares              Amount              Capital         Compensation
                                             --------------------- -----------------  -----------------  --------------------


Balance June 30, 2000                                  21,648,732    $     21,649       $  58,012,244    $          (724,994)



Exchange for Stores On Line stock                          37,144    $         37       $     139,253    $                 -



Stock Options Exercised                                     1,915    $          2       $       2,248    $                 -



Shares issued for services                                  7,000    $          7       $       6,993    $                 -

Amortization of deferred
  compensation                                                  -    $          -       $           -    $           159,959



Forfeture of stock options                                      -    $          -       $       (93,130)   $          93,129 $



Beneficial Conversion Feature on debt                           -    $          -       $       884,000     $              -



Warrants issued for convertible debentures                      -    $          -     $         371,000     $              -

Foreign currency translation
   adjustment                                                   -    $          -      $             -      $              -


Amortization of deferred
  compensation                                                  -   $           -      $      $       -     $          95,597




Forfeture of deferred compensation                              -   $           -      $        (75,505)    $          75,505



Net Loss                                                        -   $           -      $              -     $               -

Foreign currency translation
 adjustment                                                     -    $           -      $              -     $               -




Comprehensive Loss
                                             --------------------- -----------------  --------------------------------------------

Balance December 31, 2000                              21,694,791   $     21,695       $     59,247,103    $        (300,805)
                                             ===================== =================  =================== ==========================

                                   (CONTINUED)



                                   CONTINUED)
                                                                Accumulated
                                                                   Other                 Total
Balance June 30, 2000                       Accumulated        Comprehensive         Shareholders'
                                              Deficit               loss                Deficit
                                           ---------------    -----------------  ---------------------

Exchange for Stores On Line stock          $  (68,080,932)         $     (4,267)         $  (10,776,300)



Stock Options Exercised                    $            -           $         -          $      139,290



Shares issued for services                 $            -           $         -          $        2,250

Amortization of deferred
  compensation
                                           $            -           $         -          $        7,000


Forfeture of stock options                 $            -           $         -          $      159,959



Beneficial Conversion Feature on debt      $            -            $        -          $           (1)



Warrants issued for convertible debentures $            -            $        -          $      884,000

Foreign currency translation
   adjustment
                                           $             -            $       -          $      371,000

Amortization of deferred
  compensation                             $          (118)           $     608          $         (726)



                                            $            -            $       -          $       95,597
Forfeture of deferred compensation



Net Loss                                    $             -           $       -          $             -

Foreign currency translation
 adjustment
                                            $     9,866,271           $       -          $   (9,866,271)


                                            $           731           $    (97)                     633
Comprehensive Loss


Balance December 31, 2000                                                               ----------------
                                                                                             (9,865,637)
                                           ----------------        -------------------- -----------------

                                             $  (77,946,590)          $   (4,972)        $  (18,983,569)
                                           ================         =================== ================



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

(2)      Summary of Significant Accounting Policies

         (a)......Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's acquisition of Galaxy Enterprises on June 26, 2000 was accounted for under the pooling-of-interest method and accordingly all periods prior to the acquisition have been restated to include the accounts and results of operations of Galaxy Enterprises for all periods presented. All Galaxy common stock and common stock option information has been adjusted to reflect the exchange ratio. All significant intercompany balances and transactions have been eliminated in consolidation.

         (b)......The  information  furnished  is  unaudited  and  reflects  all adjustments that, in the opinion of management, are necessary to provide a fair statement and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 as filed with the Securities and Exchange Commission (the "SEC").

         (c)......Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of products provided in conjuction with the Internet training workshops.

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

     Computer and office equipment ...................3 to 5 years
     Furniture and fixtures...........................4 years
     Computer software................................3 years
     Leasehold improvements...........................4 years (term of lease)

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

         (e)......Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology.......................5 to 7 years
            Goodwill..................................10 years

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

         Revenue from Internet training workshops (which entitle the customer to attend the workshop, activate Web sites and receive customer Web site hosting) is deferred and recognized over a twenty-four month period which represents the twelve months in which a customer can activate a web site plus twelve months of free hosting upon activation. Revenue from web site hosting rights that expire is recognized at the point of expiration. Revenue from manufactured multimedia products is recognized when products are shipped. Revenues from the "Complete Store-Builder Packet", banner advertising and mentor services are recognized when delivered.

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

         (l) .....Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at actual exchange rates on the date of the transaction. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the six months ended December 31, 2000 and 1999.

         (m) .....Loss Per Share

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to Accounting Principles Board (APB) Opinion No. 15. There were 3,816,042 options and 1,553,160 warrants to purchase shares of common stock that were outstanding during the three months ended December 31, 2000 and 3,275,540 options and 1,755,666 warrants to purchase shares of common stock that were outstanding during the three months ended December 31, 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

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

         (o) .....Reclassifications

         Certain amounts have been reclassified to conform to current year presentation.

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

(5)      Notes Payable and Convertible Debentures

In July 2000, the Company entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible into the number of shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million may be drawn down by the Company three business days after the satisfaction by the Company of certain conditions, including that there be on file an effective registration statement covering the shares issuable upon conversion of the debenture and certification by the Company of its ability to honor a conversion of the entire balance of the debenture and an exercise of all related warrants without violating the capitalization regulations of the principal exchange on which the shares of our common stock are then listed. Effective as of January 25, 2001, we reached an agreement with King William LLC to restructure this debenture. Under the terms of the agreement no second tranche of the debenture will be available and the note is scheduled to be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001. Additionally, Netgateway has allowed King William to retain the right to convert any or all portion of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days or if Netgateway does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. During the first week of February, 2001 the initial payment of $250,000 as called for by the agreement was made. As of the date of the Restructuring Agreement the Company was in default under the Convertible Debenture but pursuant to the terms of the Restructuring Agreement the holder of the Convertible Debenture has waived all of these defaults as of the date of the Restructuring Agreement.

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

         In August 2000, the Company entered into a private equity credit agreement with King William, LLC. Under the terms of the agreement, the Company has the right to issue and sell to King William up to $10 million of our common stock at 87.5% of the market price at the time of sale, subject to certain conditions and adjustments. In addition, for each 10,000 shares of common stock that the Company issues and sells to King William, the Company will issue a warrant to King William to purchase 1,500 shares of the Company common stock at an exercise price equal to 125% of the market price of the common stock as of the put date and exercisable for a period of five years from the put date, together with cashless exercise and piggy back registration rights. Under the terms of the Restructuring Agreement this agreement was terminated effective as of the date of the Restructuring Agreement and no termination payment or additional warrants were issued in connection therewith.

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

         During the three-month period ending December 31, 2000, the Company did not issue shares of common stock.

(7)      Segment Information

         The Company has two principal business segments (Internet services and multimedia products). The first is primarily engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. The second is primarily engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. Management evaluates segment performance based on the contributions to earnings of the respective segment. Management has not included information relative to Interest Income, Interest Expense or Income Taxes, because we do not evaluate these items in our decisions relative to allocation of resources to the segments of the Company. An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows:




                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                     DECEMBER 31,                               DECEMBER 31,

                                                 2000                 1999                  2000                 1999
                                              ----------          ----------             ----------          ----------

Service revenue:
     Internet services                   $    14,179,643     $      4,671,502       $    21,605,500       $    8,614,011
     Multimedia services                         491,861            2,794,147             1,016,765            4,116,315
                                         ----------------    -------------------    -------------------   --------------
Total consolidated revenue               $    14,671,504     $      7,465,649       $    22,622,265       $   12,730,326
                                         ================    ===================    ===================   ==============
(Loss) income from operations:
     Internet services                   $    (2,874,936)    $    (18,557,621)      $    (8,509,513)      $  (22,623,992)
     Multimedia services                        (191,457)            (154,520)             (284,167)            (269,643)
                                         ----------------    -------------------    -------------------   ---------------
                                         $    (3,066,393)    $    (18,712,141)       $   (8,793,680)      $  (22,893,635)
                                         ================    ===================    ===================   ===============
Net (loss) income:
     Internet services                   $    (2,993,876)    $    (22,289,358)      $    (9,581,444)      $  (27,389,847)
     Multimedia services                        (192,360)            (154,930)             (284,827)            (273,457)
                                         ----------------    -------------------    -------------------   ---------------
                                         $    (3,186,236)     $   (22,444,288)      $    (9,866,271)      $  (27,663,304)
                                         ================    ===================    ===================  ================
Depreciation and amortization:
     Internet services                   $       411,605     $        225,297       $       821,774       $      398,509
      Multimedia services                          9,158                4,888                18,316               10,458

                                         ----------------    -------------------    -------------------   ---------------
                                         $       420,763     $        230,185       $       840,090       $      408,967
                                         ================    ===================    ===================   ===============
Capital expenditures:
     Internet services                   $        11,963     $      1,054,765       $        97,917       $    1,337,731
      Multimedia services                              -               22,684                     -               22,684

                                          ---------------    -------------------    -------------------   --------------

                                         $        11,963     $      1,077,449       $        97,917       $    1,360,415
                                          ===============    ===================    ===================   ==============
Assets:
     Internet services                   $     8,510,458     $     19,956,236       $     8,510,458       $   19,956,236
      Multimedia services                        760,265              880,485               760,265              880,485

                                         ----------------    -------------------    -------------------   --------------
Total consolidated assets                $     9,270,723     $      20,836,721      $     9,270,723       $   20,836,721
                                         ================    ===================    ===================   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Condition And Results Of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in or referred to in the Annual Report on Form 10-K for the year ended June 30, 2000, filed on September 22, 2000, under the heading Information Regarding Forward-Looking statements. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

General

         As part of our ordinary cash flow  management  and in order to generate liquidity, we have in the past sold on a discounted basis a portion of the installment contracts generated by our Galaxy Mall Internet training business to a third party financial institution for cash. Because this financing source has been engaged in its own recapitalization it has been, since early September, no longer able to purchase our installment contracts at historical levels. This third party has informed us that due to further delays in its recapitalization, it cannot commit to a date by which it will be able to purchase the accumulated unpurchased installment contracts and resume purchasing newly created installment contracts at historical rates. As of December 31, 2000, we had over $4.7 million of these installment contracts, of which, based on underwriting criteria historically used by this third party, approximately $2.4 million would be eligible for purchase on a discounted basis. We have entered into arrangements with other financial institutions who have purchased a small portion of this portfolio of installment contracts but to date these financial institutions have not purchased installment contracts at rates adequate to provide us with sufficient liquidity and some of them have applied stricter underwriting criteria than the financial institution we have worked with in the past. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts has had a material negative impact on our near-term liquidity and cash position. (See Liquidity and Capital Resources below).

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

Results of Operations

Six month period ended December 31, 2000 and the second fiscal quarter ended December 31, 2000 compared to the six month period ended December 31, 1999 and the second fiscal quarter ended December 31, 1999.

     Revenue

         Total revenues for the six months period ended December 31, 2000 increased to $22,622,266 from $12,730,326 in the comparable period of the prior fiscal year, an increase of 78%. Total revenues for the October to December, 2000 quarter (second fiscal quarter) increased to $14,671,504 from $7,465,649 in the comparable period of the prior fiscal year, an increase of 97%. Total revenues for the relevant periods are comprised of service revenues and product sales.

         Service revenues include revenues from the design and development of Internet Web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate Web sites and hosting), sales of banner advertising, mentoring and transaction processing. Service revenues for the six months ended December 31, 2000 increased to $21,605,501 from $8,614,011 for the comparable, period of the prior year, an increase of 151%. Service revenues for the second fiscal quarter increased to $14,179,643 from $4,671,502 for the comparable period of the prior year, an increase of 204%.

         The increase can be attributed to two major factors. There was an increase in the number of Internet training workshops conducted during the periods. The number increased to 188 workshops for the current fiscal year to date from 124 in the six months period ended December 31, 1999. For the quarter the workshops held were 93 in 2000 compared to 66 in 1999.

         The second factor contributing to the increased revenue was a change in the business model for our Galaxy Mall Internet workshop training business. Effective October 1, 2000, the product delivered at the Internet training workshop is a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. Should the customer elect to prepay the Company for hosting, the revenue will be recognized as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. Revenues and earnings are anticipated to be enhanced in future periods since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods over the next seven quarters. During the period from October to December 2000, we recognized $5,570,939 in revenue from sales made prior to October 1, 2000 and deferred revenue from the current quarter's sales of $2,579,376 to future periods. The net change of $2,991,572 increased revenues for the six months period ending December 31, 2000 and the currant fiscal quarter by that same amount.

         Product sales, relating to the sale of our multimedia products, for the six months period ended December 31, 2000 decreased to $1,016,675 from $4,116,315 in the comparable prior period. Product sales for the second fiscal quarter decreased to $491,861 from $2,794,147 in the comparable prior period. Product sales were lower because the six month period ended December 31, 1999 included two large non-recurring orders that accounted for approximately $2,000,000 of that period's product revenues.

         The multimedia products are designed, manufactured and marketed by a wholly owned subsidiary of the Company, IMI, Inc. On January 11, 2001 Netgateway, Inc. sold its subsidiary to an unrelated third party for a cash down payment of $300,000 and a ten year note having a principle balance of approximately $1.3 million.

     Gross Profit

         Gross profit is calculated as revenue less the cost of sales, which consists of the cost to conduct Internet training workshops, to program customer storefronts, customer support expenses and the cost of tangible products sold. Gross profit for the six months period ended December 31, 2000 increased to $17,570,313 from $7,665,326 in the comparable prior period. For the current fiscal quarter gross profit increased to $12,143,350 from $5,903,384 in the same quarter of 1999. The increase in gross profit primarily reflects the increased sales volume of services provided through our Internet training workshops and the effect on revenues from the sale of the "Complete Store-Building Packet" as explained above.

         Gross margin percentages increased for the six months period ended December 31, 2000 to 78% of revenue from 60% of revenue in 1999. For the current quarter gross margin percentages increased to 83% from 79% in the comparable period of 1999. The increase in the gross profit as a percentage of revenue is due to the increase in the service revenues and the decrease in product sales since the contribution to profits from the service segment is much greater than the product segment.

     Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the six months period ended December 31, 2000 decreased to $1,657,337 from $1,834,939 in the comparable prior period. The majority of development expenses for the Internet Commerce Center (ICC), our core technology platform, were incurred in the third and fourth quarters of the fiscal year ended June 30, 2000. These expenses in the quarters ending June 30 and March 31, 2000 were $2,358,399 and $2,342,665, respectively. The approximately $.4 million spent on product development during the current quarter and the approximately $1.2 million spent in the July to September 2000 quarter represent a decrease from the prior two quarters and the product development expenditures should continue to decline as the basic development of the ICC is completed. Beginning in October 2000 there were reductions in personnel working on the development of the ICC. The total number of person from this area leaving the company through January 31, 2001 were 33.

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

     Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are also included. Selling and marketing expenses for the six months period ended December 31, 2000 and the second fiscal quarter increased to $13,926,647 and $6,976,100 from $11,327,199 and $6,222,539 in the comparable prior periods respectively. The increase in selling and marketing expenses is primarily attributable to infrastructure costs as we expanded and incurred additional costs related to the growth of our business, including expenses associated with the increased number of Internet training workshops conducted. Selling and marketing expenses did not increase as rapidly as revenue growth. These expenses as a percentage of sales decreased for the six months period ended December 31, 2000 and the second fiscal quarter to 62% and 48% from 89% and $83% in the comparable prior periods respectively

         Beginning in December 2000 there were reductions in personnel selling B2B solutions to larger corporate customers and in the cable commerce division which markets services to television cable companies. The total number of selling and marketing personnel leaving the company through January 31, 2001 were 26.

     General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six months period ended December 31, 2000 and the second fiscal quarter decreased to $7,808,934 and $5,560,729 from $16,987,856 and $16,327,862 in the comparable prior periods respectively. This decrease is primarily attributable to the decrease in payroll and related expenses that resulted from the relocation of our headquarters and a reduction in costs and expenses associated with obtaining equity capital.

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

         Beginning in October 2000 there were reductions in personnel in accounting, the in-house legal department, and general administrative positions. The total number of administrative personnel leaving the company through January 31, 2001 were 15.

         Included in general and administrative expenses for the six months period ended December 31, 2000, were several one time charges that are not expected to recur. Principally these were related to our relocation to Orem and the merger with Galaxy Enterprises, Inc. These included:

                  Relocation                     $385,000
                  Merger related                  165,000
                                                  -------

                  Total                          $550,000

         Bad Debt Expense

         Bad debt expense for the six months period ended December 31, 2000 and the current fiscal quarter were $2,130,985 and $1,809,138 respectively. There was no identified similar expense in the comparable prior periods. $675,000 of bad debt expense was included in general and administrative expenses during the six months period ending December 31, 1999. Management believes bad debts expense should be reported on a separate line item in the statement of operations. The expense is primarily due to the establishment of a provision for doubtful accounts that relates to the installment contracts the Company accepts as payment for the products and services sold at its Internet training workshops. We accept installment contract payments from all customers without regard to their credit history, if they are willing to make a down payment of from 5% to 10%. As a result we establish a 50% reserve for doubtful accounts to provide for future expected losses. The additional costs associated with assisting these customers to complete their electronic store fronts and host them on our Galaxy Mall after the sale is made at the workshop is small. If they fail to honor their commitment to us we discontinue hosting of their storefront. Accepting this method of payment has increased the number of workshop attendees who purchase our products and services.

         Interest (Income) Expense, Net

         Interest expense for the six months period ended December 31, 2000 decreased to $1,048,392 from $4,773,958 in the comparable prior period. Interest expense in the current period consists primarily of a one-time recording of $884,000 as the fair value of the beneficial conversion feature of an 8% convertible debenture to King William, LLC and the actual interest accrued on the debenture. (See Liquidity and Capital Resources) The interest expense for the six months period ended December 31,1999 was primarily attributable to various debt instruments that have been repaid.

     Income Taxes

         We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     Cash

         At December 31, 2000, we had $39,706 in cash on hand, a decrease of $2,567,785 from June 30, 2000.

         Net cash used in operating activities was $5,545,747 for the six months period ended December 31, 2,000. Net cash used in operations was primarily attributable to $9,866,271 in net losses and increases in assets, partially offset by non-cash charges. Increases in assets during the six months period ended December 31, 2000 included $3,760,538 in accounts receivable resulting from the growth in revenues and the failure of a financial institution to purchase installment contracts from the Company that were generated from our Internet training workshops in historical quantities. Non-cash charges include recording a $884,000 interest expense as the fair value of the beneficial conversion feature of a convertible debenture issued to King William, LLC. (See Liquidity and Capital Resources), $840,090 as depreciation and amortization, $2,130,985 as bad debt expense and 1,727,013 to write off fixed and intangible assets.

         The write off of fixed assets resulted from an inventory being taken at the time of the relocation from Long Beach, California to Orem, Utah. Some of the assets on the books could not be found and others were determined to be of no value to the Company and were scraped. The write off of intangibles resulted from the determination that the acquired technology relative to Stores On Line, Inc., a subsidiary of the Company, was no longer being used and had no resale value.

          Increases in liabilities included $2,596,364 in accounts payable and accrued expenses.

         Net cash used in investing activities was $49,987 for the six months period ended December 31, 2000, and consisted of purchases of property and equipment. Equipment purchases were less than in prior periods and are anticipated to remain low for the next several quarters.

         Net cash provided by financing activities of $3,028,654 for the six months period ended December 31, 2000, was primarily from $2,500,000 in proceeds from the issuance of a convertible debenture as more fully described elsewhere in this filing and loans from a bank and a related party.

         As a result of our inability to sell the installment contracts generated by our Galaxy Mall Internet workshop training business in accordance with past practices and due to operating losses, we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. Because this additional capital is not currently available under our arrangements with King William LLC (See Arrangements with King William LLC below) we have sought and will continue to seek such capital through public or private sales of our equity and debt securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our business lines or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of the Internet Commerce Center or control of one or more of our businesses.

         In January and February, 2001, we consummated a private placement of convertible promissory notes for a total value of approximately $1.8 million at 8% interest. The note holder can convert at any time after six months at a rate $.25 per share of unregistered common stock or the company may convert at any time after six month if for a period of twenty consecutive trading days the average of the closing bid and ask prices per share of our common stock is or exceeds $.75 as reported on Nasdaq's OTC Bulletin Board Service. The proceeds from the notes are to be used to pay down debt.

     Accounts Receivable

         Accounts receivable, net of allowance for doubtful accounts, was $4,356,561 at December 31, 2000 compared to $2,383,544 at the prior fiscal year's end, June 30, 2000. This increase is principally the result of an increase in service revenue through our Internet training workshops. A relatively constant and significant portion of these revenues have been made on an installment contract basis. We have in the past sold on a discounted basis a portion of these installment contracts to a third party financial institution for cash. Because this financing source has been engaged in its own recapitalization it has been, since early September, no longer able to purchase our installment contracts at historical levels. This third party has informed us that due to further delays in its recapitalization, it cannot commit to a date by which it will be able to purchase the accumulated unpurchased installment contracts and resume purchasing newly created installment contracts at historical rates. As of December 31, 2000, we had over $4.7 million of these installment contracts, of which, based on underwriting criteria historically used by this third party, approximately $2.4 million would be eligible for purchase on a discounted basis. We have recently entered into arrangements with other financial institutions who have purchased a small portion of this portfolio of installment contracts but to date these financial institutions have not purchased installment contracts at rates adequate to provide us with sufficient liquidity and some of them have applied stricter underwriting criteria than the financial institution we have worked with in the past. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts has had a material negative impact on our near-term liquidity and cash position.

     Delisting of Common Stock

         In letters dated September 26, 2000 we were advised by The Nasdaq Stock Market, Inc. that we no longer met the criteria for continued listing on the Nasdaq National Market.

         On January 10, 2001 our common stock was delisted from the Nasdaq National Market, and our stock began to trade on the National Association of Securities Dealers OTC Electronic Bulletin Board.

          The delisting of our common stock may have an adverse impact on the market price and liquidity of our securities and could adversely affect our ability to attract additional investors. This would likely have a material adverse effect on our liquidity because sales of additional shares of our common stock is currently the principal potential source of additional funds required to operate our businesses. (See Arrangements with King William, LLC below).

     Arrangements with King William, LLC

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible into the number of shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million may be drawn down by the Company three business days after the satisfaction by the Company of certain conditions, including that there be on file an effective registration statement covering the shares issuable upon conversion of the debenture and certification by the Company of its ability to honor a conversion of the entire balance of the debenture and an exercise of all related warrants without violating the capitalization regulations of the principal exchange on which the shares of our common stock are then listed. Effective as of January 25, 2001, we reached an agreement with King William LLC to restructure this debenture. Under the terms of the agreement no second tranche of the debenture will be available and the note is scheduled to be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001. Additionally, Netgateway has allowed King William to retain the right to convert any or all portion of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days or if Netgateway does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. During the first week of February, 2001 the initial payment of $250,000 as called for by the agreement was made. As of the date of the Restructuring Agreement the Company was in default under the Convertible Debenture but pursuant to the terms of the Restructuring Agreement the holder of the Convertible Debenture has waived all of these defaults as of the date of the Restructuring Agreement.

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

         In August 2000, the Company entered into a private equity credit agreement with King William, LLC. Under the terms of the agreement, the Company has the right to issue and sell to King William up to $10 million of our common stock at 87.5% of the market price at the time of sale, subject to certain conditions and adjustments. In addition, for each 10,000 shares of common stock that the Company issues and sells to King William, the Company will issue a warrant to King William to purchase 1,500 shares of the Company common stock at an exercise price equal to 125% of the market price of the common stock as of the put date and exercisable for a period of five years from the put date, together with cashless exercise and piggy back registration rights. Under the terms of the Restructuring Agreement this agreement was terminated effective as of the date of the Restructuring Agreement and no termination payment or additional warrants were issued in connection therewith.

         At the present time there is no cash available to the Company under these agreements.

         Accounts Payable

         Accounts payable at December 31, 2000 totaled $4,843,804 as compared to $2,839,727 at June 30, 2000. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery and the Company did not meet a recent payroll with respect to a portion of its employees in one of its business units. On February 9, 2001 the missed payroll was made up to all employees except eight present and former officers of the Company.

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

         On January 25, 2001 we engaged an unrelated third party to attempt to settle a portion of our accounts payable and accrued liability obligations. They have begun contacting selected vendors to offer an immediate settlement for less than the face value of the obligations. Approximately $3.2 million of obligations were turned over. The cash required to settle these compromised claims will have to be raised by the Company selling equity or debt securities. There can be no assurance that our creditors will be willing to compromise their claims or that the Company will be able to raise sufficient additional cash to settle the claims that may be agreed to by our vendors and creditors.

         Deferred Revenue

         Deferred revenue at December 31, 2000 totaled $15,603,019 as compared to $15,967,152 at June 30, 2000. The deferred revenue will be recognized as the services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in our products offered at our Internet training workshops.

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

     Stockholders' Deficit

         Total Stockholders' Deficit increased to a deficit of $18,983,569 during the current fiscal year from a deficit of $10,776,300 at June 30, 2000. This was mainly the result of the Net Loss for the six months period ending December 31, 2000. (See the Statement of Stockholders' Deficit in the financial statements.)

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

         On September 13, 2000, we retained the services of National Financial Communications Corp. ("NFCC") for a six-month period as a nonexclusive advisor in connection with our investor relations, in consideration for which we paid $10,000 and gave a commitment to issue the consultant 250,000 shares of common stock. In October 2000, the Company was notified by NFCC that it was unwilling to perform its obligations under its retainer agreement unless the consideration were substantially increased. This agreement has since been terminated.

On October 18, 2000, we entered into a letter agreement with Glendale Capital LLC to provide investor relations services to the Company. As consideration for its services, Glendale Capital LLC was issued warrants exercisable for 500,000 shares of Company common stock with an exercise price of $1.00 per share. The agreement with Glendale Capital has been terminated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On January 31, 2001 we were served with a Summons and Complaint by Applied Computer Solutions, a California Corporation, in the Fourth District Court, State of Utah, Case Number 010400400. The complaint asks for judgment in the amount of $64,256.54 plus interest and attorney's fees because of breach of contract, unjust enrichment and other causes of action. We purchased two computer systems from the plaintiff, has used the equipment and is unable to pay the plaintiff due to a lack of working capital. We will attempt to settle the action before trial. There is no assurance that we will be able to make full payment or that the plaintiff will agree to settle the complaint.

         On January 10, 2001, we were served with a Summons and Complaint by Freevest, LC, in the Fourth District Court, State of Utah. No case number was shown on the complaint. The complaint asks for judgment in the amount of $51,678.63 plus interest and attorney's fees because of breach of contract, unjust enrichment and other causes of action. We leased space in a building owned by plaintiff in American Fork, Utah. When we vacated the building in September 2000, it was subleased by Promo.com, a Utah limited liability company. During December 2000 Promo.com vacated the leased premises without warning. Promo.com has not paid us the rent due under the sublease, and we are unable to pay the plaintiff due to a lack of working capital. We will attempt to settle the action before trial. There is no assurance that we will be able to make full payment or that the plaintiff will agree to settle the complaint.

         On January 26, 2001, we were served with a Demand for Arbitration by Complete Business Solutions, Inc. (Claimant) in the Southfield, Michigan office of the American Arbitration Association. The demand seeks "The balance due and owing claimant for services rendered, the exact amount of which is currently unknown because all services have not yet been billed, but is approximately $1 Million". We dispute the claim. Claimant was engaged by us to write the specifications and produce the Internet Commerce Center (ICC), our core technology platform used to provide services to our customers. Claimant was not able to deliver a useful working platform and as a result we were obliged to complete the project with our own employees. We will attempt to settle the action before arbitration. There is no assurance that we will be able to settle the complaint without arbitration and the arbitration procedure is costly in both executive time and legal expenses. It is not possible to estimate the future cost to us to dispute this claim.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us between October 1, 2000 and December 31, 2001, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriters and no commissions were paid in connection with the sale of any securities.

                 On February 5, 2001, the Company reached an agreement with King William, LLC to restructure the approximately $2.5 million convertible debenture held by King William. Under the terms of the agreement the note is scheduled to be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001. Additionally, Netgateway has allowed King William to retain the right to convert any or all of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days or if Netgateway does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. No additional payment will be made or warrants issued in connection with the termination of the Private Equity Line.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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


         Subsequently, at a Board meeting on January 3, 2001 the Company appointed Donald L. Danks as a director and at a Board meeting on January 5, 2001, the Company appointed Donald L. Danks as Chairman and Chief Executive Officer of the Company and Jay Poelman as President and Chief Operating Officer. The Board also accepted the resignations of Chairman, Chief Executive Officer and Director, Keith D. Freadhoff; Chief Operating Officer and Director, Don Corliss, as well as Directors Scott Bebee and Robert Ciri.


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

         Pursuant to the terms of the agreement, BlueStone Capital will provide the Company with financial advisory services and assist the Company in identifying financial opportunities. In exchange, BlueStone Capital received warrants to purchase 500,000 shares of the common stock of the Company that can be exercised at the Company's market price at the time of conversion and is to receive $7,500 during each month of the engagement. Shelly Singhal, a director of the Company, is a managing director of BlueStone Capital.

         On January 15, 2001, the Company reached an agreement to terminate the BlueStone Capital, LLP engagement and Bluestone agreed to forego any early termination penalty and has returned to the company half of the warrants previously issued. Mr. Singhal is still a Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.85 Restructuring Agreement, dated as of January 25, 2001, by and between Netgateway, Inc. and King William, LLC

     (b)  Reports on Form 8-K

          (i) Form 8-K, Item 5, filed on November 21, 2000, with respect to press release describing appointment of new chief executive officer and directors.

          (ii) Form 8-K, Item 5, filed on December 19, 2000, with respect to press release describing grant of hearing before the NASDAQ to appeal delisting decision.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETGATEWAY, INC.


Date:  February 13, 2001               /s/ Donald Danks
                                       Name: Donald Danks
                                       Chief Executive Officer


Date: February 13, 2001                /s/ Frank C. Heyman
                                       Name: Frank C. Heyman
                                       Title:   Chief Financial Officer

                      RESTRUCTURING AND AMENDMENT AGREEMENT

         Restructuring and Amendment Agreement (this "Agreement") dated as of January 25, 2001 by and between Netgateway, Inc., a Delaware corporation ("Netgateway") and King William, LLC, a Cayman Islands Limited Liability Company ("King William").

         Whereas the parties have entered into (i) a Securities Purchase Agreement (the "Purchase Agreement") dated July 31, 2000 pursuant to which Netgateway issued to King William its 8% Convertible Debenture Due July 31, 2003 with an original principal amount of up to $4.5 million and an actual principal amount of $2.5 million (the "Debenture") and warrants (the "King William Warrants") pursuant to a Common Stock Purchase Warrant (the "King William
Warrant Agreement") dated as of July 31, 2000 to acquire a total of 231,000 shares of the common stock, par value $.001 per share of Netgateway (the "Common Stock"), (ii) a Registration Rights Agreement dated July 31, 2000 (the "Debenture Registration Rights Agreement"), (iii) a Private Equity Credit Agreement dated August 2, 2000 (the "Equity Agreement") and (iv) a Registration Rights Agreement dated August 2, 2000 (the "Equity Registration Rights Agreement"; and together with the Debenture Registration Rights Agreement, the "Registration Rights Agreements");

         Whereas on September 7, 2000 Netgateway filed a registration statement (the "Registration Statement") on Form S-1 as contemplated by the Registration Rights Agreements which registration has not become effective;

         Whereas effective with the opening of business on January 10, 2001 the Common Stock was delisted from the NASDAQ National Market System and the Common Stock is currently listed on the NASDAQ Bulletin Board;

         Whereas no securities have been issued under the Equity Line; and

         Whereas, the parties wish to amend certain of the terms of the Debenture and the Registration Rights Agreements and to terminate the Equity Agreement.

         Now therefore, in consideration of the foregoing premises and of the mutual covenants and agreements contained herein and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties agree as follows.

         1. Repayment of Debenture. Netgateway agrees to repay the full amount (including interest accrued to date thereon) of the Debenture plus a 15% premium with respect to the original principal amount (the "Current Principal Amount") in ten payments. As of the date of this Agreement the Current Principal Amount is $2,972,789.90. An initial payment in the amount of $250,000 (the "Initial Payment") shall be made within five business days of the date this Agreement is executed. A second payment in the amount of $250,000 shall be made on or before February 28, 2001. The remainder of the Current Principal Amount shall be paid in ten equal payments of $247,278.99 beginning on April 10, 2001 and on the tenth day of each successive month except that the tenth payment shall be made on the same date as the ninth payment. Each such payment shall be made with interest accrued through the date of payment at a rate of 8% per annum.

         2. Waiver of Defaults. Netgateway is in breach and/or violation of and may be declared to be in default under certain of the terms and provisions of each of the Purchase Agreement, the Debenture, the King William Warrant Agreement, the Registration Rights Agreements and the Equity Agreement. King William hereby waives all such defaults and violations, whether known or unknown existing on the date of this Agreement; provided, however, that, nothing contained herein shall be construed to limit, impair or otherwise affect any rights of King William with respect of any future non-compliance with any covenant, term or provision of any such agreement. Section 15(k) of the Debenture is amended to refer to "an exchange, the NASDAQ Bulletin Board or another Principal Market" rather than "an exchange or the Nasdaq National Market System."

         3. Conversion of Debenture. The Notice of Conversion previously delivered to Netgateway by King William is hereby rescinded and retracted. King William further agrees that it will not issued any future conversion notice to Netgateway unless either the Market Price of the Common Stock has been in excess of $3.00 per share for at least 20 consecutive trading days (for example in connection with a transaction that will result in a sale of Common Stock by King William pursuant to Rule 144 in which case the resulting reduced principal balance shall be deemed allocated so as to reduce each remaining principal payment on the Debenture under Section 1 of this Agreement equally) or Netgateway shall have failed to make any of the Required Principal Payments when due and such payment shall remain unpaid after five days written notice from King William (a "Special Default"). Any such conversion shall be at a Conversion Rate (as defined in the Debenture) equal to the lesser of 80% of the Current Market Price (as defined in the Debenture) and $1.79 and in connection with any such conversion the portion of the principal amount of the Debenture which is being converted which is attributable to the 15% premium added pursuant Section 1 of this Agreement shall be ignored and shall not be converted but instead shall constitute a permanent deduction from and reduction to the principal amount of the Debenture. The foregoing limitations on conversion are in addition to, and not in substitution for, the limitations on conversion set out in the Purchase Agreement and the Debenture.

         4. Other Modifications to Purchase Agreement. No "Second Tranche" (as defined in the Purchase Agreement) shall be available to Netgateway and no additional amounts shall be advanced pursuant to the Purchase Agreement. Compliance with Section 4(g) of the Purchase Agreement (including as referred to in the Debenture) is hereby waived so long as Donald Danks or another person approved by King William (such approval not to be unreasonably withheld or delayed) is Chief Executive Officer of Netgateway and, in the event of a termination of such waiver, securities issued after the date of termination of such waiver based on options, warrants, conversion or exchange rights or other agreements entered into prior to such termination shall not constitute a breach thereof.

         5. Registration Rights Agreements. Netgateway may withdraw the Registration Statement. All Late Filing Penalties and Late Effective Penalties accrued to date are hereby waived. If there shall be a Special Default the Late Filing Penalties and the Late Effective Penalties waived under the prior sentence shall be added back to the principal amount of the Debenture. The Debenture Registration Rights Agreement is hereby amended (i) to provide that the Required Filing Date for such agreement shall be thirty days following the date of a Special Default, if any, and the Required Effective Date for such agreement shall be 90 calendar days after the Required Filing Date and (ii) to amend Section 3(i) to refer to "the NASDAQ Bulletin Board or a Primary Market" rather than "the NASDAQ National Market System." Netgateway agrees to comply with the provisions of the Registration Rights Agreements as so amended.

         6. Termination of Equity Agreement. The Equity Agreement and the Equity Registration Rights Agreement are each hereby terminated by mutual agreement and neither Netgateway nor King William shall make any payments or issue any warrants in connection therewith, nor shall either party have any future liability or obligation to the other thereunder. Netgateway agrees that if it elects to engage in a future transaction of the specific type contemplated by the Equity Line at any time prior to December 31, 2001 then prior to entering into such arrangement it will first discuss with King William the proposed terms and conditions thereof with a view to affording King William an opportunity to provide such financing.

         7. Warrants. The exercise price of the King William Warrants is hereby reduced to $.25 per share. Netgateway agrees to issue warrants to purchase an additional 269,000 shares of Common Stock at an exercise price of $.25 per share with a five year exercise period beginning on the date of this Agreement and otherwise on the same terms and conditions as the King William Warrants.

         8. Implementation. If the Initial Payment is not made within five business days of the date of this Agreement then this Agreement shall be deemed rescinded and shall be void and of no effect and no party shall have any liability to the other hereunder except that Section 5, other than the second sentence thereof, shall remain in effect but the Required Filing Date referred to in Clause (i) thereof shall be the thirtieth day after the date King William requests that such filing be made.

         9. Release. Netgateway hereby releases King William and all of its direct and indirect partners, officers, directors, employees, affiliates(both persons and entities, agents, representatives, servants, trustees, beneficiaries, predecessors in interest, successors in interest, assigns, nominees and insurers from any and all claims it may have against King William arising out of the conduct of King William through the date of this Agreement with respect to the Purchase Agreement, the Equity Agreement and the transactions completed pursuant thereto. Netgateway, Inc. acknowledges that it is familiar with Section 1542 of the Civil Code of the State of California which provides as follows:

                  "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

Netgateway hereby waives any and all rights and benefits that it now has or in the future may have under Section 1542 of the Civil Code (and under the comparable provisions of any other applicable law) and agrees and acknowledges that this Agreement contains a full and final release applying to unknown and unanticipated claims, injuries or damages arising out of the subject matter hereof, as well as to those now known or disclosed. Netgateway represents, warrants and covenants that it has not, and at the time this release becomes effective will not have, sold, assigned, transferred or otherwise conveyed to any other person or entity all or any portion of its rights, claims, demands, actions or causes of action herein released.

         10. Miscellaneous. Terms used herein but not defined herein shall have the meanings assigned to them in the Purchase Agreement and the Debenture. King William represents and warrants that it holds all right, title and interest in and to the entire principal amount of the Debenture and all of the King William Warrants. This Agreement shall be binding on all future holders of the Debenture and of the King William Warrants and a new debenture reflecting the terms of this Agreement shall be provided to King William in exchange for the current Debenture held by it. This Agreement shall be governed by and construed in accordance with the laws of the state of California.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first above written.

         Netgateway, Inc.                       King William, L.L.C.



         By: /s/ Donald Danks                   By: /s/ Illegible
         Name: Donald Danks                     Name: Navigator Management Ltd.
         Title: CEO / Chairman                  Title: Director