Form 10-Q
period 2001-03-31
NETGATEWAY INC
filed 2001-05-15
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (801) 227-0004
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_ No ____

         The number of shares outstanding of the registrant's common stock as of March 31, 2001: 21,694,791

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated  Balance Sheets at March 31, 2001 (unaudited) and at June
     30, 2000.............................................................3

Unaudited Condensed  Consolidated  Statements of Operations for the three months
     and  the  nine   months   ended   March  31,   2001  and  March  31,   2000
     ......................................................................4

Unaudited  Condensed  Consolidated  Statements of Cash Flows for the nine months ended  March 31, 2001 and March 31, 2000..............................5

Unaudited  Consolidated  Statement of Stockholders'  Deficit for the nine months ended March 31, 2001..................................................6

Notes to Unaudited Condensed Consolidated Financial Statements.............7


                                NETGATEWAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                     June 30,
                                                                                       2001                         2000
                                                                                   (Unaudited)
                                                                             -------------------------    -------------------------
Assets
Cash                                                                                         $ 11,986                  $ 2,607,491
Trade receivable, net                                                                       2,901,485                    2,383,544
Related party trade receivables                                                                     -                        2,519
Unbilled receivables                                                                                -                       12,293
Inventories                                                                                    32,449                       98,372
Prepaid expenses                                                                            1,045,712                      395,074
Other current assets                                                                        1,320,476                      726,648
                                                                             -------------------------    -------------------------
  Total current assets                                                                      5,312,108                    6,225,941

Property and equipment, net                                                                 1,424,477                    3,026,487
Intangible assets, net                                                                        608,584                    2,167,024
Other assets                                                                                  114,803                      889,948
                                                                             -------------------------    -------------------------
  Total Assets                                                                            $ 7,459,972                 $ 12,309,400
                                                                             =========================    =========================

Liabilities and Stockholders'  Deficit
Accounts payable                                                                          $ 4,708,716                  $ 2,839,727
Bank overdraft                                                                                360,211                      330,307
Accrued wages and benefits                                                                  1,151,551                    1,454,819
Accrued liabilities                                                                         1,757,559                    1,311,859
Current portion of capital lease obligations                                                   73,022                       87,897
Notes payable                                                                                 355,779                      102,326
Current portion of deferred revenue                                                        10,295,326                   14,943,860
Debenture payable                                                                           2,546,199                            -
                                                                             -------------------------    -------------------------
  Total current liabilities                                                                21,248,363                   21,070,795

Deferred revenue, net of current portion                                                      735,540                    1,023,292
Convertible long term notes                                                                    89,293                            0
Other liabilities                                                                             417,412                      449,785
Capital lease obligations, net of current portion                                              34,743                       47,379
                                                                             -------------------------    -------------------------
  Total Liabilities                                                                        22,525,351                   22,591,251
                                                                             -------------------------    -------------------------

Minority interest                                                                             355,159                      494,449
Stockholders' deficit:
  Preferred stock, par value $.001 per share.  Authorized
    5,000,000 Shares; issued and outstanding 0 shares                                               -                            -
  Common stock, par value $.001 per shares.  Authorized
    250,000,000; issued and outstanding 21,694,791 and
    21,648,732 at March 31, 2001 and June 30, 2000
    respectively                                                                               21,695                       21,649
  Additional paid-in capital                                                               61,117,628                   58,012,244
  Deferred compensation                                                                      (181,897)                    (724,994)
  Accumulated other comprehensive loss                                                         (4,902)                      (4,267)
  Accumulated deficit                                                                     (76,373,062)                 (68,080,932)
                                                                             -------------------------    -------------------------
    Total stockholders' deficit                                                           (15,420,538)                 (10,776,300)
                                                                             -------------------------    -------------------------

Total Liabilities and Stockholders' Deficit                                               $ 7,459,972                 $ 12,309,400
                                                                             =========================    =========================

                 See Notes to Consolidated Financial Statements

                                NETGATEWAY, INC.
        Unaudited Condensed Consolidated Statements of Operation for the
      Three Months and Nine Months Ended March 31, 2001 and March 31, 2000




                                                          Three Months Ended                         Nine Months Ended
                                                  -------------------------------------     ---------------------------------------
                                                      March 31,            March 31,              March 31,          March 31,
                                                        2001                 2000                  2001                2000
                                                  ---------------     -----------------     ------------------   ----------------

Revenue                                              $ 7,886,385           $ 6,587,123           $ 29,491,885       $ 15,959,379
Cost of revenue                                        2,133,371             1,562,557              6,550,790          2,943,944
                                                  ---------------     -----------------     ------------------   ----------------
  Gross profit                                         5,753,014             5,024,566             22,941,095         13,015,435

Product development                                            -             1,926,324              1,657,337          4,217,599
Selling and marketing                                  3,569,952             7,572,941             17,260,782         18,282,040
General and administrative                               500,397             2,829,610             10,227,134         19,484,047
Depreciation and amortization                            229,135               345,743              1,050,908            743,812
                                                  ---------------     -----------------     ------------------   ----------------
  Total operating expenses                             4,299,484            12,674,618             30,196,161         42,727,498

Income (loss) from continuing operations before
 items shown below                                     1,453,530            (7,650,052)            (7,255,066)       (29,712,063)

Other income (expense)                                    (1,157)              (29,130)               173,727            (24,968)
Interest expense                                        (241,373)              128,199             (1,289,280)        (4,645,140)
                                                  ---------------     -----------------     ------------------   ----------------
  Total other expenses                                  (242,530)               99,069             (1,115,553)        (4,670,108)

                                                  ---------------     -----------------     ------------------   ----------------
Net income (loss) from continuing operations           1,211,000            (7,550,983)            (8,370,619)       (34,382,171)

Discontinued Operations:
(Loss) from operations, less applicable tax
    expense (benefit) of $0                               (1,128)             (196,666)              (285,780)        (1,028,289)
Gain / on disposal, less applicable tax
    expense (benefit) of $0                              363,656                     -                363,656                  -
                                                  ---------------     -----------------     ------------------   ----------------
Net income (loss)                                    $ 1,573,528           $(7,747,649)          $ (8,292,743)      $(35,410,460)
                                                  ===============     =================     ==================   ================

Basic earnings (loss) per share:
Income (loss) from continuing operations                  $ 0.06               $ (0.48)               $ (0.39)           $ (1.96)
Income (loss) from discontinued operations                  0.02                 (0.01)                  0.01              (0.06)
                                                  ---------------     -----------------     ------------------   ----------------
Net income (loss)                                         $ 0.08               $ (0.49)               $ (0.38)           $ (2.02)
                                                  ===============     =================     ==================   ================

Diluted earnings (loss) per share:
Income (loss) from continuing operations                  $ 0.06               $ (0.48)               $ (0.39)           $ (1.96)
Income (loss) from discontinued operations                  0.02                 (0.01)                  0.01              (0.06)
                                                  ---------------     -----------------     ------------------   ----------------
Net Income (loss)                                         $ 0.08               $ (0.49)               $ (0.38)           $ (2.02)
                                                  ===============     =================     ==================   ================

Weighted average shares outstanding:
    Basic                                             21,694,791            15,755,087             21,693,674         17,512,838
    Diluted                                           22,076,955            15,755,087             21,693,674         17,512,838

                    See Notes to Consolidated Financial Statements


                                 NETGATEWAY, INC
            Unaudited Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended March 31, 2001 and March 31, 2000

                                                                           Nine Months Ended
                                                                ---------------------------------------------
                                                                     March 31,               March 31,
                                                                        2001                    2000
                                                                ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations                            $ (8,370,619)          $ (34,382,171)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                            1,050,908                 735,741
  Bad debt expense                                                         1,360,911                       -
  Loss on disposal of fixed assets and intangibles                         1,922,397                       -
  Amortization of deferred compensation                                      275,552                 493,147
  Interest expense from beneficial conversion feature                        973,293                       -
  Common stock issued for services                                             7,000               3,402,313
  Stock issued in exchange for cancellation of options                             -               8,400,000
  Warrants and options issued for services                                         -                 172,853
  Amortization of debt issue costs                                           151,853                 585,592
  Amortization of debt discount                                              142,424               4,022,550
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                           (2,009,802)             (3,119,713)
     Prepaid offering costs                                                        -                (190,309)
     Inventories                                                              29,576                 (26,216)
     Other assets                                                           (223,988)                330,582
     Deferred revenue                                                     (4,463,412)              6,208,281
     Accounts payable and accrued expenses                                 2,696,755               1,794,977
                                                                ---------------------   ---------------------
  Net cash (used in) continuing operating activities                      (6,457,152)            (11,572,373)

  Net cash (used in) discontinued operations                                (474,360)               (170,412)
                                                                ---------------------   ---------------------
  Net cash (used in) operating activities                                 (6,931,512)            (11,742,785)
                                                                ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                           300,000                       -
  Cash received in acquisition                                                     -                  16,905
  Repayment of notes receivable                                                    -                (420,000)
  (Purchase) disposal of equipment                                           (49,987)             (2,338,845)
                                                                ---------------------   ---------------------
      Net cash provided by (used in) investing activities                  $ 250,013            $ (2,741,940)
                                                                ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds for issuance of stock                                                -              25,177,885
     Proceeds from exercise of options and warrants                            2,250               1,173,028
     Repayment of notes                                                     (206,001)             (6,173,531)
     Repayment of note to related party                                     (110,000)                 (1,799)
     Cash paid for debt issue costs                                         (270,025)               (104,178)
     Bank borrowing                                                           29,904                 240,973
     Proceeds from issuance of notes payable                               1,830,500               2,026,901
     Proceeds from issuance of long term debenture                         2,500,000                       -
     Proceeds from issuance of long term debt                                310,000                       -
                                                                ---------------------   ---------------------
      Net cash provided by financing activities                          $ 4,086,628            $ 22,339,279
                                                                ---------------------   ---------------------

NET INCREASE (DECREASE) IN CASH                                           (2,594,871)              7,854,554

CASH AT THE BEGINNING OF THE PERIOD                                        2,607,491                 967,672

Effect of exchange rate changes on cash balances                                (634)                   (798)

                                                                ---------------------   ---------------------
CASH AT THE END OF THE PERIOD                                               $ 11,986             $ 8,821,428
                                                                =====================   =====================
Supplemental disclosures of non-cash transactions:
    Interest expense from beneficial conversion feature                      884,000                       -
    Common stock issued for services                                           7,000                       -
    Warrants issued for debt issuance                                        371,000                       -

Supplemental disclosure of cash flow information;
    Interest paid                                                             61,012                       -

        See Notes to Consolidated Financial Statements


                                NETGATEWAY, INC.
                 Consolidated Statement of Stockholders' Deficit


                                                                                             Additional
                                                        Common Stock                           Paid-in              Deferred
                                                       -------------------------------
                                                          Shares          Amount               Capital            Compensation
                                                       --------------   --------------    ------------------   --------------------

Balance June 30, 2000                                     21,648,732         $ 21,649          $ 58,012,244             $ (724,994)

Exchange for Stores On Line stock                             37,144               37               139,253                      -

Stock options exercised                                        1,915                2                 2,248                      -

Shares issued for services                                     7,000                7                 6,993                      -

Amortization of deferred compensation                              -                -                     -                275,552

Forfeiture of stock options                                        -                -               (93,129)                93,129

Beneficial conversion feature on convertible debenture             -                -               884,000                      -

Warrants issued for convertible debentures                         -                -               371,000                      -

Repricing of warrants issued for convertible debentures            -                -                 9,008                      -

Warrants issued for restructuring of debenture                     -                -               129,927                      -

Forfeiture of deferred compensation                                -                -              (174,416)               174,416

Debt discount on convertible note warrants                                                        1,054,368

Beneficial conversion feature on convertible note                                                   776,132

Net loss                                                           -                -                     -                      -

Foreign currency translation adjustment                            -                -                     -                      -

Comprehensive loss

                                                       --------------   --------------    ------------------   --------------------
Balance March 31, 2001                                    21,694,791         $ 21,695          $ 61,117,628             $ (181,897)
                                                       ==============   ==============    ==================   ====================


       See Notes to Consolidated Financial Statements

                                       6a


                                NETGATEWAY, INC.
                 Consolidated Statement of Stockholders' Deficit
                         (continued from previous page)

                                                                                Accumulated
                                                                                    Other                  Total
                                                          Accumulated           Comprehensive          Shareholders'
                                                            Deficit                 loss                  Deficit
                                                       -------------------   --------------------    ------------------

Balance June 30, 2000                                       $ (68,080,932)              $ (4,267)        $ (10,776,300)

Exchange for Stores On Line stock                                       -                      -               139,290

Stock options exercised                                                 -                      -                 2,250

Shares issued for services                                              -                      -                 7,000

Amortization of deferred compensation                                   -                      -               275,552

Forfeiture of stock options                                             -                      -                     0

Beneficial conversion feature on convertible debenture                  -                      -               884,000

Warrants issued for convertible debentures                              -                      -               371,000

Repricing of warrants issued for convertible debentures                 -                      -                 9,008

Warrants issued for restructuring of debenture                          -                      -               129,927

Forfeiture of deferred compensation                                     -                      -                     0

Debt discount on convertible note warrants                                                                   1,054,368

Beneficial conversion feature on convertible note                                                              776,132

Net loss                                                       (8,292,743)                     -            (8,292,743)

Foreign currency translation adjustment                               613                   (635)                  (22)

                                                                                                     ------------------
Comprehensive loss                                                                                          (8,292,765)

                                                       -------------------   --------------------    ------------------
Balance March 31, 2001                                      $ (76,373,062)              $ (4,902)        $ (15,420,538)
                                                       ===================   ====================    ==================


       See Notes to Consolidated Financial Statements

                                       6b

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

         (b) The information at March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K filed with the SEC.

         (c)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of products provided in conjunction with the Internet training workshops.

         (d)      Property and Equipment

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

            Computer and office equipment .....................3 to 5 years
            Furniture and fixtures.............................4 years
            Computer software..................................3 years
            Leasehold improvements.............................term of lease

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

         (e)      Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology...............................5 to 7 years
            Goodwill.............................................  10 years

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

         (g)      Financial Instruments

         The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, capital leases, current portion of notes payable and debenture approximated fair value due to the short maturity of those instruments. All financial instruments are held for purposes other than trading.

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

         Revenue from Internet training workshops (which entitle the customer to attend the workshop, activate Web sites and receive customer Web site hosting) is deferred and recognized over a twenty-four month period. This twenty-four month period represents the twelve months in which a customer can activate a web site and twelve months of free hosting upon activation. Revenue from web site hosting rights that expire is recognized at the time of expiration. Revenues from the "Complete Store-Builder Packet", banner advertising and mentor services are recognized when delivered.

         (k)     Business Segments and Related Information

         Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No.14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments.

         The  Company  has  operated  under  two  principal   business  segments
(Internet services and multimedia products). The primary business segment (internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) has been engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001 and accordingly is reported as discontinued operations in the accompanying consolidated statements of operations. As a result, the Company now operates in one business segment.

         (l)     Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the nine months ended March 31, 2001 and March 31, 2000.

         (m)        Loss Per Share

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         There were 5,111,752 options and 5,541,896 warrants to purchase shares of common stock that were outstanding as of March 31, 2001, of which 382,164 were included in the computation of diluted earnings per share for the quarter ending March 31, 2001. There were 4,010,348 options and 1,380,603 warrants to purchase shares of common stock that were outstanding as of March 31, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

         (n)       Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (o)       Reclassifications

                  Certain amounts have been reclassified to conform to current year presentation.

         (p)      Discontinued Operations

                  APB Opinion No. 30 states that discontinued operations refers to the operations of a segment of a business that has been sold, abandoned, spun off, or otherwise disposed of or, although still operating, is the subject of a formal plan for disposal. In accordance with APB Opinion No. 30, the results of continuing operations are reported separately from discontinued operations and any gain or loss from disposal of a segment is reported in conjunction with the related results of discontinued operations.

         (q)      Issuance of Common Stock of Subsidiary

                  The difference between the proceeds received for the sale of the Company's subsidiary and the carrying amount of the Company's investment sold is reflected as a gain in the consolidated statements of income.

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

(4) Debentures

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible into the number of shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The value of the beneficial conversion feature on the $2.5 million that has been drawn down was recorded as additional paid in capital and interest expense of $884,000 for the quarter ended September 30, 2000, as the convertible debentures were immediately exerciseable.

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 231,000 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000. Of the $371,000, $259,000 is accounted as additional paid in capital and debt discount and is amortized over the life of the debt. The remaining balance is accounted for as debt issuance costs included in other assets and is amortized over the life of the debt.

         Effective as of January 25, 2001, the Company reached an agreement with King William LLC to restructure the debenture. As of the date of the Restructuring Agreement the Company was in breach and/or violation of the Purchase Agreement, the Debenture, the King William Warrant Agreement, the Registration Rights Agreements and the Equity Agreement. However, pursuant to the terms of the Restructuring Agreement the holder of the Convertible Debenture has waived all of these defaults as of the date of the Restructuring Agreement. Under the terms of the Restructuring Agreement the agreements were terminated effective as of the date of the Restructuring Agreement and no termination payment or additional warrants were issued in connection therewith.

         Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the current principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. The incremental fair value of the repricing of the warrants and the issuance of the new warrants was $9,009 and $129,927, respectively. These costs were classified on the balance sheet as debt restructuring costs and are being amortized over the life of the debt. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February. A second payment to be paid on February 28,2001 was not made.

         In May 2001 King William elected to convert $200,000 of the principal and accrued and unpaid interest of the debenture (Conversion Amount) into 800,000 shares of Common Stock of the Company, at a conversion price of $.25 per share. The Conversion Amount was credited toward the payment of $250,000 due on February 28, 2001, with the balance plus interest accrued to be paid on March 10, 2002. In addition, in May 2001, the Company entered into a Waiver Agreement with King William, LLC to amend certain of the terms of the Restructuring Agreement and to waive certain existing defaults under the Restructuring and Amendment Agreement. The waiver agreement amended the Restructuring Agreement payment schedule to postpone the remaining April 2001 payment of $247,278 to February 2001 and the May 2001 payment of $247,278 to March 2002. As of the date of the Waiver Agreement King William has withdrawn and waived all defaults and violations.

         At the present time there is no cash available to the Company under these agreements.

(5)      Convertible Long Term Notes Payable

In January 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $1,830,500. The Notes mature on July 1, 2004 and interest accrues at the rate of eight percent (8%) per annum. The Note is convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Convertible Promissory Notes. The Note is convertible into shares of common stock of the Corporation by dividing the Note balance on the date of conversion by $.25, subject to Conversion Price Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes has been calculated to be $1,317,960 and has been recorded as debt discount on the balance sheet, and is amortized over the life of the Notes.

In connection with the sale of the Notes, the Company issued a warrant to purchase a share of the Company's common stock at an exercise price of $.50 per share for every two shares of Common Stock into which the Note is originally convertible. The Company issued a total of 3,661,000 warrants in connection with the sale of the Notes, with a date of expiration not to exceed sixty calendar days following the commencement date of the warrants. The relative fair value of the warrants has been determined to be $512,540 and has been recorded as debt discount on the balance sheet and is amortized over the life of the Notes.

The debt discounts of $1,319,760 and $512,540 for the beneficial conversion feature and the warrants, respectively, are netted against the $1,830,500 balance of the Notes on the Balance Sheet and will be amortized over the life of the notes. As of March 31, 2001, amortization of the debt discount and the balance of the note was $89,293.

(6)      Shareholders' Equity

         During the three-month period ending September 30, 2000, the Company issued 37,144 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. Subsidiary, pursuant to the terms of the original issuance of StoresOnline.com Ltd.'s common stock. In addition, the Company issued 1,915 shares upon the exercise of employee options and issued 7,000 shares of common stock pursuant to employment contracts during the three-month period ending September 30, 2000.

         During the three-month periods ending December 31, 2000 and March 31, 2001 the Company did not issue shares of common stock.

(7)      Discontinued Operations

On January 11, 2001, the Company sold IMI, Inc., dba Impact Media, a wholly-owned subsidiary, for $1,631,589 including $1,331,589 owed to the Company by IMI, Inc. at the time of the sale, to Capistrano Capital, LLC. The Company received from Capistrano Capital, LLC. a cash payment of $300,000. Since the Company has yet to receive required payments on the Note, and IMI, Inc. has not been successful in obtaining additional financing, the Company has reserved the entire $1,331,589 note balance at March 31, 2001.

Operating results for the three months and nine months ended March 31, 2001 include the operating activity for the first eleven days up to and including January 11, 2001. Certain information with respect to discontinued operations is summarized as follows:


                                                         Three Months Ended                         Nine Months Ended
                                                ---------------------------------------  -----------------------------------------
                                                    March 31             March 31             March 31             March 31
                                                      2001                 2000                 2001                 2000
                                                ------------------- -------------------  -------------------- --------------------
Revenue                                                  $ 100,098         $ 1,058,684            $1,116,863           $4,416,755
Cost of revenue                                             69,298             950,020               703,831            4,633,632
                                                ------------------- -------------------  -------------------- --------------------
  Gross profit                                              30,800             108,664               413,032             (216,877)

Total operating expenses                                    32,181             305,330               698,580              811,412
                                                ------------------- -------------------  -------------------- --------------------
Income (loss) from discontinuted operations
   before other item shown below                            (1,381)           (196,666)             (285,548)          (1,028,289)

Other income / (expense)                                       253                   -                  (232)                   -
                                                ------------------- -------------------  -------------------- --------------------
  Net income (loss) from discontinued operations          $ (1,128)         $ (196,666)           $ (285,780)         $(1,028,289)
                                                =================== ===================  ==================== ====================


8)       Subsequent Events

On April 4, 2001 the Company sold an additional $296,000 in convertible 8% notes to investors. The notes mature on April 4, 2004 and the holder can convert at any time after six months at a rate of $.25 per share for unregistered common stock, or the Company may convert at any time after six months if for a period of twenty consecutive trading days the average of the closing bid and ask prices per share of our common stock is or exceeds $.75 as reported on Nasdaq's OTC Bulletin Board Service. The proceeds from the notes were used to pay down debt and support operations.

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

General

         Netgateway, Inc. has in the past been operating with large losses as discussed in its Quarterly report for the quarter ending December 31, 2000 and pervious filings. Our liquidity was severely strained to the point where as of the start of the fiscal quarter it was not possible to continue operations without significant changes.

         As a result, at a board meeting on January 3, 2001 the Company appointed Donald L. Danks as a director and at a board meeting on January 5, 2001, the Company appointed Donald L. Danks as Chairman and Chief Executive
Officer of the Company and John J. Poelman as President and Chief Operating Officer. The Board also accepted the resignations of Chairman, Chief Executive Officer and Director, Keith D. Freadhoff; Chief Operating Officer and Director, Don Corliss, as well as Directors Scott Bebee and Robert Ciri. The board thereafter consisted of three members, Donald L. Danks, John J. Poelman and Shelly Singhal.

         Netgateway, Inc. then implemented a restructuring process in order to keep the Company solvent. The Business to Business Solutions division (B2B) and the Cable Commerce division were reduced to a maintenance staff supporting existing customers and all other employees were laid off. IMI, Inc., also known as Impact Media, a wholly owned subsidiary of the Company was sold. Surplus equipment was sold. The Company entered into an agreement with a third party to negotiate a compromise payment schedule with non-essential vendors for less than the full amount owed. Key management employees also agreed to voluntarily reduce their salaries.

         The Company then concentrated on the core business of the Galaxy Mall Division, an eServices company, to generate sufficient revenues to enable continued operations. Approximately $1.8 million was raised through the private placement of convertible notes to support the Galaxy operations and deal with the heavy debt load. The following discussion of the results of operations will further expand upon the effects of these changes.


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

Results of Operations

         Nine months period ended March 31, 2001 and the third fiscal quarter ended March 31, 2001 compared to the nine months period ended March 31, 2000 and the third fiscal quarter ended March 31, 2000.

     Revenue

         Revenues for the nine months period ended March 31, 2001 increased to $29,491,885 from $15,959,379 in the comparable period of the prior fiscal year, an increase of 85%. Revenues for the January to March 2001 quarter, our third fiscal quarter, increased to $7,886,385 from $6,587,123 in the comparable period of the prior fiscal year, an increase of 20%. Revenues for the relevant periods are from the design and development of Internet Web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate Web sites and hosting), sales of banner advertising, mentoring and transaction processing. Formerly we reported product sales which came from our subsidiary, IMI, Inc. On January 11, 2001 we sold IMI for $1,631,589, including $1,331,589 owed to the Company by IMI at the time of the sale, to an unrelated third party. The Company received a cash payment of $300,000 from the third party. Accordingly IMI operations from this and prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations.

         The increase can be attributed to two major factors. There was an increase in the number of Internet training workshops conducted during the periods. The number increased to 268 workshops for the current fiscal year to date from 191 in the nine month period ended March 31, 2000. For the quarter the workshops held were 80 in 2001 compared to 67 in 2000.

         The second factor contributing to the increased revenue was a change in the business model for our Galaxy Mall Internet workshop training business. Effective October 1, 2000, the product delivered at the Internet training workshop is a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. Should the customer elect to prepay the Company for hosting, the revenue will be recognized as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. Revenues and earnings are anticipated to be enhanced in future periods since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods. During the period from January to March 2001, we recognized $5,564,815 in revenue from sales made prior to December 31, 2000 and deferred revenue from the current quarter's sales of $1,354,212 to future periods. The net change increased revenues for the quarter by $4,210,603. The similar net change increase for the nine month period ending March 31, 2001 is $7,202,175.

         The beneficial deferred revenue impact will comtinue for only a short period of time. The Company anticipates that it will continue to recognize a beneficial impact from the recognition of deferred revenues in amounts similar to those recorded in the third fiscal quarter during the next two and possibly three quarters. Thereafter the amount of revenue recognized from earlier quarters is anticipated to be approximately equal to that deferred into future periods. If the Company enjoys a rapid growth rate it is possible that during any one quarter the amount of revenue deferred into future periods will exceed that recognized during the same quarter from sales in prior periods.

     Gross Profit

         Gross profit is calculated as revenue less the cost of sales, which consists of the cost to conduct Internet training workshops, to program customer storefronts, customer support expenses and the cost of tangible products sold. Gross profit for the nine month period ended March 31, 2001 increased to $22,941,095 from $13,015,435 in the comparable prior period. For the current fiscal quarter gross profit increased to $5,753,014 from $5,024,566 in the same quarter of fiscal year 2000. The increase in gross profit primarily reflects the increased sales volume of services provided through our Internet training workshops and the effect on revenues from the sale of the "Complete Store-Building Packet" as explained above.

         Gross margin percentages decreased for the nine months period ended March 31, 2001 to 78% of revenue from 82% of revenue for the nine month period ended March 31, 2000. For the current quarter gross margin percentages decreased to 73% from 76% in the comparable period of 2000. The decrease in the gross profit as a percentage of revenue is due to an increase in the cost of conducting the Internet training workshops and the cost to program the customer storefronts relative to the increase in revenue.

     Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the nine month period ended March 31, 2001 decreased to $1,657,337 from $4,217,599 in the comparable period of the prior fiscal year. Product development expenses for the three month period ended March 31, 2001 decreased to an immaterial amount from $1,926,325 in the comparable prior period. Most of the development expenses for the Internet Commerce Center (ICC), our core technology platform, were incurred prior to December 2000. The basic development of the ICC as redefined by the Company is completed.

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

     Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are also included. Selling and marketing expenses for the nine month period ended March 31, 2001 and the third fiscal quarter decreased to $17,260,782 and $3,569,953 from $18,282,040 and $7,572,941 in the comparable prior periods respectively. The decrease in selling and marketing expenses is primarily attributable to the discontinuance of any sales or marketing activity in the B2B and the Cable Commerce divisions after December 31, 2000. This decrease was partially offset by expenses associated with the increased number of Internet training workshops conducted. Selling and marketing expenses as a percentage of sales decreased for the nine months period ended March 31, 2001 and the third fiscal quarter to 59% and 45% from 115% and $115% in the comparable prior periods respectively.

     General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the nine month period ended March 31, 2001 and the third fiscal quarter decreased to $10,227,134 and $500,397 from $19,484,047 and $2,829,610 in the comparable prior periods respectively. This decrease is primarily attributable to the decrease in payroll and related expenses that resulted from the relocation of our headquarters to Orem, Utah from Long Beach, California, the resignation of senior management personnel that were not replaced, a reduction in the salaries of retained management personnel and cutbacks in administrative workers associated with the discontinuance of the B2B and Cable Commerce divisions. During the nine months period ended March 31, 2000 there were legal, accounting and other costs associated with the merger between Galaxy Enterprises, Inc. and Netgateway, Inc. that were not incurred in the March 31, 2001 period.

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

       Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the nine month period ended March 31, 2001 increased to $1,050,908 from $743,812 in the comparable prior period. This increase was due to the purchase of additional equipment and software. For the three month period ended March 31, 2001 this expense decreased to $229,135 from $345,743 in the comparable prior period. The decrease was due to the disposal of excess equipment which came about because of the reduction in personnel described earlier.

         Interest Expense

         Interest expense for the nine month period ended March 31, 2001 decreased to $1,289,280 from $4,645,140 in the comparable prior period. Interest expense in the current nine month period consists primarily of a one-time recording of $884,000 relating to the fair value of the beneficial conversion feature of an 8% convertible debenture to King William, LLC, the amortization of the discount relating to the beneficial conversion feature and the warrants issued that are associated with the sale by the Company of convertible notes in January 2001 of $89,292 and the actual interest accrued on the debenture and notes. (See Liquidity and Capital Resources) The interest expense for the nine months period ended March 31, 2000 was primarily attributable to various debt instruments that have been repaid.

     Income Taxes

         We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations due to a change of control under Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     Cash

         At March 31, 2001, we had $11,986 cash on hand, a decrease of $2,595,505 from June 30, 2000.

         Net cash used in operating activities was $8,252,920 for the nine months period ended March 31, 2001. Net cash used in operations was primarily attributable to $8,370,619 in net losses partially offset by non-cash charges. These non-cash charges include recording $973,293 interest expense as the fair value of the beneficial conversion feature of a convertible debenture issued to King William, LLC and convertible notes sold to investors. These debentures and notes also gave rise to an amortization of debt issuance costs and debt discount of $294,277. There was also $1,050,909 as depreciation and amortization, and $1,922,397 to write off fixed and intangible assets.

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

         Increases in liabilities included $2,696,755 in accounts payable and accrued expenses while a decrease in liabilities included $4,463,412 in deferred revenue. Accounts payable increased due to the inability of the Company to pay its vendors and other obligations due to the operating losses and the lack of sufficient equity and debt financing. Deferred revenue decreased due to a change in the business model (see Results of Operations - Revenue) which allowed the Company to recognize more of its revenue in the current period.

         Net cash provided by investing activities was $250,013 for the nine months period ended March 31, 2001. During January 2001 the Company sold a wholly owned subsidiary, IMI, Inc., for $1,631,589, including $1,331,589 owed to the Company by IMI at the time of the sale. The Company received a cash payment of $300,000. The amounts due from IMI, Inc. have been fully reserved. Also during the period the company sold surplus equipment for cash. The equipment was available for sale as a result of the Netgateway, Inc. down-sizing.

         Net cash provided by financing activities for the nine months period ended March 31, 2001 was $4,086,628. The Company sold a $2,500,000 convertible debenture to King William, LLC and sold $1,830,500 in convertible notes to investors.

         As a result of our inability to sell the installment contracts generated by our Galaxy Mall Internet workshop training business in accordance with past practices and due to operating losses, we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. Because this additional capital is not currently available under our arrangements with King William LLC (See Arrangements with King William LLC below) we have sought and will continue to seek such capital through public or private sales of our equity and debt securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, reduce the scope of, or eliminate one or more of our business lines or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of the Internet Commerce Center or control of one or more of our businesses.

         In January, 2001, we consummated a private placement of convertible promissory notes for a total value of $1,830,500 million at 8% interest. The note matures on July 1, 2004 and the holder can convert at any time after six months at a rate of $.25 per share for unregistered common stock or the Company may convert at any time after six months if for a period of twenty consecutive trading days the average of the closing bid and ask prices per share of our common stock is or exceeds $.75 as reported on Nasdaq's OTC Bulletin Board Service. The proceeds from the notes were used to pay down debt and support operations.


On April 4, 2001 the Company sold an additional $296,000 in convertible 8% notes to investors. The notes mature on April 4, 2004 and the holder can convert at any time after six months at a rate of $.25 per share for unregistered common stock or the Company may convert at any time after six months if for a period of twenty consecutive trading days the average of the closing bid and ask prices per share of our common stock is or exceeds $.75 as reported on Nasdaq's OTC Bulletin Board Service. The proceeds from the notes were used to pay down debt and support operations.

     Accounts Receivable

         Accounts receivable, net of allowance for doubtful accounts, was $2,901,485 at March 31, 2001 compared to $2,383,544 at the prior fiscal year's end, June 30, 2000. This increase is principally the result of an increase in revenue through our Internet training workshops. A relatively constant and significant portion of these revenues have been made on an installment contract basis. We have in the past sold on a discounted basis a portion of these installment contracts to a third party financial institution for cash. Because this financing source has been engaged in its own recapitalization it has been, since early September, no longer able to purchase our installment contracts at historical levels. This third party has informed us that due to further delays in its recapitalization, it cannot commit to a date by which it will be able to purchase the accumulated unpurchased installment contracts and resume purchasing newly created installment contracts at historical rates. As of March 31, 2001, we had over $2.1 million of these installment contracts, of which, based on underwriting criteria historically used by this third party, approximately $860,000 would be eligible for purchase on a discounted basis. We have recently entered into arrangements with other financial institutions who have purchased a portion of this portfolio of installment contracts but to date these financial institutions have not purchased installment contracts at rates adequate to provide us with sufficient liquidity and some of them have applied stricter underwriting criteria than the financial institution we have worked with in the past. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts has had a material negative impact on our near-term liquidity and cash position.

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

         An additional payment of $250,000 was due on February 28, 2001 and another payment of $247,278.99 was due on April 10, 2001. Neither of these payments was made. On May 9, 2001 the Company and King William signed a waiver agreement which allowed King William to convert $188,630 principal balance of the note and $11,370 of accrued interest into 800,000 shares of Netgateway, Inc. stock. This is equivalent to $.25 per share for the stock. The $200,000 was credited toward the payment due February 28, 2001 and the balance of $50,000 is required to be paid on March 10, 2002. The payment due April 10, 2001 is required to be paid January 10, 2002 and the payment due May 10, 2001 is required to be paid February 10, 2002. King William waived its right to make further conversions on account of the failure of the Company to make its April and May 2000 payments.

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

         Accounts Payable

         Accounts payable at March 31, 2001 totaled $4,708,716 as compared to $2,839,727 at June 30, 2000. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery and the Company did not meet a payroll with respect to a portion of its employees in one of its business units in December 2000. On February 9, 2001 the missed payroll was paid to all employees except for eight present and former officers of the Company.

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

         On January 25, 2001 we engaged an unrelated third party to attempt to settle a portion of our accounts payable and accrued liability obligations. They have begun contacting selected vendors to offer an immediate settlement for less than the face value of the obligations. Approximately $3.2 million of obligations were turned over. As of April 23, 2001 settlements have been made with vendors who are due approximately $2.5 million to be paid a compromised amount of $428,043. Approximately $250,000 of the compromised amount has been paid.

         The cash required to settle the remaining compromised claims will have to be raised by the Company selling equity or debt securities. There can be no assurance that the balance of our creditors will be willing to compromise their claims or that the Company will be able to raise sufficient additional cash to settle the claims that may be agreed to by our vendors and creditors.

         Deferred Revenue

         Deferred revenue at March 31, 2000 totaled $11,030,866 as compared to $15,967,152 at June 30, 2000. The deferred revenue will be recognized as the services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in our products offered at our Internet training workshops.

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

         Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. Revenues and earnings are anticipated to be enhanced in future periods since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods over future periods.

     Stockholders' Deficit

         Total stockholders' deficit increased to a deficit of $15,420,538 during the current fiscal year from a deficit of $10,776,300 at June 30, 2000. This was mainly the result of the net loss for the nine month period ending March 31, 2001. (See the Statement of Stockholders' Deficit in the financial statements.)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On January 31, 2001 we were served with a Summons and Complaint by Applied Computer Solutions, a California Corporation, in the Fourth District Court, State of Utah, Case Number 010400400. The complaint asks for judgment in the amount of $64,257 plus interest and attorney's fees because of breach of contract, unjust enrichment and other causes of action. We purchased two computer systems from the plaintiff, have used the equipment and are unable to pay the plaintiff due to a lack of working capital. The matter was settled on April 19, 2001.

         On January 26, 2001, we were served with a Demand for Arbitration by Complete Business Solutions, Inc. (Claimant) in the Southfield, Michigan office of the American Arbitration Association. Complete Business Solutions, Inc. has changed their name to COVANSYS. The demand seeks "The balance due and owing claimant for services rendered, the exact amount of which is currently unknown because all services have not yet been billed, but is approximately $1 Million". We dispute the claim. Claimant was engaged by us to write the specifications and produce the Internet Commerce Center (ICC), our core technology platform used to provide services to our customers. Claimant was not able to deliver a useful working platform and as a result we were obliged to complete the project with our own employees. On March 27, 2001 we entered into a settlement and mutual release agreement with COVANSYS in which, provided the Company makes a payment of $160,000 by April 23, 2001, both sides will release the other from all existing claims. The payment was made on April 23, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us between January 1, 2001 and March 31, 2001, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriters and no commissions were paid in connection with the sale of any securities.

         On January 31, 2001 the Company sold convertible notes in the aggregate principal amount of $1,830,500 to 63 investors. The notes are due on July 1, 2004 and carry an interest rate of 8%. The notes are convertible into common stock of the Company at any time after July 1, 2001 by the holder at a conversion price of $.25 per share. The notes are convertible into common stock of the Company after July 1, 2001 by Netgateway, Inc. if after July 1, 2001 the stock trades at or above $.75 for twenty consecutive trading days, at a conversion price of $.25 per share. The holders of the notes were also given warrants to purchase an additional share of the Company's common stock for every two shares of common stock into which the note was originally convertible at an exercise price of $.50 per share. These warrants expired on April 1, 2001 and none were exercised.

         On January 25, 2001, the Company reached an agreement with King William, LLC to restructure the approximately $2.5 million convertible debenture held by King William. Under the terms of the agreement the note is scheduled to be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001. Additionally, Netgateway has allowed King William to retain the right to convert any or all of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days or if Netgateway does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. No additional payment will be made or warrants issued in connection with the termination of the agreement with King William.

         On May 9, 2001 the Company and King William signed a waiver agreement which allowed King William to convert $188,630 principal balance of the note and $11,370 of accrued interest into 800,000 shares of Netgateway, Inc. stock. This is equivalent to $.25 per share for the stock. The $200,000 was credited toward the payment due February 28, 2001 and the balance of $50,000 is required to be paid on March 10, 2002. The payment due April 10, 2001 is required to be paid January 10, 2002 and the payment due May 10, 2001 is required to be paid February 10, 2002.

King William waived its right to make further conversions on account of these payment defaults.

         On January 5, 2001, the Company issued to a consultant of the Company warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.30 per share, which warrants are exercisable for a period of five years, in connection with the termination of such consultant's agreement with the Company.

         In addition, on January 5, 2001, the Company issued to another consultant of the Company warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.30 per share, which warrants are exercisable for a period of five years, in connection with such consultant's development of the curriculum for the Company's training workshops.

         The Company believes that light of the sophisticated nature of each of the acquirers, registration of the securities under the Securities Act was not required and that the sale of its securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemption provided under
Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



(a)      Exhibits.

         10.86 Settlement Agreement and Mutual Release, dated March 27, 2001, by and between CONVANSYS, Inc. and Netgateway, Inc.

         10.87    Form of Convertible Promissory Note

         10.88    Form of Note Purchase Agreement

         10.89    Form of Note Purchase Agreement with warrants

         10.90    Form of Common Stock Purchase Warrant

         10.91 Restructuring and Amendment Agreement, dated January 25, 2001, by and between Netgateway, Inc. and King
                           William, LLC

         10.92    Waiver   Agreement,   dated  May  9,  2001,   by  and  between
                  Netgateway, Inc. and King William, LLC

         10.93 Letter Agreement, dated January 10, 2001, by and between Netgateway, Inc. and Keith Freadhoff

         10.94 Letter Agreement, dated January 10, 2001, by and between Netgateway, Inc. and Donald M. Corliss

         10.95 Letter Agreement, dated January 10, 2001, by and between Netgateway, Inc. and Jill Glashow Padwa


          (b)     Reports on Form 8-K

                  (i) Form 8-K, Item 5, filed on January 8, 2001, with respect to press release describing appointment of new chief executive officer and directors.

                  (ii) Form 8-K, Item 5, filed on January 11, 2001, with respect to the sale of IMI, Inc., a Netgateway, Inc. Subsidiary.

                  (iii) Form 8-K, Item 5, filed on January 12, 2001, with respect to a termination in certifying accountants.

                  (iv) Form 8-K, Item 5, filed on February 8, 2001, with respect to a change in certifying accountants from KPMG to Grant Thornton.

                  (v) Form 8-K, Item 5, filed on April 4, 2001, with respect to a change in certifying accountants from Grant Thornton to Richard A. Eisner & Company.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETGATEWAY, INC.


Date:  May 15, 2001                   /s/ Donald Danks
                                      ------------------------
                                      Name: Donald Danks
                                      Chief Executive Officer


Date:  May 15, 2001                   /s/ Frank C. Heyman
                                      ------------------------
                                      Name: Frank C. Heyman
                                      Title:   Chief Financial Officer