Form 10-K
period 2001-06-30
NETGATEWAY INC
filed 2001-10-15
CIK 1075736

.
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

   [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to _______________ to
         ______________.

                        Commission file number 000-27941

                                NETGATEWAY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                             87-0591719
           (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)             Identification No.)

             754 East Technology Avenue,
                      Orem, Utah                              84097
       (Address of principal executive office)              (Zip Code)

                                 (801) 227-0004
                           (Issuer's telephone number)

                        Securities to be registered under
                            Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange On Which Registered
               None                                      None

                      Securities to be registered pursuant
                          to Section 12(g)of the Act:

                          Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes[X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the average of the bid and asked price for the registrant's common stock on the Nasdaq OTC Bulletin Board on September 28, 2001, the aggregate market value on such date of the registrant's common stock held by non-affiliates of the registrant was $13,915,134. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the registrant's common stock, as of September 30, 2001, was 41,998,565.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.

                                     PART I

         Throughout this report, we refer to Netgateway, Inc., together with its subsidiaries, as "we," "us," or "our company."

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.



Item 1.           Business.


General

         We are an e-Services company that provides eCommerce training, technology, continuing education and a variety of other web-based resources to over 100,000 small businesses and entrepreneurs annually. Our affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. Our services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider tightly focused on our target market.

         We are executing a strategic plan that is intended to allow us to sustain revenue and profitability at acceptable levels after we cease recognizing revenue from prior product offerings due to the chage in our product offerings following our fiscal second quarter of this year. We will seek to increase our revenue by enhancing the range of products and service offerings to our customer base, increasing sales to our existing customer base, and by increasing the number of our Internet Marketing Workshops. We will also seek to reduce our cost of goods by creating new technology for our production staff. Substantially all of our revenues are derived from our Galaxy Mall, Inc. subsidiary.

         We were incorporated under the laws of Nevada on April 13, 1995, under the name Video Calling Card, Inc. In June 1998, we acquired all of the outstanding capital stock of Netgateway, a Nevada corporation formerly known as eClassroom.com, in exchange for 5,900,000 shares of its common stock. At the same time, we acquired the assets of Infobahn, LLC d/b/a Digital Genesis, an electronic commerce applications developer, in exchange for 400,000 shares of our common stock.

         In January 1999, StoresOnline.com, Ltd., a Canadian corporation and our wholly owned subsidiary, acquired all of the outstanding capital stock of Spartan Multimedia, Ltd., an Internet storefront developer and storefront service provider, in exchange for 371,429 shares of Class B common stock of StoresOnline.com. The Class B common stock is exchangeable on a one-to-one basis for shares of our common stock. To date, a total of 276,713 shares have been exchanged.

         In November 1999, we reincorporated under the laws of Delaware.

         In June 2000, we acquired all of the outstanding capital stock of Galaxy Enterprises, Inc., a Nevada corporation, in exchange for approximately 3,900,000 shares of our common stock. Galaxy Enterprises was organized as a Nevada corporation on March 3, 1994. Galaxy Enterprises was originally formed under the name Cipher Voice, Inc., and was incorporated for the purpose of developing, producing and marketing equipment related to computer hardware security, known as a digital voice encryption-decryption electronic device. Galaxy Enterprises was unsuccessful in developing that technology and subsequently ceased operations.

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

         Effective May 31, 1999, Galaxy Enterprises, through its wholly owned subsidiary IMI, Inc., acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired included, among other things, equipment, inventory and finished goods, intellectual property, computer programs and cash and accounts receivable. The primary use of these assets relate to the design, manufacture and marketing of Impact Media's products and services.

         In August 2000, we announced that we would close our Long Beach headquarters and consolidate it with our Orem, Utah operations. After the relocation of our operations to Utah we dramatically slowed the development of our Internet Commerce Center, or ICC, stopped substantially all sales and marketing activity for business-to-business solutions based on the ICC and terminated the employment of the ICC sales and marketing team. We are continuing to support our existing business-to-business customers served by the ICC and are seeking additional opportunities to derive revenue from this technology but there can be no assurance that we will be successful in doing so. Although early versions of the ICC are fully operational and being used by current customers, we have suspended all ICC engineering and programming activities with respect to new versions and features of the ICC pending receipt of actual ICC customer orders. No such orders have been received to date. If and when ICC customer orders are received, we will identify the actual customer needs and if further ICC development work is required and appropriate, will do such work at that time. Since the relocation of our operations to Utah we have also restructured our cable commerce operations. Through July, 2001 we continued to work with our cable operator partners in support of existing Internet cable malls and to increase the number of merchants hosted on these malls but our activity in this regard was greatly reduced effective January, 2001 as a result of reductions in the size of the sales and marketing team. In July 2001, we transferred to a third party the opportunity to market these product and service offerings to both our existing cable operator business partners and others. Pursuant to this arrangement we will continue to provide the underlying technology and hosting and other services.

         In January 2001 we sold our IMI subsidiary to Capistrano Partners LLC for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance of the purchase price. At the time of the transaction, Capistrano Partners LLC was an unrelated third party, but the sole member of Capistrano is now an equity investor in us.

Industry Background

         The  Internet   economy  has  transformed  the  way  that  business  is
conducted. To address this more competitive environment companies are now required to market dynamically, compete globally and communicate with a network of consumers and partners. Introducing a business to the Internet economy can unleash new opportunities for that business that can drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies must be able to offer and/or deliver their services and products through the Internet to capitalize on its potential.

         In 2001, Nielsen/NetRatings, Inc. estimated that there were as many as 159 million Americans with Internet access and that 63 million Americans were actively on-line. These numbers mean that a large percentage of the United States population (approximately 58 and 23 percent of the total, respectively) has the means to engage in eCommerce over the Internet. According to research by Jupiter Communications, business-to-consumer eCommerce in the United States reached $45 billion in 2000, and is expected to reach $269 billion in 2005. A United States Department of Commerce report released in January 2001 entitled "Leadership for the New Millennium, Delivering on Digital Progress and Prosperity," projects that business-to-consumer eCommerce could swell to between $75 billion and $144 billion in 2003.

         The growth of business-to-consumer eCommerce and the growing acceptance of eCommerce as a mainstream medium for commercial transactions, presents a significant opportunity for companies, including small businesses and entrepreneurs. To take advantage of this opportunity they must extend their marketing and sales efforts to the Internet and often must transform their core business and technologies in order to be able to successfully conduct commerce by means of the Internet. The transformation challenges include systems engineering, technical, commercial, strategic and creative design challenges and developing an understanding of how the Internet transforms relationships between businesses and their internal organizations, customers, and business partners. A company seeking to effect such a transformation often needs outside technical expertise to assist in identifying viable Internet tools, and to develop and implement reasonable strategies all within the company's budget, especially if the company believes that rapid transformation will lead to a competitive advantage.

         This environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies (eService companies) offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, Website design and hosting. This specialization has resulted in a fragmented market that often requires a company to combine solutions from different providers that may be based on different, or even contradictory, strategies, models and designs. We believe that there is a very large, fragmented and under-served market for entrepreneurial companies searching for professional services firms that offer turnkey business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

         We believe that few of the existing eServices providers targeting small businesses and entrepreneurs have the range of product and service offerings that focus on the peculiar needs of this market. This market requires a broad range of product and services offerings that are necessary to assist in a coordinated transformation of their business to embrace the opportunities presented by the Internet. Accordingly, we believe that these organizations are increasingly searching for an services firm such as ours that offers turn-key business-to-consumer eCommerce solutions focused on their eServices requirements, which include training, education, technology, creative design, transaction processing, data warehousing, transaction reporting, help desk support and consulting. Furthermore, we believe that organizations will increasingly look to Internet solutions providers that leverage industry and client practices, increase predictability of success for Internet solution deployments and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

Our Business

     Small Business Offerings Through Galaxy Mall

         We offer a continuum of services and technology to the small business owner and entrepreneur. Our services start with a complimentary 90-minute informational Preview Training Session for those interested in extending their business to the Internet. These Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet. We typically conducted 20-30 sessions each week across the United States. At these Preview Training Sessions, our instructors preview the advantages of establishing a website on the Internet, answer in general terms many of the most common questions new or prospective Internet merchants have (including the identification of the types of products, services, and information that are best marketed and/or sold on the Internet), how to develop an effective marketing and advertising strategy, and how to transform an existing "brick and mortar" company into a successful e-commerce enabled company.

         Approximately two weeks after each Preview Training Session, we return to conduct an intensive eight hour inexpensive internet training workshop which provides Internet eCommerce and website implementation training to a subset of individuals and companies that attended the preview session. At the Internet training workshop, attendees learn some of the detail, tips, and techniques needed to transform an existing "brick and mortar" company into an eCommerce success. They learn how to open and promote a successful Internet business, including a plain English explanation of computer/Internet/technical requirements and e-commerce tools, specific details and tips on how to promote and drive traffic to a website and techniques to complete more sales from traffic to a website.

         At the conclusion of the workshop, the attending individual or company, typically a small business or individual entrepreneur, is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and an integrated package of services and thereby become a client and a GalaxyMall merchant.

         Galaxy Mall is a virtual Internet online mall with thousands of storefront websites. An independent survey conducted by PC Data Online ranked Galaxy Mall well into the top 2,000 most visited websites. During the same period, Google, a leading Internet search engine, reported that it had indexed over 1.3 billion web pages. The traffic to Galaxy Mall is generated not because it is an on-line mall, but because some of the merchants on the mall do the things we teach at our workshops, and make available through the password protected Merchant Services section of the mall.

         The integrated package of services includes:

          o The ability to create up to three different, fully eCommerce enabled websites, with the option to host on Galaxy Mall

          o    Access to our detailed database of Internet marketing information

          o    Helpdesk technical support via on-line chat, email, and telephone

          o    Initial registration to over 300 different search engines

          o Tracking software to monitor site traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.)

          o    Internet classified advertisements

          o Merchant accounts for real-time on-line credit card and check processing

          o    Testing and marketing tools (auto responders)

         The license to our Complete Store Builder (StoresOnline) software and website development platform permits the client to create up to three custom websites. If the client prefers, the client can hire our development team of employees and contractors to design and program the website for an additional charge rather than use the store builder software. The client's website(s) can either be a static, standalone site hosted by a third party, or it can be hosted by us. If we host it the client will be able to take advantage of the dynamic website updating capabilities of the StoresOnline platform and can be included in our Internet online Galaxy Mall (www.galaxymall.com).

         Following the initial sale to a client, we seek to provide additional technology and services to our clients. On the services side, we offer custom programming to create distinctive web page graphics and banners and advanced programming to enhance websites with things such as streaming audio and video media, Macromedia(TM) Flash and Director programming techniques, commitments to deliver page view traffic to the website and a ten week coaching and mentoring program. The coaching and mentoring program involves a series of telephone training sessions with a tutor who provides specific assistance in a variety of areas, including Internet marketing.

         We are exploring the process of developing an extension to our existing coaching and mentoring service offering to include a "distance learning" service based on streaming media technology in a virtual classroom setting.

         We will seek to increase sales to our existing client base by more aggressively imposing and collecting hosting fees, selling programming services to update existing client websites and an outsourced outbound telemarketing program through which we periodically contact persons who attended our Internet training workshops. In particular we will focus on selling Internet training workshop attendees who did not purchase at the workshop our basic package, and will focus on selling additional product and service offerings (both ours and third parties) to persons who purchased at the workshop and activated a website. Through this program we also seek to increase the website activation rate of customers who purchase at our Internet training workshops but have not yet designed or activated their website and thereby establish a stronger relationship with these persons and offer them additional products and services. We may also, for a fee, allow third parties to seek to sell to our clients and Preview Training Workshop and Internet training workshop attendees, products and services that are complimentary with our product and service offerings. In some situations this could result in the client purchasing additional products and services from us and in the client selling additional products and services through their websites.

         In addition to seeking to grow by increasing the number of preview training sessions and Workshops in the United States we are launching an international expansion of our business, initially into selected predominantly English speaking countries in the Asia Pacific region and possibly thereafter to additional countries in Asia and Europe. Our research indicates that we should experience lower customer acquisition costs in these regions than we currently experience in the United States and that our turnkey product and service offering for small businesses and entrepreneurs may enjoy a first mover advantage in these markets. We are forming strategic alliances with other companies with experience in these countries to assist in a launch currently underway.

         Seasonality. Revenues during the year for our Galaxy Mall business are subject to seasonal fluctuations. The first and second calendar quarters are generally stronger than the third and fourth calendar quarters. Customers seem less interested in attending our workshops during the period between July 15th through Labor day, and again during the holiday season from Thanksgiving Day through the first week of the following January.

     Other Product and Service Offerings

         Our business-to-business group delivers eCommerce solutions to a limited number of clients. We are no longer actively promoting this line of business and are not spending significant resources to further develop or expand this business or its core technology - the Internet Commerce Center (ICC). However, we do continue to host and support five customers for whom we maintain custom eCommerce applications. Although these are not a part of our main core business, the existing contracts provide for positive cash flow with minimum resource requirements.

         Our CableCommerce division originally partnered directly with cable operators to combine the power of cable advertising with local eCommerce and created and launched over 30 cable-branded electronic malls with leading cable operators such as AT&T, CableOne, MediaOne and Cox Communications. These e-Malls feature local establishments, allowing visitors to locate convenient services and products. These CableCommerce e-Malls currently reach more than 1.1 million households in over 10 markets across the nation. Through these cable commerce e-Malls we sought to sell entry-level ICC services, such as simple Internet storefronts and services based on our StoresOnline platform.

         In July 2001, we entered into an agreement with a third party who will continue to market and promote of our Cable Commerce e-Mall product. Pursuant to this agreement the third party will be responsible for identifying and developing new business relationships and will control pricing and we will host the eCommerce websites and other product offerings as well as provide maintenance and support for all customers on a percentage of net revenue basis. Through this arrangement we continue to offer design, development, hosting and site management of e-Malls and electronic storefronts sold through cable operators and delivered to local merchants and subscribers. We also provide training to the cable system sales personnel, and provide storefront creation and maintenance services. In addition, we offer local and regional classified advertisements, community calendars and coupons to optimize e-Mall content.

         Through IMI, our former subsidiary doing business under the name Impact Media, we formerly offered state-of-the-art multi-media marketing messages using custom-cut compact discs. IMI also created full-motion CDs for Fortune 1000 companies, designed, manufactured and marketed multimedia brochures, and shaped compact disks and other products and services to facilitate traditional marketing and to bridge the gap between conventional and Internet marketing. We sold this business in January 2001 to Capistrano Partners LLC.

     Our Technology

         We believe that a key component of our success will be a number of new technologies we have developed. These technologies distinguish our services and products from those of our competitors and help reduce our operating costs and expenses. The most important of these are the recent version 4.0 of our StoresOnline eCommerce-enabled website development and hosting platform and our Dynamic Image Server technology.

         The StoresOnline platform is a turnkey eCommerce development platform, which has been continuously improved over the past decade. Version 4.0 of the StoresOnline platform represents the culmination of over ten years of development effort on a platform that has hosted over 15,000 eCommerce-enabled websites and, in the past, has received broad acceptance in the fast growing market of small businesses and in the entrepreneurial community. The StoresOnline platform version 4.0 represents a continued stage of evolution towards an easier to use and more scalable application and includes the following new features.

          o Variations or products, such as sizes, colors, etc. are supported, and websites can be programmed to resolve possible variation conflicts (e.g. we do not currently offer the red shirt in size extra large)

          o Multiple price sets allow a merchant to offer the same product at different prices for different buyers, in a password-protected environment, and allows the use of multiple currencies. We believe multiple price and currency sets enhance acceptance of this platform in international businesses

          o Ability to deliver a digital product, such as software or an eBook, through a download

          o Import and export capabilities allow the exchange of product data and order data in HTML and XML formats. This reduces programming time and allows for easy transfer of order and other data into other applications such as Intuit(R) QuickBooks(R) or Microsoft(R) Money

          o Page content (such as text, images, links, headers, footers, etc.) can be easily customized and changed and automatically cascaded throughout the website

          o Customizable order and data collection forms enabling us to address a merchant's specific needs

          o The ability to capture and process in real time customer orders in accordance with predetermined business rules and specific "back office" requirements of each merchant.

          o Preview functionality allowing a merchant to view and test of a website prior to publishing it on the Internet

         A unique technology innovation, which we feel gives us a competitive advantage, is our DynamicImage Server. The DynamicImage Server allows images to be created dynamically rather than by uploading images or using stock photos or clip art. A user can create images dynamically through the manipulation of multiple image variables (such as background color, text, borders, sizing, dropshadows, etc.) in a simple "point and click" environment. This feature allows the automatic generation of all possible image permutations; such as to allow a customer to view all of the different possible combinations of shirts, tie, sport coats, and slacks before purchase. The DynamicImage Server allows for quick and easy creation of graphical and professional looking storefronts.

     Transaction Processing

         We offer solutions that capture and transact customer orders according to the business rules and specific "back office" needs of the particular client. Our eCommerce system solution acts as a gateway, so our clients can receive and process orders and payments, provide order confirmation and reporting and organize order fulfillment in conjunction with payment processes. We can provide support for eCommerce transactions using checks, credit cards, electronic funds transfers, purchase orders and other forms of payment. We currently provide this capability in conjunction with certain third-party vendors, including PaymentNet, AuthorizeNet, and Clear Commerce.

     Sales and Marketing

         Most of our products are Internet-related and, consequently, do not use traditional distribution channels. Our principal distribution channel is our Internet training workshops through which we sell directly to small businesses and entrepreneurs. These workshops are presented several times a week during most weeks of the year. We rent hotel conference rooms in various cities throughout the United States in which we host preview training sessions and Internet training workshops. Our workshop model requires that we make significant expenditures to cover customer acquisition costs prior to realizing any revenue or receiving an indication of interest from these potential clients and to date have experienced only limited success in selling additional products and services to our clients after the initial sale. Accordingly, the percentage of the attendees at a workshop who purchase our products and services is a critical factor to our success.

         We advertise our preview sessions in direct mail and e-mail solicitations targeted to potential customers meeting established demographic criteria. The direct mail and e-mail pieces are sent several weeks prior to the date of the preview session. Mailing lists are obtained from list brokers. Announcements of upcoming preview sessions also appear occasionally in newspaper advertisements in scheduled cities. Finally, we promote our preview and workshop sessions through other third-party training companies.

         We also use an outsourced telemarketing program to sell products and services to preview and workshop attendees and to our existing client database.

         Our business-to-business services were originally sold and marketed by means of a combination of direct and indirect sales. We have eliminated that sales force and an associated marketing and sales support group and are no longer actively promoting this product.

         Our CableCommerce division originally sold and marketed its services by partnering with the cable operator's sales force through agreements with cable operators. The CableCommerce sales force was terminated and we are now continuing to develop our relationships with our cable company partners to sell eCommerce-enabled websites and associated services to the cable company's customers, through a third party.

     Research and Development

         Since June 1999, we have conducted considerable research and development with respect to our technology. During the years ended June 30, 2001, and June 30, 2000, respectively, we invested, on a consolidated basis, approximately $1,805,000 and $6,463,000 respectively, in the research and development of our technology. Our specific accomplishments during fiscal year 2001 were completion of version 4.0 of the StoresOnline platform and the DynamicImage Server. In general, our research and development efforts have:

          o    emphasized  the  development  of  advanced   technology  and  new
               services

          o focused on the enhancement and refinement of existing services in response to rapidly changing client specifications and industry needs

          o introduced support for evolving communications methodologies and protocols, software methodologies and protocols and computer hardware technologies

          o    improved functionality, flexibility and ease of use

          o enhanced the quality of documentation, training materials and technical support tools

          o begun development of an internal database that will replace the incompatible, standalone systems used in marketing, sales, store building, and customer service, and which will be fully integrated with the accounting systems

          o completed a new merchant login system providing enhanced security and management of password access to the Merchant Services section of the mall, and

          o reconfigured the entire company's computer networks, including hardware and software upgrades, firewall protection, and the creation of a new company data center.

Competition

         Our markets are becoming increasingly competitive. Our competitors include application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as us to the small business and entrepreneur markets.

         Most of these competitors do not yet offer a full range of Internet professional services. Many are currently offering some of these services or have announced their intention to do so. These competitors at any time could elect to focus additional resources in our target markets, which could materially adversely affect our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than us.

         Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

         There are relatively low barriers to entry into our business. We have limited proprietary technology that would preclude or inhibit competitors from entering our markets. In particular, we anticipate that new entrants will try to develop competing products and services or new forums for conducting eCommerce that could be deemed competitors. We believe, however, that we presently have a competitive advantage due to our proven marketing strategies for GalaxyMall and our other products. In 1995, certain of Galaxy Mall's principals, who at that time were working with Profit Education Systems, were instrumental in creating an Internet marketing workshop industry. Galaxy Enterprises obtained this Internet marketing workshop expertise when it acquired Profit Education Systems. To our knowledge, there were no other businesses engaged in the Internet marketing workshop industry at that time. Due to this experience with such marketing workshops, we believe we enjoy a strong competitive advantage in this industry.

         Anticipated and expected technology advances associated with the Internet, increasing use of the Internet and new software products are welcome advancements expected to attract more interest in the Internet and broaden its potential as a viable marketplace and industry. We anticipate that we can compete successfully, by relying on our infrastructure, existing and expanding marketing strategies and techniques, systems and procedures, by adding additional products and services in the future, by periodic revision of such methods of doing business as we deem necessary and by an aggressive move into international markets.

Intellectual Property

         Our success depends in part upon our proprietary technology and other intellectual property and on our ability to protect our proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon unpatented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws as well as on confidentiality procedures and licensing arrangements.

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

         We intend to change our corporate name, Netgateway, Inc., to a new name in response to claims made by the holder of a registered trademark that the name, "Netgateway," infringes their trademark.

Employees

         As of June 30, 2001, we had approximately 121 full-time employees, including 6 executive personnel, approximately 44 in sales and marketing, approximately 4 in the development of our e-Business solutions, approximately 45 in customer support and approximately 22 in general administration and finance. We also use some independent contractors who speak at our preview and/or workshop training sessions, and others who provide some programming services.

Governmental Regulation

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on eCommerce which is charged with investigating and making recommendations to Congress regarding, the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulation could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risk Factors

We have limited operating history and may not maintain profitability at the levels achieved during our past two fiscal quarters, or achieve full-year profitability.

     Given  our  limited  operating  history,  there  is  little  operating  and financial  data about us,  making  evaluation  of our  business  operations  and prospects more difficult. We are subject to the risks, expenses and uncertainties frequently encountered by young companies operating exclusively in the new and rapidly-evolving markets for Internet products and services. During the past two quarters our profitability was based in large part on the benefit of deferred revenue which benefit will not extend at current levels beyond the second quarter of this fiscal year and does not contribute to our cash flow. Successfully achieving our strategic plan and achieving profitability for our 2002 and future fiscal years depends on our ability to:

          o increase the number of workshops held without experiencing a reduction in the portion of attendees who purchase our products and services at the workshops

          o successfully develop and sell additional products to our existing customers;

          o maintain and increase the levels of interest in being hosted on our Galaxy Mall

          o generate revenues through sales of third party products and services, and

          o continue to identify, attract, retain and motivate qualified personnel.

     Furthermore, the growth of our business depends on factors outside our control, including:

          o adoption by the market of the Internet, and more specifically, our company as an effective provider of Internet based solutions;

          o continued acceptance by our target customers of a "clicks and mortar" strategy, and

          o acceptance of our basic outsourcing business model by our target customers.

We have a capital deficit, we have a history of losses and we may in the future experience losses.

         We have incurred substantial losses in the past and may in the future incur additional losses. At June 30, 2001 and 2000, we had working capital deficits of $11,352,352 and $14,844,854 respectively; our capital deficit was $9,306,829 and $10,776,300 at June 30, 2001 and June 30, 2000, respectively. We generated revenues from continuing operations of $43,000,533 for the year ended June 30, 2001 and $22,149,649 for the year ended June 30, 2000. For the year ended June 30, 2001 and the year ended June 30, 2000, we incurred net losses of $3,638,736 and $44,108,429, respectively. For the year ended June 30, 2001 and the year ended June 30, 2000, we recorded negative cash flows from continuing operations of $7,347,123 and $16,439,729, respectively.

         We have historically invested heavily in sales and marketing, technology infrastructure and research and development and must continue to invest heavily in sales and marketing in connection with our Galaxy Mall workshop business. As a result, we must generate significant revenues to achieve and maintain profitability. If we are able to increase revenue, then we expect our sales and marketing expenses, research and development expenses and general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues. In addition, our results for fiscal 2001 were materially affected by a benefit of deferred revenue during the last two quarters, which benefit we anticipate will not extend at current levels beyond the second quarter of the current fiscal year due to the change in product offerings and does not contribute to cash flow. As a result, we may not be able to achieve and maintain profitability for a complete fiscal year.

         Our auditors report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern.

         Our financial statements include a note that indicates that we had losses from operations and a net capital deficit and that, accordingly, these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.


Our previous private placement may be subject to rescission rights.

     Our private placement conducted January-April 2001 to a group of our then long-time stockholders who were accredited investors occurred in part while a dormant but not effective registration statement was on file with the SEC with respect to a public offering of our common stock by a third party deemed by current SEC interpretations to be an offering by us. Although we believe that these unregistered securities were issued pursuant to an available exemption under applicable securities laws, we are aware of current interpretations of securities regulators that are inconsistent with our view. If in fact our interpretation is proven incorrect then, among other consequences, the purchasers of such securities would be entitled to exercise rescission rights with respect to their investment in us. If such rights were exercised by these investors, we would be liable to them in an amount equal to the total proceeds of such offering, $2,076,500, plus interest at rates determined by state statutes from the date of such offering to the date of payment. We believe that, if such an offer of rescission was made to these investors at this time, it would not be accepted. If we were required to make such an offer and it was accepted, then the required payments would exceed our cash resources and require us to seek additional financing, most likely in the form of additional issuances of common stock, to make such payments and would materially and adversely effect our financial condition.

Our ability to use our net operating loss carryforwards has been reduced. This could adversely affect our net income and cash flow.

         As of June 30, 2001, we had net operating loss carryforwards of approximately $44 million which expire between 2006 and 2021 that can be used to reduce our future U.S. federal income tax liabilities. However, our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities may already have been or could be reduced if we were to experience more than a 50% change in ownership within the meaning of Section 382 of the Internal Revenue Code. In addition, if our ability to use these carryforwards has already been limited then future changes in ownership may further limit the use of these carryforwards. If we have lost or were to have limited or lose the benefits of these loss carryforwards, our earnings and cash resources would be materially and adversely affected. The rules for determining changes in stock ownership for purposes of section 382 are extremely complicated and in many respects uncertain. A stock ownership change could occur as a result of circumstances that are not within our control. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have fully reserved the deferred tax asset at June 30, 2001.

Our recent restructuring strained our managerial, operational and financial resources.

     During the past twelve months our business experienced many changes, including the relocation of our headquarters from Long Beach, California to Orem, Utah, a determination to focus our business on our Galaxy Mall operations and a number of changes in our board of directors and executive officers, including the loss of five directors and two chief executive officers since November 2000. In addition, our reduction in management personnel and administrative staff, our discontinuance of further development of our B2B and Cable Commerce divisions, our merger with Galaxy Enterprises, Inc. and the significant losses of our former B2B and Cable Commerce divisions, significantly strained our operational and financial resources. As a result we would experience significant difficulty absorbing the impact of a material adverse event or group of insignificant minor adverse events.

We depend on our senior management, and their loss or unavailability could put us at a serious disadvantage.

     We depend on the continued services of our key personnel, including our chief executive officer, president and chief operating officer, chief financial officer, chief technical officer and executive vice president-sales and marketing as well as the speakers at our Galaxy Mall workshops and other key personnel of our Galaxy Mall subsidiary. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. As a result of the recent changes and financial difficulties we have experienced, we could face substantial difficulty in hiring qualified members of our senior executive staff. We expect that we will need to hire additional personnel in all areas if we are able to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

We  may  pursue   acquisitions  of  complementary   service  or  product  lines,
technologies or business that may adversely affect our operations.

     From time to time, we have evaluated and in the future may evaluate potential acquisitions of businesses, services, products or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We have no present commitment or agreement with respect to any material acquisition of other businesses, services, products or technologies.

The market for our products and services is evolving and its growth is uncertain.

     The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of them through our proposed international operations are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance or if our efforts to expand internationally do not sustain market acceptance.

We will require additional capital in order to sustain our business and execute our growth plan, which capital may not be available to us.

     Our workshop business model requires significant outlays of money in advance for directed sales and marketing expenses to obtain each new sale. This requires us to continue to make significant ongoing expenditures to cover these customer acquisition costs. Our experience over the past five years validates this business model and we have generally experienced an immediate positive financial return to these expenditures under current conditions. If these conditions change then our operations and financial prospects will be adversely effected. Our plan to grow our business includes increasing sales to our existing customers, something with which we have had little success in the past.

     We believe, based on our current strategic plan to increase revenues, that we will need substantial amounts of additional financing by the end of our third fiscal quarter (March 31, 2002), in addition to the capital raised in our current private placement of unregistered common stock. Our success in raising this capital will depend upon our ability to access equity capital markets and obtain working capital through sales of our customer receivables. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our plans for growth, including the development of products, the financing of acquisitions, or the pursuit of business opportunities. If we issue securities for capital, the interests of investors and shareholders could be diluted.

We may not have the resources to compete with other companies within our industry.

     Although most of our direct competitors have not to date offered a range of Internet products and services comparable to those offered by us, many have announced their intention to do so. These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. Competitors that have established relationships with large companies, but have limited expertise in providing Internet solutions, may nonetheless be able to successfully use their client relationships to enter our target market or prevent our penetration into their client accounts. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

Expansion  into  international   markets  and  development  of  country-specific
eCommerce products and services may be difficult or unprofitable.

     We currently do not have any international operations. However, we plan to expand our current operations into selected international markets. Our failure to establish successful operations and sales and marketing efforts in international markets would likely seriously harm the financial results of our operations.

     There are difficulties inherent in doing business in international markets such as:

          o cultural and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our preview sessions and Internet training workshops and/or lower than anticipated sales

          o    unproven markets for our services and products

          o less developed distribution and payment mechanisms that may impede the growth of eCommerce;

          o unexpected changes in regulatory requirements o potentially adverse tax environment

          o    export restrictions and tariffs and other trade barriers

          o    difficulties in staffing and managing foreign offices

          o burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet, and

          o    fluctuations in currency exchange rates.

We have experienced difficulty monetizing the customer receivables generated by our workshop business that may require us to raise additional working capital.

         One of the reasons that we have achieved our current level of sales at our Internet training workshops is that we offer our customers a choice of payment options, including a lease and an installment payment plan. The lease arrangement is provided through a related third party that pays us an agreed amount at the time of sale for the products and services acquired by the customer, and we are in discussions with this related third party concerning the terms upon which this option will be made available to our customers in the future. The installment contracts are delivered to one of several third parties for servicing and thereafter we seek to sell these contracts to the servicer and other third parties. We experienced difficulties during fiscal year 2001 in selling these installment contracts at historical levels, and a continuation or exacerbation of these conditions will require us to raise additional working capital to allow us to carry these assets on our balance sheet. All of these leasing and installment contract arrangements are subject to termination at any time by notice to us. The arrangements for the sale of the installment contracts include a reserve account held by the purchaser of the contracts as security against defaults by the customer. As a result of financial difficulties experienced by one of these third party purchasers there is a substantial risk that this third party may not be able to pay the amount due to us with respect to the reserve account as it becomes payable. We have therefore reserved against this item and may have to raise additional working capital to cover such a loss, should it materialize.

Management beneficially owns approximately 13% of our common stock and their interests could conflict with other stockholders.

     Our current directors and executive officers beneficially own approximately 13% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

Our future success depends on continued growth in acceptance of the Internet as a business medium.

     In order for us to attain success, the Internet must continue to achieve widespread acceptance as a business medium. In addition, the businesses and merchants to whom we market our products and services must be convinced of the need for an online eCommerce presence and must be willing to rely upon third parties to develop and manage their e-commerce offerings and marketing efforts. It remains uncertain whether a significant market for our products and services will grow or whether our products and services will become generally adopted. Our business model may not be successful and may need to be changed, and if we are not successful in responding to the evolution of the Internet and in tailoring our product and service offerings to respond to this evolution, our business will be materially and adversely affected.

The Internet may become subject to U.S. and foreign government regulation, the impact of which is difficult to predict.

     Any existing or new legislation applicable to the Internet could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations. Few laws or regulations currently directly apply to the Internet. It is currently unclear what, if any, will be the potential impact on Internet usage generally and e-commerce in particular, of new or existing laws and regulations concerning such Internet-related issues as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, national security, quality of products and services, and intellectual property ownership and infringement.

     Other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The European Union has adopted privacy and copyright directives that may impose additional burdens and costs on our proposed international operations and we have not yet completed our analysis of the impact of these and other laws, regulations and directives on our proposed international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Many areas with high Internet use have experienced interruptions in phone service, and local telephone carriers, are seeking governmental action to regulate Internet service providers and online service providers and to impose access fees.

     A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could decrease demand for our solutions.

Our operations could be hurt by terrorist attacks and other activity that make air travel difficult or reduce the willingness of our target customers to attend our group meetings.

     We rely on frequent presentations of our preview training sessions and Internet training workshops by a limited number of persons in various cities and these persons generally travel by air. In addition, these preview training sessions and Internet training workshops involve large groups of persons in upscale and sometimes marquis hotel facilities. Our business would be materially and adversely affected by air travel becoming less available due to significant cut backs in the frequency of service or significant increases in processing times at airports due to security or other factors or by air travel becoming unavailable due to governmental or other action as was the case during a brief period during September 2001. In addition, our business would be materially and adversely affected if our target customers were to become fearful of attending large public meetings in large hotels.

Internet security issues pose risks to the development of e-commerce and our business.

     Security and privacy concerns may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Processing eCommerce transactions involves the transmission and analysis of confidential and proprietary information of the consumer, the merchant, or both, as well as our own confidential and proprietary information. Anyone able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations, as well as the operations of the merchant. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that we experience breaches in the security of proprietary information which we store and transmit, our reputation could be damaged and we could be exposed to a risk of loss or litigation and possible liability.

We depend upon our proprietary intellectual property rights, none of which can be completely safeguarded against infringement.

     We are aware that third parties have, from time to time, copied significant portions of our directory listings for use in competitive Internet navigational tools and services. We rely upon copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, business partners and others to protect our proprietary rights, but we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. We do not have any patents or significant trademarks, and effective trademark, copyright and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. In addition, while we attempt to ensure that our licensees maintain the quality of our brand, these licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties.

We may incur substantial expenses in defending against third-party patent and trademark infringement claims regardless of their merit.

     We intend to change our corporate name, Netgateway, Inc., to a new name in response to claims made by the holder of a registered trademark that our "Netgateway" name and brand infringes their trademark, in which case we will incur costs to adopt and develop the new corporate identify.

     We are aware of lawsuits filed against certain of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us. Many parties are actively developing search, indexing, e-commerce and other Web-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future.

     From time to time, parties may assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Third parties may also assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. If there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.



Our operations, based in Utah, could be hurt by a natural disaster or other catastrophic event.

         Substantially all of our network infrastructure is located in Utah, an area susceptible to earthquakes. We do not have multiple site capacity if any catastrophic event occurs and, although we do have a redundant network system, this system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our community, communications or eCommerce services, our business and reputation could suffer substantial adverse publicity and impairment. We do not carry sufficient business interruption or other insurance at this time to compensate for losses that may occur as a result of any of these events.

There are low barriers to entry into the e-commerce services market and as a result we face significant competition in a rapidly evolving industry.

     We have no patented, and only a limited amount of other proprietary, technology that would preclude or inhibit competitors from entering our business. In addition, the costs to develop and provide eCommerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer e-commerce services providing significant technological, creative, performance, price or other advantages over the services that we offer.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

     You should not rely on our results for any interim period as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history; (ii) the emerging nature of the markets in which we compete, and (iii) during the past two and next two fiscal quarters, a non-recurring benefit resulting from the recognition of deferred revenue. In addition, future results may fluctuate, causing our results of operations to fall below the expectations of investors and potentially causing the trading price of our common stock to fall, impairing our ability to raise capital. Our quarterly results may fluctuate due to the following factors, among others:

          o    our ability to attract and retain clients

          o one time events that negatively impact attendance and sales at our preview sessions and Internet training workshops;

          o    intense competition

          o Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce

          o our ability to timely and effectively upgrade and develop our systems and infrastructure

          o our ability to attract, train and retain skilled management, strategic, technical and creative professionals

          o technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally;

          o the availability of working capital and the amount and timing of costs relating to our expansion, and

          o general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

Investors will incur immediate and substantial dilution.

     Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2001, we had outstanding stock options to purchase approximately 3,740,000 shares of common stock and warrants and convertible securities to purchase approximately 16,732,000 shares of common stock. To the extent that such options, warrants and convertible securities are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, be convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts that may limit the opportunity of our stockholders to sell their shares at a favorable price.

     Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. Our bylaws contain provisions regulating the introduction of business at annual stockholders' meetings by anyone other than the board of directors. These provisions may have the effect of making it more difficult, delaying, discouraging, preventing or rendering more costly an acquisition or a change in control of our company.

     In addition, our corporate charter provides for a staggered board of directors divided into two classes. Provided that we have at least four directors, it will take at least two annual meetings to effectuate a change in control of the board of directors because a majority of the directors cannot be elected at a single meeting. This extends the time required to effect a change in control of the board of directors and may discourage hostile takeover bids. We currently have three directors. Because we did not hold an annual meeting during fiscal year 2000, the terms of all of our directors will expire at the time of our next annual meeting.

     Further, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. Such terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

Our stock price and its volatility and our listing may make it more difficult to resell shares when desired or at attractive prices.

     Our common stock now trades on The Nasdaq Over the Counter Bulletin Board as a result of its delisting from The Nasdaq National Market for reasons including its low price. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Stockholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on the Nasdaq National Market. In addition, the market for our common stock may not be an active market.

     The trading price of our common stock has been, and may continue to be, subject to wide fluctuations. From November 18, 1999, when our stock first began trading on The Nasdaq National Market, through September 30, 2001, following our January 10, 2001 listing on the Over-the-Counter Bulletin Board, the closing sale prices ranged from $0.125 to $12.25. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates and recommendations by financial analysts covering other companies, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Future sales of common stock by our existing stockholders and by holders of warrants and stock options granted by us could adversely affect our stock price.

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 30, 2001, we had outstanding 41,988,565 shares of common stock, of which 9,584,722 were freely tradable. An additional 5,847,722 shares were reserved for issuance pursuant to exercise of warrants and options. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of the lock-up agreements.

Item 2.           Properties.


     In October 2001, we completed the consolidation of our then existing operations in southern California with those acquired through our merger with Galaxy Enterprises by moving our headquarters from Long Beach, California to Orem, Utah. Restructuring charges were approximately $275,000, which consisted of severance packages, relocation expenses and equipment moving costs.

     Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. The property consists of approximately 15,000 square feet leased from two unaffiliated third parties with or a period of three years remaining on the lease with an annual rental of $265,740. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States and Canada at which we host our preview sessions and Internet training workshops. We are under no long-term obligations to such hotels.

Item 3.           Legal Proceedings.


     We are not a party to any material legal proceedings.

     From time to time, Galaxy Mall receives inquiries from attorney general offices and other regulators about civil and criminal compliance matters with various state and federal regulations. These inquiries sometimes rise to the level of investigations and litigation. In the past, our Galaxy Mall business has received letters of inquiry from and/or has been made aware of investigations by the attorneys general of Hawaii, Illinois, Kentucky, Nebraska, North Carolina, Vermont, Utah and Texas and from a regional office of the Federal Trade Commission and has responded to these inquiries and generally been successful in addressing the concerns of these persons and entities, although there is generally no formal closing of the inquiry or investigation. There can be no assurance that these or other inquiries and investigations will not have a material adverse effect on Galaxy Enterprises' business or operations. We receive in the ordinary course complaints and inquiries with respect to our business from both customers and governmental and non-governmental bodies on behalf of customers. To date we have been able to resolve these matters on a mutually satisfactory basis.

     We owed approximately $437,000 to the IRS and other local authorities for accrued unpaid payroll taxes, including interest and penalties, as of September 30, 2001. Through September 30, 2001, we have paid a total of $60,000 toward back taxes and we expect to pay an additional $40,000 each month until the total balance is paid.

     Effective January 10, 2001, we entered into severance agreements with each of Keith Freadhoff and Donald Corliss, former officers and directors of our company. In consideration for the following, Messrs. Freadhoff and Corliss agreed to release us from the provisions of their respective employment agreements: engagement as a consultant and payment of consulting fees, reimbursement of business expenses, continuation of health insurance benefits for six months, the granting of a license to the code base of the ICC, an interest in a server and a grant of options to purchase our common stock proportionate to any options granted to Donald Danks. On August 30, 2001, Mr. Freadhoff and Mr. Corliss issued a demand letter to us, claiming that the payments stipulated in the severance agreements had not been made and purporting to reassert their rights under their respective employment agreements. We believe that we have complied with the terms of these agreements. We are attempting to negotiate a resolution of the matters raised in the demand letter, but there is no assurance that we will be successful in this regard.

     David Bassett-Parkins our former chief financial officer and chief operating officer, and Hahn Ngo, our former executive vice president operations, each delivered notice of intent to terminate their respective employment agreements for "good reason," as that term is defined in his or her employment agreement. Each of them has claimed that, under his or her employment agreement, he or she was entitled to a lump sum severance payment as a result of terminating his or her employment for "good reason." We are in negotiations with Mr. Bassett-Parkins and Ms Ngo regarding their claims and other matters, and it is not possible to determine the outcome of these negotiations at this time. In addition, an action has been commenced against Mr. Bassett-Parkins by Keith Freadhoff, as trustee of Oceangate Trust No. 117, and against Ms. Ngo by Keith Freadhoff, as trustee of Oceangate Trust No. 119, for amounts claimed to be due to those trusts as a results of alleged transfers of our stock by those trusts to those persons.


Item 4.  Submission of Matters to a Vote of Security Holders.


     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended June 30, 2001.



                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.


Market Information

     Our common stock has traded on the Nasdaq OTC Bulletin Board since January 10, 2001 under the symbol "NGWY." Between November 18, 1999 and January 9, 2001, our common stock traded on The Nasdaq National Market under the symbol "NGWY." From June 2, 1998 until November 18, 1999, our common stock traded on the Nasdaq OTC Bulletin Board under the symbol "NGWY." The following table sets forth the range of high and low bid prices as reported on The Nasdaq National Market or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated.


                                                               High       Low

Fiscal 2001
   First Quarter...........................................   $ 2.44     $ 0.78
   Second Quarter..........................................     1.00       0.16
   Third Quarter...........................................     0.69       0.16
   Fourth Quarter..........................................     0.75       0.28
Fiscal 2000
   First Quarter...........................................    11.88      6.50
   Second Quarter..........................................    11.56      5.13
   Third Quarter...........................................    13.38      7.94
   Fourth Quarter..........................................     9.17      1.59

     These bid prices indicate the prices that a market maker is willing to pay. These quotations do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

Security Holders

     There were approximately 601 holders of our shares of common stock as of September 30, 2001.

Dividends

     We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Therefor, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

Recent Sales of Unregistered Securities

     On April 5, 2001, we entered into an agreement with four of our executive officers to issue them a total of 1,906,500 shares of our common stock at a price of $.30 per share, which price was equal to the market value of the stock at the time, in exchange for the release by them of claims for loans made to us and unpaid salaries and bonuses accrued during the period January 1999 to February 2001 totaling $571,950 in the aggregate. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On August 1, 2001, we entered into an agreement with Electronic Commerce International, pursuant to which, among other matters, we agreed to issue to them a total of 831,915 shares of our common stock at a price of $.30 per share in exchange for the release by it of trade claims by them against us totaling $249,575 in the aggregate. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On September 10, 2001, we completed the conversion of the $2.5 million convertible debenture held by King William and in connection therewith issued to King William a total of 2,800,000 shares of our common stock. We believe this transaction was exempt from registration by virtue of Sections 3(a)(9) and/or 4(2) of the Securities Act and the rules promulgated thereunder.

     During the period from June 1, 2001 through September 30, 2001, we sold by way of private placement, a total of 9,048,920 shares of our common stock for an aggregate consideration of $2,714,676. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 6.         Selected Financial Data


         The following selected restated consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and reflect the acquisitions of Infobahn Technologies, LLC (d/b/a Digital Genesis) completed on June 2, 1998, Spartan Multimedia, Ltd. completed on January 15, 1999 and Galaxy Enterprises, Inc. completed on June 26, 2000. The acquisition of Galaxy Enterprises, Inc. was accounted for as a pooling-of-interests. Accordingly, all periods prior to the acquisition have been restated. The consolidated statement of operations data for each of the years in the two-year period ended June 30, 2001, and the consolidated balance sheet data at June 30, 2001 and 2000 are derived from our consolidated financial statements and are included elsewhere in this document. Prior to the combination, Galaxy Enterprises' fiscal years ended on December 31. In recording the pooling-of-interests, Galaxy Enterprises' financial statements for the years ended December 31, 2000 and 1999 have been restated to conform to our fiscal years ended June 30, 2000 and 1999. The restatement of Galaxy Enterprises' results include a duplication of operations for the period from July 1, 1998 to December 31, 1998. As a result, we have eliminated the related income of $1,733,441 from accumulated deficit for fiscal 1999, which includes $3.7 million in revenue, and Galaxy Enterprises' financial statements for the year ended December 31, 1998 have been combined with our financial statements for the period from March 4, 1998 (inception) through June 30, 1998. The unaudited consolidated statement of operations data for the year ended June 30, 1997 and the consolidated balance sheet data at June 30, 1997 are derived from the unaudited consolidated financial statements of Galaxy Enterprises, Inc. as of December 31, 1997 and 1996 and each of the years in the two-year period ended December 31, 1997. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results of these periods. Historical results are not necessarily indicative of the results to be expected in the future.


                                                                             Year Ended
                                                 _________________________________________________________________
                                                 June 30,      June 30,       June 30,      June 30,       June 30,
                                                   2001          2000           1999          1998           1997
                                                   ----          ----           ----          ----           ----
Consolidated Statement of Operations Data:                                 (in thousands
                                                                           except per
                                                                           share amounts)                (unaudited)
Revenue                                          $ 43,001     $  22,150      $ 10,280      $ 7,268         $  358
Loss from continuing operations                    (4,315)      (42,790)      (16,797)      (8,521)        (2,049)
Income (loss) from discontinued operations           (286)       (1,318)            3            -             -
Income on extraordinary items                         962             -         1,653            -             -
Net Loss                                           (3,639)      (44,108)      (15,141)      (8,521)        (2,049)

Basic and diluted (loss) income per share:
Loss from continuing operations                     (0.19)        (2.31)        (1.34)       (0.97)          (.61)
Loss from discontinued operations                   (0.01)        (0.07)            -            -             -
Income from extraordinary items                      0.04             -           0.13           -             -
Net loss per common share                           (0.16)        (2.38)        (1.21)       (0.97)          (.61)

Weighted average common shares outstanding
    Basic and diluted                              22,280        18,511        12,536        8,788          3,366

Consolidated Balance Sheet Data:                                            As of June 30
                                                   _______________________________________________________________
                                                   2001          2000           1999          1998           1997
Cash                                             $    149     $   2,607      $    968      $   279         $  113
Working capital deficit                           (11,352)      (14,845)       (9,292)      (8,733)          (851)
Total assets                                        6,055        11,851         5,353        2,041          1,282
Short-term debt                                     3,759           409         1,535        2,152              -
Long-term debt                                        442             -            -          383              15
Capital deficit                                    (9,307)      (10,776)       (8,106)     (7,692)         (1,929)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this prospectus contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this prospectus. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this prospectus.

General

         The financial statements for the year ended June 30, 2000 have been reclassified to conform to current year presentation, including disclosures for discontinued operations.

We have in the past been operating with large losses as discussed in our quarterly reports for the quarters ending March 31, 2001 and December 31, 2000 as well as previous filings. Our liquidity was severely strained to the point where as of January 1, 2001 it was not possible to continue operations without significant changes.

         At a board meeting on January 3, 2001, Donald L. Danks was appointed as a director, and on January 5, 2001, Mr. Danks was appointed as our Chairman and Chief Executive Officer. At that meeting, John J. Poelman was appointed as our President and Chief Operating Officer. The board also accepted the resignations of Chairman and Chief Executive Officer, Keith D. Freadhoff; Chief Operating Officer and Director Donald C. Corliss, and Directors Scott Beebe and Robert Ciri. The board thereafter consisted of three members, Donald L. Danks, John J. Poelman and Shelly Singhal.

         Following the January 2001 change in the board and management, we implemented a restructuring process intended to allow us to begin to operate immediately on a cash flow positive basis. The Business-to-Business Solutions division and the CableCommerce division were reduced to a maintenance staff supporting existing customers, and all other employees were laid off. Our wholly-owned subsidiary, IMI, Inc., also known as Impact Media, was sold. We entered into an agreement with a third party to negotiate a compromise payment schedule with non-essential vendors for less than the full amount owed. In addition, key management employees agreed to voluntarily reduce their salaries.

         This restructuring allowed us to focus our attention and resources on our core Galaxy Mall Division, an eCommerce company, with a view to it providing sufficient revenues to finance continued operations. Approximately $2.1 million was raised through the private placement of convertible notes to support the Galaxy Mall operations and assist in repaying our heavy debt load. The following discussion of the results of operations will further expand upon the effects of these changes.

Fluctuations in Quarterly Results and Seasonality

         In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

         While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower sales from our Galaxy Mall business during our first and second fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons.

Merger of Netgateway, Inc. and Galaxy Enterprises, Inc.

         On June 26, 2000, we completed the merger of Galaxy Enterprises, Inc. into one of our wholly owned subsidiaries. The merger was accounted for as a pooling-of-interests. Accordingly, our historical consolidated financial statements and the discussion and analysis of financial condition and results of operations for the prior periods have been restated to include the operations of Galaxy Enterprises, Inc. as if it had been combined with our company at the beginning of the first period presented.

Results of Operations

     Years Ended June 30, 2001 and 2000

     Revenue

         Revenues for the year ended June 30, 2001 increased to $43,000,533 from $22,149,649 in the prior fiscal year, an increase of 94%. Operating revenues for both years are from the design and development of Internet web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate web sites and hosting), sales of banner advertising, web traffic building products, mentoring and transaction processing. We expect future operating revenues to be generated principally from our Internet training workshops following a business model similar to the one used in the latter part of fiscal year 2001. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance. Accordingly, IMI operations from this and prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations.

         The increase in revenues from fiscal 2000 to 2001 can be attributed to two major factors. First, there was an increase in the number of Internet training workshops conducted during the years. The number increased to 337 workshops for the current fiscal year from 250 in the fiscal year ended June 30, 2000. We expect this trend to continue since we intend to expand into international operations.

         The second factor contributing to the increased revenue was a change in the business model for our Galaxy Mall Internet workshop training business. Since October 1, 2000, the product sold to our customers at our Internet training workshop has been a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we recognize the revenue as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. We anticipate enhanced revenues and earnings during the first two quarters of fiscal year 2002 since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during fiscal year 2002. During the year ended June 30, 2001, we recognized $14,534,542 in revenue from sales made in prior fiscal years and we deferred revenue from the current fiscal year of $5,057,422 to future years. The net change increased revenues for fiscal year 2001 by $9,460,686.

         We anticipate that the beneficial deferred revenue impact will continue only during the first two quarters of fiscal year 2002 due to the change in our product offerings. Thereafter we anticipate that the amount of revenue recognized from earlier quarters will be approximately equal to that deferred into future periods. If we enjoy a strong growth rate, it is possible that during any one quarter the amount of revenue deferred into future periods will exceed that recognized during the same quarter from sales in prior periods.

     Gross Profit

         Gross profit is calculated as revenue less the cost of sales, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer support and the cost of tangible products sold. Gross profit for the fiscal year ended June 30, 2001 increased to $34,574,958 from $13,684,558 in the prior year. The increase in gross profit primarily reflects the increased sales volume of services provided through our Internet training workshops and the effect on revenues from the sale of the "Complete Store-Building Packet" as explained above.

         Gross margin percentages increased for the fiscal year ended June 30, 2001 to 80% of revenue from 62% of revenue for the fiscal year ended June 30, 2000. The increase in gross profit as a percentage of revenue is due to several factors: the additional revenue from prior product offerings recognized from prior years that will decrease due to the change in our product offerings, compared to lower costs in providing our customers the services they require to complete their storefront web sites; new programming tools and stringent cost controls which increased the productivity of the support group our customers use; and the cost of conducting our Internet training workshops remaining relatively constant per workshop, while the number of workshops and the selling price of the products delivered at the workshops both increased. The percentage of attendees at the workshops who purchased the Complete Store-Building Packet remained approximately the same as it had been in the former business model.

         We anticipate that gross profit as a percentage of sales will decline in fiscal year 2002 from the 80% achieved in fiscal year 2001. This decline is expected because of the effect of the deferred revenue amortization discussed above. We believe the achievable gross profit percentage, after the second fiscal quarter of fiscal year 2002, will be similar to what was experienced by our GalaxyMall subsidiary without regard to the amortization of the deferred revenue during the fiscal year ended June 30, 2001 to approximately 60% to 70%.

     Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the fiscal year ended June 30, 2001 decreased to $1,804,986 from $6,462,999 in the prior fiscal year. Most of the development expenses for the Internet Commerce Center (ICC) were incurred prior to December 2000. We have completed the basic development of the ICC, as redefined by us.

         We intend to make enhancements to our technology, including the ICC, as technology and business opportunities present themselves, but our business model currently contemplates that in most cases we will seek to pass these costs to our customers. Other product development projects currently in progress are a Web-builder packet and a shopping mall development tool. We intend to expense these costs as incurred. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

     Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are included. Selling and marketing expenses for the fiscal year ended June 30, 2001 increased to $20,949,758 from $18,536,486 in the previous 12-month period. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated advertising and promotional expenses necessary to attract attendees. During fiscal year 2001 there were approximately $1,700,000 in selling and marketing expenses associated with our B2B and Cable Commerce divisions. These divisions have been reduced in scope as discussed above. Selling and marketing expenses associated with the B2B and CableCommerce divisions for the fiscal year ending June 30, 2000 were approximately $4,500,000. Selling and marketing expenses as a percentage of sales decreased to 49% of revenues for the current fiscal year from 84% in the previous 12-month period. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of the deferred revenue explained above.

     General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, bad debts and other general corporate expenses. General and administrative expenses for the fiscal year ended June 30, 2001 decreased to $10,558,918 from $25,676,472 in the previous fiscal year. This decrease is primarily attributable to the decrease in payroll and related expenses that resulted from the relocation of our headquarters to Orem, Utah from Long Beach, California, the resignation of senior management personnel that were not replaced, a reduction in the salaries of retained management personnel and cutbacks in administrative staff associated with the reorganization of the B2B and CableCommerce divisions. During the fiscal year ended June 30, 2000, we incurred certain administrative expenses that were not repeated in fiscal 2001, consisting of one-time legal, accounting and other costs associated with the acquisition by us of Galaxy Enterprises, Inc., and the issuance of common stock for services in the amount of $3,660,498 and to executive officers in exchange for cancellation of options in the amount of $8,400,000.

         Bad debt expense consists of actual and anticipated losses resulting from the extension of credit terms to and the acceptance of credit cards from our customers when they purchase products at our Internet training workshops. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment; but we do offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card regardless of their credit history, because it is our policy to assist everyone who attends a workshop and wishes to become a Galaxy Mall merchant to achieve their goal. A down payment at the time of purchase is required. These installment contracts are sold to various finance companies if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity.

         Bad debt expense was approximately $3.4 million in the fiscal year ended June 30, 2001 compared to approximately $1.1 million in the prior fiscal year. The increase is principally due to the increase in the number of installment contracts accepted by us as the sales volume grew. At the time of a contract sale to a finance company 20% of the sales price is placed in a reserve account held by the finance company. If our customer does not make its payments on the contract, the finance company may charge the reserve for the unpaid balance previously funded to the extent there are funds available in the reserve account. At maturity of the customer contract, the net balance of the reserve is returned to us. One of the finance companies holding a reserve that will be due to us when the contracts are collected has experienced financial difficulties and may not be able to return these reserves. We therefore established a loss provision of approximately $950,000. This reserve is included in bad debt expense.

         During the first fiscal quarter of the current year, we implemented our previously announced consolidation strategy to relocate our headquarters operation from Long Beach, California to Orem, Utah. The headquarters of our Galaxy Mall, Inc. subsidiary has been in Orem since 1997. We realized significant improvements in operations and savings in general and administrative expenses as a result of our relocation. The cost structure is more favorable in Orem due to lower prevailing wage rates in the local labor market, as well as lower costs for facilities, outside professional services and other costs of operations. Beginning in October 2000, we reduced personnel in accounting, the in-house legal department, and general administrative positions.

     Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the fiscal year ended June 30, 2001 increased to $1,296,519 from $1,191,143 in the prior 12-month period. This increase was due to the purchase of additional equipment and software. Future expense for the amortization of goodwill will be lower because of the write-off of the goodwill associated with our StoresOnLine subsidiary, as explained under "Extraordinary Items" in this Management Discussion.

     Writedown of Goodwill and Acquired Technology

         At December 31, 2000, we wrote off the goodwill relating to our StoresOnLine subsidiary in the amount of $834,331 and the acquired technology and goodwill related to our Digital Genesis operation in the amount of $250,145. It was determined that the assets and technology were no longer being used and had no market value.

     Interest Expense

         Interest expense for the fiscal year ended June 30, 2001 decreased to $ 3,287,905 from $4,573,695 in the prior fiscal year. We included in interest expense in the current fiscal year a one-time charge of $884,000 relating to the fair value of the beneficial conversion feature of an 8% convertible debenture issued to King William, LLC, the amortization of the discount relating to the beneficial conversion feature, warrants issued in connection with the sale by us of convertible notes in January and April 2001 and the actual interest accrued on the debenture and notes. (See "Liquidity and Capital Resources.") We repaid the various debt instruments primarily attributable to the interest expense for fiscal year ended June 30, 2000.

     Discontinued Operations

         In January 2001, we sold our subsidiary, IMI, Inc. to a third party as discussed above. As a result, the gain or loss from discontinued operations is listed on a separate line item in the statement of operations. The loss from discontinued operations for the current fiscal year is $285,780, compared to a loss of $1,318,515 in the prior 12-month period.

     Extraordinary Items

         In January 2001, we entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the B2B and CableCommerce divisions, in an effort to improve our balance sheet ratios. It was important to remove some of the debts so we could attract the outside capital investment necessary to keep us solvent and provide for future growth. We settled approximately $2.5 million in obligations in this manner, resulting in an extraordinary gain of $1,688,956.

         In December 2000, certain equipment and software related to closed operations in Long Beach, California and American Fork, Utah were taken out of service and disposed of resulting in a loss of $1,091,052 Additionally there was a gain on the disposal of IMI, Inc. in the current fiscal year of $363,656.

         The total gain of all extraordinary items for the fiscal year ended June 30, 2001 was therefore $961,560. There was no extraordinary item in the fiscal year ended June 30, 2000.

     Income Taxes

         We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations due to a change of control under Section 382 of the Internal Revenue Code of 1986, as amended.

     Years Ended June 30, 2000 and 1999

     Revenue

         Total   revenues  for  the  year  ended  June  30,  2000  increased  to
$22,149,649 from $10,280,440 in the comparable period of the prior fiscal year.

         Revenues include the design and development of Internet web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate web sites and hosting), sales of banner advertising, mentoring and transaction processing. Of the increase in revenues, approximately $5.5 million can be primarily attributed to the increase in the number of Internet training workshops and attendance at such workshops, approximately $2.3 million to increased revenues from banner advertising, and $5.2 million to the design and development of Internet web sites and their hosting on our Internet Commerce Center.

     Gross profit

         Gross profit is calculated as net sales less the cost of sales, which consists of the cost to program customer storefronts, project development, customer support expenses and tangible products sold. Gross profit for the fiscal year ended June 30, 2000 increased to $13,684,558 from $6,441,866 in the comparable prior period. The increase in gross profit primarily reflected our increased sales volume of services provided through our Internet training workshops and the addition of several new customers to the Internet Commerce Center. Gross margin percentages decreased over the same periods due to the lower gross profit margin associated with the Internet training workshops. The decrease was partially offset by the licensing of our technology to one customer during the year, which has no significant costs to sell the license.

     Product development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel and outside contractors. Product development expenses for the fiscal year ended June 30, 2000 increased to $6,462,999 from $1,496,563 in the comparable prior period. Product development expenses increased as we continued to upgrade the Internet Commerce Center. No other significant development costs for other projects were incurred.

     Selling and marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the fiscal year ended June 30, 2000 increased to $18,536,486 from $8,716,191 in the comparable prior period. The increases in selling and marketing expenses were primarily attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business.

     General and administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, bad debts and other general corporate expenses. General and administrative expenses for the fiscal year ended June 30, 2000 increased to $25,676,472 from $11,558,135 in the comparable prior period. The increase in general and administrative expenses was attributable primarily to non-cash compensation expense from common stock issued to certain executives in December 1999 valued at $11,775,000. The increase in general and administrative expenses was also attributable to increased payroll-related and other infrastructure costs as we expanded and incurred additional costs related to the growth of our business, an increase in bad debts expense of $1,133,022 and one-time merger related expenses of $889,757 in the fiscal year ended June 30, 2000.

     Interest (income) expense, net

         Interest expense consists primarily of amortization of debt issuance costs and debt discount and interest in connection with our issuance of $1,000,000 of secured convertible debentures due December 31, 1999 and $6,633,500 of our series A 12% senior notes. The senior notes were issued in connection with our May through October 1999 bridge financing private placements. Interest expense for the fiscal year ended June 30, 2000 increased to $4,573,695 from $933,097 in the comparable prior period. The increase in interest expense for the fiscal year was attributable primarily to the amortization of promissory note discounts incurred in conjunction with the bridge financing. All of the convertible debentures were converted into common stock as of December 31, 1999. The senior notes were repaid in full in November 1999.

     Income taxes

         We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2006, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Please read the notes to the financial statements for additional information on the net operating loss carry forward.

Liquidity and Capital Resources

     Cash

         We have incurred substantial losses in the past and may in the future incur additional losses. For the year ended June 30, 2001, we had a working capital deficit of $11,352,352; for the year ended June 30, 2000, we had a working capital deficit of $14,844,854. Our capital deficit was $9,306,829 and $10,776,300 at June 30, 2001 and June 30, 2000, respectively. We generated revenues from continuing operations of $43,000,533 for the year ended June 30, 2001 and $22,149,649 for the year ended June 30, 2000. For the year ended June 30, 2001 and the year ended June 30, 2000, we incurred net losses of $3,638,736 and $44,108,429, respectively. For the year ended June 30, 2001 and the year ended June 30, 2000, we recorded negative cash flows from continuing operations of $7,347,123 and $16,439,729, respectively.

         At June 30, 2001, we had $149,165 cash on hand, a decrease of $2,457,826 from June 30, 2000.

         Net cash used in operating activities was $8,002,343 for the fiscal year ended June 30, 2001. Net cash used in operations was primarily attributable to $4,314,516 in net losses from continuing operations, and a decrease in deferred revenue of $9,460,686 partially offset by non-cash charges and an increase in accounts payable, accrued expenses and other liabilities of $1,506,135. These non-cash charges include: recording interest expense of $884,000 as the fair value of the beneficial conversion feature of a convertible debenture issued to King William, LLC and $1,347,480 relative to convertible notes sold to investors; depreciation and amortization of $1,296,519; and the write down of goodwill and acquired technology of $1,084,476.

         The decrease in deferred revenue is explained in the section of Revenues, above. The write off of intangibles resulted from a determination that the acquired technology and goodwill relative to StoresOnLine.com, Ltd. and Digital Genesis, one of our subsidiaries, was no longer being used and had no resale value.

         Net cash provided by investing activities was $199,235 for the fiscal year ended June 30, 2001. During January 2001 we sold a wholly owned subsidiary, IMI, Inc., for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a note for the balance. The amounts due from IMI, Inc. have been fully reserved.

         Net cash provided by financing activities for the fiscal year ended June 30, 2001 was $5,345,282. We sold a $2,500,000 convertible debenture to King William, LLC, sold $2,076,500 in convertible notes to investors, and sold $291,200 in common stock to investors as part of a private placement, and officers loaned $821,000 to the Company.

         As a result of our inability to sell the installment contracts generated by our GalaxyMall Internet workshop training business at historical levels and due to operating losses, we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. We have historically relied upon private placements of our stock and issuance of debt to generate funds to meet our operating needs. We have sought and will continue to seek such capital, however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not generated, we may be required to further delay, reduce the scope of, or eliminate one or more of our products or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of the Internet Commerce Center or control of one or more of our businesses.

         In January and April 2001 we consummated a private placement of convertible promissory notes in a series of takedowns with proceeds of $2,076,500 at 8% interest. The notes mature on July 1, 2004 and the holder can convert at any time after July 1, 2001 at a rate of $.25 per share of common stock. Alternatively, we may require conversion of these notes at any time after July 1, 2001 if, for a period of twenty consecutive trading days, the average of the closing bid and ask prices per share of our common stock is or exceeds $.75 as reported on Nasdaq's OTC Bulletin Board Service. The proceeds from the notes were used to pay down debt and support operations. As of September 30, 2001, note holders holding $1,741,506 aggregate principal amount of these notes including accrued interest had exercised their right to convert both principal and accrued interest into 7,204,326 shares of common stock.

         In May 2001 we began a private placement of unregistered common stock at $.30 per share in an attempt to raise $2.5 million for the Company. As of the end of fiscal year 2001, proceeds from the sale were $291,200. As of September 30, 2001, total proceeds from the offering were $2,714,676 of which $240,000 resulted from one of our officers exchanging a loan due him for shares in the private placement

     Accounts Receivable

         Accounts receivable, both current and longt-term, net of allowance for doubtful accounts, was $2,090,051 at June 30, 2001 compared to $2,826,960 at June 30, 2000. A relatively constant and significant portion of our revenues have been made on an installment contract basis. We have in the past sold, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Because these financial institutions are small, they are limited in the quantities of contracts they can purchase due to limitations on the amount of receivables they may purchase from one person imposed on them by their investors. In addition, the institution we worked with most closely in prior years has experienced financial difficulties and dramatically reduced its level of purchases. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts at historic levels has had a material negative impact on our near-term liquidity and cash position.

         Other assets relating to our installment contract sales at June 30, 2001 were $993,992 net of an allowance for doubtful accounts of $1,698,965. When installment contracts are sold, the purchaser holds approximately 20% of the of the purchase price in a reserve that will be returned to the Company if the contracts are paid in full by our customer. If the customer fails to pay, the purchaser my charge this reserve account for the deficiency. The Company's obligation to accept such charge backs is limited to the amount in the reserve account. One of the purchasers holding such a reserve is having financial difficulties and therefore we have established an allowance for doubtful accounts of approximately $950,000 to provide for the possibility that the reserve funds may not be returned to the Company according to the terms of our contract with them.

     Delisting of Common Stock

         On January 10, 2001, our common stock was delisted from the Nasdaq National Market, and began to trade on the National Association of Securities Dealers OTC Electronic Bulletin Board. The delisting of our common stock has had an adverse impact on the market price and liquidity of our securities and has adversely affected our ability to attract additional investors. This has a material adverse effect on our liquidity because sales of additional shares of our common stock is currently the principal potential source of additional funds required to operate our businesses.

     Arrangements with King William, LLC

         In July 2000, we entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, we issued to King William an 8% convertible debenture due July 31, 2003, in the principal amount of $4.5 million. The debenture was convertible into shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million was to be payable three business days after our satisfaction of certain conditions, which conditions were never satisfied. Effective as of January 25, 2001, we reached an agreement with King William LLC to restructure this debenture. Under the terms of the agreement no second tranche of the debenture would be available, the note was amended so that it would be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001, and a related Private Equity Credit Agreement was terminated. Under this agreement, King William's right to convert the debenture into shares of our common stock was modified to permit such conversion only if the trading price of our common stock was in excess of $3.00 for 20 consecutive trading days or we failed to make a scheduled payment of principal. We also agreed to reprice the warrants issued to King William in connection with the issuance of the debenture to $.25 per share and we issued to King William a warrant for an additional 269,000 shares of common stock at $.25 per share. As of the date of the restructuring agreement we were in default of our obligations under the convertible debenture, but King William waived all of these defaults pursuant to the terms of the restructuring agreement.

         We made the initial payment of $250,000 required under the restructuring agreement but did not make the next two payments totaling $497,000, and on May 9, 2001 we entered into a waiver agreement with King William. Pursuant to this agreement King William converted $200,000 principal balance of the remaining balance of the convertible debenture into 800,000 shares of common stock. The $200,000 was credited toward the payment due February 28, 2001 and the balance of $50,000 was rescheduled to be paid on March 10, 2002 and the payments originally due April 10, 2001 and May 10, 2001 were rescheduled to January 10, 2002 and February 10, 2002 respectively. Under the Agreement, King William waived its right to make further conversions on account of our failure to make the missed payments.

         Effective July 11, 2001, we entered into a second restructuring agreement with King William pursuant to which we paid in full and final satisfaction of the Debenture (i) a cash payment of $100,000, (ii) a $400,000 promissory note and (iii) 2,800,000 shares of our common stock which were issued in September 2001. King William has agreed to forgive the $400,000 promissory note if we meet certain specific requirements.

         We recorded the value of the beneficial conversion feature on the $2.5 million that has been drawn down on the $4.5 million principal amount as additional paid in capital and interest expense of $884,000 during our first fiscal quarter ended September 30, 2000 because the convertible debenture was immediately exercisable.

         In connection with the securities purchase agreement, we issued to King William a warrant to purchase 231,000 shares of common stock. In connection with the issuance of the debenture, we also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been recorded at their fair value of $371,000. Of the $371,000, $259,000 is accounted for as capital and debt discount and is amortized over the life of the debt. The remaining balance is accounted for as debt issuance costs classified as other assets and is amortized over the life of the debt.

     Accounts Payable

         Accounts payable at June 30, 2001, totaled $2,663,066 as compared to $2,383,502 at June 30, 2000 and compared to $4,708,716 as of March 31, 2001. The reduction since March is primarily due to the settlement agreements reached with vendors as described above funded with proceeds from the sale of convertible notes, common stock and unsecured loans from certain of our officers. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to continue to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery.

         Although we are now current in our accounts with many of the trade creditors of our Galaxy Mall business, no assurance can be made that these suppliers will continue to extend their payment terms or that they will continue to supply us with the materials and services required to operate the business on terms that are acceptable to us and will allow us to keep these accounts current or that we will resolve our current liquidity problems. Any interruption in our business operations or the imposition of more restrictive payment terms for payments to additional suppliers and service providers would have a further negative impact on our liquidity.

     Deferred Revenue

         Deferred revenue at June 30, 2001 totaled $6,033,592 as compared to $15,494,278 at June 30, 2000. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered at our Internet training workshops.

         We changed the product offered at our Galaxy Mall Internet workshop training business and since October 1, 2000, have delivered a "Complete
Store-Building Packet" which contains a CD- ROM that includes the necessary computer software and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we will recognize the revenue as the service is rendered.

         Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. We anticipate that revenues and earnings will be enhanced during the first and second fiscal quarters of fiscal year 2002 since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods.

     Capital Deficit

         Total capital deficit decreased to $9,306,829 during the current fiscal year from $10,776,300 at June 30, 2000. This mainly resulted from additions to paid-in capital partially offset by the net loss for the fiscal year ended June 30, 2001. (See the Statement of Capital Deficit in the financial statements.)

     Financing Arrangements

         We accept payment for the sales made at our GalaxyMall Internet training workshops by cash, credit card, installment contract or a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by our GalaxyMall subsidiary to third party financial institutions for cash. Because these finance companies are small and have limited resources they have not been able to purchase all of the contracts we would like to sell. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

         On September 13, 2000, we retained the services of National Financial Communications Corp. for a six-month period as a nonexclusive advisor in connection with our investor relations, in consideration for which we paid $10,000 and gave a commitment to issue it 250,000 shares of common stock. In October 2000, National Financial notified us that it was unwilling to perform its obligations under its retainer agreement unless the consideration was substantially increased. This agreement has since been terminated.

         On October 18, 2000, we entered into a letter agreement with Glendale Capital LLC to provide us investor relations services. As consideration for its services, we issued to Glendale Capital LLC warrants exercisable for 500,000 shares of our common stock with an exercise price of $1.00 per share. The agreement with Glendale Capital has been terminated.

     Impact of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, we will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. We have not yet determined what effect, if any, the impairment test of goodwill will have on our results of operations and financial position. In addition, subsequent to June 30, 2001, SFAS 143 and 144 have been issued, and we are evaluating the imact these pronouncements will have on our financial position and results of operations in future filings.



Item 8.           Financial Statements and Supplementary Data


         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


         On April 4, 2001, we engaged Richard A. Eisner & Company, LLP as our independent auditor concurrent with our termination of Grant Thornton, LLP. Our board of directors approved the engagement of Richard A. Eisner & Company, LLP as our independent auditors with respect to our fiscal year ending June 30, 2001. Grant Thornton was retained on an interim basis to replace KPMG LLP, which had served as our independent auditor between June, 1998 and January 12, 2001.

         KPMG LLP's independent auditor's report on our consolidated financial statements for the years ended June 30, 2000 and 1999 contained a separate paragraph stating that it had substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Except as noted above, KPMG LLP's reports on our consolidated financial statements for the fiscal years ended June 30, 2000 and 1999 contained no adverse opinions or disclaimer of opinions, and were not qualified as to audit scope, accounting principles, or uncertainties.

         We notified KPMG LLP that during the two most recent fiscal years and the interim period from July 1, 2000 through January 12, 2001, we were unaware of any disputes between us and KPMG LLP as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused them to make a reference to the subject matter of the disagreements in connection with atheir reports.

         We engaged Grant Thornton LLP on January 22, 2001 to review our interim report on Form 10-Q for the three month period ended March 31, 2001. On April 4, 2001, we terminated their engagement.

         During the most recent fiscal year and through April 4, 2001, we had not consulted with Richard A. Eisner & Company, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Richard A. Eisner & Company, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant


         The information required by this Item 12 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 11.          Executive Compensation

         The information required by this Item 12 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.         Security Ownership of Certain Beneficial Owners and Management


         The information required by this Item 12 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.


Item 13.          Certain Relationships and Related Transactions


         The information required by this Item 13 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1. Financial Statements

         The following financial statements of Netgateway, Inc., and related notes thereto and auditors' report thereon are filed as part of this Form 10-K:

                                                                           Page

Independent Auditor's Report dated August 3, 2001 and
September 30, 2001                                                           36

Independent Auditor's Report dated August 21, 2000 and
January 11, 2001                                                             37

Consolidated Balance Sheets as of June 30, 2001 and 2000                     38

Consolidated Statement of Operations for the years
ended June 30, 2001, 2000 and 1999                                           39

Consolidated Statement of Cash Flows for the years ended
June 30, 2001, 2000 and 1999                                                 40

Consolidated Statement of Capital Deficit for the years ended June 30, 2001,
2000 and 1999                                                                42

Notes to Consolidated Financial Statements                                   44


         2.   Financial Statement Schedules

              The following financial statement schedule of Netgateway, Inc. is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                            Page

                  Schedule II-Valuation and Qualifying Accounts               63


         3.   Exhibits

              The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

     (b)    Reports on Form 8-K During the Last Quarter of Fiscal 2001

           We filed one report on Form 8-K during the last quarter of fiscal 2001, on April 4, 2001, in which we reported a change in our certifying accountant.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Netgateway, Inc.



         We  have  audited  the  accompanying   consolidated  balance  sheet  of
Netgateway, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, capital deficit, and cash flows for the year then ended. Our audit also includes the financial statement schedule in so far as it relates to the year ended June 30, 2001 listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Netgateway, Inc. and subsidiaries at June 30, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring net losses and has a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
August 3, 2001,

With respect to Notes 9, 12, 13, and 22
September 30, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Netgateway, Inc.:

We have audited the consolidated balance sheet of Netgateway, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statement of operations, stockholders' deficit and cash flows for the years ended June 30, 2000 and 1999. In connection with our audits of the consolidated financials statements, we have audited the financial statement schedule for the years ended June 30, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netgateway, Inc. and subsidiaries as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financials statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP




Los Angeles, California
August 21, 2000, except as to Note 18,
which is as of January 11, 2001





                                      NETGATEWAY, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets June 30, 2001 and 2000
                                                                                           June 30,
                                                                                 ------------------------------
ASSETS                                                                                2001           2000
                                                                                 ------------------------------
Current Assets
Cash                                                                                 $  149,165    $ 2,606,991
Trade receivables, net of allowance for doubtful accounts of $1,103,603
   and $960,601 at June 30, 2001 and 2000, respectively                               1,189,853      2,237,782
Related party trade receivables                                                        -                 2,519
Unbilled receivables                                                                   -                12,293
Inventories                                                                              44,726         62,025
Prepaid expenses                                                                        115,935        260,000
Common stock subscriptions receivable                                                   107,000
Credit card reserves,  net of allowance for doubtful accounts of $173,000 at June
30, 2001                                                                              1,187,502
Other current assets                                                                      3,220        726,648
                                                                                 ---------------  ---------------
         Total current assets                                                         2,797,401      5,908,258

Property and equipment, net                                                             774,862      2,926,406
Intangible assets, net                                                                  588,544      1,919,108
Trade  receivables,  net of allowance for doubtful accounts of $1,011,774 at June
30, 2001                                                                                900,198        589,178
Other assets,  net of allowance  for doubtful  accounts of $1,390,640 at June 30,
2001                                                                                    993,992        300,770
Net assets - discontinued operations                                                                   207,179
                                                                                 ------------------------------
         Total Assets                                                               $ 6,054,997   $ 11,850,899
                                                                                 ==============================

LIABILITIES AND CAPITAL  DEFICIT
Current liabilities
Accounts payable                                                                    $ 2,663,066    $ 2,383,502
Bank overdraft                                                                          666,683        311,676
Accrued wages and benefits                                                              581,400      1,454,819
Past due payroll taxes                                                                  497,617
Accrued liabilities                                                                     567,916      1,210,422
Current portion of capital lease obligations                                             37,802         73,022
Notes payable current                                                                    97,779         97,779
Notes payable - officers and stockholders                                               490,000
Loan payable                                                                            100,000
Other current liabilities                                                               423,578
Current portion of deferred revenue                                                   5,618,849     14,470,986
Convertible debenture                                                                 2,405,062              -
Net current liabilities - discontinued operations                                             -        750,906
                                                                                 ------------------------------
         Total current liabilities                                                   14,149,752     20,753,112

Deferred revenue, net of current portion                                                414,743      1,023,292
Convertible long term notes                                                             442,172              -
Other liabilities                                                                                      321,603
Capital lease obligations, net of current portion                                             -         34,743
                                                                                 ------------------------------
         Total liabilities                                                           15,006,667     22,132,750
                                                                                 ------------------------------
Commitments and contingencies

Minority interest                                                                       355,159        494,449
Capital deficit
Capital stock, par value $.001 per share
  Preferred stock - authorized  5,000,000  shares;  none issued
  Common stock - authorized 250,000,000 shares; issued and outstanding
     24,460,191 and 21,648,732, at June 30, 2001 and 2000, respectively                  24,460         21,649
  Additional paid-in capital                                                         62,047,292     58,012,244
  Subscribed common stock                                                               398,200       -
  Deferred compensation                                                                 (52,649)      (724,994)
  Accumulated other comprehensive loss                                                   (4,902)        (4,267)
  Accumulated deficit                                                               (71,719,230)   (68,080,932)
                                                                                 ------------------------------
         Total capital deficit                                                      (9,306,829)   (10,776,300)
                                                                                 ------------------------------
                  Total Liabilities and Capital Deficit                             $ 6,054,997   $ 11,850,899
                                                                                 ==============================


                       See Notes to Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operation
                    Years Ended June 30, 2001, 2000 and 1999


                                                          -----------------------------------------------------------
                                                               June 30,           June 30,            June 30,
                                                                 2001               2000                1999
                                                          -------------------   -----------------   -----------------

Revenue                                                         $ 43,000,533        $ 22,149,649        $ 10,280,440
Cost of revenue                                                    8,425,575           8,465,091           3,838,574
                                                          -------------------   ------------------   ----------------
  Gross profit                                                    34,574,958          13,684,558           6,441,866
                                                          -------------------   ------------------   ----------------

Operating expenses
Product development                                                1,804,986           6,462,999           1,496,563
Selling and marketing                                             20,949,758          18,536,486           8,716,191
General and administrative                                        10,558,918          25,676,472          11,558,135
Depreciation and amortization                                      1,296,519           1,191,143             494,874
Writedown of goodwill and acquired technology                      1,084,476
                                                          -------------------   ------------------    ---------------
  Total operating expenses                                        35,694,657          51,867,100          22,265,763
                                                          -------------------   ------------------    ---------------
Operating loss before items shown below                          (1,119,699)        (38,182,542)         (15,823,897)
                                                          -------------------   ------------------    ---------------

Other income (expense):
Other income (expense)                                                93,088            (33,677)             (39,729)
Interest expense                                                 (3,287,905)         (4,573,695)            (933,097)
                                                          -------------------   ------------------   ----------------
  Total other expenses                                           (3,194,817)         (4,607,372)            (972,826)
                                                          -------------------   ------------------   ----------------
Loss from continuing operations                                  (4,314,516)        (42,789,914)         (16,796,723)
                                                          -------------------   ------------------   ----------------

Discontinued operations:

Income (loss) from discontinued operations                         (285,780)         (1,318,515)               3,013
                                                          -------------------   ------------------   ----------------
Loss before extraordinary items                                  (4,600,296)        (44,108,429)         (16,793,710)

Extraordinary items:
Loss on disposal of assets subsequent to merger                  (1,091,052)
Gain on disposal of segment subsequent to merger                    363,656
Gain from settlement of debt                                      1,688,956           -                    1,653,232
                                                          -------------------   ------------------   ----------------
Gain on extraordinary items                                         961,560           -                    1,653,232
                                                          -------------------   ------------------   ----------------

Net loss                                                       $ (3,638,736)       $(44,108,429)        $(15,140,478)
                                                          ===================   ==================   ================

Basic and diluted loss per share:
Loss from continuing operations                                  $    (0.19)         $    (2.31)          $    (1.34)
Loss from discontinued operations                                     (0.01)              (0.07)                0.00
Gain from extraordinary items                                          0.04           -                         0.13
                                                          -------------------   ------------------   ----------------
Net loss                                                         $    (0.16)         $    (2.38)         $    (1.21)
                                                          ===================   ==================   ================

Weighted average common shares outstanding
    (Basic and diluted):                                         22,279,650          18,511,137           12,536,021

                 See Notes to Consolidated Financial Statements



                                              NETGATEWAY, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                           Years Ended June 30, 2001, 2000 and 1999

                                                                         -----------------------------------------------------
                                                                                           Year Ended June
                                                                                                 30,
                                                                         -----------------------------------------------------
                                                                               2001             2000              1999
                                                                         -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                            $   (4,314,516)    $ (42,789,914)    $ (16,796,723)
Adjustments to reconcile net loss to net
cash used in operating activities:

  Depreciation and amortization                                                 1,296,519         1,191,143           494,963
  Amortization of deferred compensation                                           258,375           652,825           282,052
  Write down of goodwill and acquired technology                                1,084,476
  Interest expense from beneficial conversion feature                             884,000                 -                 -
  Inputed Interest expense on notes payable                                        38,756                                   -
  Common stock issued for services                                                 17,200         3,660,498         1,262,200

  Warrants and options issued for services                                         81,315           263,387         2,820,428
  Amortization of debt issue costs                                                496,530           585,592           144,000
  Amortization of debt discount                                                   366,966         4,022,550                 -
  Loss on sale of equity securities                                                     -                 -            54,729
  Stock compensation paid by stockholders                                               -                 -           400,000
  Interest expense on debt converted to equity                                          -                 -           236,488
  Interest expense on warrants issued as debt issue costs                               -                 -           535,535
  Write-off of note receivable                                                          -                 -           800,000
  Stock issued in exchange for cancellation of options                                  -         8,400,000                 -
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                   162,542        (2,049,312)           33,911
     Inventories                                                                   17,299           (31,024)          (31,000)
     Prepaid expenses and other current assets                                    867,494                 -                 -
     Credit card reserves                                                        (598,324)                -                 -
     Other assets                                                                 (51,204)         (871,561)         (229,980)
     Prepaid offering costs                                                             -                 -          (325,887)
     Deferred revenue                                                          (9,460,686)        8,023,545         1,617,563
     Accounts payable, accrued expenses and other liabilities                   1,506,135         2,502,544         1,488,339
                                                                         ------------------   ------------------   -----------
  Net cash (used in) continuing operating activities                           (7,347,123)      (16,439,729)       (7,213,382)

  Net cash (used in) provided by discontinued operations                         (655,220)         (200,544)          242,291
                                                                         ------------------   ------------------   -----------

  Net cash (used in) operating activities                                      (8,002,343)      (16,640,273)       (6,971,091)
                                                                         ------------------   ------------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of subsidiary                                                300,000                 -                 -
  Purchase of equity securities                                                         -                 -          (100,733)
  Proceeds from sale of equity securities                                               -                 -            46,004
  Loan for note receivable                                                              -                 -          (830,000)
  Cash received in acquisition                                                          -                 -             4,781
  Collection of notes receivable                                                        -            30,000            50,000
  Acquisition of equipment                                                       (100,765)       (2,946,055)         (652,302)
                                                                         ------------------   ------------------   -----------
          Net cash provided by (used in) investing activities                     199,235        (2,916,055)       (1,482,250)
                                                                         ------------------   ------------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock subscribed                                        291,200                 -                 -
     Proceeds from issuance of common stock                                             -        25,313,863         5,782,760
     Proceeds from exercise of options and warrants                                 6,775         1,202,690           272,300
     Bank overdraft borrowing                                                     355,007            64,883           (77,557)
     Proceeds from issuance of convertible debenture                            2,500,000                 -                 -
     Proceeds from issuance of convertible long term notes                      2,076,500                 -                 -
     Proceeds from notes payable - officers                                       821,000                 -                 -
     Proceeds from loan payable                                                   100,000                 -                 -
     Repayment of convertible debenture                                          (152,212)                -                 -
     Repayment of notes payable - officers                                       (213,000)                -                 -
     Payment of capital lease obligations                                         (69,963)                -                 -
     Repayment of notes                                                                 -        (6,433,500)                -
     Repayment of note to related party                                                 -            (1,799)         (990,630)
     Cash paid for debt issue costs                                              (370,025)          (64,771)         (181,018)
     Proceeds from issuance of notes payable                                            -         1,114,950           100,000

     Proceeds from issuance of notes payable and convertible debt                       -         1,114,950         2,606,000
                                                                         ------------------   ------------------   -----------
          Net cash provided by financing activities                             5,345,282        21,196,316         7,411,855
                                                                         ------------------   ------------------   -----------

NET INCREASE (DECREASE) IN CASH                                                (2,457,826)        1,639,988        (1,041,486)

CASH AT THE BEGINNING OF THE YEAR                                               2,606,991           967,672           279,315
Effect of elimination of duplicate period of pooled companies                           -                 -         1,733,441
Effect of exchange rate changes on cash balances                                                       (669)           (3,598)
                                                                         ------------------   ------------------   -----------
CASH AT THE END OF THE YEAR                                                  $    149,165     $   2,606,991       $   967,672
                                                                         =====================================================

Supplemental disclosures of non-cash transactions:
   Conversion of debenture to common stock                                        200,000           200,000         1,401,000
   Conversion of amounts due to officers to common stock                          453,950
   Conversion of notes payable - officers to common stock                         118,000
   Value of  warrants in  connection  with the  issuance  of  convertible
debenture                                                                         509,935
   Value of warrants in connection with the issuance of convertible  long
term notes                                                                        655,128
    Beneficial  conversion  feature on convertible  long term notes             1,347,480
    Restructuring premium on convertible debentures                               375,000
    Issuance of common stock for business acquisition                                   -           138,625                 -

    Issuance of convertible common stock for business acquisition                       -                 -         1,392,858
    Warrants issued for debt issue costs                                                            145,876           775,585
   Common stock issued for prepaid advertising                                          -           300,000                 -
   Capital contributed upon extinguishment of debt                                      -                 -           200,000
   Common stock issued for internal-use software                                        -                 -           175,000
   Stock issued for debt issue costs                                                    -                 -           127,500

Supplemental disclosure of cash flow information:                                                                           -

Cash paid for Interest                                                            109,940           883,139           993,097

                                       See Notes to Consolidated Financial Statements



                                              NETGATEWAY, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Capital Deficit
                                           Years Ended June 30, 2001, 2000 and 1999


                                                                                                   Accumulated
                               Common Stock       Additional  Subscribed                              Other        Total
                           ----------------------  Paid-in      Common    Deferred   Accumulated  Comprehensive   Capital
                             Shares     Amount     Capital      Stock   Compensation   Deficit        loss        Deficit
                           ---------------------------------------------------------------------------------------------------
Balance June 30, 1998       10,881,810  $10,882  $  2,974,721   $    -  $ (112,320) $ (10,565,466) $     -      $(7,692,183)
Sale of common stock for
cash                         1,564,134    1,565     4,199,413                                                     4,200,978
Common stock issued for
services                       366,500      366     1,261,834                                                     1,262,200
Exercise of warrants           132,100      132       264,068                                                       264,200
Cashless exercise of
warrants                         2,570        2            (2)                                                            -
Warrants issued for
services                             -        -     2,340,720                                                     2,340,720
Stock compensation paid by
stockholders                                          400,000                                                       400,000
Stock option compensation                             233,211             (233,211)                                       -
Forfeited stock                (48,000)     (48)      (10,512)              10,560                                        -
Options issued for legal
services                                              479,708                                                       479,708
Warrants issued for debt
issue costs                                           775,585                                                       775,585
Common stock issued for
debt issue costs                30,000       30       127,470                                                       127,500
Common stock issued to
acquire technology              35,000       35       174,965                                                       175,000
Conversion of debt to
capital contribution                                  200,000                                                       200,000
Conversion of debt to
common stock                   320,000      320       950,680                                                       951,000
Amortization of deferred
compensation                                                               282,052                                  282,052
Exercise of stock options        7,470        7         8,093                                                         8,100
Sale of common stock for
cash                           108,017      108       449,892                                                       450,000
Sale of common stock for
cash                           159,608      160       999,840                                                     1,000,000
Warrants issued for debt
issue costs                                            79,400                                                        79,400
Net loss                                                                              (15,140,478)              (15,140,478)
Foreign currency
translation adjustment                                                                              (3,598)          (3,598)
                                                                                                               ---------------
Comprehensive loss                                                                                              (15,144,076)

Elimination of duplicate
period of pooled companies                                                              1,733,441                 1,733,441
------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1999       13,559,209   13,559    15,909,086        -     (52,919)   (23,972,503)  (3,598)      (8,106,375)

Common stock issued for
prepaid advertising             50,000       50       299,950                                                       300,000
Common stock issued for
services                       538,598      539     3,659,959                                                     3,660,498
Warrants issued to settle
an obligation                                          53,534                                                        53,534
Sale of common stock for
cash                         4,155,350    4,155    25,309,708                                                    25,313,863
Warrants issued for debt
issue costs                                           145,876                                                       145,876
Conversion of debt to
common stock                    80,000       80       199,920                                                       200,000
Options issued for services                           172,853                                                       172,853
Stock option compensation                           1,069,900           (1,069,900)                                       -
Amortization of deferred
compensation                                                               615,825                                  615,825
Exercise of warrants            25,870       26        27,845                                                        27,871
Cashless exercise of
options and warrants         1,188,773    1,188        (1,188)                                                            -
Common stock issued for
cancellation of options      1,200,000    1,200     8,398,800                                                     8,400,000
Exercise of stock options      345,724      346     1,174,473                                                     1,174,819
Common stock issued upon
conversion of
   subsidiary common stock     239,576      240       898,169                                                       898,409
Sale of common stock for
cash                           145,926      146       299,854                                                       300,000

Stock option compensation                             255,000             (218,000)                                  37,000
Common stock issued in
business acquisition           119,706      120       138,505                                                       138,625
Net loss                                                                              (44,108,429)              (44,108,429)

Foreign currency adjustment                                                                           (669)            (669)
                                                                                                               ---------------
Comprehensive loss                                                                                              (44,109,098)
------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000       21,648,732   21,649    58,012,244        -    (724,994)   (68,080,932)  (4,267)     (10,776,300)

Common stock issued upon
conversion of subsidiary
  common stock                  37,144       37       139,253                                                       139,290
Stock options exercised         20,015       20         6,755                                                         6,775
Shares issued for services      47,800       48        17,152                                                        17,200
Amortization of deferred
compensation                                                               258,375                                  258,375
Forfeiture of stock options                          (413,970)             413,970                                        0
Beneficial conversion
feature on convertible
debenture                                             884,000                                                      884,000
Warrants issued for
convertible debentures                                371,000                                                      371,000
Repricing of warrants
issued for convertible
debentures                                              9,008                                                         9,008
Warrants issued for
restructuring of debenture                            129,927                                                       129,927
Debt discount on
convertible note warrants                             512,540                                                       512,540
Beneficial conversion
feature on convertible note                         1,347,480                                                     1,347,480
Partial conversion of
convertible debenture          800,000      800       199,200                                                       200,000
Conversion of related
party note payable             393,333      393       117,607                                                       118,000
Conversion of officers
accrued liabilities          1,513,167    1,513       452,437                                                       453,950
Warrants issued for
services                                              223,903                                                       223,903
Inputed interest on notes
payable to officers -
contributed                                            38,756                                                        38,756
Private placement offering
subscriptions received, net                                    398,200                                              398,200
Net loss                                                                               (3,638,736)               (3,638,736)
Foreign currency
translation adjustment                                                                        438     (635)            (197)
                                                                                                               ---------------
Comprehensive loss                                                                                               (3,638,933)

                           ---------------------------------------------------------------------------------------------------
Balance June 30, 2001       24,460,191 $ 24,460   $62,047,292  $398,200  $ (52,649)  $(71,719,230) $(4,902)    $ (9,306,829)
                           ===================================================================================================

                                       See Notes to Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Description of Business

         Netgateway, Inc. and subsidiaries ("Netgateway" or the "Company"), was formed on March 4, 1998 as a Nevada corporation. Netgateway is an e-Services company that provides eCommerce training, technology, continuing education and a variety of other web-based resources to small businesses and entrepreneurs through informational Preview Training Sessions and Internet training workshops. Through these workshops and follow up telemarketing the Company sells a license to use its proprietary StoresOnline software and website development platform and an integrated package of services including hosting of the customer's website on the Company's Galaxy Mall Internet shopping mall, eCommerce services and a program of one on one Internet training services.

         During the year ended June 30, 2001 the Company consolidated its operations into one facility in Utah. During this process certain equipment was disposed of and the net book value of the equipment was written off. The write down of these assets are included as an extraordinary item due to the fact that they were part of previously separate entities in a pooling of interests combination at June 30, 2000. In addition, in January 2001, the Company sold one of its subsidiaries that was previously reported as a separate segment, and accordingly has reported the gain realized on the sale as an extraordinary item in the accompanying consolidated financial statements. During the year ended June 30, 2001, the Company settled certain of its liabilities with its vendors for amounts less than the outstanding balances. The gain realized on these settlements has been recorded as an extraordinary item in the accompanying consolidated financial statements.

(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The acquisition of Galaxy Enterprises ("Galaxy") by Netgateway on June 26, 2000 was accounted for under the pooling-of-interests method and accordingly all periods prior to the acquisition have been restated to include the accounts and results of operations of Galaxy Enterprises. All Galaxy common stock and common stock option information has been adjusted to reflect the exchange ratio. All significant intercompany balances and transactions have been eliminated in consolidation.

         (b)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of products provided in conjunction with the Internet training workshops.

         (c)      Property and Equipment

         Property and equipment are stated at cost. Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 3 to 5 years. The cost of leasehold improvements is being depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases. Depreciable lives by asset group are as follows:

            Computer and office equipment .................3 to 5 years
            Furniture and fixtures.........................4 years
            Computer software..............................3 years
            Leasehold improvements.........................term of lease

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

(d)      Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology......................5 to 7 years
            Goodwill.................................    10 years

(e)      Product and Development Expenditures

         Product and development costs are expensed as incurred.

         (f)     Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows projected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         During the fiscal year ended June 30, 2001 the Company wrote off fixed assets with a book value totaling $1,091,052 as part of the closing of the American Fork, Long Beach, and Canadian offices included in extraordinary items (See Note 19). In addition, as a result of corporate restructuring, acquired technology and goodwill aggregating $1,084,476 was determined to be impaired and was written off during the fiscal year ended June 30, 2001 (See note 8).

         (g)      Financial Instruments

         The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, capital lease obligations, current portion of notes payable and convertible debenture approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction or the restructuring.

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

         (j) .....Revenue Recognition

         During the year ended June 30, 2001, the Company changed its products offered relating to the "Complete Store-Builder Packet" (the "New Packet"). Prior to October 2000 the revenue related to the sales of the original Store Builder Packet were recognized over the period customers had to activate their web site which would require the Company to perform additional services and host the web site. Subsequent to October 1, 2000 the Company is providing customers with the New Packet that does not require the Company to perform any additional services. Revenue from the sale of software products is recognized upon the delivery of the products. Revenue related to the sale of certificates for web site hosting and banner licenses is recognized over the period representing the life of the certificate and the length of the prepaid service. Revenue related to banner advertising services is recognized over the period such advertising is usable and revenue related to the delivery of mentoring services is recognized over the estimated service period. The revenue recorded relating to the sale of merchant account software is reflected net of the cost of the product paid since the Company does not take title to the product prior to the sale.

         Revenues relating to the Company's Internet Commerce Center from the design and development of Internet Web sites and related consulting projects is recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Deferred revenue represents amounts billed in excess of costs incurred, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

(k)      Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has components of other comprehensive income (loss), which are classified in the accompanying statement of Capital deficit.

         (l)      Business Segments and Related Information

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No.14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as the basis for identifying reportable segments.

         The  Company  has  operated  under  two  principal   business  segments
(Internet services and multimedia products). The primary business segment (Internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) had been engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001 and the gain on the sale is reported as an extraordinary item in the accompanying consolidated financial statements. As a result, the Company currently operates in one business segment.

         (m)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of capital deficit and comprehensive loss. There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the years ended June 30, 2001, June 30, 2000 and June 30, 1999.

         (n)      Per Share Data

         Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the years ended June 30, 2001, 2000 and 1999.

         Unexercised stock options to purchase 3,740,376, 4,512,647 and 4,089,766 shares of the Company's common stock and unexercised warrants to purchase 2,107,346, 1,224,904 and 1,941,629 shares of the Company's common stock at June 30, 2001, 2000 and 1999, respectively, in addition to shares of common stock from the conversion of subsidiary common stock and convertible debentures of 14,624,697, 131,853, and 371,429 as of June 30, 2001, 2000 and 1999,
respectively, were not included in the per share computations because their effect would have been antidilutive as a result of the Company's loss.

         (o)      Use of Estimates

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

         (p)      Reclassifications

         Certain amounts have been reclassified to conform to current year presentation.

         (q)      Discontinued Operations

APB Opinion No. 30 states that discontinued operations refers to the operations of a segment of a business that has been sold, abandoned, spun off, or otherwise disposed of or, although still operating, is the subject of a formal plan for disposal. In accordance with APB Opinion No. 30, the results of continuing operations are reported separately from discontinued operations and any gain or loss from disposal of a segment is reported in conjunction with the related results of discontinued operations, except where such effect is classified as an extraordinary item following a pooling-of-interests combination. In accordance with APB Opinion No. 16, the difference between the proceeds received from the sale of the Company's subsidiary and the carrying amount of the Company's investment sold is reflected as an extraordinary gain on disposal in the consolidated statements of operations.

(r)      Advertising Costs

         The Company expenses costs of advertising and promotions as incurred. Advertising expenses included in selling and marketing expenses for the years ended June 30, 2001, 2000 and 1999 were approximately $6.0 million, $5.9 million and $3.6 million, respectively.

(s)      Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (t)      Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, the Company will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. The Company has not yet determined what effect, if any, the impairment test of goodwill will have on the Company's results of operations and financial position. In addition, subsequent to June 2001, SFAS 143 and 144 have been issued and the Company is evaluating the imact of these pronouncements on our financial position and results of operations in future filings.

(3)      Business Combination

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

         Prior to the combination, Galaxy Enterprises' fiscal year ended December 31. In recording the pooling-of-interests combination, Galaxy Enterprises' financial statements for the twelve months ended June 30, 1999, were combined with Netgateway's financial statements for the same period. An adjustment has been made to capital deficit to eliminate the effect of including Galaxy Enterprises' results of operations for the six months ended December 31, 1998, in both the years ended June 30, 1999 and June 30, 1998. The adjustment results in the Company eliminating the related net income of $1,733,441 in fiscal year 1999, which includes $3.7 million in revenue.

         The results of operations as previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                 ------------------------ ---------------------
                                    Nine months ended          Year ended
                                     March 31, 2000          June 30, 1999
                                 ------------------------ ---------------------
  Net revenues:
      Netgateway                   $    2,535,863         $     157,282

      Galaxy Enterprises               12,665,271            10,123,158
                                 ------------------------ ---------------------
      Combined                     $   15,201,134         $  10,280.440

  Discontinued Operations
      Income (loss) from
      discontinued operations      $   (1,028,781)                3,013
                                   ---------------------  ----------------------

  Extraordinary item:
      Netgateway                                -         $   1,653,232
      Galaxy Enterprises           $            -                     -
                                 ------------------------ ---------------------
      Combined                                            $   1,653,232

  Net (loss) income:
      Netgateway                   $   (28,178,092)       $ (10,775,703)

      Galaxy Enterprises                (6,204,080)          (4,367,778)
                                 ------------------------ ---------------------
      Discontinued
      Operations                   $   (1,028,781)                3,013

      Combined                     $   (35,410,953)       $  (15,140,478)


         Prior to completion of the combination between Netgateway and Galaxy Enterprises on January 7, 2000, the Company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan was secured by a pledge of Galaxy Enterprises' common stock from John
J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises prior to the merger. The notes bore interest at 9.5% and were due and payable on the earlier of June 1, 2000 or the consummation date of the merger. The maturity date of the notes was later extended to the earlier of September 1, 2000 or the consummation date of the merger.

         After completion of the merger, the Company contributed these loans to the capital of its subsidiary, Galaxy Enterprises and released the pledges securing those loans. Prior to the consummation of the merger, the Company entered into certain transactions in the normal course of business with Galaxy Enterprises. For the year ended June 30, 2000, Netgateway generated revenue of $470,000 from Galaxy Enterprises. For the year ended June 30, 2000, Galaxy Enterprises generated revenue of $350,000 from Netgateway. The revenue and expenses associated with these intercompany transactions have been eliminated in the consolidation of these entities.

(4)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses for the years ended June 30, 2001, 2000 and 1999 and a cumulative net loss of approximately $72 million through June 30, 2001. At June 30, 2001 the Company had a working capital deficit of $11,352,352 and a capital deficit of $9,306,829. For the years ended June 30, 2001, 2000 and 1999 the Company recorded negative cash flows from operations of $8,002,343 and $16,440,273 and $6,971,091, respectively. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital however there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, the Company may be required to further delay, reduce the scope of, or eliminate one or more of its products or obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to all or part of the intellectual property of the Internet Commerce Center or control of one or more of its businesses. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)      Acquisitions

         In January 1999, the Company acquired 100% of the outstanding stock of Spartan Multimedia, Inc., a Canadian corporation, in exchange for 185,715 shares of common stock of StoresOnline.com, Ltd., a wholly-owned Canadian subsidiary valued at $557,145. The shares are convertible on a one-to-one basis into common stock of the Company. The issuance of an additional 185,715 shares was contingent upon the attainment of certain performance standards in future periods. In April 1999, the Board of Directors approved the issuance of the contingent shares and waived the performance standards. Accordingly, the consideration increased to $1,392,858. The acquisition of Spartan Multimedia, Inc. was recorded using the purchase method of accounting. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired. The operations of Spartan Multimedia, Inc. are included in the consolidated statement of operations of the Company from January 15, 1999. During the year ended June 30, 2001 the Company ceased the operations of StoresOnline.com, Ltd. and has written off the net book value of the goodwill related to the acquisition of StoresOnline.com, Ltd. of $834,331 which is included in operating expenses.

         The StoresOnline.com Ltd. shares held by third parties has been recognized as a minority interest until such time the shares are converted to the Company's common stock. As of June 30, 2001, 276,489 shares had been converted and recorded in capital deficit.

         Effective May 31, 1999, Galaxy Enterprises acquired substantially all the net assets of Impact Media, LLC ("Impact") using the purchase method of accounting by assuming the liabilities of Impact. The purchase of Impact resulted in the recording of goodwill in the amount of $117,655, which was the extent to which liabilities assumed exceeded the fair values of the assets acquired. The terms of the Impact Media acquisition provide for additional consideration of up to 250,000 shares of common stock to be paid if certain agreed-upon targets are met during the years ended May 31, 2000 and May 31, 2001. As of June 30, 2000, one of the targets had been met, and as a result 119,706 shares of Netgateway, Inc. common stock were transferred to the former owners of Impact. The Company recorded additional goodwill of $138,625 for the fair value of these shares as an additional investment in Galaxy Enterprises subsidiary, IMI, Inc. IMI, Inc. continued to conduct the business acquired from Impact. In January 2001, the Company sold its ownership interest in IMI, Inc (See Note 19).

(6)      Change in Method of Accounting for Revenue

         Effective October 1, 1999, the Company changed its method of accounting for certain revenue from the completed contract method to the percentage-of-completion method. The Company believes the percentage-of-completion method more accurately reflects the current earnings process under the Company's contracts. The percentage-of-completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating the Company's consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

The impact of the accounting change was a decrease in net loss and loss per share as follows:

                                                   Net Loss     Loss per Share
                                               ------------   ------------------

Three months ended September 30, 1999 ......   $       8,294           $0.0
Year ended June 30, 1999 ...........           $      13,858           $0.0

(7)      Property and Equipment

         Property and equipment balances at June 30, 2001 and 2000 are summarized as follows:

                                             -----------------------------------
                                                   2001                2000
                                             -----------------------------------
    Computers and office equipment..          $  1,488,716     $   2,579,586
    Furniture and fixtures...............           10,406            87,901
    Leasehold improvements...........               30,791            96,170
    Software.............................          820,472         1,126,140
    Less accumulated depreciation.....          (1,575,523)         (963,391)
                                              ----------------------------------
                                              $    774,862     $   2,926,406
                                              ==================================

         Amounts included in property and equipment for assets capitalized under capital lease obligations as of June 30, 2001 and 2000 are $145,800 and $172,472, respectively. Accumulated depreciation for the items under capitalized leases was $109,350 and $40,594 as of June 30, 2001 and 2000, respectively.

(8)      Intangible Assets

                 Intangible asset balances as of June 30, 2001 and 2000 are summarized as follows:

                                            ------------------------------------
                                                   2001             2000
                                            ------------------------------------
  Acquired Technology                       $         -        $  1,510,548
  Goodwill                                      867,003           1,102,196
                                            ------------------------------------
                                                867,003           2,612,744
  Less accumulated amortization                (278,459)           (693,636)
                                            ------------------------------------
                                            $   588,544        $  1,919,108
                                               ========          =========

         Net acquired technology and goodwill balances of $910,043 and $174,434 were written off during the second quarter of Fiscal 2001 as part of a corporate-wide business restructuring (see Note 2(f)).

(9)      Loans Payable

         In May 2001, the Company borrowed $100,000 from an individual who is the principal member of the company that purchased IMI from the Company. The amount was non-interest bearing and due on demand. In September 2001 the loan was converted into 333,333 shares ($.30 per share) of common stock of the Company in connection with the company's raising capital in a private placement of equity securities (See Note 22).

(10)     Note Payable - Bank

         The note payable of $97,779 to a financial institution bears interest at the prime rate plus 3% per annum (10% at June 30, 2001 and 11.5% at June 30,2000) and is due on November 1, 2001. The note is secured by certain equipment of the Company and is guaranteed by the Company's President.

(11)     Loans Payable - Officers and Directors

         During the year ended June 30, 2001 several officers and members of the Board of Directors loaned the Company an aggregate of $821,000. The loans were non-interest bearing exclusive of a note in the amount of $250,000 that bears interest at 18% per annum (balance at June 30, 2001 is $140,000). The Company has imputed interest on the non-interest bearing loans at the rate of 18% per annum and recorded an aggregate of $38,756 as interest expense and as a contribution to capital during the year ended June 30, 2001. Principal payments made during the year ended June 30, 2001 aggregated $213,000 and in April 2001 the Company's President exchanged $118,000 of the amount due for 393,333 shares (market pricing on the date of conversion) of the Company's common stock.

(12)     Convertible Debenture

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC ("King William"). Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible at King William's option into the number of shares of our common stock at the lower of $1.79 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. In connection with the $2.5 million tranche the Company issued King William a warrant to purchase 231,000 shares of the company's common stock at an exercise price of $1.625 per share expiring in 5 years. The warrant was valued using the Black-Scholes pricing model at $259,000 and recorded as a discount to the debenture and amortized over the life of the debenture. The unamortized balance of the warrant at June 30, 2001 is $117,727. The value of the beneficial conversion feature on the $2.5 million that has been drawn down was recorded as additional paid in capital and interest expense of $884,000 during the quarter ended September 30, 2000, as the convertible debentures were immediately exerciseable.

         In connection with the issuance of the King William debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issuance, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $112,000 using the Black-Scholes pricing model using the following assumptions; dividend yield of zero, expected volatility of 80%, risk-free interest rate of 6.5% and expected life of 5 years, and is reflected as additional paid in capital and debt issuance costs and is amortized over the life of the debt. The unamortized balance at June 30, 2001 is $50,909.

         Effective as of January 25, 2001, the Company reached an agreement with King William to restructure the debenture (the "Restructuring Agreement"). As of the date of the Restructuring Agreement the Company was in breach and/or violation of all agreements with King William, however King William has waived all of these defaults as of the date of the Restructuring Agreement. Under the terms of the Restructuring Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring Agreement the principal amount including the premium and the accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. The incremental fair value of the repricing of the warrants and the issuance of the new warrants was valued using the Black-Scholes pricing model using the following assumptions; dividend yield of zero expected volatility of 170%, risk-free interest rate of 5% and expected life of 5 years, at $9,008 and $129,927, respectively. The unamortized balance at June 30, 2001 is $75,783. These costs were classified on the balance sheet as debt financing costs and are being amortized over the life of the debt. The initial payment of $250,000, as called for by the Restructuring Agreement, was made during the first week of February. A second payment to be paid on February 28, 2001 was not made. In May 2001 King William elected to convert $200,000 of the principal and accrued and unpaid interest of the debenture (Conversion Amount) into 800,000 shares of common stock of the Company, at a conversion price of $.25 per share. The Conversion Amount was credited toward the payment of $250,000 previously due on February 28, 2001, with the balance plus interest accrued to be paid on March 10, 2002. In addition, in May 2001, the Company obtained a Waiver Agreement with King William to amend certain terms of the Restructuring Agreement and to waive certain existing defaults under the Restructuring Agreement. The Waiver Agreement amended the Restructuring Agreement payment schedule to postpone the remaining April 2001 payment of $247,278 to February 2002 and the May 2001 payment of $247,278 to March 2002. As of the date of the Waiver Agreement King William has withdrawn and waived all defaults and violations.

         On July 11, 2001 the Company and King William entered into a Second Restructuring Agreement. The Company agreed to pay, and King William agreed to accept, in full and final satisfaction of the Debenture (i) a cash payment of $100,000, (ii) a $400,000 promissory note of Netgateway due August 2004 bearing interest at 8% per annum and (iii) the Final Conversion Shares as defined below. No accrued interest is payable in connection with these payments. The Final
Conversion Shares insure that King William will receive sufficient shares so that on the day of the closing King William will beneficially own common shares equal to 9.99% of the then outstanding shares of Netgateway. In September 2001 the Company issued the final conversion shares equal to 2,800,000. King William has agreed to certain volume limitations relating to the subsequent sale of the shares and has also agreed to forgive the promissory note if the Company meets certain specific requirement including a minimal amount ($2,250,000) of proceeds King William is to receive from its sale of Company common stock.


(13)     Convertible Long Term Notes

              Convertible  promissory notes consist of the following at June 30,
              2001:
              Convertible promissory notes issued in January 2001, net of debt    $  223,232
              discounts

              Convertible  promissory  notes issued in April 2001,
              net of debt discounts                                                  218,940
                                                                                 -----------------
                                                                                  $  442,172

              Less current portion                                                         -
                                                                                 -----------------
                                                                                  $  442,172
                                                                                 =================



        In January 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $1,830,500. The Notes mature on July 1, 2004 and interest accrues at the rate of eight percent (8%) per annum. The Notes are convertible prior to the maturity date at the option of the holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Notes into shares of common stock of the Company at $.25 per share, subject to conversion price adjustments as defined in the agreement. In connection with the sale of the Notes, the Company issued warrants to purchase a share of the Company's common stock at an exercise price of $.50 per share for every two shares of Common Stock into which the Note is originally convertible. The Company issued a total of 3,661,000 warrants in connection with the sale of the Notes, with an expiration date of sixty days.

        The beneficial conversion feature was initially valued at $2,700,000. The debt discount related to the warrants was initially valued at $1,200,000 using the Black-Scholes pricing model using the following assumptions; dividend yield of zero, expected volatility of 283%, risk-free interest rate of 5% and expected life of 5 years. The debt discount relating to the beneficial conversion feature and the warrants aggregated $1,830,500, the amount of the net proceeds of the financing and has been allocated based upon the relative fair value of the beneficial conversion feature and the warrants of $1,317,960 and $512,540, respectively. In accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000 the discount related to the beneficial conversion feature and the warrants will be amortized over the life of the related notes. The unamortized balance of the debt discount at June 30, 2001 is $1,607,268.


         In April 2001 the Company issued an additional $246,000 in convertible 8% Notes. The Notes mature on April 4, 2004 and the holder can convert at any time after July 1, 2001 at a rate of $.25 per share for common stock or the Company may convert at any time after July 1, 2001 upon certain conditions detailed in the Notes.

         The fair value of the beneficial conversion feature of $29,520 is recorded as debt discount in the accompanying balance sheet and will be amortized over the life of the Notes. As of June 30, 2001, the balance of the note was $218,940, net of the unamortized debt discount of $27,060. In connection with the issuance of the Notes in January and April 2001, the Company issued an aggregate of 250,000 warrants to a placement agent to purchase the Company's common stock at an exercise price of $0.30, and 225,000 warrants at an exercise price of $0.40. The warrants expire in five years from the issuance date, and were valued using the Black-Scholes pricing model using the following assumptions; dividend yield of zero, expected volatility of 227%, risk-free interest rate of 5% and expected life of 5 years, at $142,588 that was recorded as debt issuance costs included in other assets in the accompanying financial statements.

         On July 15, 2001 the Company sent a letter to all holders of the Notes dated in January and April explaining their right to convert their investment into common stock. The letter included a calculation of the interest the note holder had earned and offered to convert both the principal balance of the Note and the accrued interest into common stock at a conversions price of $0.25 per share. As of September 30, 2001 note holders representing $1,741,500 of principal balance exercised their right to convert both principal and accrued interest into common stock. Accordingly, 7,204,326 shares of common stock have been issued.

(14)     Income Taxes

         Income tax expense for the year ended June 30, 2001 and 2000 represents the Utah and California state minimum franchise tax and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

         Income tax expense attributable to loss from operations during the year ended June 30, 2001 and 2000, differed from the amounts computed by applying the U.S.federal income tax rate of 34 percent to loss from operations as a result of the following:

                                                                   2001           2000              1999

        Computed "expected" tax benefit                     $  (1,237,170) $ (14,996,866)    $ (5,709,861)
        Decrease (increase) in income tax resulting from:
           State and local income tax benefit, net of
        federal effect                                           (192,125)    (2,114,471)        (805,057)
           Change in the valuation allowance for deferred
        tax assets                                              1,657,117     14,133,260        6,470,884
           Other (including cancellation of debt)                (227,822)       122,077           44,034

           Non-deductible stock compensation                            -      2,856,000                -
                                                               ------------   -------------  -----------------

        Income tax expense                                  $           -     $        -      $         -
                                                            ==================================================



-------------------------------------------------------------------------------------------------------------------
         The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and  deferred  tax  liabilities  at
         June 30, 2001 and 2000 are presented below:

                                                                       2001                   2000

        Deferred tax assets:
           Net operating loss carryforwards                    $         17,754,865   $       13,848,761
           Stock option expense                                           2,286,615            2,199,764
           Intangible assets, principally due to
              differences in amortization                                                         34,778
           Deferred compensation                                            471,501              368,151
           Accounts receivable principally due to
              allowance for doubtful accounts                               998,477              802,120
           Accrued expenses                                                 110,306              542,632
           Other                                                            112,926              112,926
           Deferred revenue                                               2,413,436            5,977,552
           Legal fees                                                       460,524              460,524
           Debt issuance costs                                            1,550,938              407,971
                                                               --------------------   ------------------

              Total gross deferred tax assets                            26,159,588           24,755,179
              Less valuation allowance                                  (26,140,222)         (24,737,878)

        Deferred tax liability:
           Property and equipment, principally due to
              differences in depreciation                                   (19,366)             (17,301)
                                                                --------------------  -------------------

        Net deferred tax assets                                $                  -   $                -
                                                               ====================   ==================


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods which the deferred tax assets are deductible, management believe it is more likely than not that the Company will not realize the benefits of these deductible differences. Such potential future benefits have been fully reserved, and accordingly, there are no net deferred tax assets.

         As of June 30, 2001, the Company has net operating loss ("NOL") carryforwards of approximately of $44,000,000 available to reduce future taxable income of which a substantial portion is subject to limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. The NOL carryforwards expire in various amounts from 2006 to 2021.

(15)     Commitments and Contingencies

         The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2004. Future aggregate minimum obligations under operating leases as of June 30, 2001, exclusive of taxes and insurance, are as follows:

              Year ending June 30,
              2002                         $  366,655
              2003                            328,410
              2004                            291,147
              Thereafter                       26,510
                                          ---------------
              Total                        $1,012,722
                                          ===============


         Rental expense for the years ended June 30, 2001, 2000 and 1999 was approximately $582,000, $721,000 and $241,000, respectively.

         In connection with the merger in June 2000, the Company entered into employment agreements with four of its employees expiring June 2002. The agreements require aggregate salary payments of approximately $358,000, bonus payments in September 2000 of approximately $69,000 and the granting of 78,000 options to purchase the Company's common stock with an exercise price to be determined on the date of the grant. As of June 30, 2001 the options have not been granted.

         In January 2001, the Company entered into severance agreements with three former executives of the Company. The agreements require cash payments aggregating $97,000 through June 30, 2001, and two of them provide for a one-half interest in certain licenses and equipment owned by the Company, and a grant of options to purchase common stock of the Company proportionate to any options granted to the Chairman of Board of the Company. In August 2001, two of the individuals issued a demand letter to the Company, claiming that certain payments stipulated in the agreements had not been made and purporting to reassert their rights under their respective employment agreements. As of June 30, 2001 no options have been granted to the Chairman of the Board or the former executives.

         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, the outcome of which, if any, resulting from these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

         The private placement conducted in January-April 2001 to a group of accredited investors occurred in part while a dormant but not effective registration statement was on file with the SEC with respect to a public offering of the Company's common stock by a third party deemed by current SEC interpretations to be an offering by the Company. Although the Company believes that these unregistered securities were issued pursuant to an available exemption under applicable securities laws, other current interpretations of securities regulatiors may not be consistent with their view and if in fact the
interpretation  is  proved  incorrect  then,  among  other  consequences,   the
purchasers of such securities would be entitled to exercise recission rights with respect to their investment of total proceeds of $2,076,500, plus interest at rates determined by state statutes from the date of such offering to the date of payment. If the Company were required to make such an offer and it was accepted then the required payments would exceed cash resources and require the Company to seek additional financing, most likely in the form of additional issues of common stock, to make such payments and would materially and adversely effect the financial condition of the Company.

         From time to time, prior to the acquisition of Galaxy Enterprises, Galaxy Enterprises received inquiries from attorney general offices and other regulators about civil and criminal compliance matters with various state and federal regulations. These inquiries sometimes rose to the level of investigations and litigation. In the past, Galaxy Enterprises has received letters of inquiry from and/or has been made aware of investigations by the attorney generals of Hawaii, Illinois, Kentucky, Nebraska, North Carolina, Utah and Texas and from a regional office of the Federal Trade Commission. Galaxy Enterprises has responded to these inquiries and has generally been successful in addressing the concerns of these persons and entities, although there is generally no formal closing of the inquiry or investigation and certain of these, including Illinois and Utah, are believed to be ongoing. Hawaii has taken the position that Galaxy's marketing efforts, in their current form, must comply with its "Door-to-Door Sale Law." In the opinion of management, the outcome of any of these matters should not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

(16)     Stock Option Plan

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

         In July 1998, the Board of Directors adopted the 1998 Stock Compensation Program ("Program") which consists of, among other things, a non-qualified stock option plan. An aggregate of 1,000,000 shares were reserved for issuance under the Program. During the year ended June 30, 1999, the Company granted 983,348 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $2.00 to $13.30 per share. The weighted-average fair value of options granted during the year ended June 30, 1999 under the Program was $3.44 per share. During the year ended June 30, 2000, the Company granted 126,416 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $3.50 to $6.00 per share. The weighted-average fair value of options granted during the year ended June 30, 2000 under the Program was $3.59 per share. During the year ended June 30, 2001 the Company cancelled 603,256 options granted under the Program. The Company did not grant any options during the year ended June 30, 2001. As of June 30, 2001, options available for future grants under the Program totaled 653,632.

         In December 1998, the Board of Directors adopted the 1998 Stock Option Plan for Senior Executives. An aggregate of 5,000,000 shares were reserved for issuance under the Plan. During the year ended June 30, 1999, the Company granted 2,546,667 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $2.00 to $6.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 1999 was $2.69 per share. Subsequent to June 30, 1999, 2,246,667 of these options were cancelled. During the year ended June 30, 2000, the Company granted 550,714 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $3.50 to $9.25 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $6.73 per share. During the year ended June 30, 2001 the Company granted 1,675,000 options under the Plan, with a weighted-average fair value of $.71 per share. As of June 30, 2001, there were 3,518,750 options available for future grants under the Plan.

         In July 1999, the Board of Directors adopted the 1998 Stock Option Plan for Non-Executives. An aggregate of 2,000,000 shares were reserved for issuance under the Plan; the reserve amount was later increased to 5,000,000 shares. During the year ended June 30, 2000, the Company granted 2,237,832 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $1.78 to $14.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $7.34 per share. Also during the year ended June 30, 2000, 279,779 of these options were canceled. During the year ended June 30, 2001 the Company granted 1,655,500 options under the Plan, with a weighted-average fair value of $.74 per share. As of June 30, 2001, there were 3,468,268 options available for future grants under the Plan.

         Pursuant to the terms of the Company's merger with Galaxy Enterprises in June 2000, each outstanding option to purchase shares of Galaxy Enterprises' common stock under Galaxy Enterprises' 1997 Employee Stock Option Plan was assumed by the Company, whether or not vested and exercisable subject to the per share equivalent used to issue common shares in the merger accounted for as a pooling of interests. The Company assumed options exercisable for an aggregate of 1,063,470 shares of Netgateway common stock.

         The following is a summary of stock option activity under the Company's stock option plans:

                                                Number of     Weighted
                                                               average
                                                              exercise
                                                 Options        price
                                             -----------------------------
  Balance at June 30, 1998                      756,711      $  2.62

         Granted............................  3,827,983         3.80
         Exercised..........................     (6,895)        1.17
         Canceled or expired...............    (488,033)        3.27
                                             -----------------------------
  Balance at June 30, 1999                   4 ,089,766      $  3.65

         Granted..........................    3,460,500         6.60
         Exercised........................     (345,724)        3.40
         Canceled or expired..............   (2,691,901)        3.13
                                              ---------------------------
  Balance at June 30, 2000                    4,512,641      $  6.24

         Granted.........................     3,330,500         0.73
         Exercised.......................       (20,015)        0.25
         Canceled or expired.............    (4,082,750)        4.50
                                              ---------------------------
  Balance at June 30, 2001                    3,740,376     $    2.11
                                              ===========================


         The following table summarizes information about shares under option as of June 30, 2001:

             -----------------------------------------------------------  ------------------------------
                                    Outstanding                                   Exerciseable
             -----------------------------------------------------------  ------------------------------
                                            Weighted-Averag Weighted-
                                              Remaining     Average                        Weighted-
                Range of         Number of  Contractural    Exercise          Number of     Average
              Exercise Prices     Options       Life          Price            Options   Exercise Price
             -----------------------------------------------------------  ------------------------------
                   $0.25            545,150     9.52        $ 0.25              259,652    $   0.25

                   $0.50            551,000     9.52          0.50                   0         0.50

                   $0.75            541,000     9.52          0.75                   0         0.75

               $.76 - $1.00         583,000     9.50          1.00               6,000         0.98

               $1.01 - $2.99        830,102     7.57          1.72             355,604         1.80

               $3.00 - $5.99        165,215     8.56          3.78             149,741         3.79

               $6.00 - $8.99        361,283     8.08          7.57             360,983         7.57

              $9.00 - $11.31        163,626     8.20         10.30             141,978        10.46
                              ------------------------------------------  ------------------------------
                                  3,740,376     8.84        $ 2.11           1,273,958      $  4.24
                              ==========================================  ==============================


         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. The Company recognized $652,825 and $282,052 of compensation expense for options granted below fair market value during the years ended June 30, 2000 and 1999, respectively. The Company granted no employee stock options below market price during the year ended June 30, 2001.

         Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the proforma amounts indicated below for the years ended June 30, 2001, 2000 and 1999.


  Net Loss:                  2001            2000            1999
                       -------------------------------------------------
    As reported         $ (3,638,736) $  (44,108,429) $  (15,140,478)
    Proforma            $ (5,396,419) $  (46,776,831) $  (17,728,386)
  Net loss per share
  (basic and diluted):
    As reported         $      (0.16) $        (2.38) $        (1.21)
    Proforma            $      (0.24) $        (2.53) $        (1.41)

         The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999, using the Black-Scholes pricing model is as follows; dividend yield of zero, respectively, expected volatility of 384%, 80% and 631%, respectively, risk free interest rate of 5%, 5.5%, and 5.5%, respectively and expected life of 4 years, respectively.

(17)     Stockholder's Equity

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

         During February and March 1999, Galaxy Enterprises entered into an agreement with an institutional investor, whereby the investor invested $1 million in exchange for 159,608 shares of Netgateway common stock. The investor was also issued warrants to purchase up to 159,608 additional shares of Netgateway common stock at an exercise price of $4.45 per share. The warrants expired on March 18, 2001.

         In July 1999, the Company entered into a Cable Reseller and Mall agreement with MediaOne of Colorado, Inc. (MediaOne) whereby the Company also issued to MediaOne 50,000 shares of common stock and warrants to purchase 200,000 shares of common stock. The exercise price of the warrants is dependent upon the market price of the Company's common stock on the date that the warrants are earned under certain performance criteria. As of June 30, 2001, the performance criteria had not been met.

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

         During the year ended June 30, 2001, the Company issued 37,144 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. subsidiary, pursuant to the terms of the original issuance of common stock of StoresOnline.com Ltd. In addition, the Company issued 20,015 shares upon the exercise of employee options and issued 7,000 shares at fair market value on the date of issuance of common stock pursuant to employment contracts during the year ended June 30, 2001. The Company also issued 1,513,167 shares of common stock to officers of the Company for payment of past due wages, employment agreement obligations, and accrued liabilities at fair market value on the date of issuance. In addition, the Company issued 393,333 shares of common stock to an officer of the Company as payment in full of a note due to the officer, and issued 40,800 shares of common stock to an outside party for services at fair market value on the date of issuance.

         In June 2001 pursuant to a private placement agreement, the Company received subscription agreements aggregating $398,200 for the sale of common stock at a price of $0.30 per share. As of to June 30, 2001 the Company collected $291,200 of these subscriptions and recorded a receivable of $107,000 which was subsequently received.

(18)     Discontinued Operations

         On January 11, 2001, the Company sold all of the outstanding shares of IMI, Inc. (see Note 19) and accordingly has reported the operations of IMI as discontinued operations for all of the period presented. Certain information with respect to discontinued operations of IMI is summarized as follows. Operating results for the year ended June 30, 2001 include the operating activity through January 11, 2001.




                                                   ---------------------------------------------------
                                                                       Year Ended
                                                   ---------------------------------------------------
                                                     June 30, 2001     June 30, 2000   June 30, 1999
                                                   ---------------------------------------------------
Revenue                                             $ 1,116,863        $ 5,275,110     $  288,245
Cost of Revenue                                         703,831          5,467,840        231,121
                                                   ---------------------------------------------------
   Gross profit (loss)                                  413,032           (192,730)        57,124
Total operating expenses                                698,580          1,124,467         54,111
                                                   ---------------------------------------------------
Income (loss) from discontinued operations
   before other item shown below                       (285,548)        (1,317,197)         3,013
Other income / (expense)                                   (232)            (1,318)             -
                                                   ---------------------------------------------------
   Net income (loss) from discontinued operations   $  (285,780)       $(1,318,515)    $    3,013

                                                   ===================================================


(19)     Extraordinary Items

         In August 1998, the agreement with ProSoft I-Net Solutions, Inc. (ProSoft)for notes payable aggregating $2,387,622 was amended whereby the scheduled principal payments of $2,100,000 and $400,000 due in fiscal years 1999 and 2000, were changed to $1,800,000 and $700,000, respectively. During the year ended June 30, 1999, the Company repaid $700,000 of the notes payable to ProSoft. In December 1998, ProSoft released the Company from its remaining obligation under the notes. As of December 1998, the Company recognized $35,488 of imputed interest as interest expense. The remaining imputed interest balance was expensed upon extinguishments of the debt in December 1998. Additionally, Michael Khaled and Scott Beebe, who personally guaranteed repayment of the Company's obligations to ProSoft, paid ProSoft $200,000 in the aggregate to terminate their individual personal guarantees of the notes payable which was recorded as a capital contribution upon extinguishments of debt. Accordingly, the Company recorded $1,653,232 as a gain on extinguishments of debt during the year ended June 30, 1999.

         During the year ended June 30, 2001, the Company restructured its operations and combined its California facility with its facility in Utah. In connection with this decision certain assets of Netgateway, which were owned prior to the merger in June 2000, were disposed. In accordance with Accounting Principles Board Opinion No.16 Accounting for Business Combinations relating to the disposition of assets of the previously separate entities in a pooling of interests combination, the Company recorded an extraordinary charge of an aggregate of $1,091,052.

         On January 11, 2001, the Company sold all of the outstanding shares of IMI, Inc., dba Impact Media, a wholly-owned subsidiary, for $1,631,589 to Capistrano Capital, LLC ("Capistrano"). The principal shareholder of Capistrano subsequently became a stockholder of the Company. The Company received from Capistrano a cash payment of $300,000, with the balance owing of $1,331,589 in the form of a long-term note bearing interest at 8% per annum, payable by Capistrano. Principal payments under the note are due based on IMI's product sales, due no later than January 2011. Due to the uncertainty of the ultimate collectibility of the note, management has recorded a reserve on the entire note balance at June 30, 2001. The reserve has been netted against the gain on disposal of IMI. The net gain recorded on the sale of $363,656 has been included as an extraordinary item as a gain on disposal of assets subsequent to merger in the accompanying financial statements.

         In January 2001 the Company entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the business to business and cable commerce divisions. Prior to June 30, 2001 approximately $2.5 million in obligations were settled for approximately $800,000, resulting in an extraordinary gain of $1,688,956.

(20)     Related Entity Transactions

         The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, which provides merchant accounts and leasing services to small businesses. ECI processes the financing of Company merchants' storefront leases and also sells software to the Company used for on-line, real-time processing of credit card transactions (merchant accounts). John J. Poelman, President, Chief Operating Officer, Director and a stockholder of the Company, is the sole stockholder of ECI. Total amounts for purchased merchant account software during the year ended June 30, 2001, 2000 and 1999 totaled $975,257, $1,110,404 and $483,387, respectively. During the years ended June 30, 2001, 2000 and 1999 the Company processed leasing transactions for its customers through ECI in the amounts of $3,386,231, $2,450,292, and $1,761,731, respectively. As of June 30, 2001 and 2000 the Company had a receivable from ECI for leases in process of $90,109 and $152,060, respectively. In addition, the Company has $516,858 and $103,741 recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software.

         During the year the Company issued 125,000 warrants to a director for nondirector services rendered. The warrants were valued using the Black-Scholes pricing model using the following assumptions; dividend yield of zero, expected volatility of 227%, risk-free interest rate of 4.6% and expected life of 5 years at $40,657.

(21)     Segment Information

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

(22)     Subsequent Event

         During July through September 2001, the Company sold additional shares of the Company's common stock at $.30 per share through a private placement for gross proceeds of $ 2.0 million.

(23)     Quarterly Financial Information (unaudited)


                                                               Quarter Ended                                    Fiscal Year
                                     9/30/1999             12/31/1999         3/31/2000         6/30/2000          Total
                               ----------------------- ------------------- ----------------- ---------------- -----------------


Revenue                         $ 3,942,509             $   4,671,502       $  6,587,123      $  6,948,515     $   22,149,649
Gross profit                      1,638,160                 3,584,244          5,024,566         3,437,588         13,684,558
Loss from continuing operations  (5,143,546)              (21,687,644)        (7,550,983)       (8,407,741)       (42,782,105)
Loss from discontinued
operations                          (75,471)                 (756,644)          (196,666)         (289,734)        (1,318,515)
Net loss                        $(5,219,017)            $ (22,444,288)      $ (7,747,649)     $ (8,697,475)    $  (42,789,914)

Basic and diluted loss per share:
Loss from continuing operations $     (0.37)           $        (1.23)      $      (0.48)     $      (0.23)    $        (2.31)
Loss from discontinued
operations                      $     (0.01)           $        (0.04)      $      (0.01)     $      (0.01)    $        (0.07)
Net loss                        $     (0.38)           $        (1.27)      $      (0.49)     $      (0.24)    $        (2.38)


                                                               Quarter Ended                                    Fiscal Year
                                     9/30/2000             12/31/2000         3/31/2001         6/30/2001          Total
                               ----------------------- ------------------- ----------------- ---------------- -----------------

Revenue                         $ 7,425,857              $ 14,179,643        $ 7,886,385       $13,508,648       $ 43,000,533
Gross profit                      5,235,950                11,952,131          5,753,014        11,633,863         34,574,958
Income  (loss) from  continuing
operations                       (6,478,573)               (2,011,994)         1,211,000         2,965,051         (4,314,516)
Income (loss)from
discontinued operations            (201,462)                  (83,190)            (1,128)                -           (285,780)
Income (loss) from
extraordinary items                        -               (1,091,052)           363,656         1,688,956            961,560
Net income (loss)               $(6,680,035)             $ (3,186,236)       $ 1,573,528       $ 4,654,007     $   (3,638,736)

Basic income (loss) per share:
Income  (loss) from  continuing
operations                      $     (0.30)            $       (0.09)      $       0.06       $     0.124     $        (0.19)
Income (loss) from
discontinued operations               (0.01)                    (0.01)                 -                -               (0.01)
Income (loss) from
extraordinary items                       -                     (0.05)              0.02              0.07               0.04

Net income (loss)               $     (0.31)            $       (0.15)      $       0.08       $      0.19     $        (0.16)

Diluted income (loss) per share:
Income  (loss) from  continuing
operations                      $     (0.30)            $       (0.09)      $       0.36       $      0.09     $        (0.24)
Income  (loss) from
discontinued operations               (0.01)                    (0.01)                 -                 -              (0.02)
Income (loss) from
extraordinary items                        -                    (0.05)              0.01              0.04               0.01      $
Net income (loss)               $     (0.31)            $       (0.15)      $       0.04       $      0.13     $       (0.25)

Weighted Average Common
  Shares Outstanding
Basic                            21,691,464                21,691,464          21,694,791        24,044,018
Diluted                          21,691,464                21,691,464          41,274,115        39,500,84

*As Recalculated
(1) Includes the dilutive effect of options, warrants and convertible securities.


                                           Schedule II - Valuation and Qualifying Accounts


                                                 NETGATEWAY, INC.

                 Schedule II- Valuation and Qualifying Accounts

                    Years ended June 30, 2001, 1999 and 2000


                                                   Balance at         Charged to                               Balance at
                                                   Beginning           Costs and         Deductions/             End of
                                                   of Period           Expenses           Write-off              Period
Year ended June 30, 2001
  Deducted from accounts receivable:
    Allowance for doubtful accounts
       and sales returns                     $        960,621    $      3,475,492   $         757,075   $      3,679,017
Year ended June 30, 2000                     ----------------    ----------------   -----------------   ----------------
    Deducted from accounts receivable:
      Allowance for doubtful accounts
        and sales returns                              36,925           1,159,022             235,346            960,601
Year ended June 30, 1999                     ----------------    ----------------   -----------------   -----------------
    Deducted from accounts receivable:
      Allowance for doubtful accounts
        and sales returns                              43,832               3,000               9,907             36,925
                                            -----------------    ----------------   -----------------    ----------------


--------------------------------------------------------------------------------



                                  EXHIBIT INDEX

                 Exhibit No.    Description


                       2.1      Agreement  and  Plan  of  Merger  dated  March 10,  2000  by and  among  Netgateway,  Inc.,  Galaxy
                                Acquisition Corp. and Galaxy Enterprises, Inc.(6)
                       3.1      Certificate of Incorporation, as amended (11)
                       3.2      Amended and Restated Bylaws(11)
                       3.3      Certificate of Ownership and Merger (4)
                       3.4      Articles of Merger (4)
                       4.1      Form of Representatives' Warrant(1)
                       4.2      Form of Common Stock Certificate(4)
                      10.1      Form of Executive Employment Agreement(1)
                      10.6      1998 Stock Compensation Program(1)
                      10.7      1998 Stock Option Plan for Senior Executives(1)
                      10.8      Office Lease dated as of June 26, 1998 between Netgateway, Inc. and Pacific Tower Associates(1)
                      10.9      Form  of  Internet  Data  Center   Services   Agreement   between   Netgateway,   Inc.  and  Exodus
                                Communications, Inc.(1)
                     10.10      Form of Secured Convertible Debenture due December 31, 1999(1)
                     10.12      Software  Assignment and Grant Back Limited License Agreement dated as of November 16, 1999 between
                                Netgateway and Shopping Planet(1)
                     10.13      Stock Purchase  Agreement dated as of November 1, 1998 among  StoresOnline.com,  Ltd.,  Netgateway,
                                Inc. and the Selling Stockholders(1)
                     10.14      Amendment to Stock  Purchase  Agreement  among  StoresOnline.com,  Ltd.,  Netgateway,  Inc. and the
                                Selling Stockholders(1)
                     10.15      Form of Financial Consulting Agreement(1)
                     10.17      Consulting and Advisory  Agreement dated October 20, 1998 between  Burchmont  Equities Group,  Inc.
                                and Netgateway(2)
                     10.18      Consulting and Advisory  Agreement dated November 1, 1998 between North Coast  Securities Corp. and
                                Netgateway(2)
                     10.19 Consulting  Agreement dated December 24, 1998 between
                     Netgateway  and  Glashow   Associates(2)  10.20  Consulting
                     Agreement,  dated  July 1,  1999,  between  Netgateway  and
                     Glashow   Associates  LLC(2)  10.21  Amended  and  Restated
                     Subordinated  Secured Promissory Note dated August 28, 1998 from Admor Memory
                                Corp.  and  Netgateway,  including the Security  Agreement  dated as of August 28, 1998 among Admor
                                Memory Corp., Admor Memory, Ltd. and Netgateway(2)
                     10.22      Form of Series A 12% Senior Note due 2000(3)
                     10.25      Electronic Commerce Services Agreement dated as of March 24,  1999 between Netgateway,  Inc. and CB
                                Richard Ellis(3)
                  10.26[R]      Electronic Commerce Services Agreement dated as of March 24,  1999 between Netgateway,  Inc. and CB
                                Richard Ellis(4)
                     10.27      Reseller and Mall  Agreement  dated as of May 20, 1999 among  Netgateway,  Inc.,  StoresOnline.com,
                                Inc. and WirelessOne, Inc.(3)
                  10.28[R]      Reseller and Mall  Agreement  dated as of May 20, 1999 among  Netgateway,  Inc.,  StoresOnline.com,
                                Inc. and WirelessOne, Inc.(4)
                     10.31      Cable  Reseller  and Mall  Agreement  dated  as of  July 26,  1999  among  StoresOnline.com,  Inc.,
               Netgateway, Inc. and MediaOne of Colorado, Inc.(3)
                  10.32[R]      Cable  Reseller  and Mall  Agreement  dated  as of July  26,  1999  among  StoresOnline.com,  Inc.,
               Netgateway, Inc. and MediaOne of Colorado, Inc.(4)
                     10.33      Stock  Purchase  Agreement  dated as of July 16, 1999  between  Netgateway,  Inc.  and  MediaOne of
                                Colorado, Inc.(3)
                  10.34[R]      Stock  Purchase  Agreement  dated as of July 16, 1999  between  Netgateway,  Inc.  and  MediaOne of
                                Colorado, Inc.(4)
                     10.35      Distributor  Mall/Storefront  Agreement dated as of August 25,  1999 between  Netgateway,  Inc. and
                                BuySellBid.com, Inc.(3)
                  10.36[R]      Distributor  Mall/Storefront  Agreement  dated as of August 25, 1999 between  Netgateway,  Inc. and
                                BuySellBid.com, Inc.(4)
                     10.37      Joint  Marketing  and  Promotion  Agreement  dated  August 25, 1999  between  Netgateway,  Inc. and
                                BuySellBid.com, Inc.(3)
                  10.38[R]      Joint  Marketing  and  Promotion  Agreement  dated  August 25, 1999  between  Netgateway,  Inc. and
                                BuySellBid.com, Inc.(4)




                     10.39      Cable Reseller and Mall Agreement dated as of August 30, 1999 among Netgateway,  Inc., StoresOnline and B2BStores.com, Inc.(3)
                  10.40[R]      Cable Reseller and Mall Agreement dated as of August 30, 1999 among Netgateway,  Inc., StoresOnline and B2BStores.com, Inc.(4)
                     10.41      Electronic  Commerce  Services  Agreement  dated as of July 28, 1999 between  Netgateway,  Inc. and
                                B2BStores.com, Inc.(3)
                  10.42[R]      Electronic  Commerce  Services  Agreement  dated as of July 28, 1999 between  Netgateway,  Inc. and
                                B2BStores.com, Inc.(4)
                     10.44      Reseller and Mall Agreement dated as of July 27, 1999 among  Frontiervision,  Netgateway,  Inc. and
                                StoresOnline.com, Inc.(3)
                  10.45[R]      Reseller and Mall Agreement dated as of July 27, 1999 among  Frontiervision,  Netgateway,  Inc. and
                                StoresOnline.com, Inc.(4)
                     10.46      1999 Stock Option Plan for Non-Executives.(3)
                     10.49      Letter, dated December 9, 1998, from Netgateway, Inc. to Jerry Czucha(3)
                     10.50 Promissory Note dated March 15, 1999 in the principal amount of $50,000 payable to Joseph Py(3) 10.51  Promissory
                     Note  dated  March  15,  1999 in the  principal  amount  of
                     $30,000 payable to Robert E.
                                Ciri(3)
                     10.52 Common Stock Purchase Warrant dated November 20, 1998 issued to Sean Beebe(3) 10.53 Common Stock Purchase Warrant dated  November  20, 1998 issued to Donald  Danks(3)  10.54
                     Common  Stock  Purchase  Warrant  dated  November  20, 1998 issued to Keith D. Freadhoff(3) 10.55 Common Stock Purchase
                     Warrant  dated  November  20,  1998  issued to  Michael  V.
                     Vanderhoff(3) 10.56 Master  Trust-Oceangate  Trust dated as of December 10, 1998 among Keith Freadhoff as the Trustee
                                and the Beneficiaries(3)
                     10.57      Form of  Individual  Trust-Oceangate  Trust  between  Keith D.  Freadhoff  as  Trustor,  and  Keith
                                Freadhoff as Trustee for the benefit of the Beneficiary(3)
                     10.58      Courseware  Reproduction  License  Agreement  dated as of October 29, 1997  between  Prosoft  I-Net
                                Solutions,  Inc. and  S.T.E.P.S.,  as amended by  Amendment  No. 1 to the  Courseware  Reproduction
                                License  Agreement,  and as amended  by  Amendment  No. 2 to the  Courseware  Reproduction  License
                                Agreement(3)
                     10.59      Assignment of License dated as of April 1, 1998 between S.T.E.P.S. and Netgateway, Inc.(3)
                     10.60      Courseware  Reproduction  License  Agreement,  dated as of January 20,  1997, between Prosoft I-Net
                                Solutions,  Inc. and Training Resources  International,  Inc., as amended by Amendment No. 1 to the
                                Courseware Reproduction License Agreement(3)
                     10.61      Sublicense  Agreement  dated  as of  March 27,  1998  between  Netgateway  and  Training  Resources
                                International, Inc.(3)
                     10.62      Settlement and Release Agreement,  entered into April 19, 1999 among Prosoft Training.com (formerly
                                Prosoft I-Net Solutions,  Inc., Training Resources  International,  Inc.,  S.T.E.P.S.,  Netgateway,
                                Inc., Michael Khaled, Scott Beebe and Donald Danks(3)
                     10.64      Internet  Services  Agreement  dated as of October 25, 1999  between  Netgateway,  Inc.  and Bergen
                                Brunswig Drug Company(4)
                     10.65      Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman.(6)
                     10.66      Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and Sue Ann Cochran(6)
                     10.67      Form of Affiliate Lock-Up Agreement(6)
                     10.68      Form of Employment Agreement(6)
                     10.69      Stock  Option  Agreement  dated as of March 10,  2000,  by and among  Netgateway,  Inc. and John J.
                                Poelman(6)
                  10.70[R]      Electronic Commerce Services Agreement dated as of December 1,  1999 between Netgateway and Leading
                                Technologies, Inc. d/b/a Mall of Minority America.com, Inc.(7)
                  10.71[R]      Cable   Reseller   and  Mall   Agreement,   dated  as  of   December 9,   1999  among   Netgateway,
                                StoresOnline.com, Inc. and Intermedia Partners Southeast(7)
                     10.72      Pledge Agreement dated as of January 7, 2000 between John J. Poelman and Netgateway, Inc.(7)
                     10.72      Promissory Note in the principal amount of $300,000,  dated  January 7,  2000 issued to Netgateway,
                                Inc. (7)
                     10.73      Pledge Agreement dated as of February 4, 2000 between John J. Poelman and Netgateway, Inc.(7)
                     10.74      Promissory Note in the principal  amount of $150,000,  dated February 4, 2000 issued to Netgateway,
                                Inc.(7)
                     10.75      Employment Agreement dated as of December 15, 1999 between Jill Padwa and Netgateway, Inc.(7)
                     10.77      Form of Employment Agreement
                     10.90      Electronic  Commerce Services Agreement dated March 1,  2000 between  Netgateway,  Inc. and Galaxy
                                Enterprises, Inc.(9)
                     10.91      Statement of Work for Galaxy Mall and Store  Conversion  dated March 1,  2000 between  Netgateway,
                                Inc. and GalaxyMall(9)
                  10.92[R]      Systems  Integrator  Agreement dated as of March 6,  2000 between Netgateway and Complete Business
                                Solutions, Inc.(8)
                  10.93[R]      Systems  Integrator  Agreement dated as of April 4,  2000 between Netgateway and Complete Business
                                Solutions (India) Ltd.(8)
                  10.94[R]      Reseller and Mall  Agreement  dated as of April 18,  2000 among  CableRep,  Inc.,  Netgateway  and
                                StoresOnline.com, Inc.(8)
                     10.95      Securities  Purchase  Agreement  dated July 31, 2000 between  Netgateway,  Inc. and King  William,
                                LLC.(11)
                     10.96      Form of 8% Convertible Debenture Due July 31, 2003(11)
                     10.97      Registration  Rights  Agreement  dated July 31, 2000 between  Netgateway,  Inc. and King  William,
                                LLC(11)
                     10.98      Form of Common Stock Purchase Warrant(11)
                     10.99      Private Equity Credit  Agreement dated August 2, 2000 between  Netgateway,  Inc. and King William,
                                LLC(11)
                    10.100      Registration  Rights  Agreement  dated August 2, 2000 between  Netgateway,  Inc. and King William,
                                LLC(11)
                    10.105      Stock Purchase  Agreement dated January 11, 2001 between Galaxy  Enterprises,  Inc. and Capistrano
                                Capital, LLC. (14)
                    10.106      Note dated January 11, 2001 issued to Galaxy Enterprises, Inc. by IMI, Inc. (14)
                    10.107      Security  Agreement  dated  January 11, 2001 among Galaxy  Enterprises,  Inc.,  Galaxy Mall,  Inc.
                                Netgateway, Inc. and IMI, Inc. (14)
                    10.105      Restructuring and Amendment  Agreement dated January 25, 2001 between Netgateway and King William,
                                LLC (15)
                    10.106      Settlement  Agreement  and Mutual  Release  dated  March 27,  2001  between  CONVANSYS,  Inc.  and
                                Netgateway, Inc. (16)
                    10.107      Form of Convertible Promissory Note. (16)
                    10.108      Form of Note Purchase Agreement. (16)
                    10.109      Form of Note Purchase Agreement with warrants. (16)
                    10.110      Form of Common Stock Purchase Warrant. (16)
                    10.111      Waiver Agreement dated May 9, 2001 between Netgateway and King William, LLC. (16)
                    10.112      Letter Agreement dated January 10, 2001 between Netgateway and Keith Freadhoff. (16)
                     10.113     Letter Agreement dated January 10, 2001 between Netgateway and Donald M. Corliss. (16)
                     10.114     Letter Agreement dated January 10, 2001 between Netgateway and Jill Glashow Padwa (16)
                   +10.115*     Form of Debt Settlement Agreement with Netgateway executive officers dated as of April 5, 2001
                    10.116*     Form of Private Placement Subscription Agreement
                    10.117*     Second  Restructuring  Agreement  dated as of July 11,  2001  between  Netgateway,  Inc.  and King
                                William, LLC
                    10.118*     Promissory Note from Netgateway, Inc. to King William, LLC
                    10.119*     Finder's  Agreement  dated as of June 14, 2001 between SBI E2-Capital  (USA) Inc. and  Netgateway,
                                Inc.
                    10.120*     Lease dated May 7, 1999 between Novell,  Inc. and Galaxy Mall,  Inc., along with a first amendment dated as of September 17, 1999 and a second amendment dated as of September 18, 2000
                    10.121*     Placement  Agent  Agreement  dated  as of June 1,  2001  between  Netgateway,  Inc.  and  Alpine
                                Securities, Inc.
                      18.1      Letter dated February 9, 2000 from KPMG LLP(7)
                      21.1      Subsidiaries of Netgateway
                      23.1      Consent of KPMG LLP
                      23.2      Consent of Richard A. Eisner & Company, LLP

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

(6) Incorporated by reference from the Registrant's Report on Form 8-K filed on March 21, 2000.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on February 15, 2000 for the quarter ended
         December 31, 1999.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000 for the period ended March 31, 2000.

(9) Incorporated by reference from Registrant's Registration Statement Report on Form S-4 (File No. 333-36360) filed on May 5, 2000.

(10) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-79751) filed on May 24, 2000.

(11) Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-45356).

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on September 22, 2000 for the fiscal year ended
         June 30, 2000.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on November 21, 2000 for the quarter ended September 30, 2000.

(14) Incorporated by reference from the Registrant's Report on Form 8-K filed on January 16, 2001.

(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on February 13, 2001 for the quarter ended December 31, 2000.

(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2001 for the quarter ended March 31, 2001.

*        Filed herewith

         Please note that certain confidential technical and commercial information has been redacted from some of the exhibits attached to this Form 10-K in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission and may be obtained in accordance with the Freedom of Information Act. Exhibits to this Form 10-K which have had confidential information redacted are indicated as follows on the exhibit list above: "[R]." Within the exhibits to this Form 10-K, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit: "[REDACTED]"

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Netgateway, Inc.



October 15, 2001                              By: /s/ Donald L. Danks
                                                  Donald L. Danks
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ Donald L. Danks
October 15, 2001                       Donald L. Danks
                                       Chief Executive Officer and Director

October 15, 2001                  /s/ Frank Heyman
                                       Frank Heyman
                                       Chief Financial Officer


October 15, 2001                  /s/ John J. "Jay" Poelman
                                       John J. "Jay" Poelman
                                       President, Chief Operating Officer &
                                       Director


October 15, 2001                  /s/ Shelly Singhal
                                       Shelly Singhal
                                       Director