Form 10-K/A
period 2001-06-30
NETGATEWAY INC
filed 2001-10-29
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark one)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

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

        Securities to be registered pursuant to Section 12(g) of the Act:

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

     The sole purpose of this Form 10-K/A is to add the information  required by
Part III of Form 10-K to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on October 15, 2001, pursuant to General Instruction G(3) of Form 10-K.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant


     Set forth in the table below are the names, ages and positions of the current directors and executive officers of Netgateway. None of the directors or executive officers has any family relationship to any other director or executive officer of Netgateway.

Name                                  Age                           Position

Donald L. Danks.....................   44          Chairman of the Board of
                                                   Directors and Chief Executive
                                                   Officer
John J. "Jay" Poelman...............   57          President, Chief Operating
                                                   Officer  and Director
Shelly Singhal......................   34          Director
Frank C. Heyman.....................   64          Chief Financial Officer
Brandon Lewis.......................   30          Executive Vice President-
                                                   Sales and Marketing
David Rosenvall.....................   34          Chief Technology Officer
David Wise..........................   41          Vice-President, Operations


     Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of Netgateway.

     Donald L. Danks

     Mr. Danks was appointed as our Chief Executive Officer on January 5, 2001. He was an original investor in founding Netgateway in 1998 and is currently one of our largest shareholders. During the five years previous to joining us as our CEO, Mr. Danks was involved in the creation, funding and business development of early-stage technology companies. In addition to attracting inceptive capital for client companies, Mr. Danks assisted in the development of their business plans, helped in the recruitment of senior management, supported the development of the public market for their securities by introducing them to institutional investors and market makers and oversaw ongoing corporate finance needs. Previously, Mr. Danks was the co-founder and President of Prosoft Training.com, (Nasdaq: POSO), a company involved in Internet technology training, education and certification. Mr. Danks holds a B.S. from UCLA.

     John J. "Jay" Poelman

     Mr. Poelman was appointed as our president and chief operating officer on January 5, 2001. Prior to Galaxy's merger with us, Mr. Poelman served as CEO and President of Galaxy for over three years, from 1997-2000. From 1993 until 1997, Mr. Poelman was the CEO of Profit Education Systems, Inc. (PES). In 1997, Galaxy Mall, Inc. acquired the assets of PES, and Mr. Poelman became the CEO of Galaxy.

     Shelly Singhal

     Mr. Singhal is currently Managing Director and Executive Vice President of SBI-E2-Capital (USA), Inc., an investment bank. He was Managing Director of Technology Investment Banking for BlueStone Capital Securities, Inc. from October 2000 to May 2001, and from 1995 to 2000, Mr. Singhal was Managing Director of Corporate Finance at Roth Capital Partners and head of its E-Commerce Group. Mr. Singhal received his B.S. from Seaver College at Pepperdine University, and he currently also serves on the board of directors of Entertainment Boulevard Inc. and Chell Group Corp.

     Frank C. Heyman

     Mr. Heyman has served as our Chief Financial Officer since September 2000. Prior to that, he served from 1997-2000 as vice president, secretary, treasurer and chief financial officer of our subsidiary, Galaxy Enterprises. From June 1992 to May 1996 he also served as financial vice president and chief financial officer and a director of NYB Corporation, a manufacturer of women's sport clothing, and from June 1996 to April 1997 he was employed as controller of Provider Solutions, Inc., a business consulting firm. Prior to that, from 1986 to 1992, Mr. Heyman served as vice president and chief financial officer of GC Industries, Inc., a manufacturer of calibration systems for toxic gas monitors. Mr. Heyman is a graduate of the University of Utah with a B.S. degree in accounting.

     Brandon Lewis

     Mr. Lewis has served as our Executive Vice-President for sales and marketing since January, 2001. He was Vice-President of sales and marketing and COO of Galaxymall.com from 1997 until he joined our company. Prior to Galaxy, Mr. Lewis was Vice-President of sales and marketing for Profit Education Systems, Inc. a worldwide marketing and sales organization. Mr. Lewis earned his B.A. degree from Brigham Young University.

     David Rosenvall

     Mr. Rosenvall was appointed as our Chief Technology Officer in February 2001. Prior thereto, he served as our Chief Architect from September 1999. He initially joined us in November 1998 as part of Netgateway's acquisition of StoresOnline.com. From September 1997-December 1998, Mr. Rosenvall was president of Spartan Multimedia in Calgary, Alberta, Canada, and from January 1995 to August 1997, he was Vice-President for Research and Development at Xentel, another Calgary company. Mr. Rosenvall holds a B.S. in Mechanical Engineering from the University of Calgary and an M.B.A. from Brigham Young University.

     David Wise

     Mr. Wise was Chief Operating Officer of Galaxy Mall prior to becoming our Vice President-Operations in July 2000. Prior to joining Galaxy Mall, Mr. Wise was, from 1998-1999, president of Wise Business Solutions. From 1992 to 1999, he was chief financial officer and chief operating officer of Capsoft Development Corp.

Election of Officers

     Officers are elected annually by the board of directors and hold office at the discretion of the board of directors. There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, we believe that all forms required by Section 16(a), including amendments thereto, were timely filed, with the following exceptions: Donald L. Danks filed a late Form 3, a late Form 4 reporting one transaction in January 2001, and a late Form 4 reporting two transactions in May 2001; John J. "Jay" Poelman filed a late Form 3 and did not file a Form 4 with respect to three transactions in January 2001, which transactions were subsequently reported in Mr. Poelman's Form 5; Frank C. Heyman filed a late Form 3 and did not file two Form 4's for one transaction in January 2001 and one transaction in April 2001, which transactions were subsequently reported in Mr. Heyman's Form 5; David L. Rosenvall filed a late Form 3; Brandon R. Lewis filed a late Form 3; David T. Wise filed a late Form 3; and, Scott Beebe did not file a Form 4 with respect to two transactions in February 2001, which transactions were subsequently reported in Mr. Beebe's Form 5.


Item 11.          Executive Compensation

Executive Compensation

     The following table contains information concerning each of the three persons who served as our chief executive officer during the fiscal year 2001, our four most highly-compensated executive officers during fiscal year 2001 who were serving as executive officers at the end of fiscal year 2001, and two other executive officers who ceased serving as executive officers during fiscal year 2001 (as a group, the "named executive officers").


     Summary Compensation Table

                                          Annual Compensation        Long-Term Compensation Awards
                                                                        Restricted
                                                                          Stock             Stock
Name and                                     Salary      Bonus            Awards           Options         All Other
Principal Position                   Year     ($)         ($)               ($)              (#)          Compensation
------------------                   ----     ---         ---        -      ---              ---          ------------


Donald L. Danks (1) ..................2001          0            0                  0                 0                0
Chief Executive Officer               2000         --           --                 --                --               --
                                      1999         --           --                 --                --               --

John J. "Jay" Poelman (2)...........  2001    134,200       86,339                 --          275,0000               --
President   and   Chief    Operating  2000    126,152       43,212                 --                --               --
Officer                               1999     76,487       37,500                 --                --               --

David Rosenvall  ...................  2001    117,343           --                 --           150,000               --
Chief Technology Officer              2000    118,841           --                 --            77,500               --
                                      1999     40,067           --                 --            35,000               --

Brandon Lewis ......................  2001    106,542       69,154                 --           275,000               --
Executive Vice  President-Sales  and
   Marketing                          2000    100,169       34,650                 --           111,720               --
                                      1999     61,269       30,000                 --                --               --

David Wise..........................  2001    103,841       61,792                 --           125,000               --
Vice President - Operations           2000     49,154           --                 --            95,760               --
                                      1999         --           --                 --                --               --

Keith D. Freadhoff (3)................2001     69,726           --                 --                --           51,790
Former Chief Executive Officer        2000    201,339       57,500                 --                --               --
                                      1999    100,625       57,500          3,200,000           676,000               --

Roy W. Camblin, III (4) ............  2001     57,318           --                 --           400,000               --
Former Chief Executive Officer        2000    164,315       28,750          3,375,000           200,000               --
                                      1999         --           --                 --                --               --

Donald Corliss (5) .................  2001     66,711           --                 --                --           43,145
Former     President    and    Chief
   Operating Officer                  2000    192,697       55,000                 --                --               --
                                      1999     96,250       50,000          3,200,000           664,000               --

Simon Spencer (6) ..................  2001     69,211           --                 --                --           30,000
Former Chief Information Officer      2000    135,736       52,500                 --            50,000               --
                                      1999         --           --                 --                --               --



(1)      Mr. Danks was appointed as chief executive officer on January 5, 2001.

(2) Mr. Poelman was appointed as President and Chief Operating Officer on January 5, 2001.

(3) Mr. Freadhoff served as chief executive officer prior to Mr. Camblin's appointment as chief executive officer in October 1999 and from November 2000 to January 5, 2001. During the year ended June 30, 1999, Mr. Freadhoff earned options exercisable for an aggregate of 676,000 shares of common stock. Subsequent to June 30, 1999, all performance and other options granted to Mr. Freadhoff were terminated. In lieu of these options, Mr. Freadhoff received a restricted stock award of 400,000 shares of common stock. Pursuant to a severance settlement agreement with Mr. Freadhoff, he received $51,790 in fiscal 2001 in the form of consultant fees, health insurance premiums and a one-half interest in certain licenses and equipment owned by us.

(4) Mr. Camblin commenced his employment with us in August 1999 and served as chief executive officer from October 1999 to November 2000. Mr. Camblin was granted options during the fiscal year ending June 30, 2001 to purchase a total of 400,000 shares of our common stock. All of these options were cancelled upon Mr. Camblin's termination in November 2000. At June 30, 2001, Mr. Camblin held options exercisable for an aggregate of 200,000 shares of common stock at $8.18 per share, all of which were vested. In November 1999, Mr. Camblin received a restricted stock award of 500,000 shares of our common stock.

(5) Mr. Corliss served as President and Chief Operating Officer from March 1998 until January 5, 2001. During the year ended June 30, 1999, Mr. Corliss earned performance-based stock options exercisable for an aggregate of 264,000 shares of common stock and other options exercisable for an aggregate of 400,000 shares of common stock. Subsequent to June 30, 1999, all performance and other options previously granted to Mr. Corliss, including the options referenced in the preceding sentence, were terminated. In lieu of these options, Mr. Corliss received a restricted stock award of 400,000 shares of our common stock. Pursuant to a severance settlement agreement with Mr. Corliss, he received $43,145 in fiscal 2001 in the form of consultant fees, health insurance premiums and a one-half interest in certain licenses and equipment owned by us.

(6) Mr. Spencer served as Chief Information Officer until December 31, 2000. Pursuant to a severance settlement agreement with Mr. Spencer, he received $30,000 in fiscal 2001 in the form of consultant fees. In addition, the exercise period for options to purchase 48,250 shares of common stock was extended until December 31, 2002.

Employment Agreements

     Current Officers

     The following table summarizes the key provisions of the employment agreements between us and our current executive officers.



                                                   Contract          Contract        Per Annum
                    Name/Position                Commencement       Termination        Salary               Bonus
                    -------------                                                      ------
                                                     Date              Date             (1)              Arrangements
                                                     ----              ----                              ------------


        John J. "Jay" Poelman.........           June 26 2000      June 26, 2002      $143,000   As  determined  by  board of
           President,  Chief Operating Officer                                                   directors
              and Director
        Brandon Lewis.................          June 26, 2000      June 26, 2002      $114,125   As  determined  by  board of
           Executive Vice  President-Sales and                                                   directors
              Marketing
        David Rosenvall ..............         November 1, 1998  November 1, 2001     $145,000   As  determined  by  board of
           Chief Technology Officer                                                              directors
        David Wise....................          June 26, 2000      June 26, 2002      $110,650   As  determined  by  board of
           Vice President - Operations                                                           directors.

--------------------

     (1) Each of Messrs. Poelman, Lewis, Rosenvall and Wise agreed to a pay cut for an indefinite period effective March 3, 2001, which cuts remain in effect at the present time. Mr. Poelman's salary was adjusted to $114,400; Mr. Lewis' salary was adjusted to $91,300; Mr. Rosenvall's salary was adjusted to $116,000; and Mr. Wise's salary was adjusted to $88,250.

     Messrs. Poelman, Lewis and Wise each entered into a two-year employment agreement with Galaxy Enterprises, effective June 26, 2000. Each agreement provides for payment of a base salary, a cash bonus payable in September 2000 (deferred and subsequently paid in April 2001 with shares of our common stock), and such other bonuses as we might give from time to time. Each agreement also provides, in the event of dismissal without cause or resignation by the employee for good reason (as defined in the agreement), for the payment of a lump sum equal to the employee's base salary for a period of six months or for the remainder of the term of the contract, whichever period is shorter. In addition, the employees are entitled to retain, upon termination or resignation, such stock options as they may hold at such time. Mr. Rosenvall's employment agreement was entered into in November 1998 with StoresOnline.com Ltd. and was subsequently assumed by us. Its terms are substantially similar to the Galaxy agreements, except that Mr. Rosenvall's severance payment consists of nine months' salary, subject to set-off from any other employment during such nine-month period.

     Former Officers

     Of the named executive officers, Messrs. Freadhoff, Camblin, Corliss and Spencer were no longer employed by us as of the end of fiscal 2001. Each of these persons had employment agreements with us. Keith D. Freadhoff's employment agreement was entered into effective January 1, 1999 and had a termination date of December 31, 2001. The agreement provided for an annual salary of $201,500 and a bonus determined at the discretion of the directors. Mr. Freadhoff resigned as our Chief Executive Officer on January 5, 2001. Pursuant to a severance settlement agreement with Mr. Freadhoff, he received $51,790 in fiscal 2001 in the form of consultant fees, health insurance premiums and a one-half interest in certain licenses and equipment owned by us.

     Roy W. Camblin's employment agreement was entered into effective August 13, 1999 and had a termination date, as amended, of July 25, 2002. The agreement provided for an annual salary of $250,000 and a bonus determined at the discretion of the directors. Mr. Camblin resigned as our Chief Executive Officer in November 2000.

     Donald M. Corliss' employment agreement was entered into effective January 1, 1999 and had a termination date of December 31, 2001. The agreement provided for an annual salary of $192,500 and a bonus determined at the discretion of the directors. Pursuant to a severance settlement agreement with Mr. Corliss, he received $43,145 in fiscal 2001 in the form of consultant fees, health insurance premiums and a one-half interest in certain licenses and equipment owned by us.

     Simon Spencer's employment agreement was entered into effective March 1, 2000 and had a termination date of February 28, 2002. The agreement provided for an annual salary of $200,000 and a bonus determined at the discretion of the directors. Pursuant to a severance settlement agreement with Mr. Spencer, he received $30,000 in fiscal 2001 in the form of consultant fees. In addition, the exercise period for options to purchase 48,250 shares of common stock was extended until December 31, 2002.

Stock Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning options to purchase our common stock that were granted in fiscal year 2001 to the named executive officers pursuant to our 1998 Stock Option Plan for Senior Executives. The options have vesting periods ranging from 0-2 years. We did not grant SARs in fiscal year 2001. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions, and the option holders' continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to these executive officers. The potential realizable values shown in the table are calculated by assuming that the estimated fair market value of our common stock on the date of grant increases by 5% and 10%, respectively, during each year of the option term. The fair market value of our common stock was determined on the basis of the closing sales price of our common stock on June 30, 2001. Each of the options has a ten-year term. However, the options will terminate earlier if the optionee ceases service with us unless the option is an employee terminated without cause and certain instances in cases of changes in control of Netgateway.



                                                                                   Potential Realizable Value At
                                                                                   Assumed Annual Rates Of Stock
                                                                                               Price
                                                                                    Appreciation For Option Term
                             Individual Grants                                                 ($)(1)
                                          Percent of
                                            Total
                                           Options
                          Number of       Granted to
                         Securities       Employees
                         Underlying       In Fiscal     Exercise     Expiration
Name                   Options Granted       Year       Price ($)       Date            5%             10%
----                   ---------------       ----       ---------       ----            --             ---
Donald Danks.........       --0--
Jay Poelman..........       68,750           2.06          0.25       01/04/11        29,642          49,092
                            68,750           2.06          0.50       01/04/11        28,719          47,884
                            68,750           2.06          0.75       01/04/11        28,045          46,983
                            68,750           2.06          1.00       01/04/11        27,502          46,246
Brandon Lewis........       68,750           2.06          0.25       01/04/11        29,642          49,092
                            68,750           2.06          0.50       01/04/11        28,719          47,884
                            68,750           2.06          0.75       01/04/11        28,045          46,983
                            68,750           2.06          1.00       01/04/11        27,502          46,246
David Rosenval.......       37,500           1.13          0.25       01/04/11        16,168          26,777
                            37,500           1.13          0.50       01/04/11        15,665          26,119
                            37,500           1.13          0.75       01/04/11        15,297          25,627
                            37,500           1.13          1.00       01/04/11        15,297          25,627
David Wise...........       31,250           0.94          0.25       01/04/11        13,474          22,315
                            31,250           0.94          0.50       01/04/11        13,054          21,766
                            31,250           0.94          0.75       01/04/11        12,748          21,356
                            31,250           0.94          1.00       01/04/11        12,501          21,021
Keith D. Freadhoff......      --              --
Roy W. Camblin III......      --              --
Donald  M. Corliss,Jr...      --              --
Simon Spencer...........      --              --


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



                                                           Number of Securities Underlying            Value of Unexercised
                                                                 Unexercised Options                  In-The-Money Options
                                                               at Fiscal Year End (#)               at Fiscal Year End ($)(1)
                                                               ----------------------               -------------------------
                  Name                                     Exercisable       Unexercisable       Exercisable       Unexercisable


                  Donald Danks.........................         -                  -                  -                  -
                  Jay Poelman..........................      110,983            291,697            13,406             40,219
                  Brandon Lewis........................      114,175            368,305            13,406             23,031
                  David Rosenval.......................      107,269            155,231             7,313             12,563
                  David Wise...........................       34,777            185,983             6,094             10,469
                  Keith D. Freadhoff...................         -                  -                  -                  -
                  Roy W. Camblin III...................         -                  -                  -                  -
                  Donald M. Corliss, Jr................         -                  -                  -                  -
                  Simon Spencer........................         -                  -                  -                  -
----------

(1) Based on the closing sale price of our common stock on the OTC bulletin board at fiscal year end of $0.64 per share less the exercise price payable for the shares. The fair market value of our common stock at June 30, 2001 was determined on the basis of the closing sale price of our common stock on that date.

Stock Option Plans

         1998 Stock Option Plan for Senior Executives

     In December 1998, the board of directors adopted, and our stockholders approved, the 1998 Stock Option Plan for Senior Executives. This plan provides for the grant of options to purchase up to 5,000,000 shares of common stock to our senior executives. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

     This plan is administered by the board of directors. The board has appointed a plan administrator to address the day-to-day administration of this plan. The board determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

     We may grant options under this plan within ten years from the effective date of the plan. The effective date of this plan is December 31, 1998. Holders of incentive stock options granted under this plan cannot exercise these options more than ten years from the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order, in United States dollars, payable to our order, (2) through delivery to us of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price, (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price (A) withheld by us or (B) sold by a broker-dealer under the circumstances meeting the requirements of 12 C.F.R. ss. 220 or any successor thereof, (4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors. Therefore, if it is provided in an optionee's option agreement, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

     Any unexercised options that expire or terminate upon an optionee's ceasing to be employed by us become available again for reissuance under this plan.

     As of June 30, 2001, options exercisable for an aggregate of 440,625 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $5.36 per share.

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

     This program is administered by the board of directors. The board has appointed a plan administrator to address the day-to-day administration of this plan. The board determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

     We may grant options under this program within ten years from the effective date of the plan. The effective date of this program is July 31, 1998. Holders of incentive stock options granted under this program cannot exercise these options more than ten years from the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order, in United States dollars, payable to our order, (2) through delivery to us of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price, (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price (A) withheld by us or (B) sold by a broker-dealer under the circumstances meeting the requirements of 12 C.F.R. ss. 220 or any successor thereof, (4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors. Therefore, if it is provided in an optionee's option agreement, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

     Any unexercised options that expire or that terminate upon an optionee's ceasing to be employed by us become available again for reissuance under this program.

     This program permits us to grant, in addition to incentive stock options and non-qualified stock options:

     o    rights to purchase shares of our common stock to employees;

     o    restricted shares of our common stock;

     o    stock appreciation rights; and

     o    performance shares of common stock.

However, we have not issued any other type of compensation under this program other than non-qualified stock options and have agreed not to do so in the future.

     As of June 30, 2001, options exercisable for an aggregate of 79,780 shares of common stock were outstanding pursuant to this program at a weighted average exercise price of $3.39 per share.

         1999 Stock Option Plan For Non-Executives

     In July 1999, the board of directors adopted the 1999 Stock Option Plan for Non-Executives. This plan was approved by our stockholders in May 2000. This plan is administered by the compensation committee of the board of directors. The compensation committee has appointed a plan administrator to address the day-to-day administration of this plan. The compensation committee determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

     The exercise price per share of common stock subject to an option is determined on the date of grant, and is generally fixed at 100% of the fair market value per share at the time of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of our outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Payment of the exercise price may be made by (1) delivery of cash or a check, bank draft or money order in United States dollars, payable to our order, (2) through delivery to us of shares of common stock already owned by the optionee with an aggregate fair market value on the date of exercise equal to the total exercise price (3) by having shares with an aggregate fair market value on the date of exercise equal to the total exercise price (A) withheld by us or (B) sold by a broker-dealer under circumstances meeting the requirements of 12 C.F.R. ss. 220 or any successor thereof, (4) by any combination of the above methods of payment or (5) by any other means determined by the board of directors.

     Options  granted  to  employees  under  the  1999  Stock  Option  Plan  for
Non-Executives generally become exercisable in increments, based on the optionee's continued employment with us, over a period of up to three years. The form of option agreement generally provides that options granted under the 1999 Stock Option Plan for Non-Executives is not transferable by the optionee, other than by will or the laws of descent and distribution, and are exercisable during the optionee's lifetime only by the optionee. In the event of termination of employment for reasons other than the death or disability of the optionee, the option shall terminate immediately; provided, however, that the board of directors may, in its sole discretion, allow the option to be exercised, to the extent exercisable on the date of termination of employment or service, at anytime within 60 days from the date of termination of employment or service. In the event of termination of employment by reason of the death or disability of the optionee, the option may be exercised, to the extent exercisable on the date of death or disability, within one year from such date. Generally, in the event of our merger with or into another corporation or a sale of all or substantially all of our assets, all outstanding options under the 1999 Stock Option Plan for Non-Executives shall accelerate and become fully exercisable upon consummation of such merger or sale of assets.

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

     As of June 30, 2001, options exercisable for an aggregate of 444,916 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $5.21.

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

     Each Galaxy Enterprises stock option and warrant we assumed is subject to the same terms and conditions that were applicable to the stock option or warrant immediately prior to the merger, except that:

          o each Galaxy Enterprises stock option will be exercisable for shares of our common stock and the number of shares of our common stock issuable upon exercise of any given option or warrant will be determined by multiplying 0.63843 by the number of shares of Galaxy Enterprises common stock underlying such option or warrant; and

          o the per share exercise price of any such option or warrant will be determined by dividing the exercise price of the option immediately prior to the effective time of the merger by 0.63843.

     As at June 30, 2001, outstanding options assumed in the Galaxy merger were exercisable for 308,627 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2001, Messrs. Beebe and Dillon served as members of our compensation committee until November 2000. From November 2000 to January 2001, Messrs. Beebe and Singhal comprised this committee. In January 2001, the membership of the compensation committee was extended to the full board of directors, comprised of Messrs. Danks, Poelman and Singhal. No interlocking relationships exist between our compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. There are no interlocking relationships between us and other entities that might affect the determination of the compensation of our directors and executive officers.

Limitation of Liability and Indemnification Matters

     Our certificate of incorporation and/or bylaws include provisions to (1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General Corporation Law or for any transaction from which the director derived an improper personal benefit. We believe that these provisions are necessary to attract and retain qualified directors and officers.

     We have directors and officers liability insurance in an amount of not less than $2.0 million. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Compensation

     None of our current directors are awarded stock options or are compensated for their services as directors, but Mr. Poelman is compensated as an officer of our company and has been granted stock options in this capacity. All directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth, as of September 30, 2001:

          o each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding common stock;

          o each of our directors and named executive officers, which includes certain of our former officers;

          o    all of our current  directors and executive  officers as a group;
               and

          o the number of shares of common stock beneficially owned by each person and group and the percentage of the outstanding shares owned by each person and group.

     With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934. Except as otherwise noted below, the address of each of the persons in the table is c/o Netgateway, Inc., 754 East Technology Ave., Orem, Utah 84097.



                                                            Number of Warrants
                                                             and Option Grants
                                                             Under Netgateway          Total       Percent of Class
                                               Shares         Stock Options         Beneficial       Beneficially
Name of Beneficial Owner                       Owned             Plans(1)          Ownership(2)         Owned


King William LLC...................              3,600,000               500,000         4,100,000       9.6
c/o Southridge Capital
90 Grove Street, Suite 206
Ridgefield, CT  06877
Donald L. Danks....................              2,257,510                     0         2,257,510       5.4
Shelly Singhal...........................                0               125,000           125,000        *
John J. "Jay" Poelman....................        1,524,295               179,733         1,704,028       4.0
Brandon Lewis............................          409,694               160,581           570,275       1.3
David Rosenvall..........................           94,716               151,956           246,672        *
David Wise...............................          262,718                66,027           328,745        *
Keith D. Freadhoff (3) ..................          688,949                     0           688,949       1.6
P.O. Box 470932
Celebration, FL 34747
Roy W. Camblin III (3)  .................          500,000               200,000           700,000       1.6
c/o 1900 S. Norfolk St., Suite 310,
San Mateo, California 94403
Donald Corliss (3)  .....................          400,000                     0           400,000        *
23052-H Alicia Parkway, #151
Mission Viejo, CA  92692
Simon Spencer (3) .......................            7,000                     0             7,000        *
All current directors as a group(4)              3,781,805               304,733         4,086,538       9.7
All  current   directors   and  executive
   officers as a group (5)...............        4,891,540               797,003         5,688,543       13.3

----------


*        Less than 1 percent.

(1) Reflects warrants or options that will be exercisable or vested, as the case may be, as of October 15, 2001 or within 60 days thereafter.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following June 30, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.

(3)  Messrs. Freadhoff, Camblin, Corliss and Spencer are all former officers.

(4) Our current directors consist of Donald L. Danks, John J. "Jay" Poelman and Shelly Singhal.

(5) Netgateway's current directors and executive officers consist of: Donald Danks, Shelly Singhall, John J. Poelman, Frank C. Heyman, Brandon Lewis, David Rosenvall and David Wise.


Item 13.          Certain Relationships and Related Transactions


     In November 2000 Shelly Singhal, one of our directors, extended a loan to us of $250,000 due January 31, 2001 without interest. Following January 31, 2001, interest has accrued on the principal outstanding balance at the rate of 18% per annum. We have made the following payments on the principal outstanding balance of this loan: $83,000 on January 1, 2001, $27,000 on February 2, 2001 and $125,000 on August 16, 2001. A principal amount of $15,000 remains outstanding. In connection with this loan Mr. Singhal received 5-year warrants to purchase 125,000 shares of our common stock at a price of $0.40 per share. Between January and February 2001 Donald L. Danks lent Netgateway a total of $240,000. These amounts were repaid without interest through the issuance of a total of 800,000 shares of common stock valued at $.30 per share in September of 2001. In October and November 2000, John J. Poelman lent us a total of $118,000. These amounts were repaid without interest through the issuance in April 2001 of a total of 393,333 shares of our common stock valued at $0.30 per share, the market price at the time of conversion.

     On November 2000, we entered into an arrangement with BlueStone Capital, LLP, an investment bank, whereby BlueStone agreed to provide financial advisory services to us in consideration for a monthly payment of $7,500 and the issuance by us to BlueStone of warrants to purchase 500,000 shares of our common stock at market price for a period of five years. On January 15, 2001, we agreed with BlueStone to terminate the arrangement between us. At the time we entered into the arrangement with BlueStone, Shelly Singhal, one of our directors, was managing director of BlueStone.

     On April 5, 2001, we entered into agreements with four of our executive officers to issue them a total of 1,513,167 shares of our common stock at a price of $0.30 per share, which price was equal to the market value of the stock at the time, in exchange for the release by them of claims for unpaid salaries and bonuses accrued during the period January 1999 to February 2001 totaling $453,950 in the aggregate.

     In June 2001 Netgateway entered into a finder's agreement with SBI E-2 Capital (USA) Inc. of Newport Beach, California. Shelly Singhal, one of our directors, is a managing director of SBI. Pursuant to the agreement, the term of which runs from June 14, 2001 to June 15, 2002, we agreed to pay SBI the following in consideration for assisting us in finding potential investors for our recent private placement: 2% of the gross proceeds of all capital raised by us during the term of the agreement; 7% of any proceeds raised via introduction from SBI; warrants to purchase 250,000 shares of our common stock at the private placement offering price; and reimbursement of SBI's out-of-pocket expenses, as well as their counsel's fees and expenses.

     We utilize the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, which provides merchant accounts and leasing services to small businesses. ECI processes the financing of our merchants' storefront leases and also wholesales software to us for on-line, realtime processing of credit card transactions. John J. Poelman, our President, Chief Operating Officer, director and one of our stockholders, is the sole stockholder of ECI. ECI's ability to provide these services to us is dependent on a personal guarantee Mr. Poelman has given to the performance by certain of our customers of their obligations under their merchant accounts. During the fiscal year ended June 30, 2001, our purchases of software from ECI totaled $975,257, and we processed leasing transactions for our customers through ECI in the amount of $3,386,231. As of June 30, 2001, we had a receivable from ECI for leases in process of $90,109. In addition, we had $516,858 and $103,741 recorded in accounts payable relating to the amount owed to ECI for the purchase of the merchant account software. On August 1, 2001, we entered into an agreement with ECI to settle ECI's trade claims against us by issuing to ECI a total of 831,915 shares of our common stock at a price of $0.30 per share and by assigning to them certain of our rights to trade installment account reserves.

     On September 4, 2001, we entered into an agreement on standard industry terms with Electronic Marketing Services LLC, or EMS, for EMS to provide customer sales and support service to our Galaxy Mall customers. The owner of EMS is Ryan Poelman, a son of Jay Poelman, our President and Chief Operating Officer. During the fiscal year ended June 30, 2001 and the three-month period ended September 30, 2001, we made payments to EMS of $78,435 and $103,577, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Netgateway, Inc.



October 29, 2001           By: /s/ Donald L. Danks
                                    Donald L. Danks
                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           /s/ Donald L. Danks
October 29, 2001               Donald L. Danks
                               Chief Executive Officer and Director

October 29, 2001           /s/ Frank Heyman
                               Frank Heyman
                               Chief Financial Officer


October 29, 2001          /s/ John J. "Jay" Poelman
                              John J. "Jay" Poelman
                              President, Chief Operating Officer & Director


October 29, 2001          /s/ Shelly Singhal
                              Shelly Singhal
                              Director