Form 10-Q
period 2001-09-30
NETGATEWAY INC
filed 2001-11-20
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (801) 227-000
                                 -------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

         The number of shares outstanding of the registrant's common stock as of September 30, 2001: 42,009,266.

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2001
          (unaudited) and at June 30, 2001.....................................3

Unaudited Condensed Consolidated Statements of Operations
          for the three months ended September 30, 2001 .......................4

Unaudited Consolidated Statement of Capital Deficit for the three months ended September 30, 2001.............................................5

Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2001 ............................................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7

                                                   NETGATEWAY, INC. AND SUBSIDIARIES
                                                       Consolidated Balance Sheets

                                                                                  September 30, 2001           June 30,
                                                                                      (Unaudited)                 2001
                                                                                 ----------------------   ----------------------
Assets
Current assets

Cash                                                                                         $ 109,728                $ 149,165
Trade receivables, net of allowance for doubtful accounts of $2,152,754
   at September 30, 2001 and $1,180,875 at June 30, 2001.                                    2,515,301                1,189,853
Inventories                                                                                     29,408                   44,726
Prepaid expenses                                                                               226,236                  115,935
Common stock subscriptions receivable                                                          300,000                  107,000
Credit card reserves, net of allowance for doubtful accounts of $122,815
   at September 30, 2001 and $173,000 at June 30, 2001.                                      1,018,784                1,187,502
Other current assets                                                                                 -                    3,219
                                                                                 ----------------------   ----------------------
  Total current assets                                                                       4,199,457                2,797,401

Property and equipment, net                                                                    651,771                  774,862
Intangible assets, net                                                                         566,869                  588,544
Trade receivables, net of allowance for doubtful accounts of $1,129,276
  at September 30, 2001 and $1,011,774 at June 30, 2001.                                     1,215,840                  900,198
Other assets, net of allowance for doubtful accounts of $1,618,110
   at September 30, 2001 and $1,390,640 at June 30, 2001.                                      354,042                  993,992
                                                                                 ----------------------   ----------------------
  Total Assets                                                                             $ 6,987,979              $ 6,054,997
                                                                                 ======================   ======================

Liabilities and Capital  Deficit

Current liabilities

Accounts payable                                                                           $ 1,414,068              $ 2,663,066
Bank overdraft                                                                                 672,384                  666,683
Accrued wages and benefits                                                                     856,446                  581,400
Past due payroll taxes                                                                         449,003                  497,617
Accrued liabilities                                                                            330,178                  567,916
Current portion of capital lease obligations                                                    19,122                   37,802
Notes payable current                                                                                -                   97,779
Notes payable - officers and stockholders                                                            -                  490,000
Loan payable                                                                                         -                  100,000
Other current liabilities                                                                      447,780                  423,578
Current portion of deferred revenue                                                          2,239,947                5,618,849
Convertible debenture                                                                                -                2,405,062
                                                                                 ----------------------   ----------------------
  Total current liabilities                                                                  6,428,928               14,149,753

Deferred revenue, net of current portion                                                        40,638                  414,743
Convertible long term notes                                                                     65,366                  442,172
Note Payable                                                                                   400,000                        -
                                                                                 ----------------------   ----------------------
  Total liabilities                                                                          6,934,932               15,006,667
                                                                                 ----------------------   ----------------------
Commitments and contingencies

Minority interest                                                                              355,159                  355,159
                                                                                 ----------------------   ----------------------
Capital deficit
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 250,000,000 shares; issued and outstanding
    42,009,266 and 24,460,191, at September 30, 2001 and June 30, 2001,
    respectively                                                                                42,010                   24,460
  Additional paid-in capital                                                                68,408,361               62,047,292
  Subscribed common stock                                                                      682,200                  398,200
  Deferred compensation                                                                        (45,859)                 (52,649)
  Accumulated other comprehensive loss                                                          (4,902)                  (4,902)
  Accumulated deficit                                                                      (69,383,922)             (71,719,230)
                                                                                 ----------------------   ----------------------
    Total capital deficit                                                                     (302,112)              (9,306,829)
                                                                                 ----------------------   ----------------------

Total Liabilities and Capital Deficit                                                      $ 6,987,979              $ 6,054,997
                                                                                 ======================   ======================

                                              See Notes to Consolidated Financial Statements


                                NETGATEWAY, INC.
                  Consolidated Statements of Operation for the
          Three Months Ended September 30, 2001 and September 30, 2000




                                                                   Three Months Ended
                                                   ---------------------------------------------------
                                                         September 30,                 September 30,
                                                             2001                         2000
                                                   ------------------------        -------------------



Revenue                                                       $ 11,634,043                $ 7,425,857
Cost of revenue                                                  1,589,569                  2,189,907
                                                   ------------------------        -------------------
  Gross profit                                                  10,044,474                  5,235,949
                                                   ------------------------        -------------------

Operating expenses
Product development                                                 53,400                  1,214,324
Selling and marketing                                            3,611,796                  6,848,155
General and administrative                                       2,400,987                  2,288,710
Depreciation and amortization                                      151,628                    410,168
                                                   ------------------------        -------------------
  Total operating expenses                                       6,217,811                 10,761,357
                                                   ------------------------        -------------------
Operating income (loss) before items shown below                 3,826,663                 (5,525,407)
                                                   ------------------------        -------------------

Other income (expense):
Other income (expense)                                             101,773                     (7,736)
Interest expense                                                (1,593,128)                  (945,430)
                                                   ------------------------        -------------------
  Total other expenses                                          (1,491,355)                  (953,166)
                                                   ------------------------        -------------------
Income (loss) from continuing operations                         2,335,308                 (6,478,573)
                                                   ------------------------        -------------------

Discontinued operations:
Loss from discontinued operations                                        -                   (201,462)
                                                   ------------------------        -------------------
Net Income (loss)                                                2,335,308                 (6,680,035)
                                                   ========================        ===================


Basic earnings (loss)  per share:
Income (loss) from continuing operations                            $ 0.07                    $ (0.30)
Loss from discontinued operations                                        -                      (0.01)
                                                   ------------------------        -------------------
Net income (loss)                                                   $ 0.07                    $ (0.31)
                                                   ========================        ===================

Diluted earnings (loss)  per share:
Income (loss) from continuing operations                            $ 0.07                    $ (0.30)
Loss from discontinued operations                                        -                      (0.01)
                                                   ------------------------        -------------------
Net income (loss)                                                   $ 0.07                    $ (0.31)
                                                   ========================        ===================


Weighted average common shares outstanding
    Basic                                                       34,507,113                 21,691,464
    Diluted                                                     35,397,236                 21,691,464

                  See Notes to Consolidated Financial Statements


                            NETGATEWAY, INC.
               Consolidated Statement of Capital Deficit




                                                                    Common Stock               Additional          Common
                                                         -------------------------------         Paid-in            Stock
                                                             Shares             Amount           Capital          Subscribed
----------------------------------------------------------------------     -------------    ----------------    ----------------


Balance June 30, 2001                                      24,460,191          $ 24,460        $ 62,047,292           $ 398,200

Stock options exercised                                         6,910                 7               1,720
Amortization of deferred compensation                               -
Forfeiture of stock options                                         -                                  (180)
Conversion of convertible debenture                         2,800,000             2,800           2,113,085
Conversion of long term notes                               7,204,326             7,205           1,792,975
Private placement of common stock                           6,705,924             6,706           2,005,070
Common stock shares issued for outstanding liabilities        831,915               832             448,400
Private placement offering subscriptions received, net              0                                                   284,000
Net income

                                                         -------------     -------------    ----------------    ----------------
Balance June 30, 2001                                      42,009,266          $ 42,010        $ 68,408,361           $ 682,200
                                                         =============     =============    ================    ================

                                          (CONTINUED ON NEXT PAGE)

             See Notes to Consolidated Financial Statements


                       NETGATEWAY, INC.
               Consolidated Statement of Capital Deficit
                 (Continued From Previous Page)



                                                                                                  Accumulated
                                                                                                    Other                Total
                                                        Deferred         Accumulated            Comprehensive           Capital
                                                      Compensation         Deficit                  loss                Deficit
                                                      ------------    -----------------     -------------------    ----------------

Balance June 30, 2001                                   $ (52,649)       $ (71,719,230)               $ (4,902)       $ (9,306,829)

Stock options exercised                                                                                                      1,727
Amortization of deferred compensation                       6,610                                                            6,610
Forfeiture of stock options                                   180                                                                -
Conversion of convertible debenture                                                                                      2,115,885
Conversion of long term notes                                                                                            1,800,180
Private placement of common stock                                                                                        2,011,776
Common stock shares issued for outstanding liabilities                                                                     449,232
Private placement offering subscriptions received, net                                                                     284,000
Net income                                                                   2,335,308                                   2,335,308

                                                     -------------    -----------------     -------------------    ----------------
Balance June 30, 2001                                   $ (45,859)       $ (69,383,922)               $ (4,902)         $ (302,112)
                                                     =============    =================     ===================    ================


             See Notes to Consolidated Financial Statements

                                                           NETGATEWAY, INC
                                                Consolidated Statements of Cash Flows
                                                                                         -------------------------------------------
                                                                                                Three months ended September 30,
                                                                                         -------------------------------------------
                                                                                                    2001                 2000
                                                                                         -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                                                         $ 2,335,308        $ (6,478,573)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                                                      151,628             410,168
  Amortization of deferred compensation                                                                6,610             159,959
  Interest expense from beneficial conversion feature                                                                    884,000
  Common stock issued for services                                                                   199,657               7,000
  Amortization of debt issue costs                                                                   642,019               9,333
  Amortization of debt discount                                                                    1,482,422              21,583
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                                   (1,641,089)         (1,600,511)
     Inventories                                                                                      15,318              16,818
     Prepaid expenses and other current assets                                                      (107,082)           (358,063)
     Credit card reserves                                                                            168,718                   -
     Other assets                                                                                     (2,069)                  -
     Deferred revenue                                                                             (3,753,007)          2,969,551
     Accounts payable, accrued expenses and other liabilities                                       (834,754)           (292,050)
                                                                                         ----------------------------------------
  Net cash used in continuing operating activities                                                (1,336,320)         (4,250,785)

  Net cash used in discontinued operations                                                                 -            (219,214)
                                                                                         ----------------------------------------

  Net cash used in operating activities                                                           (1,336,320)         (4,469,999)
                                                                                         ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                                            (6,862)             91,442
                                                                                         ----------------------------------------
          Net cash provided by (used in) investing activities                                         (6,862)             91,442
                                                                                         ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                        1,421,776                   -
     Proceeds for common stock subscribed                                                             91,000                   -
     Proceeds from exercise of options and warrants                                                    1,727               2,250
     Bank overdraft borrowing                                                                          5,701             249,000
     Proceeds from issuance of convertible debenture                                                       -           2,500,000
     Repayment of convertible debenture                                                             (100,000)
     Repayment of note payable - bank                                                                (97,779)
     Repayment of capital lease obligations                                                          (18,680)                  -
     Repayment of notes                                                                                                  (52,502)
     Cash paid for debt issue costs                                                                        -            (270,026)
                                                                                         ----------------------------------------
          Net cash provided by financing activities                                                1,303,745           2,428,722
                                                                                         ----------------------------------------

NET DECREASE IN CASH                                                                                 (39,437)         (1,949,835)

CASH AT THE BEGINNING OF THE PERIOD                                                                  149,165           2,606,991
Effect of exchange rate changes on cash balances                                                           -                (608)

                                                                                         ----------------------------------------
CASH AT THE END OF THE PERIOD                                                                      $ 109,728           $ 656,548
                                                                                         ========================================

Supplemental disclosures of non-cash transactions:
   Interest Expense from beneficial conversion feature                                                                   884,000
   Conversion of convertible notes to common stock                                                 1,800,180                   -
   Conversion of debenture to common stock                                                         2,115,885
   Conversion of notes payable - officers and stockholders to common stock                           490,000
   Conversion of loan payable to common stock                                                        100,000
   Value of warrants in connection with the issuance of convertible long term notes                        -             371,000
   Common stock issued for outstanding liabilities                                                   449,234                   -
   Common stock issued for services                                                                        -               7,000

Supplemental disclosure of cash flow information:
Cash paid for Interest                                                                                 1,732              61,012

                                           See Notes to Consolidated Financial Statements



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

         In January 2001, the Company sold one of its subsidiaries that was previously reported as a separate segment, and accordingly has reported the operations as discontinued operations in the accompanying consolidated financial statements.

         The information at September 30, 2001 and for the three months ended September 30, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K filed with the SEC.

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

            Computer and office equipment ......................3 to 5 years
            Furniture and fixtures..............................4 years
            Computer software...................................3 years
            Leasehold improvements..............................term of lease

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

         (d)      Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology..........................  5 to 7 years
            Goodwill.........................................  10 years

         (e)      Product and Development Expenditures

         Product and development costs are expensed as incurred.

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No assets were determined to be impaired and were not disposed of for the three months ended September 30, 2001 and September 30, 2000.

         (g)      Financial Instruments

         The carrying values of cash, accounts receivable, accounts payable, accrued liabilities, capital leases, current portion of notes payable and debenture approximated fair value due to the short maturity of those instruments. All financial instruments are held for purposes other than trading.

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

         (j)      Revenue Recognition

         During the year ended June 30, 2001, the Company changed its products offered relating to the "Complete Store-Builder Packet" (the "New Packet"). Prior to October 2000 the revenue related to the sales of the original Store Builder Packet were recognized over the period customers had to activate their web site which would require the Company to perform additional services and host the web site. Subsequent to October 1, 2000 the Company is providing customers with the New Packet that does not require the Company to perform any additional services. Revenue from the sale of software products is recognized upon the delivery of the products. Revenue related to the sale of web site hosting and banner licenses is recognized over the period representing the life of the license and the length of the prepaid service. Revenue related to banner advertising services is recognized over the period such advertising is usable and revenue related to the delivery of mentoring services is recognized over the estimated service period. The revenue recorded relating to the sale of merchant account software is reflected net of the cost of the product paid since the Company does not take title to the product prior to the sale.

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

         (k)      Comprehensive Income


         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has components of other comprehensive income (loss), which are classified in the accompanying statement of Capital deficit

         (l)      Business Segments and Related Information

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

         (m)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to StoresOnline.com, Ltd.'s net assets are shown as a separate component of shareholders' equity and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the three months ended September 30, 2001 and September 30, 2000.

         (n)      Per Share Data

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

         Unexercised stock options to purchase 2,626,226 and 4,789,065 shares of the Company's common stock and unexercised warrants to purchase 882,346 and 2,319,003 shares of the Company's common stock at September 30, 2001, and 2000, respectively, were not included in the per share computations because their effect would have been antidilutive.

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

         (r)      Advertising Costs

         The Company expenses costs of advertising and promotions as incurred. Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2001 and 2000 were approximately $1.3 million and $1.7 million, respectively.

         (s)      Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (t)      Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, the Company will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. The Company has not yet determined what effect, if any, the impairment test of goodwill will have on the Company's results of operations and financial position. In addition, subsequent to June 2001, SFAS 143 and SFAS 144 have been issued, but they are not effective until fiscal years beginning after June 15, 2002 and December 15, 2001, respectively and the Company is evaluating the impact of these pronouncements on financial position and results of operations.

(3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and a cumulative net loss of approximately $69 million through September 30, 2001. At September 30, 2001 the Company had a working capital deficit of $2,229,471 and a capital deficit of $ 302,112. For the three months ended September 30, 2001 and 2000 the Company recorded negative cash flows from continuing operations of $1,336,320 and $4,250,785, respectively. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital and, in addition, subject to shareholder approval, the merger of the Company with Category 5 Technologies (see Note 8). However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, the Company may be required to further delay, reduce the scope of, or eliminate one or more of its products or obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to all or part of the intellectual property of its Stores Online software or the Internet Commerce Center or control of one or more of its businesses. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 231,000 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000. Of the $371,000, $259,000 is accounted as additional paid in capital and debt discount and was amortized over the life of the debt. The remaining balance is accounted for as debt issuance costs included in other assets and was amortized over the life of the debt.

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

         Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the current principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were repriced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. The incremental fair value of the repricing of the warrants and the issuance of the new warrants was $9,009 and $129,927, respectively. These costs were classified on the balance sheet as debt restructuring costs and were being amortized over the life of the debt. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February 2001. A second payment to be paid on February 28, 2001 was not made.

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

         Effective July 11, 2001 the Company and King William entered into a Second Restructuring Agreement. The Company agreed to pay, and King William agreed to accept, in full and final satisfaction of the Debenture at a closing effective September 10, 2001, (i) a cash payment of $100,000, (ii) a $400,000 promissory note of the Company due August 2004 bearing interest at 8% per annum and (iii) 2,800,000 shares of the Company's common stock. No accrued interest was payable in connection with these payments. King William has agreed to certain volume limitations relating to the subsequent sale of its shares of the Company's common stock and has also agreed to forgive the promissory note if the Company meets certain specific requirement including a minimal amount ($2,250,000) of proceeds King William receives from its sale of Company common stock. No gain or loss on the exchange of shares for debt was recorded in the accompanying financial statements.

(5)      Convertible Long Term Notes Payable

         In January and April 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $2,076,500. The Notes mature on July 1, 2004 and interest accrues at the rate of eight percent (8%) per annum. The Notes are convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Convertible Promissory Notes. The Notes are convertible into shares of common stock of the Corporation by dividing the Note balance on the date of conversion by $.25, subject to Conversion Price Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes has been calculated to be $1,347,480 and has been recorded as debt discount on the balance sheet, and is amortized over the life of the Notes.

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

         The debt discounts of $1,347,480 and $512,540 for the beneficial conversion feature and the warrants, respectively, have been netted against the $2,076,500 balance of the Notes on the Balance Sheet and are being amortized over the life of the notes.

         As of September 30, 2001, note holders holding $1,801,083 of aggregate principal and accrued interest, had exercised their right to convert both principal and accrued interest into 7,204,334 shares of common stock. As of September 30, 2001, note holders holding approximately $350,000 of aggregate principal and accrued interest had not exercised their right to convert both principal and accrued interest into approximately 1,388,000 shares of common stock. As of September 30, 2001, the balance of the notes on the balance sheet net of the debt discount on the notes was $65,365 after recording the expense related to the September 2001 conversion.

(6)      Shareholders' Equity

         During the three-month period ended September 30, 2001, the Company issued 6,910 shares of common stock upon the exercise of employee stock options.

         During the three months ended September 30, 2001 the Company issued 6,705,924 shares of common stock pursuant to a private placement agreement.


         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International ("ECI"), a company owned by a director of and the president of Netgateway, Inc., pursuant to which, among other matters, the Company agreed to issue to them a total of 831,915 shares of common stock of the Company at a price of $.30 per share in exchange for the release by ECI of trade claims by them against the Company totaling $249,575 in the aggregate. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in the cost of goods sold.

(7)      Discontinued Operations

         On January 11, 2001, the Company sold IMI, Inc., dba Impact Media, a wholly-owned subsidiary, for $1,631,589 to Capistrano Capital, LLC. The principal shareholder of Capistrano subsequently became a shareholder of the Company. The Company received from Capistrano Capital, LLC. a cash payment of $300,000, with the balance owing of $1,331,589 in the form of a long-term note, payable by Capistrano Capital, LLC. With the purchase, Capistrano Capital assumed responsibility for all current and future funding obligations required by Impact. Since the Company has yet to receive required payments previously due on the note, and IMI, Inc. has not been successful in obtaining additional financing, the Company has reserved the entire $1,331,589 note balance at September 30, 2001.

         Operating results for the three months ended September 2000 include the operating activity of IMI, Inc. Certain information with respect to discontinued operations is summarized as follows:

(8)      Subsequent Events

         In October 2001, the Company entered into an Agreement and Plan of Merger with Category 5 Technologies, Inc., pursuant to which, subject to stockholder approval, the Company will be acquired through a merger of a subsidiary of Category 5 Technologies with and into the Company. In the merger each share of the Company's common stock will be converted into .181818 shares of Category 5 Technologies, Inc. for each share of common stock.

         On November 9, 2001 the Company was served with a summons and complaint from NFCC seeking 250,000 shares of the Company's common stock and damages in the amount of up to $1,000,000 as to be determined at trial. It is not possible at this time to determine the probable outcome of the action.


         On November 13, 2001, the Company issued 2,333,333 shares of the common stock of the Company, and recorded an amount of $150,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI E-2 Capital (USA) Ltd., for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. A member of the Company's Board of Directors is a managing director of SBI E-2 Capital (USA) Ltd.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2001, filed on October 15, 2001, under the heading Information Regarding Forward-Looking statements and elsewhere. In addition, set forth below under the heading "Risk Factors" is a discussion of certain additional risks associated with the proposed acquisition of us by Category 5 Technologies, Inc. Investors should review this quarterly report in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

General

         In October, we entered into an Agreement and Plan of Merger with Category 5 Technologies, Inc., pursuant to which, subject to stockholder approval, we will be acquired through a merger of a subsidiary of Category 5 Technologies with and into our company. In the merger, each share of our common stock will be converted into .181818 shares of common stock of Category 5 Technologies, Inc.


         The financial statements for the three-month period ended September 30, 2000 have been reclassified to conform to current year presentation, including disclosures for discontinued operations.

         For the last two quarters of our fiscal year ended June 30, 2001 and for the current quarter ended September 30, 2001 we have reported net income even though the full fiscal year ended June 30, 2001 showed a net loss of $3,638,736. In spite of the profitable operations for the past three quarters, we continue to have a negative working capital ratio and cash flow from operations in each of the last three quarters has been negative. As discussed in our annual report on Form 10-K and elsewhere in this filing, our liquidity still must be improved.

          The current economic slow down in the United States and the effect of the events of September 11, 2001 have adversely impacted our revenues and operations. Finding the necessary liquidity to continue operations remains a high priority for our management team.

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

         While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower sales during our first and second fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons.

Results of Operations

         Three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

         Revenue

         Revenues for the three-month period ended September 30, 2001, our first fiscal quarter of fiscal year 2002, increased to $11,634,043 from $7,425,857 in the three month period ended September 30, 2000, an increase of 57%. Operating revenues are from the design and development of Internet web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate web sites and hosting), sales of banner advertising, web traffic building products, mentoring and transaction processing. We expect future operating revenues to be generated principally from our Internet training workshops following a business model similar to the one used in the latter part of fiscal year 2001. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance. Accordingly, IMI operations from prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations.

         The increase in revenues from fiscal 2000 to 2001 can be attributed to a change in the business model and products for our Galaxy Mall Internet workshop training business and an increase in the prices charged for the products delivered at the workshop.

         Since October 1, 2000, the product sold to our customers at our Internet training workshop has been a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software, links to the Internet and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we recognize the revenue as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. We anticipate enhanced revenues and earnings during the second fiscal quarter of fiscal year 2002 as well, since the amount of revenue deferred from each Internet training workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during the second fiscal quarter of this year.

         We anticipate that the beneficial deferred revenue impact due to the October 2000 change in our product offerings will continue only during the second fiscal quarter of fiscal year 2002. Thereafter we anticipate that the amount of revenue recognized from earlier quarters will be approximately equal to that deferred into future periods. If we enjoy a strong growth rate, it is possible that during any one quarter the amount of revenue deferred into future periods will exceed that recognized during the same quarter from sales in prior periods.

         The price of the Complete Store Builder Packet sold at the workshop during the three month period ended September 30, 2001 was $2,400 compared to the product it replaced that was sold for $1,950 during the three month period ended September 30, 2000. This is a 23% increase in the revenue generated from each unit sale.

          The number of workshops conducted for the current fiscal quarter decreased to 73 from 95 in the fiscal quarter ended September 30, 2000. Due to our lack of cash, it was necessary to reduce the number of workshops held and use our limited resources to attract the maximum number of attendees at these workshops. We do not expect this trend to continue, based on our plan to expand into international operations, which is anticipated to result in an increased number of workshops. During October and November 2001, we have been conducting test workshops in New Zealand and Australia for the first time, and we will consider other geographical areas after we complete our evaluation of the results of the workshops conducted in New Zealand and Australia.

         Historically, between 32% and 38% of the primary attendees (not including their guests) at our workshops make a purchase. This ratio remained approximately the same during the current fiscal quarter.

         Gross Profit

Gross profit is calculated as revenue less the cost of sales, which consists of the costs to conduct Internet training workshops, program customer storefronts, provide customer support and the cost of tangible products sold. Gross profit for the fiscal quarter ended September 30, 2001 increased to $10,044,474 from $5,235,949 in the comparable quarter of the prior fiscal year. The increase in gross profit is the result of several factors:

          o    The increase in revenues for the period.

          o The savings realized in programming and providing customer support because of the delivery of the "Complete Store-Building Packet" as the product sold at the workshop. The Complete Store-Building Packet contains powerful tools so our customers can develop their eCommerce-enabled storefront with no assistance from us. Prior technology was not as user friendly and thus required us to spend more resources assisting our customers to publish their storefronts.

          o The cost of conducting our Internet training workshops remained relatively constant per workshop, while the selling price of the products delivered at the workshops increased.

          o Our cost to provide on line, real time credit card processing decreased.

          o The percentage of attendees at the workshops who purchased the Complete Store-Building Packet remained approximately the same as it had been in the former business model.

         Gross margin percentages increased for the fiscal quarter ended September 30, 2001 to 86% of revenue from 71% of revenue for the fiscal quarter ended September 30, 2000. We anticipate that gross profit as a percentage of sales will decline in future quarters. This decline is expected because of the effect of the deferred revenue amortization discussed above. We believe the achievable gross profit percentage, after the second fiscal quarter of fiscal year 2002, will be similar to what was experienced by our Galaxy Mall subsidiary without regard to the amortization of the deferred revenue that was approximately 60% to 70%.

         Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the quarter ended September 30, 2001 were $53,400. They consisted of work on the Stores On Line, version 4 product which is used in the "Complete Store Building Packet" sold at our Internet training workshops. During the three-month period ended September 30, 2000 they were $1,214,324 and consisted mostly of work on the Internet Commerce Center (ICC). Most of the development expenses for the ICC were incurred prior to December 2000. We have completed the basic development of the ICC, as redefined by us.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves, but our business model currently contemplates that in most cases we will pass these costs on to our customers. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are included. Selling and marketing expenses for the quarter ended September 30, 2001 decreased to $3,611,796 from $6,848,155 in the comparable three-month period. The decrease in selling and marketing expenses is primarily attributable to the closing of our Business to Business (B2B) and Cable Commerce divisions. As reported in our most recent annual report on Form 10-K and earlier filings when the management change took place in January 2001 sales and marketing activities for these two divisions were terminated because neither had achieved revenues sufficient to generate a positive cash flow. During the three-month period ended September 30, 2000 there were approximately $886,000 in selling and marketing expenses associated with our B2B and Cable Commerce divisions compared to none during the current fiscal quarter.

         Selling and marketing expenses as a percentage of sales decreased to 31% of revenues for the current fiscal quarter from 92% in the comparable three-month period. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of the deferred revenue explained above.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, bad debts and other general corporate expenses. General and administrative expenses for the three-month period ended September 30, 2001 increased to $2,400,987 from $2,288,710 in the comparable prior year period. This increase is primarily attributable to an increase in bad debts expense. Salaries during the current quarter were less than in the comparable period of the prior fiscal year.

         Bad debt expense consists of actual and anticipated losses resulting from the extension of credit terms to and the acceptance of credit cards from our customers when they purchase products at our Internet training workshops. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we do offer installment contracts with payment terms up to 24 months as an alternative. We offer these contracts to all workshop attendees not wishing to use a check or credit card regardless of their credit history, because it is our policy to assist everyone who attends a workshop and wishes to become a Galaxy Mall merchant to achieve their goal. A down payment at the time of purchase is required. These installment contracts are sold to various finance companies if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity.

         Bad debt expense was $845,000 in the current fiscal quarter ended September 30, 2001 compared to $321,847 in the comparable period of the prior fiscal year. The increase is principally due to the increase in the number of installment contracts accepted by us as the sales volume grew and an increasing portion of our customers elected to take advantage of the financing alternatives offered by us rather than to pay in cash or by credit card. At the time of a contract sale to a finance company 20% of the sales price is placed in a reserve account held by the finance company. If our customer does not make its payments on the contract, the finance company may charge the reserve for the unpaid balance previously funded to the extent there are funds available in the reserve account. At maturity of the customer contract, the net balance of the reserve is returned to us. One of the finance companies holding a reserve that will be due to us when the contracts are collected has experienced financial difficulties and may not be able to return these reserves. We therefore established a loss provision of approximately $950,000 during the fiscal year ended June 30, 2001.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the three-month period ended September 30, 2001 decreased to $151,628 from $410,168 in the three-month period ended September 30, 2000.

         Interest Expense

         Interest expense for the fiscal quarter September 30, 2001 increased to $1,593,128 from $945,430 in the prior fiscal year. We included in interest expense in the current fiscal quarter a one-time charge of $437,474 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and a charge of $594,217 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the current quarter instead of being amortized over the life of the notes

         We have repaid the various debt instruments, which created the interest expense for the three-month ended September 30, 2000.

         Discontinued Operations

         In January 2001, we sold our subsidiary, IMI, Inc. to a third party. As a result, the loss from discontinued operations is listed on a separate line item in the statement of operations.

Liquidity and Capital Resources

         Cash

         We have incurred substantial losses in the past and may in the future incur additional losses. At September 30, 2001, we had a working capital deficit of $2,229,471 and at June 30, 2001, we had a working capital deficit of $11,352,352. Our capital deficit was $302,112 and $9,306,829 at September 30, 2001 and June 30, 2001, respectively. We generated revenues from continuing operations of $11,634,043 for the three-month period ended September 30, 2001 and $7,425,857 for the three-month period ended September 30, 2000. For the quarter ended September 30, 2001 we had a net income of $2,335,307 and for the quarter ended September 30, 2000, we incurred a net loss of $6,680,035. For the quarter ended September 30, 2001 and the quarter ended September 30, 2000, we recorded negative cash flows from continuing operations of $730,865 and $4,250,785, respectively.

         At September 30, 2001, we had $109,728 cash on hand, a decrease of $39,437 from June 30, 2001.

         Net cash used in operating activities was $1,336,320 for the fiscal quarter ended September 30, 2001. Net cash used in operations was primarily attributable to net income of $2,335,308 from continuing operations plus non-cash charges, but off set by a decrease in deferred revenue of $3,753,007, an increase in accounts receivable of $1,641,089, and a decrease in accounts payable, accrued expenses and other liabilities of $834,754. The non-cash charges include: (i) amortization of debt issue costs of $642,019 relative to the King William debenture and warrants issued in January and April 2001, and
(ii) amortization of debt discount of $1,482,422 relative to the conversion of the King William debenture and the beneficial conversion feature of the convertible notes. The amortization of debt issue costs and debt discount was accelerated due to the conversion of the King William debenture and the convertible notes during the current quarter.

         Net cash provided by financing activities for the fiscal quarter ended September 30, 2001 was $1,303,745.

         As a result of our inability to sell a sufficient number of the installment contracts generated by our Galaxy Mall Internet workshop training business we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. We have historically relied upon private placements of our stock and issuance of debt to generate funds to meet our operating needs. We have sought and will continue to seek to raise capital, however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not generated, we may be required to further delay, reduce the scope of, or eliminate one or more of our products or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of our StoresOnLine software or the Internet Commerce Center or control of one or more of our businesses.

         In May 2001 we began a private placement of unregistered common stock at $.30 per. As of November 8, 2001, net proceeds to us from the offering were approximately $2,800,000, of which $240,000 resulted from one of our officers exchanging a loan due him for shares in the private placement. The private placement will continue into the second fiscal quarter.


         Accounts Receivable

         Accounts receivable, both current and long-term, net of allowance for doubtful accounts, was $3,731,141 at September 30, 2001 compared to $2,090,051 at June 30, 2001. This increase is due to a larger portion of our sales at the Internet training workshops being financed through installment sales contracts. We have in the past sold, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Because these financial institutions are small, they are limited in the quantities of contracts they can purchase due to limitations on the amount of receivables they may purchase from one person imposed on them by their investors. In addition, the institution we worked with most closely in prior years has experienced financial difficulties and dramatically reduced its level of purchases. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In the interim, our inability to sell our installment contracts at historic levels has had a material negative impact on our near-term liquidity and cash position.

         Other assets relating to our installment contract sales at September 30, 2001 were $354,042 net of an allowance for doubtful accounts of $1,618,110. When installment contracts are sold, the purchaser holds approximately 20% of the of the purchase price in a reserve that will be returned to us if the contracts are paid in full by our customer. If the customer fails to pay, the purchaser my charge this reserve account for the deficiency. Our obligation to accept such charge backs is limited to the amount in the reserve account. One of the purchasers holding such a reserve is having financial difficulties and therefore we have established an allowance for doubtful accounts of approximately $950,000 to provide for the possibility that the reserve funds may not be returned to us according to the terms of our contract with them.

         Delisting of Common Stock

         On January 10, 2001, our common stock was delisted from the NASDAQ National Market, and began to trade on the National Association of Securities Dealers OTC Electronic Bulletin Board. The delisting of our common stock has had an adverse impact on the market price and liquidity of our securities and has adversely affected our ability to attract additional investors. This has a material adverse effect on our liquidity because the sale of additional shares of our common stock is currently the principal potential source of additional funds required to operate our businesses.

         Arrangements with King William, LLC

         On September 10, 2001 King William exchanged the remaining balance of the convertible debenture into 2,800,000 shares of our common stock, a cash payment of $100,000 and note due on August 15, 2004 in the amount of $400,000.

         Accounts Payable

         Accounts payable at September 30, 2001, totaled $1,414,068 as compared to $2,663,066 at June 30, 2001 and compared to $4,708,716 as of March 31, 2001.
The reduction since March is primarily due to the settlement agreements reached with vendors as described above funded with proceeds from the sale of convertible notes, common stock and unsecured loans from certain of our officers. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to continue to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery.

         Deferred Revenue

         Deferred revenue at September 30, 2001 totaled $2,280,585 as compared to $6,033,592 at June 30, 2001. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops.

         We changed the product offered at our GalaxyMall Internet workshop training business and since October 1, 2000, have delivered a "Complete Store-Building Packet" which contains a CD-ROM that includes the necessary computer software, Internet links and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we will recognize the revenue as the service is rendered.

         Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale. We anticipate that revenues and earnings will be enhanced during the second fiscal quarter of fiscal year 2002 since the amount of revenue deferred from each Internet workshop sale will be greatly reduced and the revenue from prior period sales will continue to be recognized during this and future periods.

         Capital Deficit

         Total capital deficit decreased to $302,112 during the current fiscal quarter from $9,306,829 at June 30, 2001. This mainly resulted from additions to paid-in capital because of the conversion of debentures and long term notes into common stock, the sale of common stock in a private placement at $0.30 per share and the net income for the fiscal quarter ended September 30, 2001. (See the Statement of Capital Deficit in the financial statements.)

         Financing Arrangements

         We accept payment for the sales made at our Galaxy Mall Internet training workshops by cash, credit card, installment contract or a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by our Galaxy Mall subsidiary to third party financial institutions for cash. Because these finance companies are small and have limited resources they have not been able to purchase all of the contracts we would like to sell. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

         On September 13, 2000, we retained the services of National Financial Communications Corp. (NFCC) for a six-month period as a nonexclusive advisor in connection with our investor relations, in consideration for which we paid $10,000 and gave a commitment to issue it 250,000 shares of common stock. In October 2000, National Financial notified us that it was unwilling to perform its obligations under its retainer agreement unless the consideration was substantially increased. This agreement has since been terminated.

         On November 9, 2001, we were served with a summons and complaint from NFCC seeking 250,000 shares of our common stock and damages in the amount of up to $1,000,000 as to be determined at trial. It is not possible at this time to determine the probable outcome of the action.

         Impact of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, we will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. We have not yet determined what effect, if any, the impairment test of goodwill will have on our results of operations and financial position. In addition, subsequent to June 30, 2001, SFAS 143 and SFAS 144 have been issued, and we are evaluating the impact these pronouncements will have on our financial position and results of operations in future filings.

         Proposed merger with Category 5 Technologies, Inc.

         On October 23, 2001, we signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. (Category 5 Technologies), pursuant to which, subject to stockholder approval, we will be acquired through a merger of a subsidiary of Category 5 Technologies into us. In the merger, each share of our common stock will be converted into .181818 shares of Category 5 Technologies common stock.

Risk Factors

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2001, filed on October 15, 2001, under the heading Information Regarding Forward-Looking Statements, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. The risks and uncertainties identified below are some of the additional risks associated with the proposed acquisition of our company by Category 5 Technologies, Inc.

Risk Factors Regarding the Proposed Merger with Category 5 Technologies

Our stockholders will receive 0.181818 shares of Category 5 Technologies common stock for each share of our common stock owned despite changes in the market value of Category 5 Technologies common stock or our common stock.

         Upon completion of the merger, each share of our common stock will be exchanged for 0.181818 shares of Category 5 Technologies common stock. There will be no adjustment for changes in the market price of either Category 5 Technologies common stock or our common stock. Neither we nor Category 5 Technologies are permitted to abandon the merger, nor are we permitted to re-solicit the vote of our stockholders solely because of changes in the market price of Category 5 Technologies common stock. Accordingly, the specific dollar value of Category 5 Technologies common stock to be received upon completion of the merger will depend on the market value of Category 5 Technologies common stock at the time of completion of the merger. The share price of both Category 5 Technologies and our common stock is by nature subject to general fluctuations in the market for publicly traded securities and has experienced significant volatility and in addition there is only a very limited trading history for the common stock of Category 5 Technologies. No prediction can be made as to the market price of Category 5 Technologies common stock at the completion of the merger or as to the market price of Category 5 Technologies common stock after the completion of the merger.


Our officers and directors have conflicts of interest that may influence them to support or recommend the merger.

     Our officers and directors participate in arrangements that provide them with interests in the merger that are different from, or are in addition to, that of our shareholders. In particular, certain of our officers and employees may enter into employment agreements with Category 5 Technologies which will provide for, among other things, employment with Category 5 Technologies after the merger and other payments and benefits. Shelly Singhal is a Managing Director and Executive Vice President of SBI-E2 Capital, which has agreed to provide significant financial services to Category 5 Technologies prior to the completion of the merger. In addition the merger agreement provides that Donald Danks shall have the right to designate three directors to the board of directors of Category 5 Technologies for a period of three years.

     As a result of these interests, these officers and directors could be more likely to support or recommend to our stockholders the approval of the merger than if they did not have these interests. Our stockholders should consider whether these interests may have influenced these officers and directors to support or recommend the approval of the merger.

Category 5 Technologies may have difficulty integrating our operations and retaining important employees.

     There can be no guarantee that management will be able to successfully integrate our employees and operations following the merger and there is the risk that Category 5 Technologies will be unable to retain all of our key employees for a number of reasons. There also can be no assurance that any contemplated synergies from the integration of the businesses will be realized. The challenges involved in this integration include the following:

          o    the risk that the cultures of the companies will not blend;
          o obtaining synergies from the customer acquisition methodologies of the companies; and
          o obtaining synergies from the companies' product and service offerings effectively and quickly integrating technology, back office, human resources, accounting and financial systems.

     Neither we nor Category 5 Technologies have experience in integrating the operations on the scale presented by the merger. The integration process will be complicated and will involve a number of special risks in addition to the challenges described above, including the possibility that management may be distracted from regular business operations. It is not certain that the two companies can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to effectively complete the integration could materially harm the business and operating results of the combined companies.

The integration of our company with Category 5 Technologies will require substantial time and effort of key managers of Category 5 Technologies, which could divert the attention of those managers from other matters.

     The merger  will place  significant  demands on key  managers of Category 5
Technologies. Managing the integration of the two companies and the growth of our business may limit the time available for those managers of Category 5 Technologies to attend to other operational, financial and strategic issues.

Our merger with Category 5 Technologies may be viewed as disadvantageous by certain customers of Category 5 Technologies and our company.

     Certain of Category 5 Technologies' and our existing customers and other business partners may view the merger as disadvantageous to them. As a consequence, the future relationship with these persons could be adversely affected. The merger will require the consent of certain parties who have entered into contracts with us. There can be no assurance that such consents will be given and, if not given, that such contracts will not terminate.

Following the merger, Category 5 Technologies may not be able to retain our employees or the employees of Category 5 Technologies.

     The success of Category 5 Technologies and us will be dependent in part on the retention and integration of management, technical, marketing, sales and customer support personnel. There can be no assurance that the companies will be able to retain such personnel or that the companies will be able to attract, hire and retain replacements for employees who leave following consummation of the Merger. The failure to attract, hire, retain and integrate such skilled employees could have a material adverse effect on the business, operating results and financial condition of Category 5 Technologies and us.

Category 5 Technologies' operating results may suffer as a result of the accounting treatment of goodwill relating to its proposed combination with us.

     Under generally accepted accounting principles in the United States, Category 5 Technologies will account for the merger using the purchase method of accounting. Under purchase accounting, Category 5 Technologies will record the acquisition cost of our company based on the market value of Category 5
Technologies common stock issued in connection with the merger, other consideration and the amount of direct transaction costs incurred in acquiring us. Category 5 Technologies will allocate the total cost to the fair value of individual assets acquired and liabilities assumed from us, with the remaining cost being accounted for as goodwill. Under FASB 142 "Goodwill and other Intangible Assets," goodwill will not be amortized but will be evaluated for impairment each reporting period. The amount of the excess purchase cost allocated to goodwill is estimated to be approximately $31.2 million. Should it be determined that the goodwill is impaired, the write down of goodwill may adversely affect Category 5 Technologies' results of operations in the foreseeable future, which could cause the market value of the combined company's common stock to decline.

If the conditions to the merger are not met, the merger will not occur.

     Several conditions must be satisfied or waived to complete the merger, and there can be no assurance that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

If the merger is not completed, our stock price and future business and operations could be harmed.

     If the merger is not completed, we may be subject to the following material risks:

          o We may be required to pay Category 5 Technologies a termination fee of $1.5 million;

          o the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

          o We will incur significant costs related to the merger, such as legal, accounting and the fees and expenses of our financial advisor, which costs must be paid even if the merger is not completed.


     Further, if the merger is terminated and our board of directors determines to pursue another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect, and subject to limited exceptions, we and our officers, board members and advisors are generally prohibited from soliciting, initiating or knowingly encouraging or entering into extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Category 5 Technologies.

The Merger will result in substantial costs whether or not completed.

     The merger will result in significant costs to Category 5 Technologies and us. Excluding costs associated with combining the operations of the two companies and severance benefits and costs associated with discontinuing some redundant business activities, direct transaction costs are estimated at approximately $1.4 million. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printing. The aggregate amount of these costs may be greater than currently anticipated. A substantial amount of these costs will be incurred whether or not the merger is completed.

The rights of our stockholders will be effected by the merger.

     Our stockholders, as of the effective time of the merger, will become holders of Category 5 Technologies common stock. Certain differences exist between the rights of our stockholders under Delaware law and our Certificate of Incorporation and Bylaws, and the rights of stockholders of Category 5
Technologies under Nevada law, the Articles of Incorporation of Category 5 Technologies and the Bylaws of Category 5 Technologies.

The merger may have a dilutive effect to stockholders.

     Although the companies believe that beneficial synergies will result from the merger, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of Category 5 Technologies common stock in connection with the merger may have the effect of reducing Category 5 Technologies' net income per share from levels otherwise expected and could reduce the market price of the Category 5 Technologies common stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved.

The merger with Category 5 Technologies may create an opportunity loss for us as a stand-alone entity.

     As a consequence of the merger, our stockholders will lose the chance to invest in the development and exploitation of our products on a stand-alone basis. It is possible that we, if we were to remain independent, could achieve economic performance superior to that which we could achieve as a subsidiary of Category 5 Technologies. Consequently, there can be no assurance that our stockholders would not achieve greater returns on investment if we were to remain an independent company.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

         On September 13, 2000, we retained the services of National Financial Communications Corp. (NFCC) for a six-month period as a nonexclusive advisor in connection with our investor relations, in consideration for which we paid $10,000 and gave a commitment to issue it 250,000 shares of common stock. In October 2000, National Financial notified us that it was unwilling to perform its obligations under its retainer agreement unless the consideration was substantially increased. This agreement was subsequently terminated.

         On November 9, 2001, we were served with a summons and complaint from NFCC seeking 250,000 shares of our common stock and damages in the amount of up to $1,000,000 as to be determined at trial. We dispute the damages claim and are in negotiations with NFCC relative to the shares of common stock NFCC is seeking. It is not possible at this time to determine the probable outcome of the action.

Item2.            Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us between July 1, 2001 and September 30, 2001, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriters and no commissions were paid in connection with the sale of any securities.

         On August 1, 2001, we entered into an agreement with Electronic Commerce International, a company owned by the president of Netgateway, pursuant to which, among other matters, we agreed to issue to them a total of 831,915 shares of our common stock at a price of $.30 per share in exchange for the release by it of trade claims by them against us totaling $249,575 in the aggregate. In connection with the exchange, we recorded a charge of $199,657 In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         On September 10, 2001, we completed the conversion of the $2.5 million convertible debenture held by King William and in connection therewith issued to King William a total of 2,800,000 shares of our common stock. We believe this transaction was exempt from registration by virtue of Sections 3(a)(9) and/or 4(2) of the Securities Act and the rules promulgated thereunder.

         During the period from July 1, 2001 through September 30, 2001, we sold by way of private placement, a total of 6,705,924 shares of our common stock for an aggregate consideration of $2,011,776. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.


Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                2.1 Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001 (Incorporated by reference to Exhibit 2.1 to the Form S-4 Registration Statement filed by Category 5 Technologies, Inc. on November 9, 2001).

                3.2*     Amended and Restated By-Laws of Netgateway, Inc.

                10.122 Second Restructuring Agreement dated as of July 11, 2001 between Netgateway, Inc. and King William, LLC (Incorporated by Reference from our Annual Report on Form 10-K filed on October 15, 2001).

                10.123 Promissory Note from Netgateway, Inc. to King William, LLC (Incorporated by Reference from our Annual Report on Form 10-K filed on October 15, 2001).

                10.124* Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd.

                *  Filed herewith.



         (b)      Reports on Form 8-K

                    (i) Form 8-K, Item 5, filed on July 25, 2001, with respect to press release describing conversion of debt to stock by King William, LLC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NETGATEWAY, INC.


Date:  November 19, 2001                   /s/ Donald Danks
                                           Donald Danks
                                           Chief Executive Officer


Date:  November 19, 2001                   /s/ Frank C. Heyman
                                           Frank C. Heyman
                                           Chief Financial Officer