Form 10-Q
period 2001-12-31
NETGATEWAY INC
filed 2002-02-14
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         The number of shares outstanding of the registrant's common stock as of December 31, 2001: 46,570,727

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at December 31, 2001 (unaudited)
         and at June 30, 2001..................................................3

Unaudited Condensed Consolidated Statements of Operations for the three months and the six months ended December 31, 2001 and December 31, 2000......4

Unaudited Condensed Consolidated Statement of Capital Deficit for the six months ended December 31, 2001...............................................5

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2001 and December 31, 2000........................ 6

Notes to Unaudited Condensed Consolidated Financial Statements ................7




                        NETGATEWAY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                         December 31,        June 30, 2001
                                                                                             2001
                                                                                          (Unaudited)
                                                                                       ------------------    --------------

Assets
Current assets

Cash                                                                                         $    20,123        $  149,165
Trade receivables, net of allowance for doubtful accounts of $2,558,089 at
 December 31, 2001 and $1,180,875 at June 30, 2001.                                            2,597,215         1,189,853
Inventories                                                                                       28,112            44,726
Prepaid expenses                                                                                 159,457           115,935
Common stock subscriptions receivable                                                                  -           107,000
Credit card reserves, net of allowance for doubtful accounts of $58,035 at
 December 31, 2001 and $173,000 at June 30, 2001.                                                780,577         1,187,502

Other current assets                                                                                   -             3,220
                                                                                       ------------------    --------------
  Total current assets                                                                         3,585,484         2,797,401

Property and equipment, net                                                                      516,141           774,862
Intangible assets, net                                                                           545,194           588,544
Trade receivables, net of allowance for doubtful accounts of $1,214,071
 at December 31, 2001 and $1,011,774 at June 30, 2001                                          1,218,700           900,198
Other assets, net of allowance for doubtful accounts of $1,343,985 at
 December 31, 2001 and $1,390,640 at June 30, 2001.                                              510,265           993,992
                                                                                       ------------------    --------------
  Total Assets                                                                               $ 6,375,784       $ 6,054,997
                                                                                       ==================    ==============

Liabilities and Capital Deficit

Current liabilities

Accounts payable                                                                             $ 1,432,020       $ 2,663,066
Bank overdraft                                                                                    67,648           666,683
Accrued wages and benefits                                                                       817,049           581,400
Past due payroll taxes                                                                           660,105           497,617
Accrued liabilities                                                                              743,605           567,916
Current portion of capital lease obligations                                                           -            37,802
Notes payable current                                                                            400,000            97,779
Notes payable - officers and stockholders                                                         45,000           490,000
Loan payable                                                                                           -           100,000
Other current liabilities                                                                        683,360           423,578
Current portion of deferred revenue                                                            1,192,420         5,618,849
Convertible debenture                                                                                  -         2,405,062
                                                                                       ------------------    --------------
  Total current liabilities                                                                    6,041,427        14,149,752

Deferred revenue, net of current portion                                                          79,199           414,743
Convertible long term notes                                                                            -           442,172
Note payable                                                                                           -                 -
                                                                                       ------------------    --------------
  Total liabilities                                                                            6,120,626        15,006,667
                                                                                       ------------------    --------------
Commitments and Contingencies

Minority interest                                                                                355,159           355,159
                                                                                       ------------------    --------------
Capital stock, par value $.001 per share
 Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 250,000,000 shares; issued and  outstanding
    46,570,727 and 24,460,191 shares, at December 31, 2001 and June 30, 2001,
     respectively                                                                                 46,571            24,460
  Additional paid-in capital                                                                  69,470,558        62,047,292
  Common stock subscription                                                                            -           398,200
  Deferred compensation                                                                          (42,618)          (52,649)
  Accumulated other comprehensive loss                                                            (4,902)           (4,902)
  Accumulated deficit                                                                        (69,569,610)      (71,719,230)
                                                                                       ------------------    --------------
    Total capital deficit                                                                       (100,001)       (9,306,829)
                                                                                       ------------------    --------------

Total Liabilities and Capital Deficit                                                        $ 6,375,784       $ 6,054,997
                                                                                       ==================    ==============

            See Notes to Condensed Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES
        Unaudited Condensed Consolidated Statements of Operations for the
  Three Months and the Six Months Ended December 31, 2001 and December 31, 2000

                                                       Three Months Ended                             Six Months Ended
                                            ------------------------------------------    ------------------------------------------
                                             December 31, 2001      December 31, 2000     December 31, 2001       December 31, 2000
                                            --------------------    ------------------    -------------------     ------------------

Revenue                                          $   7,455,746         $  14,179,643         $   19,089,789         $   21,605,501
Cost of revenue                                      1,296,567             2,227,512              2,886,135              4,417,419
                                            --------------------    ------------------    -------------------     ------------------
  Gross profit                                       6,159,179            11,952,131             16,203,654             17,188,082

Product development                                     14,550               443,013                 67,950              1,657,337
Selling and marketing                                2,764,178             6,842,674              6,375,976             13,690,829
General and administrative                           3,236,393             7,238,944              5,637,379              9,527,654
Depreciation and amortization                          149,783               411,605                301,411                821,774
                                            --------------------    ------------------    -------------------     ------------------
  Total operating expenses                            6,164,904           14,936,236             12,382,716             25,697,594

Income (loss) from continuing operations
      before items shown below                          (5,725)           (2,984,105)             3,820,938             (8,509,512)

Other income (expense)                                  116,894              (16,462)               218,666                (24,198)
Interest expense                                      (296,857)             (102,477)            (1,889,984)            (1,047,908)
                                            --------------------    ------------------    -------------------     ------------------
  Total other expenses                                (179,963)             (118,939)            (1,671,318)            (1,072,106)

                                            --------------------    ------------------    -------------------     ------------------
Net income (loss) from continuing                     (185,688)           (3,103,044)             2,149,620             (9,581,618)
operations

Discontinued Operations:
(Loss) from operations, less applicable
 tax benefit of $0                                           -               (83,191)                     -               (284,653)
                                            --------------------    ------------------    -------------------     ------------------
Net income (loss)                                $    (185,688)       $   (3,186,235)         $   2,149,620        $    (9,866,271)
                                            ====================    ==================    ===================     ==================
Basic earnings (loss per share:
Income (loss) from continuing operations         $           -        $      (0.14)           $       0.06          $      (0.44)
Income (loss) from discontinued operations                   -               (0.01)                      -                 (0.01)
                                            --------------------    ------------------    -------------------     ------------------
Net income (loss)                                $           -        $      (0.15)           $       0.06          $      (0.45)
                                            ====================    ==================    ===================     ==================

Diluted earnings (loss) per share:
Income (loss) from continuing operations         $           -        $      (0.14)           $       0.06          $      (0.44)
Income (loss) from discontinued operations                   -               (0.01)                      -                 (0.01)
                                            --------------------    ------------------    -------------------     ------------------
Net Income (loss)                                $           -        $      (0.15)           $       0.06          $      (0.45)
                                            ====================    ==================    ===================     ==================

Weighted average shares outstanding:
  Basic                                             43,882,296            21,691,464             37,667,596             21,693,127
  Diluted                                           43,882,296            21,691,464             38,312,619             21,693,127


            See Notes to Condensed Consolidated Financial Statements






                        NETGATEWAY, INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statement of Capital Deficit
                   For the Six Months Ended December 31, 2001




                                                           Common Stock             Additional         Common
                                                   ------------------------------     Paid-in          Stock            Deferred
                                                      Shares           Amount         Capital       Subscription     Compensation
    ---------------------------------------------- -------------    -------------   ------------    -------------    --------------
    Balance July 1, 2001                             24,460,191       $   24,460    $62,047,292        $ 398.200       $   (52,649)


    Stock options exercised                               6,910                7          1,719
    Amortization of deferred compensation                    -                                                               9,851
    Forfeiture of Deferred Compensation                      -                            (180)                                180
    Conversion of convertible debenture               2,800,000            2,800      2,113,085
    Conversion of long term notes                     8,592,786            8,593      2,138,702
    Private placement of common stock                 9,678,925            9,679      2,635,740        (398,200)
    Common stock shares issued for outstanding
     liabilities                                        831,915              832        448,400
    Net income
    Common stock issued for settlement agreements       200,000              200         85,800
    ---------------------------------------------- -------------    -------------   ------------    -------------    --------------
    Balance December 31, 2001                        46,570,727       $   46,571    $69,470,558                -        $  (42,618)
                                                   =============    =============   ============    =============    ==============

                                (CONTINUED BELOW)



                                                                             Accumulated
                                                                                Other             Total
                                                           Accumulated      Comprehensive        Capital
                                                             Deficit            Loss             Deficit
(CONTINUED)                                                --------------   ----------------    -------------

Balance July 1, 2001                                       $(71,719,230)        $   (4,902)     $ (9,306,829)


Stock options exercised                                                                                1,726
Amortization of deferred compensation                                                                  9,851
Forfeiture of Deferred Compensation                                                                        -
Conversion of convertible debenture                                                                2,115,885
Conversion of long term notes                                                                      2,147,295
Private placement of common stock                                                                  2,247,219
Common stock shares issued for outstanding liabilities                                               449,232
Net income                                                    2,149,620                            2,149,620
Common stock issued for settlement agreements                                                         86,000
---------------------------------------------              --------------   ----------------    -------------
Balance December 31, 2001                                  $(69,569,610)        $   (4,902)     $   (100,001)
                                                           ==============   ================    =============


            See Notes to Condensed Consolidated Financial Statements



                        NETGATEWAY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           ------------------------------------------
                                                                                 Six months ended December 31,
                                                                           ------------------------------------------
                                                                                         2001                 2000
                                                                           --------------------- --------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations                                       $    2,149,620      $    (9,581,619)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                                       301,411              821,775
    Amortization of deferred compensation                                                 9,851              255,555
    Loss on disposal of fixed assets and intangibles                                          -            1,727,013
    Interest expense from beneficial conversion feature                                       -              884,000
    Loss on issue of common stock below market value                                    199,657
    Common stock issued for services                                                          -                7,000
    Amortization of debt issue costs                                                    707,385               40,168
    Amortization of debt discount                                                     1,752,056               27,805
    Changes in assets and liabilities:
      Trade receivables and unbilled receivables                                     (1,725,862)          (1,645,719)
      Inventories                                                                        16,614              (11,499)
      Prepaid expenses and other current assets                                         (39,849)              42,974
      Credit card reserves                                                              406,925                    -
      Other assets                                                                     (223,658)                   -
      Deferred revenue                                                               (4,761,973)            (145,709)
      Accounts payable, accrued expenses and other liabilities                          (46,304)           2,429,589
                                                                           --------------------- --------------------
    Net cash used in continuing operating activities                                 (1,254,127)          (5,148,667)

  Net cash used in discounted operations                                                      -             (430,884)
                                                                           --------------------- --------------------

  Net cash used in operating activities                                              (1,254,127)          (5,579,551)
                                                                           --------------------- --------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                                    -              (49,987)
  Proceeds from disposition of equipment                                                    660                    -
                                                                           --------------------- --------------------
    Net cash provided by (used in) investing activities                                     660              (49,987)
                                                                           --------------------- --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            1,782,219                    -
    Proceeds from issuance of long term debt                                                  -              310,000
    Proceeds from common stock clearing liability                                       255,096                    -
    Proceeds from exercise of options and warrants                                        1,727                2,250
    Bank overdraft                                                                     (599,035)             540,220
    Proceeds from issuance of convertible debenture                                          -             2,500,000
    Proceeds from short term note                                                        45,000                    -
    Repayment of convertible debenture                                                 (100,000)                   -
    Repayment of note payable - bank                                                    (97,779)                   -
    Repayment of capital lease obligations                                              (37,803)                   -
    Repayment of notes                                                                 (125,000)             (53,791)
    Cash paid for debt issue costs                                                            -             (270,025)
                                                                           --------------------- --------------------
      Net cash provided by financing activities                                       1,124,425            3,028,654
                                                                           --------------------- --------------------

  NET DECREASE IN CASH                                                                 (129,042)          (2,600,884)

  CASH AT THE BEGINNING OF THE PERIOD                                                   149,165            2,606,991
  Effect of exchange rate changes on cash balances                                            -                 (705)
                                                                           --------------------- --------------------
  CASH AT THE END OF THE PERIOD                                                   $      20,123         $      5,402
                                                                           ===================== ====================

  Supplemental disclosures of non-cash transactions:
    Interest expense from beneficial conversion feature                                       -              884,000
    Conversion of convertible notes to common stock                                   2,147,295                    -
    Conversion of debenture of common stock                                           2,115,885                    -
    Notes payable settled on private placement of common stock                          465,000                    -
    Value of warrants in connection with the issuance of convertible                          -              371,000
    long term notes
    Common stock issued for outstanding liabilities                                     449,232                    -
    Common stock issued for services                                                          -                7,000
    Common stock issued for settlement agreements                                        86,000                    -
  Supplemental disclosure of cash flow information:                                           -                    -
  Cash paid for Interest                                                                  1,732               61,012



            See Notes to Condensed Consolidated Financial Statements




                        NETGATEWAY, INC. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Description of Business

         Netgateway, Inc. and subsidiaries ("Netgateway" or the "Company"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, we reincorporated under the laws of Delaware. Netgateway is an e-Services company that provides eCommerce training, technology, continuing education and a variety of other web-based resources to small businesses and entrepreneurs through informational Preview Training Sessions and Internet training workshops. Through these workshops and follow up telemarketing the Company sells a license to use its proprietary StoresOnline software and website development platform and an integrated package of services including hosting of the customer's website, eCommerce services and a program of one on one Internet training services.

         In January 2001, the Company sold one of its subsidiaries that was previously reported as a separate segment, and accordingly has reported the operations as discontinued operations in the accompanying condensed consolidated financial statements.

         The information at December 31, 2001 and for the three and six months ended December 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America (US GAAP). The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K filed with the SEC.

(2) Certain prior-period amounts have been reclassified to conform to the current period presentation.

(3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and a cumulative net loss of approximately $70 million through December 31, 2001. At December 31, 2001 the Company had a working capital deficit of $2,455,943 and a capital deficit of $ 100,001. For the six months ended December 31, 2001 and 2000 the Company recorded negative cash flows from continuing operations of $1,254,127 and $5,148,667, respectively. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, the Company may be required to further delay, reduce the scope of, or eliminate one or more of its products or obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to all or part of the intellectual property of its Stores Online software or the Internet Commerce Center or control of one or more of its businesses. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the current principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $3.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were re-priced at $.25 per share and King William was issued a warrant for an additional 269,000 shares of common stock at $.25 per share. The incremental fair value of the re-pricing of the warrants and the issuance of the new warrants was $9,009 and $129,927, respectively. These costs were classified on the balance sheet as debt restructuring costs and were being amortized over the life of the debt. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February 2001. A second payment to be paid on February 28, 2001 was not made.

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

         Effective July 11, 2001 the Company and King William entered into a Second Restructuring Agreement. The Company agreed to pay, and King William agreed to accept, in full and final satisfaction of the Debenture at a closing effective September 10, 2001, (i) a cash payment of $100,000, (ii) a $400,000 promissory note of the Company due August 2004 bearing interest at 8% per annum and (iii) 2,800,000 shares of the Company's common stock. No accrued interest was payable in connection with these payments. King William has agreed to certain volume limitations relating to the subsequent sale of its shares of the Company's common stock and has also agreed to forgive the promissory note if the Company meets certain specific requirement including a minimal amount ($2,250,000) of proceeds King William receives from its sale of Company common stock. No gain or loss on the exchange of shares for debt was recorded in the accompanying financial statements. The Company is currently in default under the Second Restructuring Agreement for failure to make interest payments on November 10, 2001 and February 10, 2002, as called for by the agreement. King William may accelerate payment of the unpaid balance of the note plus accrued interest upon written notice to the Company. No written notice of default has been received.

(5)      Convertible Long Term Notes Payable

         In January and April 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $2,076,500. The terms of Notes required them to be repaid on July 1, 2004 and accrual of interest at the rate of eight percent (8%) per annum. The Notes were convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Convertible Promissory Notes. The Notes were convertible into shares of common stock of the Company by dividing the Note balance on the date of conversion by $.25, subject to Conversion Price Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes was calculated to be $1,347,480 and was recorded as debt discount on the balance sheet, and was amortized over the life of the Notes.

         In connection with the sale of the Notes, the Company issued a warrant to purchase a share of the Company's common stock at an exercise price of $.50 per share for every two shares of Common Stock into which the Note is originally convertible. The Company issued a total of 3,661,000 warrants in connection with the sale of the Notes, with a date of expiration not to exceed sixty calendar days following the commencement date of the warrants. The relative fair value of the warrants has been determined to be $512,540 and has been recorded as debt discount on the balance sheet and is amortized over the life of the Notes. None of the warrants were exercised.

         The debt discounts of $1,347,480 and $512,540 for the beneficial conversion feature and the warrants, respectively, have been netted against the $2,076,500 balance of the Notes on the Balance Sheet and are being amortized over the life of the notes.

         As of December 31, 2001, all note holders, holding $2,147,295 of aggregate principal and accrued interest, had exercised their right to convert both principal and accrued interest into 8,592,786 shares of common stock.

(6)      Shareholders' Equity

         During the six month period ended December 31, 2001, the Company issued 6,910 shares of common stock upon the exercise of employee stock options.

         In June 2001 pursuant to a private placement agreement, the Company received subscription agreements aggregating $398,200 for the sale of common stock at a price of $0.30 per share. As of June 30, 2001 the Company collected $291,200 of these subscriptions and recorded a receivable of $107,000 that was subsequently received. During the six months ended December 31, 2001 the Company issued 9,678,925 shares of common stock pursuant to a private placement agreement and recorded $258,257 of placement agent and finders' fees, relating to the private placement offering, against Additional Paid in Capital.

         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International ("ECI"), a company owned by a director of and the president of Netgateway, Inc., pursuant to which, among other matters, the Company agreed to issue to them a total of 831,915 shares of common stock of the Company at a price of $.30 per share in exchange for the release by ECI of trade claims by them against the Company totaling $249,575 in the aggregate. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in cost of revenue.

         On November 13, 2001, the Company issued 2,333,333 shares of the common stock of the Company, and recorded an amount of $150,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI E-2 Capital (USA) Ltd., for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. A member of the Company's Board of Directors is a managing director of SBI E-2 Capital (USA) Ltd. The business combination transaction between the Company and Category Five Technologies, Inc. was never consummated. On account of the termination of this proposed transaction, SBI E-2 Capital (USA) Ltd. was not able to complete the provision of the financial advisory services to the Company. On February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 and the designees disclaimed any interest whatsoever in the common stock.
Upon receipt of the certificates representing the common stock, the company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of the common stock shares during the three months ending December 31, 2001 and does not reflect the shares outstanding as of December 31, 2001.

         On November 28, 2001 the Company issued 50,000 shares of common stock as settlement for contractual obligations to National Financial Communications Corp. (NFCC).

         On November 28, 2001 the Company issued 150,000 shares of common stock as settlement for contractual obligations to Howard Effron.

(7)      Per Share Data

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

         There were 3,296,653 options and 2,290,546 warrants outstanding as of December 31, 2001 to purchase shares of common stock which were not included in the computation of diluted loss per share for the quarter ending December 31, 2001 because the impact would have been antidilutive, while for the six month period ending December 31, 2001 unexercised options and warrants totaling 3,209,476 and 1,256,921, respectively, were included in the per share computations. As of December 31, 2000 there were 3,782,045 options and 1,549,503 warrants outstanding to purchase shares of common stock which were not included in the per share computations for the three and six month periods ending December 31, 2000 because their effect would have been antidilutive.

(8)      Discontinued Operations

         On January 11, 2001, the Company sold IMI, Inc., dba Impact Media, a wholly-owned subsidiary, for $1,631,589 to Capistrano Capital, LLC. The principal shareholder of Capistrano subsequently became a shareholder of the Company. The Company received from Capistrano Capital, LLC. a cash payment of $300,000, with the balance owing of $1,331,589 in the form of a long-term note, payable by Capistrano Capital, LLC. With the purchase, Capistrano Capital assumed responsibility for all current and future funding obligations required by Impact. Since the Company has yet to receive required payments previously due on the note, and IMI, Inc. has not been successful in obtaining additional financing, the Company has reserved the entire $1,331,589 note balance at December 31, 2001. On February 3, 2002 the Company entered into a Debt Cancellation and Stock Issuance Agreement with IMI whereby the note balance and all additional amounts owed to the Company by IMI were exchanged for 200,000 shares of the common stock of IMI and an $80,000, 8% promissory note due to be paid in 24 monthly payments.

         Operating results for the three and six months ended December 31, 2000 include the operating activity of IMI, Inc. Certain information with respect to discontinued operations is summarized as follows:

                                  Three Months Ended          Six Months Ended
                                     December 31                 December 31
                                 --------------------      ---------------------
                                   2001         2000         2001        2000
                                 --------------------      ---------------------
Revenue                          $    -      $491,861       $   -   $1,016,765
Cost of Revenue                       -       300,642           -      634,534
                                 --------------------       --------------------
  Gross profit                        -       191,219           -      382,321
                                 --------------------       --------------------
Total operating expenses              -       273,507           -      666,398
                                 --------------------       --------------------
Loss from discontinued operations
 before other items shown below       -       (82,288)          -     (284,167)
Other income/(expense)                -          (903)          -         (486)
                                 --------------------       --------------------
 Net loss from discontined
  operations                     $    -      $(83,191)      $   -    $(284,653)
                                 --------------------       --------------------

(9)      Related Entity Transactions

         The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation that provides a merchant account solution and used to provide leasing services to small businesses. ECI used to process the financing of the Company's merchant's storefront leases and also sells software services to the Company used for on-line, real-time processing of credit card transactions (merchant accounts). John J. Poelman, President, Chief Operating Officer, and a stockholder of the Company, is the sole stockholder of ECI. Total revenue generated by the Company from ECI merchant account solutions was $1,812,641, and $ 3,396,991 during the six months ended December 31, 2001 and 2000 respectively. The cost to the Company for these products and services during the six months ended December 31, 2001 and 2000 totaled $563,493 and $733,502 respectively. During the six months ended December 31, 2001 and 2000 the Company processed leasing transactions for its customers through ECI in the amounts of $1,090,520 and $1,418,098 respectively. As of December 31, 2001 and 2000 the Company had a receivable from ECI for leases in process of $175,543 and $58,484, respectively.

         The Company offers its customers at its Internet marketing workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is a son of John J. Poelman, President and Chief Operating Officer, and a stockholder of the Company. The Company revenues from the above products and services was $1,946,541 and $0 for the months ended December 31, 20001, and 2000, respectively. The company paid EMS $267,526 and $0 to fulfill these services during the six months ended December 31, 2001 and 2000, respectively.

         The Company engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide various financial services. Shelly Singhal a member of the Company's Board of Directors is a managing director of SBI. During the six months ended December 31, 2001 SBI provided the Company with a Fairness Opinion relating to the proposed merger with Category 5 Technologies, for which the Company paid $67,437, and $85,000 is still payable to SBI for that opinion. In addition, the Company also paid SBI $33,679 for expenses & commissions relating to the Company's private placement stock offering during the six months ended December 31, 2001. The Company issued 2,333,333 shares of the common stock of the Company, and recorded an amount of $85,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI, for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. Effective February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 and the designees disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, the company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of these shares of common stock during the three months ending December 31, 2001 and they are not included in the number of shares outstanding as of December 31, 2001.

(10)     Subsequent Events

         On October 23, 2001, the Company signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. (C5T), pursuant to which, subject to stockholder approval, the Company would be acquired through a merger of a subsidiary of C5T into the Company. On January 15, 2002, the Company and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, the Company agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. The Company did not pay the first monthly installment due under the Termination and Release Agreement on February 1, 2002. On February 8, 2002, the Company received notice from Category 5 that it was in default under the Termination and Release Agreement, and on February 12, 2002, the Company received an acceleration notice from Category 5, whereby Category 5 demanded payment of the entire reimbursement fee plus interest by February 18, 2002. We are currently evaluating this situation and are developing an appropriate response.

         On February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 and the designees disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, the company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of these shares of common stock during the three months ending December 31, 2001 and they are not included in the number of shares outstanding as of December 31, 2001.

         Effective February 3, 2002 the Company entered into a Debt Cancellation and Stock Issuance Agreement with IMI, Inc. (IMI), a former subsidiary. The Company had previously sold IMI to a third party on January 11, 2001. Part of the consideration taken at the time of the sale was a note payable to the Company in the principal amount of $1,331,589. The Debt Cancellation and Stock Issuance Agreement exchanges this note and all additional amounts owed to the Company by IMI for 200,000 shares of the common stock of IMI and an $80,000, 8% promissory note due to be paid in 24 monthly payments. The Company had previously reserved the note for its full face value and the other amounts due the Company were approximately $80,000.

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

General

         The financial statements for the three-month and six-month periods ended December 31, 2000 have been reclassified to conform to current year presentation, including disclosures for discontinued operations.

         For the last two quarters of our fiscal year ended June 30, 2001 and for the six-month period ended December 31, 2001 we have reported net income even though the full fiscal year ended June 30, 2001 showed a net loss of $3,638,736. In spite of the profitable operations for the six-month period ended December 31, 2001, and substantial improvement in our financial condition we continue to have a negative working capital ratio and cash flow from operations in each of the last four quarters has been negative. As discussed in our annual report on Form 10-K and elsewhere in this filing, our liquidity still must be improved.

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

Results of Operations

         Six-month period ended December 31, 2001 and the second fiscal quarter ended December 31, 2001 compared to the Six-month period ended December 31, 2000 and the second fiscal quarter ended December 31, 2000.

         Revenue

         Revenues for the six-month period ended December 31, 2001 decreased to $19,089,789 from $21,605,501 in the comparable period of the prior fiscal year, a decrease of 12%. Revenues for the October to December 2001 quarter, our second fiscal quarter, decreased to $7,455,746 from $14,179,643 in the comparable period of the prior fiscal year, a decrease of 47%. Revenues for the relevant periods are from the design and development of Internet web sites and related consulting projects, revenues from our Internet training workshops (including attendance at the workshop, rights to activate web sites and hosting), sales of banner advertising, web traffic building products, mentoring and transaction processing. We expect future operating revenues to be generated principally from our Internet training workshops following a business model similar to the one used in the latter part of fiscal year 2001. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance. Accordingly, IMI operations from prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations. Subsequently, effective February 3, 2002, we entered into an agreement with IMI, Inc. pursuant to which we agreed to exchange the $1.3 million promissory note for 200,000 shares of common stock of IMI and an $80,000, 8% promissory note due to the paid in 24 monthly installments.

         The decrease in revenues for the six-month period ended December 31, 2001 from the comparable period of the prior fiscal year can be attributed to a reduction in the number of Internet training workshops conducted. In the year 2001 period we held 137 workshops compared to 188 in the year 2000 comparable period, a decrease of 27%. Due to our lack of cash, it was necessary to reduce the number of workshops held and use our limited resources to attract the maximum number of attendees at these workshops. We expect this trend to continue until additional working capital can be raised through a planned sale of unregistered common stock to accredited investors in the near future. Assuming this cash will be available, we will be able to increase the number of workshops held in the United States of America and recommence our international operations. During October and November 2001, we conducted test workshops in New Zealand and Australia for the first time. The workshops were moderately successful and we feel that additional time and money spent to increase our revenues from international operations is warranted.

         The percentage of primary attendees (not including their guests) at our workshops who made a purchase remained approximately the same during the current fiscal period as has been our experience historically.

         The decrease in revenue from fewer workshops was partially offset because of a change in the business model and products for our Galaxy Mall Internet workshop training business and an increase in the prices charged for the products delivered at the workshop.

         Since October 1, 2000, the product sold to our customers at our Internet training workshop has been a "Complete Store-Building Packet" which contains a CD- ROM that includes the necessary computer software, links to the Internet and instructions to allow the customer to construct a storefront without any additional services being supplied by us. If additional assistance is required, we provide it for a fee and charge the customer for the services then rendered. The customer may host the storefront with us or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we recognize the revenue as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale.

         We enjoyed enhanced revenues and earnings during the six-month period ended December 31, 2001, since the amount of revenue deferred from each Internet training workshop sale was greatly reduced and the revenue from prior period sales continued to be recognized during the period. We do not expect this trend to continue as we have now recognized the majority of the deferred revenue carried on our balance sheet. We anticipate that in our third fiscal quarter the amount of revenue recognized from earlier quarters will be approximately equal to that deferred into future periods. If we enjoy a strong growth rate, it is possible that during any one quarter the amount of revenue deferred into future periods will exceed that recognized during the same quarter from sales in prior periods.

         The price of the Complete Store Builder Packet sold at the workshop during the six-month period ended December 31, 2001 was $2,400 compared to the product it replaced that was sold for $1,950 during the six-month period ended December 31, 2000. This is a 23% increase in the revenue generated from each unit sale.

         The decrease in revenues for the three-month period ended December 31, 2001, our second fiscal quarter, from the comparable period of the prior fiscal year can also be attributed to a reduction in the number of Internet training workshops conducted. In the year 2001 period we held 64 workshops, including 10 held in New Zealand and Australia, compared to 93 in the year 2000 comparable period, a decrease of 31%. The reason for the reduction in the number of workshops held is the same as that for the six-month period ended December 31, 2001 as explained above.

         Revenue in the second fiscal quarter was also impacted negatively by the change in our business model described above as it relates to deferred revenue recognition. Revenue recognized during the 2001 period from sales made in prior periods was less than the amount recognized in the quarter ended December 31, 2000.

         Effective January 1, 2002, we began making our product offerings through our Stores Online subsidiary rather than our Galaxy Mall subsidiary. This culminates a year-long plan to adopt the name of our proprietary software for our workshops and to move away from the mall-based hosting environment. Our services have been used for several years by non-mall based merchants, since the principles taught by us work equally well for standalone websites, as they do with sites hosted on the mall. Although Galaxy Mall remains an active web site, new customers are not being added automatically.

         Effective January 1, 2002 the payment options available to customers at our Internet Training Workshops was changed to eliminate the lease finance option. Although approximately 25% of our customers chose the lease finance option during calendar year 2001, we do not believe that the elimination of this option will materially adversely affect the number of customers who purchase at its workshops because we will continue to offer an installment contract payment alternative. The loss of this payment alternative could have a significant impact on our cash flow as discussed below.

          Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the costs to conduct Internet training workshops, program customer storefronts, provide customer support and the cost of tangible products sold. Gross profit for the six-month period ended December 31, 2001 decreased to $16,203,654 from $17,188,082 in the comparable six-month period of the prior fiscal year. Gross profit for the fiscal quarter ended December 31, 2001 decreased to $6,159,180 from $11,952,131 in the comparable quarter of the prior fiscal year.

         The decrease in gross profit in both the six-month period ended December 31, 2001 and the second fiscal quarter is the result of decreased revenues, but partially offset by the following factors:

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

         Gross profit as a percentage of revenue was 85% for the six-month period ended December 31, 2001 compared to 80% in the comparable period of the prior fiscal year. Gross profit as a percentage of revenue was 83% for the quarter ended December 31, 2001 compared to 84% in the comparable period of the prior fiscal year.

         We anticipate that gross profit as a percentage of revenue will decline in future quarters. This decline is expected because of the effect of the deferred revenue amortization discussed above. We believe the achievable gross profit percentage for periods after December 31, 2001 will be similar to what was experienced by our Galaxy Mall subsidiary without regard to the amortization of the deferred revenue, which was approximately 60% to 70%.

         Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the six-month period ended December 31, 2001 were $67,950. They consisted of work on the StoresOnline, version 4 product which is used in the "Complete Store Building Packet" sold at our Internet training workshops. During the six-month period ended December 31, 2000 they were $1,657,337 and consisted mainly of work on the Internet Commerce Center (ICC). Most of the development expenses for the ICC were incurred prior to December 2000. We have completed the basic development of the ICC, as redefined by us.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves, but our business model currently contemplates that in most cases we will pass these costs on to our customers. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are included. Selling and marketing expenses for the six-month period and the quarter ended December 31, 2001 decreased to $6,375,975 and $2,764,178 from $13,690,829 and $6,842,674 in the comparable periods of the prior fiscal year, respectively. The decrease in selling and marketing expenses in both periods is primarily attributable to the reduction in the number of Internet training workshops held and the related costs for direct mail solicitations, newspaper advertising, travel and other expenses associated with the workshops.

         Additional reductions in expenses are associated with the closing of our Business to Business (B2B) and Cable Commerce divisions. As reported in our most recent annual report on Form 10-K and earlier filings when a management change took place in January 2001 sales and marketing activities for these two divisions were terminated. Neither had achieved revenues sufficient to generate a positive cash flow. During the six-month period ended December 31, 2000 there were approximately $1,700,000 in selling and marketing expenses associated with our B2B and Cable Commerce divisions and during the quarter ended December 31, 2000 there were approximately $825,000 of such expenses compared to none during the corresponding periods in the current fiscal year.

         Selling and marketing expenses as a percentage of revenue decreased in the six-month period ended December 31, 2001 to 33% from 63% in the comparable prior year period. Selling and marketing expenses as a percentage of revenue decreased in the quarter ended December 31, 2001 to 37% from 48% in the quarter ended December 31, 2000. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of the deferred revenue explained above.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, bad debts and other general corporate expenses. General and administrative expenses for the six-month period and the fiscal second quarter ended December 31, 2001 decreased to $5,637,379 and $3,236,393 from $9,527,654 and $7,238,944 in the comparable prior year periods, respectively. This decrease is primarily attributable to the elimination of overhead expenses associated with the closed B2B and Cable Commerce divisions, the relocation of our headquarters from Long Beach, California to Orem, Utah, a decrease in bad debts expense and a reduction in salaries and related expenses due to a layoff in the administrative workforce during October 2001. These savings were partially offset by merger related expenses related to the termination of the proposed acquisition of us by Category 5 Technologies, Inc.

         Bad debt expense consists of actual and anticipated losses resulting from the extension of credit terms to and the acceptance of credit cards from our customers when they purchase products at our Internet training workshops. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we do offer installment contracts with payment terms up to 24 months as an alternative. We offer these contracts to all workshop attendees not wishing to use a check or credit card regardless of their credit history, because it is our policy to assist everyone who attends a workshop and wishes to become an Internet merchant to achieve their goal. A down payment at the time of purchase is required. We attempt to sell these installment contracts are sold to various finance companies if our customer has a credit history that meets the finance company's criteria, but we regularly generate more installment contracts of acceptable credit quality than we are able to sell, and during certain periods we have been unable to sell any of the installment contracts generated by our operations. If not sold, we carry the contract and out-source the collection activity.

         Bad debt expense was $2,005,131 in the six-month period ended December 31, 2001 compared to $2,130,985 in the comparable period of the prior fiscal year. Bad debt expense was $1,160,132 in the quarter ended December 31, 2001 compared to $1,809,138 in the quarter ended December 31, 2000. The decrease is principally due to the decrease in the number of installment contracts accepted by us as the sales volume declined.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the six-month period and the quarter ended December 31, 2001 decreased to $301,411 and $149,783 from $821,774 and $411,605 in the comparable periods of the prior fiscal year, respectively.

         Interest Expense

         Interest expenses for the six-month period and the quarter ended December 31, 2001 increased to $1,889,984 and $296,857 from $1,047,908 and
$102,477 in the comparable periods of the prior fiscal year, respectively. We included in interest expense in the six-month period ended December 31, 2001 charges of $212,463 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and charges of $1,666,957 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the current quarter instead of being amortized over the life of the notes.

         We have repaid the various debt instruments, which created the interest expense for the six-month period and the quarter ended December 31, 2000.

         Discontinued Operations

         In January 2001, we sold our subsidiary, IMI, Inc. to a third party. As a result, the loss from discontinued operations is listed on a separate line item in the statement of operations.

Liquidity and Capital Resources

         Cash

         We have incurred substantial losses in the past and may in the future incur additional losses. At December 31, 2001, we had a working capital deficit of $2,455,943 and at June 30, 2001, we had a working capital deficit of $11,352,351. Our capital deficit was $100,001 and $9,306,829 at December 31, 2001 and June 30, 2001, respectively. We generated revenues from continuing operations of $19,089,789 and $7,455,746 for the six-month period and the quarter ended December 31, 2001, respectively. We generated revenues from continuing operations of $21,605,501 and $14,179,643 for the six-month period and the quarter ended December 31, 2000, respectively. For the six-month period ended December 31, 2001 we had a net income of $2,149,620 and for the quarter ended December 31, 2001 we incurred a net loss of $185,688. For the six-month period ended December 31, 2000 we had a net loss of $9,866,271 and for the quarter ended December 31, 2000 we incurred a net loss of $3,186,235. For the six-month period ended December 31, 2001 we recorded negative cash flows from continuing operations of $1,254,127. For the six-month period ended December 31, 2000 we recorded negative cash flows from continuing operations of $5,148,667.

         At December 31, 2001, we had $20,123 cash on hand, a decrease of $129,042 from June 30, 2001.

         Net cash used in operating activities was $1,254,127 for the six-month period ended December 31, 2001. Net cash used in operations was primarily attributable to net income of $2,149,620 from continuing operations plus non-cash charges, but off set by a decrease in deferred revenue of $4,761,973, an increase in accounts receivable of $1,725,863, and a decrease in accounts payable, accrued liabilities and other liabilities of $238,855. The non-cash charges include: common stock issued for settlement agreements $86,000; common stock issued for services $199,657; amortization of debt issue costs $707,385; and amortization of debt discount $1,752,056.

         Net cash provided by financing activities for the six-month period ended December 31, 2001 was $1,124,425. It resulted from the sale of common stock reduced by repayment of bank and other debt.

         As a result of our inability to sell a sufficient number of the installment contracts generated by our Internet workshop training business we do not have sufficient cash from operating activities to meet our immediate working capital and cash requirements. We have historically relied upon private placements of our stock and issuance of debt to generate funds to meet our operating needs We have sought and will continue to seek to raise capital, however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not generated, we may be required to further delay, reduce the scope of, or eliminate one or more of our products or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to all or part of the intellectual property of our StoresOnLine software or the Internet Commerce Center or control of one or more of our businesses.

         During the twelve-month period ended December 31, 2001, we raised approximately $4,894,000 in cash through the sale of unregistered convertible notes and unregistered common stock in private placements to qualified investors. The notes have all been converted into equity. The proceeds from these sales were used to reduce debt and cover negative cash flow from operations.

         Trade Accounts Receivable

         Trade accounts receivable, both current and long-term, net of allowance for doubtful accounts, was $3,815,915 at December 31, 2001 compared to $2,090,051 at June 30, 2001. This increase is due to a larger portion of our sales at the Internet training workshops being financed through installment sales contracts. We have in the past sold, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Because these financial institutions are small, they are limited in the quantities of contracts they can purchase due to limitations on the amount of receivables they may purchase from one person imposed on them by their investors. As a result, we are seeking to develop relationships with other potential purchasers of these installment contracts. In January 2002 we were able to establish one such relationship and began selling contracts again on a limited basis. In the interim, our inability to sell our installment contracts at historic levels has had a material negative impact on our near-term liquidity and cash position.

         Other assets relating to our installment contract sales at December 31, 2001 were $510,265 net of an allowance for doubtful accounts of $1,343,985. When installment contracts are sold, the purchaser holds approximately 20% of the of the purchase price in a reserve that will be returned to us if the contracts are paid in full by our customer. If the customer fails to pay, the purchaser my charge this reserve account for the deficiency. Our obligation to accept such charge backs is limited to the amount in the reserve account. One of the purchasers holding such a reserve is having financial difficulties and therefore we have established an allowance for doubtful accounts of approximately $950,000 to provide for the possibility that the reserve funds may not be returned to us according to the terms of our contract with them.

         Effective January 1, 2002 the payment options available to customers at our Internet Training Workshops was changed to eliminate the lease finance option. Approximately 25% of our customers chose the lease finance option during calendar year 2001. The loss of this payment alternative could have a negative impact on our liquidity because of the difficulty we continue to experience monetizing these customer installment contracts. We recently began to work with a new purchaser of these customer installment contracts but there is no assurance that this person will purchase a sufficient volume of these contracts to replace the liquidity lost as a result of the loss of the lease finance option. The loss of the lease finance option means that we now rely on purchasers of our customer installment contracts for approximately 50% of the operating cash flow of our business, rather than 25% of our operating cash flow. Due to our historical difficulties in selling these installment contracts, this has significantly increased the risk that we will not be able to generate adequate cash from operations to finance our operations.

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

         Accounts Payable

         Accounts payable at December 31, 2001, totaled $1,432,020 as compared to $2,663,066 at June 30, 2001 and compared to $4,708,716 as of March 31, 2001.
The reduction since March is due to payments on past due accounts and settlement agreements reached with vendors. These payments were funded with proceeds from the sale of convertible notes, common stock and unsecured loans from certain of our officers. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to continue to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery.

         Past due payroll taxes

         Past due payroll taxes at December 31, 2001 totaled $660,105 including penalties and interest of $136,807 compared to $497,617 including penalties and interest of $89,685 as of June 30, 2001. We have been current in our payments for payroll taxes during the period November 2, 2001 through February 8, 2002. We have been in contact the Internal Revenue Service (IRS) in an attempt to resolve the matter. We proposed making monthly payments of $50,000 until the obligation is satisfied. On January 30, 2001 the IRS accepted a payment of $50,000 as a show of good faith and took our proposal under advisement. There is a procedure by which part of the penalty could be abated, but it is not possible to estimate at this time if we will be successful in our attempt to reduce the penalty. It is not possible to estimate at this time if the IRS will accept our proposed installment payment plan.

         Deferred Revenue

         Deferred revenue at December 31, 2001 totaled $1,271,619 as compared to $6,033,592 at June 30, 2001. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops.

         We changed the product offered at our Galaxy Mall Internet training workshops and since October 1, 2000, have delivered a "Complete Store-Building Packet" which contains a CD-ROM that includes the necessary computer software, Internet links and instructions to allow the customer to construct its storefront without any additional services being supplied by us. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we will recognize the revenue as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale.

         Capital Deficit

         Total capital deficit decreased to $100,001 during the current fiscal quarter from $9,306,829 at June 30, 2001. This mainly resulted from additions to paid-in capital because of the conversion of debentures and long term notes into common stock, the sale of common stock in a private placement at $0.30 per share and the net income for the six-month period ended December 31, 2001.

         Financing Arrangements

         We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract. Previously we offered a third party leasing option, but this alternative was discontinued as of January 1, 2002. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by our Internet workshop business to third party financial institutions for cash. Because these finance companies are small and have limited resources they have not been able to purchase all of the contracts we would like to sell. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

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

         Proposed merger with Category 5 Technologies, Inc.

         On October 23, 2001, we signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. (C5T), pursuant to which, subject to stockholder approval, we would be acquired through a merger of a subsidiary of C5T into us. On January 15, 2002, we and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, we agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. We did not pay our first monthly installment under the Termination and Release Agreement which was due on February 1, 2002. On February 8, 2002, we received notice from Category 5 that we were in default under the Termination and Release Agreement, and on February 12, 2002, we received an acceleration notice from Category 5, whereby Category 5 demanded payment of the entire reimbursement fee plus interest by February 18, 2002. We are currently evaluating this situation and are developing an appropriate response.

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

         On November 9, 2001, we were served with a summons and complaint from NFCC seeking 250,000 shares of our common stock and damages in the amount of up to $1,000,000 as to be determined at trial. On November 30, 2001 we entered into a Mutual Settlement and Release Agreement with NFCC pursuant to which we issued 50,000 shares of our unregistered common stock to NFCC and its designates in exchange for release from all claims under the original agreement and the summons and complaint.

Item 2.            Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us between October 1, 2001 and December 31, 2001, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         During the quarter ended December 31, 2001, we sold by way of the private placement commenced in the first quarter of fiscal 2002, a total of 2,973,001 additional shares of our common stock for aggregate additional consideration of $891,899. Finders fees and commissions of $258,257 were paid during the six-month period ended December 31, 2001 in connection with total proceeds from the private placement of $2,903,675. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         During the six-month period ended December 31, 2001, we issued 8,592,786 shares of our common stock upon conversion of outstanding convertible promissory notes originally issued in January and April of 2001. In our opinion, the offer and sale of these shares were exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         An aggregate of 2,333,333 shares of our common stock were issued in November 2001 pursuant to the terms of the Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd. The Engagement Agreement, however, was subsequently rescinded pursuant to a Rescission Agreement entered into on February 1, 2002 between us and SBI E2-Capital (USA) Ltd. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of common stock were returned to us, together with all documentation to transfer legal title in the common stock back to us. In addition, SBI E-2 and its designees pursuant to the Engagement Agreement disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, we directed our transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, we did not record the issuance of the common stock shares during the three months ending December 31, 2001 and does not reflect the shares outstanding as of December 31, 2001. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         On November 28, 2001 we issued 200,000 shares of our common stock in settlement of various contractual obligations. The valuation placed on the securities was $86,000. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information

          Changes in the Board of Directors

         Effective January 28, 2002 John J. Poelman resigned as one of our directors. Mr. Poelman continues to serve as our President and Chief Operating Officer and we are currently in discussions with Mr. Poelman concerning the financial terms under which he will continue to serve in these capacities.

         Shelly Singhal has informed us that he intends to resign as one of our directors following the completion of the private placement referred to below.

         We are currently seeking at least two qualified independent directors to replace these persons on our board. We anticipate that they will be named to complete the current term within three days of the completion of any financing.

         Reverse Stock Split

         Due to the low price of our common stock and the resulting lack of interest of our common stock to many investors, as well as other factors, we are currently considering recommending that our stockholders approve a reverse-split of our shares of common stock in the near future. There can be no assurance that this recommendation will be made, what terms the recommendation will consist of, and if made, that the stockholders will approve the reverse split.


         Securities Offering

         We intend to seek to raise approximately $1.5 million in a private placement of our common stock after the filing of this report. The price at which the stock would be offered is not known at this time, but it is anticipated to be at a significant discount to the current market price of our stock. There can be no assurance that, if undertaken, we will be able to successfully complete this offering. The common stock to be issued in the private placement, if completed, will not be registered under United States or state securities laws and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements of the Securities Act of 1933. We do not intend the foregoing to constitute an offer to sell or the solicitation of an offer to buy common stock and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering, solicitation or sale would be unlawful.


Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

                  2.1 Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001 (Incorporated by reference to Exhibit 2.1 to the Form S-4 Registration Statement filed by Category 5 Technologies, Inc. on November 9, 2001).

                  2.2 Termination and Release Agreement dated January 14, 2002 among Netgateway, Inc., Category 5 Technologies, Inc. and C5T Acquisition Corp. (Incorporated by reference to Exhibit 2.1 filed with our Report on Form 8-K dated January 18, 2002)

                  3.2        Amended and Restated  By-Laws of  Netgateway,  Inc.
                             (Incorporated by reference to Exhibit 3.2 filed with our Report on Form 10-Q for the period ended September 30, 2001, filed on November 20, 2001)

                  10.124 Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd. (Incorporated by reference to Exhibit 10.124 filed with our Report on Form 10-Q for the period ended September 30, 2001, filed on November 20, 2001)

                  10.125* Rescission Agreement dated February 1, 2002 between Netgateway, Inc. and SBI-E2 Capital USA Ltd. et al.

                  *  Filed herewith.

    (b)           Reports on Form 8-K

                  (i) Form 8-K filed on October 3, 2001 with respect to a press release disclosing our earnings for the fiscal year ended June 30, 2001.

                   (ii) Form 8-K filed on October 18, 2001 with respect to a press release announcing the signing of a letter of intent to be acquired by Category 5 Technologies, Inc.

                   (iii) Form 8-K filed on January 18, 2002 with respect to a press release announcing the execution of a Termination and Release Agreement with Category 5 Technologies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETGATEWAY, INC.


Date:  February 14, 2002          /s/ Donald Danks
                                  Donald Danks
                                  Chief Executive Officer


Date:  February 14, 2002          /s/ Frank C. Heyman
                                  Frank C. Heyman
                                  Chief Financial Officer