Form 10-Q
period 2002-03-31
NETGATEWAY INC
filed 2002-05-08
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                    Yes X No
                                       --

         The number of shares outstanding of the registrant's common stock as of May 7, 2002: 80,387,263

         When we refer in this Form 10-Q to "Netgateway," the "Company," "we," "our," and "us," we mean Netgateway, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited)
         and at June 30, 2001..................................................3

Unaudited Condensed Consolidated Statements of Operations for the three months and the nine months ended March 31, 2002 and March 31, 2001...........4

Unaudited Condensed Consolidated Statement of Shareholders Equity for the nine months ended March 31, 2002...........................................5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and March 31, 2001...............................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7



                        NETGATEWAY, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets


                                                                                     --------------  ------------
                                                                                         March 31,
                                                                                           2002        June 30,
                                                                                        (unaudited)      2001
                                                                                     --------------  -------------
Assets
Current assets

Cash                                                                                     $ 934,059      $ 149,165
Trade receivables, net of allowance for doubtful accounts of
 $2,958,181 at March 31, 2002 and $1,180,875 at June 30, 2001.                           2,963,559      1,189,853
Inventories                                                                                 32,261         44,726
Prepaid expenses                                                                           313,485        115,935
Common stock subscriptions receivable                                                            -        107,000
Credit card reserves, net of allowance for doubtful accounts of $37,321
 at March 31, 2002 and $173,000 at June 30, 2001.                                          776,062      1,187,502
Other current assets                                                                             -          3,220
                                                                                     --------------  -------------
  Total current assets                                                                   5,019,427      2,797,401

Property and equipment, net                                                                455,904        774,862
Intangible assets, net                                                                     523,519        588,544
Trade receivables, net of allowance for doubtful accounts of $524,970
 at March 31, 2002 and $1,011,774 at June 30, 2001.                                      1,495,733        900,198
Other assets, net of allowance for doubtful accounts of $1,343,985
 at March 31, 2002 and $1,390,640 at June 30, 2001.                                        512,019        993,992
                                                                                     --------------  -------------
  Total Assets                                                                         $ 8,006,602    $ 6,054,997
                                                                                     ==============  =============

Liabilities and Shareholders' Equity (Capital  deficit)

Current liabilities

Accounts payable                                                                       $ 1,460,960    $ 2,127,056
Accounts payable - related party                                                            79,381        536,010
Bank overdraft                                                                             188,890        666,683
Accrued wages and benefits                                                                 995,601        581,400
Past due payroll taxes                                                                     246,325        497,617
Accrued liabilities                                                                        645,377        567,916
Current portion of capital lease obligations                                                54,861         37,802
Notes payable current                                                                            -         97,779
Notes payable - officers and stockholders                                                   40,000        490,000
Loan payable                                                                                     -        100,000
Common stock clearing liability                                                          1,187,629              -
Other current liabilities                                                                  434,785        423,578
Current portion of deferred revenue                                                        832,724      5,618,849
Convertible debenture                                                                            -      2,405,062
                                                                                     --------------  -------------
  Total current liabilities                                                              6,166,533     14,149,753

Deferred revenue, net of current portion                                                    15,873        414,743
Convertible long term notes                                                                      -        442,172
Note payable                                                                               421,530              -
                                                                                     --------------  -------------
  Total liabilities                                                                      6,603,936     15,006,667
                                                                                     --------------  -------------


Commitments and contingencies

Minority interest                                                                          355,159        355,159
                                                                                     --------------  -------------
Shareholder's Equity (Capital deficit)
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 250,000,000 shares; issued and outstanding
    67,954,131 and 24,460,191 shares, at March 31, 2002 and June 30, 2001, respectively     68,138         24,460
  Additional paid-in capital                                                            70,214,658     62,047,292
  Common stock subscription                                                                      -        398,200
  Deferred compensation                                                                    (38,115)       (52,649)
  Accumulated other comprehensive loss                                                      (4,902)        (4,902)
  Accumulated deficit                                                                  (69,192,273)   (71,719,230)
                                                                                     --------------  -------------
    Total shareholders' equity (capital deficit)                                         1,047,507     (9,306,829)
                                                                                     --------------  -------------

Total Liabilities and Shareholders' Equity (Capital deficit)                           $ 8,006,602    $ 6,054,997
                                                                                     ==============  =============


              See Notes to Condensed Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES
       Unaudited Condensed Consolidated Statements of Operations for the
    Three Months and the Nine Months Ended March 31, 2002 and March 31, 2001


                                                       Three Months Ended                   Nine Months Ended
                                            -----------------------------------  ---------------------------------
                                               March 31,          March 31,        March 31,         March 31,
                                                  2002               2001             2002              2001
                                            -----------------   ---------------  ---------------   ---------------


Revenue                                          $ 7,296,696       $ 7,886,385     $ 26,386,485      $ 29,491,885

Cost of revenue                                    1,334,877         1,781,752        3,657,519         5,465,669
Cost of revenue - related party                      157,437           351,619          720,930         1,085,121
                                            -----------------   ---------------  ---------------   ---------------
  Total cost of revenue                            1,492,314         2,133,371        4,378,449         6,550,790

                                            -----------------   ---------------  ---------------   ---------------
  Gross profit                                     5,804,382         5,753,014       22,008,036        22,941,095

Product development                                   19,654                 -           87,604         1,657,337
Selling and marketing                              3,019,211         3,569,952        9,127,660        17,260,782
Selling and marketing - related party                 85,866                 -          353,392                 -
General and administrative                         2,219,734           500,397        7,857,114        10,227,134
Depreciation and amortization                        145,131           229,135          446,542         1,050,908
                                            -----------------   ---------------  ---------------   ---------------
  Total operating expenses                         5,489,596         4,299,484       17,872,312        30,196,161

Income (loss) from continuing operations before
 items shown below                                   314,786         1,453,530        4,135,724        (7,255,066)

Other income (expense)                                98,210            (1,157)         316,876           173,727
Interest expense                                     (35,659)         (241,373)      (1,925,643)       (1,289,280)
                                            -----------------   ---------------  ---------------   ---------------
  Total other expenses                                62,550          (242,530)      (1,608,768)       (1,115,553)

                                            -----------------   ---------------  ---------------   ---------------
Net income (loss) from continuing operations         377,337         1,211,000        2,526,957        (8,370,619)

Discontinued Operations:
(Loss) from operations, less applicable tax
 expense (benefit) of $0                                   -            (1,128)               -          (285,780)
Gain / on disposal, less applicable tax expense
 (benefit) of $0                                           -           363,656                -           363,656
                                            -----------------   ---------------  ---------------   ---------------
Net income (loss)                                  $ 377,337       $ 1,573,528      $ 2,526,957      $ (8,292,743)
                                            =================   ===============  ===============   ===============

Basic earnings (loss) per share:
Income (loss) from continuing operations              $ 0.01            $ 0.06           $ 0.06           $ (0.39)
Income (loss) from discontinued operations                 -              0.02                -              0.01
                                            -----------------   ---------------  ---------------   ---------------
Net income (loss)                                     $ 0.01            $ 0.08           $ 0.06           $ (0.38)
                                            =================   ===============  ===============   ===============

Diluted earnings (loss) per share:
Income (loss) from continuing operations              $ 0.01            $ 0.06           $ 0.06           $ (0.39)
Income (loss) from discontinued operations                 -              0.02                -              0.01
                                            -----------------   ---------------  ---------------   ---------------
Net Income (loss)                                     $ 0.01            $ 0.08           $ 0.06           $ (0.38)
                                            =================   ===============  ===============   ===============

Weighted average shares outstanding:
    Basic                                         48,334,617        21,694,791       41,171,362        21,693,674
    Diluted                                       48,334,617        22,076,955       41,357,795        21,693,674

  See Notes to Condensed Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Shareholders' Equity (Capital Deficit)
                    For the Nine Months Ended March 31, 2002





                                             --------------------------- -------------  -------------
                                                    Common Stock           Additional       Common     -------------  --------------
                                             ---------------------------    Paid-in         Stock        Deferred      Accumulated
                                                 Shares        Amount       Capital       Subscribed    Compensation      Deficit
----------------------------------------------------------  ------------ -------------  -------------  -------------  --------------

Balance July 1, 2001                           24,460,191      $ 24,460  $ 62,047,292      $ 398,200      $ (52,649)  $ (71,719,230)

Stock options exercised                             6,910             7         1,720
Amortization of deferred compensation                   -                                                    13,017
Forfeiture of Deferred Compensation                     -                      (1,517)                        1,517
Stock options issued to consultants                                             6,400
Common stock issued for loan restructuring        100,000           100        12,900
Conversion of convertible debenture             2,800,000         2,800     2,113,084
Conversion of long term notes                   8,592,786         8,593     2,138,702
Private placement of common stock              31,145,662        31,146     3,361,878       (398,200)
Common stock shares issued for outstanding
 liabilities                                      831,915           832       448,399
Net income                                                                                                                2,526,957
Common stock issued for settlement agreements     200,000           200        85,800
----------------------------------------------------------  ------------ -------------  -------------  -------------  --------------
Balance March 31, 2002                         68,137,464      $ 68,138  $ 70,214,658            $ -      $ (38,115)  $ (69,192,273)
                                             =============  ============ =============  =============  =============  ==============

             (Continued Below)

See Notes to Condensed Consolidated Financial Statements





                       NETGATEWAY, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Shareholders' Equity (Capital Deficit)
                    For the Nine Months Ended March 31, 2002
                                   (Continued)

                                                   --------------- ---------------
                                                     Accumulated        Total
                                                        Other         Shareholders'
                                                    Comprehensive       Equity
                                                        loss       (Capital Deficit)
---------------------------------------------     --------------- ----------------

Balance July 1, 2001                                 $ (4,902)    $ (9,306,829)

Stock options exercised                                                  1,727
Amortization of deferred compensation                                   13,017
Forfeiture of Deferred Compensation                                          -
Stock options issued to consultants                                      6,400
Common stock issued for loan restructuring                              13,000
Conversion of convertible debenture                                  2,115,884
Conversion of long term notes                                        2,147,295
Private placement of common stock                                    2,994,824
Common stock shares issued for outstanding
 liabilities                                                           449,231
Net income                                                           2,526,957
Common stock issued for settlement agreements                           86,000
---------------------------------------------  --------------- ----------------
Balance March 31, 2002                               $ (4,902)     $ 1,047,507
                                               =============== ================


See Notes to Condensed Consolidated Financial Statements


                                 NETGATEWAY, INC
            Unaudited Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001

                                                                         --------------------------------
                                                                              2002            2001
                                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                                     $ 2,526,957    $ (8,370,619)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                                  446,542       1,050,908
  Loss on disposal of fixed assets and intangibles                                     -       1,922,397
  Amortization of deferred compensation                                           13,017         275,552
  Expense for loan restructuring and consultant options                           19,400               -
  Interest expense from beneficial conversion feature                                  -         973,293
  Loss on issue of common stock below market value                               199,657               -
  Common stock issued for services                                                     -           7,000
  Amortization of debt issue costs                                               707,385         151,853
  Amortization of debt discount                                                1,752,056         142,424
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                               (2,369,239)       (648,891)
     Inventories                                                                  12,465          29,576
     Prepaid expenses and other current assets                                   (39,849)              -
     Credit card reserves                                                        406,925               -
     Other assets                                                               (374,924)       (223,988)
     Deferred revenue                                                         (5,184,996)     (4,463,412)
     Accounts payable, accrued expenses and other liabilities                   (270,139)      2,696,755
                                                                         --------------------------------
  Net cash used in continuing operating activities                            (2,154,743)     (6,457,152)

  Net cash used in discontinued operations                                             -        (474,360)
                                                                         --------------------------------

  Net cash used in operating activities                                       (2,154,743)     (6,931,512)
                                                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                                     -         300,000
  (Purchase) disposal of equipment                                                (7,698)        (49,987)
                                                                         --------------------------------
          Net cash provided by (used in) investing activities                     (7,698)        250,013
                                                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                    2,529,824               -
     Proceeds for common stock clearing liability                              1,187,629               -
     Proceeds from exercise of options and warrants                                1,727           2,250
     Bank borrowing                                                             (477,793)         29,904
     Proceeds from issuance of notes payable                                           -       1,830,500
     Proceeds from issuance of long term debenture                                     -       2,500,000
     Proceeds from issuance of long term debt                                          -         310,000
     Proceeds from short term note                                                45,000               -
     Repayment of convertible debenture                                         (100,000)
     Repayment of note to related party                                                -        (110,000)
     Repayment of note payable - bank                                            (97,779)              -
     Repayment of capital lease obligations                                      (37,803)              -
     Repayment of notes                                                         (103,470)       (206,001)
     Cash paid for debt issue costs                                                    -        (270,025)
                                                                         --------------------------------
          Net cash provided by financing activities                            2,947,335       4,086,628
                                                                         --------------------------------

NET DECREASE IN CASH                                                             784,894      (2,594,871)

CASH AT THE BEGINNING OF THE PERIOD                                              149,165       2,607,491
Effect of exchange rate changes on cash balances                                       -            (634)


                                                                         --------------------------------
CASH AT THE END OF THE PERIOD                                                  $ 934,059        $ 11,986
                                                                         ================================

Supplemental disclosures of non-cash transactions:
   Interest Expense from beneficial conversion feature                                 -         884,000
   Conversion of debenture to common stock                                     2,115,884               -
   Conversion of long term notes to common stock                               2,147,295               -
   Common stock issued for settlement agreements                                  86,000               -
   Value of warrants in connection with the issuance of convertible long term notes    -         371,000
   Common stock issued for outstanding liabilities                               449,231               -
   Common stock issued for loan restructuring                                     13,000               -
   Common stock issued for services                                                    -           7,000
   Stock options issued to consultants                                             6,400               -

Supplemental disclosure of cash flow information:
Cash paid for Interest                                                             1,732          61,012

           See Notes to Consolidated Financial Statements


                        NETGATEWAY, INC. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Description of Business

         Netgateway, Inc. ("Netgateway" or the "Company"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Netgateway is an e-Services company that provides eCommerce training, technology, continuing education and a variety of other web-based resources to small businesses and entrepreneurs through informational Preview Training Sessions and Internet training workshops. Through these workshops and follow up telemarketing the Company sells its proprietary StoresOnline computer software including tools for the design and development of e-commerce websites, hosting, transaction processing, web traffic building products and mentoring.

         In January 2001, the Company sold one of its subsidiaries that was previously reported as a separate segment, and accordingly has reported the operations as discontinued operations in the accompanying condensed consolidated financial statements.


         The information at March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America (US GAAP). The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K filed with the SEC.

(2) Certain prior-period amounts have been reclassified to conform to the current period presentation.

(3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and a cumulative net loss of approximately $69 million through March 31, 2002. At March 31, 2002 the Company had a working capital deficit of $1,147,106 and an equity balance of $1,047,507. For the nine months ended March 31, 2002 and 2001 the Company recorded negative cash flows from continuing operations of $2,050,825 and $6,457,152, respectively. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, the Company may not be able to execute its strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 231,000 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 90,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 10,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $1.625 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000. Of the $371,000, $259,000 is accounted for as additional paid in capital and debt discount and was amortized over the life of the debt. The remaining balance is accounted for as debt issuance costs included in other assets and was amortized over the life of the debt.

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

         Effective July 11, 2001 the Company and King William entered into a Second Restructuring Agreement. The Company agreed to pay, and King William agreed to accept, in full and final satisfaction of the Debenture at a closing effective September 10, 2001, (i) a cash payment of $100,000, (ii) a $400,000 promissory note of the Company due August 2004 bearing interest at 8% per annum and (iii) 2,800,000 shares of the Company's common stock. No accrued interest was payable in connection with these payments. King William has agreed to certain volume limitations relating to the subsequent sale of its shares of the Company's common stock and has also agreed to forgive the promissory note if the Company meets certain specific requirement including a minimal amount ($2,250,000) of proceeds King William receives from its sale of Company common stock. No gain or loss on the exchange of shares for debt was recorded in the accompanying financial statements. The Company was in default under the Second Restructuring Agreement for failure to make interest payments on November 10, 2001 and February 10, 2002, as called for by the agreement. King William may accelerate payment of the unpaid balance of the note plus accrued interest upon written notice to the Company. No written notice of default has been received.

         Effective February 13, 2002 the Company and King William agreed to amend certain terms of the Second Restructuring Agreement subject to receipt of an equity investment of $1,000,000 by the Company prior to March 15, 2002, which condition was deemed satisfied. The New Note was amended to provide for a final maturity on July 10, 2006 and to provide that interest shall accrue at the rate stated in the New Note and be added to the principal balance until August 13, 2002. In addition, interest payable may be paid in either cash or common stock of the Company, which common stock is to be valued at an amount equal to the average closing bid price of the Company's common stock during the five trading days prior to the date the interest payment is made. Upon the signing of this agreement the Company issued 100,000 shares of common stock to King William. The Company is no longer required to file a registration statement with respect to the common stock of the Company currently held by King William or acquirable by it upon exercise of the warrants held by it. King William has waived any default by the Company under the Second Restructuring Agreement and the New Notes. Finally, the selling limitations in Section 4 of the Second Agreement are no longer in effect and King William is only bound by the limitations under Rule 144 relating to the resale of any securities.

(5)      Convertible Long Term Notes Payable

         In January and April 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $2,076,500. The terms of Notes required them to be repaid on July 1, 2004 and accrual of interest at the rate of eight percent (8%) per annum. The Notes were convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Notes. The Notes were convertible into shares of common stock of the Company by dividing the Note balance on the date of conversion by $.25, subject to Conversion Price Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes was calculated to be $1,347,480 and was recorded as debt discount on the balance sheet, and was amortized over the life of the Notes.

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

(6)      Shareholders' Equity

         During the nine month period ended March 31, 2002, the Company issued 6,910 shares of common stock upon the exercise of employee stock options.

         In June 2001 pursuant to a private placement agreement, the Company received subscription agreements aggregating $398,200 for the sale of common stock at a price of $0.30 per share. As of June 30, 2001 the Company collected $291,200 of these subscriptions and recorded a receivable of $107,000 that was subsequently received. During the nine month period ended March 31, 2002 the Company issued 9,678,925 shares of common stock pursuant to a private placement agreement and recorded $258,257 of placement agent and finders' fees, relating to the private placement offering, against Additional Paid in Capital.

         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International ("ECI"), a company owned by a director of and the president of Netgateway, Inc., pursuant to which, among other matters, the Company agreed to issue to ECI a total of 831,915 shares of common stock of the Company at a price of $.30 per share in exchange for the release by ECI of trade claims by ECI against the Company totaling $249,575 in the aggregate. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in cost of revenue.

         On November 13, 2001, the Company issued 2,333,333 shares of the common stock of the Company, and recorded an amount of $150,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI E-2 Capital (USA) Ltd., for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies, Inc.. Shelly Singhal, who at that time was a member of the Company's Board of Directors, is a managing director of SBI E-2 Capital (USA) Ltd. The business combination transaction between the Company and Category Five Technologies, Inc. was never consummated. On account of the termination of this proposed transaction, SBI E-2 Capital
(USA) Ltd. was not able to complete the provision of the financial advisory services to the Company. Effective February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 Capital (USA) Ltd. and the designees disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, the Company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of the common stock shares during the three months ending December 31, 2001 and does not reflect the shares outstanding as of March 31, 2002.

         On November 28, 2001 the Company issued 50,000 shares of common stock as settlement for contractual obligations to National Financial Communications Corp. (NFCC).

         On November 28, 2001 the Company issued 150,000 shares of common stock as settlement for contractual obligations to Howard Effron.

         In January 2002 the Company recorded $6,400 of compensation expense for stock options issued to consultants.

         On February 27, 2002 the Company issued 100,000 shares of common stock pursuant to the amendment of the Second Restructuring Agreement with King William, LLC.

         During the three-month period ending March 31, 2002 the Company issued 83,333 common shares of the Company at $.30 a share for funds received relating to the 2001 private placement of Common Stock. In addition, as part of a private placement which commenced during the third quarter of fiscal year 2002 the Company issued 21,383,404 of common stock at a price of $.04 per share.

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

         There were 3,202,508 options and 2,325,685 warrants outstanding as of March 31, 2002 to purchase shares of common stock which were not included in the computation of diluted loss per share for the quarter ending March 31, 2002 because the impact would have been antidilutive, while for the nine month period ending March 31, 2002 unexercised options and warrants totaling 425,990 and 750,000, respectively, were included in the per share computations. There were 5,111,752 options and 5,541,896 warrants to purchase shares of common stock that were outstanding as of March 31, 2002, of which 382,164 were included in the computation of diluted earnings per share for the quarter ending March 31, 2001.

(8)      Discontinued Operations

         On January 11, 2001, the Company sold IMI, Inc., dba Impact Media, a wholly-owned subsidiary, for $1,631,589 to Capistrano Capital, LLC. The principal shareholder of Capistrano subsequently became a shareholder of the Company. The Company received from Capistrano Capital, LLC. a cash payment of $300,000, with the balance owing of $1,331,589 in the form of a long-term note, payable by Capistrano Capital, LLC. With the purchase, Capistrano Capital assumed responsibility for all current and future funding obligations required by Impact. Since the Company had yet to receive required payments previously due on the note, and IMI, Inc. had not been successful in obtaining additional financing, the Company reserved the entire $1,331,589 note balance at December 31, 2001.

         Operating results for the three and nine months ended March 31, 2001 do not include the operating activity of IMI, Inc. Certain information with respect to discontinued operations is summarized as follows:




                                                      ------------------------------- -------------------------------
                                                            Three Months Ended              Nine Months Ended
                                                      ------------------------------- -------------------------------
                                                        March 31,       March 31,       March 31,       March 31,
                                                           2002           2001             2002           2001
                                                      ------------------------------- -------------------------------

Revenue                                               $       -        $ 100,098       $     -         $1,116,863
Cost of revenue                                               -           69,298             -            703,831
                                                      ------------------------------- -------------------------------
   Gross profit                                               -           30,800             -            413,032
Total operating expenses                                      -           32,181             -            698,580
                                                      ------------------------------- -------------------------------
Income (loss) from discontinued operations
   Before other item shown below                              -           (1,381)            -           (285,548)
Other income / (expense)                                      -              253             -               (232)
                                                      ------------------------------- -------------------------------
   Net income (loss) from discontinued operations      $      -        $  (1,128)            -          ($285,780)

                                                      =============================== ===============================


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

(9)      Related Party Transactions

         The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation that provides a merchant account solution formerly provided leasing services to small businesses. ECI used to process the financing of the Company's merchant's storefront leases and also sells software services to the Company used for on-line, real-time processing of credit card transactions (merchant accounts). John J. Poelman, currently our Chief Executive Officer, and a director and stockholder of the Company, is the sole stockholder of ECI. Total revenue generated by the Company from ECI merchant account solutions was $3,363,486, and $4,975,743 during the nine months ended March 31, 2002 and 2001 respectively. The cost to the Company for these products and services during the nine months ended March 31, 2002 and 2001 totaled $720,930 and $1,085,121 respectively. During the nine months ended March 31, 2002 and 2001 the Company processed leasing transactions for its customers through ECI in the amounts of $1,090,520 and $2,527,594 respectively. Effective January 1, 2002 ECI is no longer providing leasing services. As of March 31, 2002 and 2001 the Company had a receivable from ECI for leases in process of $134,064 and $0, respectively.

         The Company offers its customers at its Internet marketing workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is a son of John J. Poelman, currently our Chief Executive Officer, and a director and stockholder of the Company. The Company revenues realized from the above products and services were $3,196,348 and $0 for the nine months ended March 31, 2002, and 2001, respectively. The Company paid EMS $353,392 and $0 to fulfill these services during the nine months ended March 31, 2002 and 2001, respectively.

         The Company engaged SBI-E2 Capital USA Ltd. ("SBI") and its related company vFinance, Inc. ("vF") as financial consultants to provide various financial services. Shelly Singhal, who was a member of the Company's Board of Directors until March 31, 2002, is a managing director of SBI and vF. During the nine month period ended March 31, 2002, SBI provided the Company with a fairness opinion relating to the proposed merger with Category 5 Technologies, for which the Company paid $67,437, and $85,000 was still payable to SBI for that opinion as of March 31, 2002. In addition the Company also paid SBI $48,679 and vFinance $68,791 for services, expenses and commissions relating to the Company's two private placements of Common Stock during the nine months ended March 31, 2002.

         The Company issued 2,333,333 shares of the common stock of the Company pursuant to the October 10, 2001 agreement with SBI, for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. Effective February 1, 2002 an agreement was entered into between the Company and SBI to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 2,333,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI and the designees disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, the Company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of these shares of common stock during the nine months ending March 31, 2002 and they are not included in the number of shares outstanding as of March 31, 2002.

(10)     Subsequent Events

         On October 23, 2001, the Company signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. ("C5T"), pursuant to which, subject to stockholder approval, the Company would have been acquired through a merger of a subsidiary of C5T into the Company. On January 15, 2002, the Company and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, the Company agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. The Company did not pay the first monthly installment due under the Termination and Release Agreement on February 1, 2002. On February 8, 2002, the Company received notice from Category 5 that it was in default under the Termination and Release Agreement, and on February 12, 2002, the Company received an acceleration notice from Category 5, whereby Category 5 demanded payment of the entire reimbursement fee plus interest on February 18, 2002. On April 5, 2002 Category 5 commenced a lawsuit to collect amounts due under the Termination Agreement. Effective April 11, 2002 Shelly Singhal, a member of the board of directors of Category 5, signed an agreement pursuant to which Category 5 agreed to allow the Company to defer payment of amounts due under the Termination and Release Agreement for one year but the lawsuit remains pending at this time. We are currently evaluating this situation and are developing an appropriate response. Due to the uncertainty of the outcome, the entire $260,630 fee has been accrued by us and is carried on our books as a current liability.

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

General

         The financial statements for the three-month and nine-month periods ended March 31, 2001 have been reclassified to conform to current year presentation, including disclosures for discontinued operations.

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

Review of our financial statements by the Securities and Exchange Commission

         On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent us their letter of comment pointing out areas of concern and requesting that we answer their questions and provide additional information. We responded to their comments on March 22, 2002. On April 16, 2002 they sent a second letter of comment asking for explanations to support our accounting treatment of certain transactions, requested that we explain how our treatment was consistent with the literature for Generally Accepted Accounting Principles (GAAP) and asked for additional information. The remaining issues have to do with revenue recognition as it relates to our sale of computer software, our extended payment arrangements, our private placement of convertible notes in January 2001, and a further explanation of related party transactions. We believe our accounting treatment in all cases is correct, but as of the date of this filing we have not concluded our discussion with the SEC. Should it be determined that our accounting was not correct it is possible that certain prior periods financial statements will have to be restated.

Results of Operations

         Nine-month period ended March 31, 2002 compared to the Nine-month period ended March 31, 2001.

         Revenue

         Revenues for the nine-month period ended March 31, 2002 decreased to $26,386,485 from $29,491,885 in the comparable period of the prior fiscal year, a decrease of 11%. Revenues are from our Internet training workshops (including attendance at the workshop, computer software including tools for the design and development of e-commerce websites, transaction processing and hosting), web traffic building products and mentoring. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance. Accordingly, IMI operations from prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations. Subsequently, effective February 3, 2002, we entered into an agreement with IMI, Inc. pursuant to which we agreed to exchange the $1.3 million promissory note for 200,000 shares of common stock of IMI and an $80,000, 8% promissory note due to be paid in 24 monthly installments.

         The decrease in revenues for the nine-month period ended March 31, 2002 from the comparable period of the prior fiscal year can be attributed to a reduction in the number of Internet training workshops conducted. During the fiscal year 2002 period we held 186 workshops compared to 268 in the fiscal year 2001 comparable period, a decrease of 31%. Due to our lack of cash and because of unfavorable economic conditions it was necessary to reduce the number of workshops held and use our limited resources to attract the maximum number of attendees at these workshops. We do not expect this trend to continue because additional working capital was raised through a sale $2,437,147 of unregistered common stock to accredited investors in a private placement completed May 6, 2002. We anticipate that the proceeds of this offering will enable us to increase the number of workshops held in the United States of America and renew our international operations. During October and November 2001, we conducted workshops on a test basis in New Zealand and Australia for the first time. The workshops were moderately successful and we feel that additional time and money spent to increase our revenues from international operations is warranted.

         The percentage of primary attendees (not including their guests) at our workshops who made a purchase remained approximately the same during the current fiscal period as has been our experience historically.

         The decrease in revenue from fewer workshops was partially offset because of a change in the business model and products for our Galaxy Mall and StoresOnline Internet workshop training business and an increase in the prices charged for the products delivered at the workshop.

         Effective October 1, 2000, the product sold to our customers at our Internet training workshop was changed to a "Complete Store-Building Packet" which today contains a CD- ROM that provides access to powerful tools and instructions that allow the customer to construct a storefront themselves. If additional assistance is required, we provide it for a fee and charge the customer for the services when rendered. The customer may host the storefront with us or any other provider of Internet hosting services. If our customer elects to publish his/her website and host it with us there is an additional setup and hosting fee which includes twelve months of hosting. The prepaid hosting revenue is recognized as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale.

         Revenues and earnings during the nine-month period ended March 31, 2002 were enhanced since the amount of revenue deferred from each Internet training workshop sale was greatly reduced and the revenue from prior period sales continued to be recognized during the period. We do not expect this trend to continue as we have now recognized all but $848,000 of the deferred revenue carried on our balance sheet. We anticipate that in our fourth fiscal quarter the amount of revenue recognized from earlier quarters will be approximately equal to that deferred into future periods.

         The price of the Complete Store Builder Packet sold at the workshop during the nine-month period ended March 31, 2002 was $2,400 compared to a price of $1,950 for the comparable product sold at the start of the nine-month period ended March 31, 2001. This is a 23% increase in the revenue generated from each unit sale.

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

         Effective January 1, 2002, the payment options available to customers at our Internet Training Workshops were changed to eliminate the lease finance option. Although approximately 25% of our customers chose the lease finance option during calendar year 2001, we do not believe that the elimination of this option will materially adversely affect the number of customers who purchase at our workshops because we will continue to offer an installment contract payment alternative.

         The Securities and Exchange Commission has requested that we explain how our revenue recognition policy is consistent with the literature for Generally Accepted Accounting Principles (GAAP). Specifically the SEC is questioning whether or not our sale at workshops is a multiple element transaction and if any portion of the sale should be deferred into future accounting periods. The SEC is also questioning whether or not our accounting treatment for our 24-month installment contract financed transactions is proper as an extended payment arrangement for a software sale. Under some circumstances an extended payment arrangement could require that the revenue from such a transaction be recognized as the monthly payments become due rather than at the time the purchased products are delivered to our customer. In both cases we feel that our accounting has been proper, but as of the date of this quarterly report we have not concluded our discussion with the SEC. Should it be determined that our accounting was not correct it is possible that prior periods financial statements will have to be restated. The restatement, if required, would probably reduce the revenue recorded during this fiscal period and thus affect net income or loss. We have not completed an analysis to determine the amount of any adjustment that would have to be recorded since we are confident that our accounting has been correct. The SEC has not questioned whether a proper sales transaction took place, but rather the fiscal period in which it should be recognized.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the costs to conduct Internet training workshops, program customer storefronts, provide customer support and the cost of tangible products sold. Gross profit for the nine-period ended March 31, 2002 decreased to $22,008,036 from $22,941,095 in the comparable nine-month period of the prior fiscal year. The decrease in gross profit in the nine-month period ended March 31, 2002 is the result of decreased revenues, but partially offset by the following factors:

               o Savings realized in programming and providing customer support because of the delivery of the "Complete Store-Building Packet" as the product sold at the workshop. The Complete Store-Building Packet provides access to powerful tools that allow our customers to develop their eCommerce storefront themselves. Prior to this technology we were required to spend more resources assisting our customers to publish their storefronts.

               o The cost of conducting our Internet training workshops remained relatively constant per workshop, while the selling price of the products delivered at the workshops increased.

               o Our cost of the on line, real time credit card processing product which we resell decreased.

               o The percentage of primary attendees at the workshops who purchased the Complete Store-Building Packet remained approximately the same as it had been in the former business model.

         Gross profit as a percentage of revenue was 83% for the nine-month period ended March 31, 2002 compared to 78% in the comparable period of the prior fiscal year. We anticipate that gross profit as a percentage of revenue will decline in future quarters. This decline is expected because of the effect of the deferred revenue amortization discussed above. We believe the achievable gross profit percentage for periods after March 31, 2002 will be similar to what was experienced by our Galaxy Mall subsidiary without regard to the amortization of the deferred revenue, which was approximately 60% to 70%.

         Product Development

         Product development expenses consist primarily of payroll and related expenses for development, editorial, creative and systems personnel as well as outside contractors. Product development expenses for the nine-month period ended March 31, 2002 were $87,604 as compared to $1,657,337 in the comparable period of the prior fiscal year. During the current fiscal year they consisted of work on the StoresOnline, version 4 product which is used in the "Complete Store Building Packet" sold at our Internet training workshops. During the nine-month period ended March 31, 2001 they were $1,657,337 and consisted mainly of work on the Internet Commerce Center (ICC). Most of the development expenses for the ICC were incurred prior to December 2000. We have completed the basic development of the ICC, as redefined by us.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves, but our business model currently contemplates that in most cases we will pass these costs on to our customers. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing and the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. We also contract with telemarketing companies and commissions earned by them are included. Selling and marketing expenses for the nine-month period ended March 31, 2002 decreased to $9,481,052 from $17,260,782 in the comparable period of the prior fiscal year. The decrease in selling and marketing expenses is primarily attributable to the reduction in the number of Internet training workshops held and the related costs for direct mail solicitations, newspaper advertising, travel and other expenses associated with the workshops. As a result of lower workshop sales telemarketing sales also declined since the leads used by our outside telemarketing subcontractor are generated from workshop attendees. Telemarketing commissions included in Selling and Marketing expenses declined as a result.

         Additional reductions in expenses are associated with the closing of our Business to Business (B2B) and Cable Commerce divisions. As reported in our most recent annual report on Form 10-K and earlier filings when a management change took place in January 2001 sales and marketing activities for these two divisions were terminated. Neither had achieved revenues sufficient to generate a positive cash flow. During the nine-month period ended March 31, 2001 there were approximately $1,700,000 in selling and marketing expenses associated with our B2B and Cable Commerce divisions compared to none during the corresponding period in the current fiscal year.

         Selling and marketing expenses as a percentage of revenue decreased in the nine-month period ended March 31, 2002 to 36% from 59% in the comparable prior year period. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of the deferred revenue explained above.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, bad debts and other general corporate expenses. General and administrative expenses for the nine-month period ended March 31, 2002 decreased to $7,857,114 from $10,227,134 in the comparable prior year period. This decrease is primarily attributable to the elimination of overhead expenses associated with the closed B2B and Cable Commerce divisions, the relocation of our headquarters from Long Beach, California to Orem, Utah, a reduction in salaries and related expenses due to a layoff in the administrative workforce during October 2001, but partially off set by an increase in bad debts expense and by merger related expenses associated with the termination of the proposed acquisition of us by Category 5 Technologies, Inc.

         Bad debt expense consists of actual and anticipated losses resulting from the extension of credit terms to and the acceptance of credit cards from our customers when they purchase products at our Internet training workshops. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months as an alternative. We make these contracts available to all workshop attendees not wishing to use a check or credit card regardless of their credit history, because it is our policy to assist everyone who attends a workshop and wishes to become an Internet merchant to achieve their goal. A down payment at the time of purchase is required. We attempt to sell these installment contracts to various finance companies if our customer has a credit history that meets the finance company's criteria. We regularly generate more installment contracts of acceptable credit quality than we are able to sell. If not sold, we carry the contracts in our accounts receivable and out-source the collection activity.

         Bad debt expense was $3,256,152 in the nine-month period ended March 31, 2002 compared to $1,360,911 in the comparable period of the prior fiscal year. The increase is principally due to an increase in the number of installment contracts carried by the Company and to an adjustment made to bad debt expense in the prior fiscal year. During the third quarter of fiscal year 2001 it was determined by analysis that our allowance for doubtful accounts was higher than required based on the potential risk in the accounts receivable. Accordingly the allowance was adjusted resulting in a negative bad debt expense for that quarter which effected the nine month period ended March 31, 2001.

          Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the nine-month period decreased to $446,542 from $1,050,908 in the comparable period of the prior fiscal year.

         Interest Expense

         Interest expenses for the nine-month period March 31, 2002 increased to $1,925,643 from $1,289,280 in the comparable period of the prior fiscal year. We included in interest expense in the nine-month period ended March 31, 2002 charges of $212,463 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and charges of $1,666,957 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the current fiscal year instead of being amortized over the life of the notes.

         We have repaid the various debt instruments, which created the interest expense for the nine-month period ended March 31, 2001.

         Discontinued Operations

         In January 2001, we sold our subsidiary, IMI, Inc. to a third party. As a result, the loss from discontinued operations is listed on a separate line item in the statement of operations.


         Three-month period ended March 31, 2002 compared to the Three-month period ended March 31, 2001.

         Revenue

         Revenues for the January to March 2002 quarter, our third fiscal quarter, decreased to $7,296,696 from $7,886,385 in the comparable period of the prior fiscal year, a decrease of 7%.

         The decrease in revenues for the three-month period ended March 31, 2002 from the comparable period of the prior fiscal year is attributable to a reduction in the number of Internet training workshops conducted. In the fiscal year 2002 period we held 50 workshops compared to 80 in the fiscal year 2001 comparable period, a decrease of 38%. The reason for the reduction in the number of workshops held is the same as that for the nine-month period ended March 31, 2002 as explained above.

         Revenue in the third fiscal quarter was also impacted negatively by the change in our business model described above as it relates to deferred revenue recognition. Revenue recognized during the quarter ended March 31, 2002 from sales made in prior periods was approximately $3.8 million less than the amount recognized in the quarter ended March 31, 2001.

         Gross Profit

         Gross profit for the fiscal quarter ended March 31, 2002 increased to $5,804,382 from $5,753,014 in the comparable quarter of the prior fiscal year.

         The increase in gross profit in the third fiscal quarter, in spite of a decrease in revenues, is the result of the following factors:

               o The savings realized in programming and providing customer support because of the delivery of the "Complete Store-Building Packet" as the product sold at the workshop. The Complete Store-Building Packet provides access to powerful tools that allow our customers to develop their eCommerce-enabled storefront themselves. Prior to this technology we were required to spend more resources assisting our customers to publish their storefronts.

               o The cost of conducting our Internet training workshops remained relatively constant per workshop, while the selling price of the products delivered at the workshops increased.

               o Our cost of the on line, real time credit card processing product which we resell decreased.

               o The percentage of primary attendees at the workshops who purchased the Complete Store-Building Packet remained approximately the same as it had been in the former business model.

         Gross profit as a percentage of revenue was 80% for the quarter ended March 31, 2002 compared to 73% in the comparable period of the prior fiscal year.

         Selling and Marketing Expenses

         Selling and marketing expenses for quarter ended March 31, 2001 decreased to $3,105,077 from $3,569,952 in the comparable period of the prior fiscal year. The decrease in selling and marketing expenses is primarily attributable to the reduction in the number of Internet training workshops held and the related costs for direct mail solicitations, newspaper advertising, travel and other expenses associated with the workshops.

         Selling and marketing expenses as a percentage of revenue decreased in the quarter ended March 31, 2001 to 43% from 45% in the comparable prior year period. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of the deferred revenue explained above.

         Administrative Expenses

         Administrative expenses increased in the quarter ended March 31, 2002 to $2,219,734 from $500,397 in the quarter ended March 31, 2001. This was mainly due to an increase in bad debt expense. During the fiscal 2002 quarter bad debt expense was $1,251,021 compared to a negative $770,074 in the quarter ended March 31, 2001. In fiscal year 2001 it was determined by analysis that our allowance for doubtful accounts was higher than required based on the potential risk in the accounts receivable. Accordingly the allowance was adjusted resulting in a negative bad debt expense for that quarter.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and a write down of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the quarter ended March 31, 2002 decreased to $145,131 from $229,135 in the comparable period of the prior fiscal year.

         Interest Expense

         Interest expenses for the quarter ended March 31, 2002 decreased to $35,659 from $241,373 in the comparable period of the prior fiscal year. We have repaid the various debt instruments, which created the interest expense for the three-month period and the quarter ended March 31, 2001.

Liquidity and Capital Resources

         Cash

         At March 31, 2002, we had a working capital deficit of $1,147,106 and at June 30, 2001, we had a working capital deficit of $11,352,352. Our stockholders' equity at March 31, 2002 was $1,047,507 compared to a capital deficit of $9,306,829 at June 30, 2001. For the nine-month period ended March 31, 2002 we recorded negative cash flows from continuing operations of $2,154,743. For the nine-month period ended March 31, 2001 we recorded negative cash flows from continuing operations of $6,457,152.

         At March 31, 2002, we had $934,059 cash on hand, an increase of $784,894 from June 30, 2001.

         Net cash used in operating activities was $2,154,743 for the nine-month period ended March 31, 2002. Net cash used in operations was primarily attributable to net income of $2,526,957 from continuing operations plus non-cash charges, but off set by a decrease in deferred revenue of $5,184,996, an increase in accounts receivable of $2,369,239, and a decrease in accounts payable, accrued expenses and other liabilities of $270,139. The non-cash charges include: amortization of debt issue costs $707,385; and amortization of debt discount $1,752,056.

         Net cash provided by financing activities for the nine-month period ended March 31, 2002 was $2,972,458. It resulted primarily from the sale of common stock reduced by repayment of bank and other loans. During the period we sold unregistered common stock to accredited investors in private placements. $2,529,824 of the proceeds resulted from shares actually issued during the period and an additional $1,187,629 was received and placed into an escrow account pending completion of the required documents to complete the transaction. The cash held in the escrow account is reflected on the balance sheet as a current liability. After the completion of the quarter the requisite documentation was received and the private placement completed.

         We have historically relied upon private placements of our stock and issuance of debt to generate funds to meet our operating needs. We have sought and will continue to seek to raise capital, however, there can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not generated, we may not be able to execute our strategic plan and may be required to obtain funds through arrangements that require us to relinquish rights to all or part of the intellectual property of our StoresOnLine software or control of our business.

         Trade Accounts Receivable

         Trade accounts receivable, both current and long-term, net of allowance for doubtful accounts, was $4,459,292 at March 31, 2002 compared to $2,090,051 at June 30, 2001. This increase is due to a larger portion of our sales at the Internet training workshops being financed through installment sales contracts. We sell, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. These institutions limit the quantities of contracts they purchase from us because of their diversification requirements and, in some cases, their limited capital. Contracts sold during the third fiscal quarter were sold subject to full recourse by the purchasing finance company. The original principal balance of the contracts sold during the third fiscal quarter was $854,741, the remaining amount due as of March 31, 2002 was $807,505 and we established a reserve for the exercise by the finance company of its rights of recourse to us of $267,966. In the interim, as we continue to seek relationships with other potential purchasers of these installment contracts, our inability to sell all of the installment contracts generated by our workshops has a material negative impact on our near-term liquidity and cash position.

         Other assets relating to our sales of installment contracts prior to January 1, 2002 were $512,019 net of an allowance for doubtful accounts of $1,343,985. When installment contracts are sold, in some cases the purchaser holds approximately 20% of the of the purchase price in a reserve that will be returned to us if the contracts are paid in full by our customer. If the customer fails to pay, the purchaser may charge this reserve account for the deficiency. Our obligation to accept such charge backs is limited to the amount in the reserve account. One of the purchasers holding such a reserve is having financial difficulties and therefore we have included in our allowance for doubtful accounts approximately $950,000 to provide for the possibility that the reserve funds may not be returned to us according to the terms of our contract with them.

         Effective January 1, 2002 the payment options available to customers at our Internet Training Workshops was changed to eliminate the lease finance option. Approximately 25% of our customers chose the lease finance option during calendar year 2001. Although we believe that most of our customers who would have chosen the lease finance option will now select our installment sales contract as an alternative, the loss of this payment method could have a negative impact on our liquidity. This is because of the difficulty we continue to experience monetizing these customer installment contracts. As noted above, we recently began to work with a new purchaser of these customer installment contracts but there is no assurance that this company will purchase a sufficient volume of these contracts to replace the liquidity lost as a result of the loss of the lease finance option.

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

         Arrangements with King William, LLC

         On September 10, 2001 King William exchanged the remaining balance of the convertible debenture into 2,800,000 shares of our common stock, a cash payment of $100,000 and note due on August 15, 2004 in the amount of $400,000. Effective February 13, 2002 the maturity of this note was extended to August 15, 2006 and 100,000 additional shares of common stock were issued to King William in connection therewith.

         Accounts Payable

         Accounts payable at March 31, 2002, totaled $1,540,341 as compared to $2,663,066 at June 30, 2001 and compared to $4,708,716 as of March 31, 2001. The reduction since March 2001is due to payments on past due accounts and settlement agreements reached with vendors. These payments were funded with proceeds from the sale of convertible notes, common stock and unsecured loans from certain of our officers, which loans have been repaid. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to continue to extend their payment terms until we resolve our current liquidity problems. A number of suppliers and service providers now require payment in advance or on delivery.

         Past due payroll taxes

         Past due payroll taxes at March 31, 2002 totaled $246,325 compared to $497,617 as of June 30, 2001 and $660,105 at December 31, 2001. We have made timely payments of all new payroll taxes due during the period November 2, 2001 through the date of this report. We have been in contact the Internal Revenue Service (IRS) to resolve the matter. During the period January 30, 2002 through May 1, 2002 we paid the IRS $600,000 toward our back taxes, interest and penalties and as of May 1, 2002 the total due the IRS was $122,206. There is a procedure by which part of the penalty could be abated, but it is not possible to estimate at this time if we will be successful in our attempt to reduce the penalty. The cash paid to the IRS was part of the proceeds from the recently completed private placement of our common stock.

         Deferred Revenue

         Deferred revenue at March 31, 2002 totaled $848,597 as compared to $6,033,592 at June 30, 2001. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops.

         We changed the product offered at our Galaxy Mall Internet training workshops and since October 1, 2000, have delivered a "Complete Store-Building Packet" which now contains a CD-ROM that provides access to powerful tools and instructions that allow customers to construct their storefront themselves. If additional assistance is required, we will provide it for a fee and charge the customer after the services are rendered. The customer may host the storefront with us, or any other provider of Internet hosting services. If the customer elects to prepay us for hosting, we will recognize the revenue as the service is rendered. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of sale.

         Capital Deficit

         Our stockholders' equity at March 31, 2002 was $1,047,507 compared to a capital deficit of $9,306,829 at June 30, 2001. This mainly resulted from additions to paid-in capital because of the conversion of debentures and long term notes into common stock, the sale of common stock in private placements and the net income for the nine-month period ended March 31, 2002.

         Financing Arrangements

         We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract. Previously we offered a third party leasing option, but this alternative was discontinued as of January 1, 2002. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by our Internet workshop business to third party financial institutions for cash. We are not able to sell all the contracts that we would like to sell. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

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

         Proposed merger with Category 5 Technologies, Inc.

         On October 23, 2001, we signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. ("C5T"), pursuant to which, subject to stockholder approval, we would be acquired through a merger of a subsidiary of C5T into us. On January 15, 2002, we and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, we agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. We did not pay our first monthly installment under the Termination and Release Agreement which was due on February 1, 2002. On February 8, 2002, we received notice from C5T that we were in default under the Termination and Release Agreement, and on February 12, 2002, we received an acceleration notice whereby C5T demanded payment of the entire reimbursement fee plus interest by February 18, 2002. The February 18, 2002 payment was not made. On April 8, 2002 C5T caused us to be served with a summons and complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991. C5T is seeking a judgment against us for breach of the Agreement and seeking damages for the full amount of the Expense Reimbursement Fee. On April 11, 2002 the Company and C5T entered into a Waiver Agreement signed by Shelly Singhal, a director of C5T, which allows for the payments due under the Termination Agreement to be postponed for one year. Under the Waiver Agreement the first payment would be due on February 1, 2003. The lawsuit has not, however, been withdrawn. We are currently evaluating this situation, and developing an appropriate response. Do to the uncertainty of the outcome, the entire $260,630 fee has been accrued by us and is carried as a current liability.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On October 23, 2001, we signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. ("C5T"), pursuant to which, subject to stockholder approval, we would be acquired through a merger of a subsidiary of C5T into us. On January 15, 2002, we and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, we agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. We did not pay our first monthly installment under the Termination and Release Agreement which was due on February 1, 2002. On February 8, 2002, we received notice from C5T that we were in default under the Termination and Release Agreement, and on February 12, 2002, we received an acceleration notice whereby C5T demanded payment of the entire reimbursement fee plus interest by February 18, 2002. The February 18, 2002 payment was not made. On April 8, 2002 C5T caused us to be served with a Summons and Complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991. C5T is seeking a judgment against us for breach of the Agreement and seeking damages for the full amount of the Expense Reimbursement Fee. On April 11, 2002 the Company and C5T entered into a Waiver Agreement signed by Shelly Singhal, a director of C5T, which allows for the payments due under the Termination Agreement to be postponed for one year. Under the Waiver Agreement the first payment would be due on February 1, 2003. The lawsuit has not, however, been withdrawn. We are evaluating this situation and developing an appropriate response. Due to the uncertainty of the outcome, the entire $260,630 fee has been accrued by us and is carried as a current liability.

Item 2.           Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold by us, the number of options issued by us, and the principal amount of debt instruments issued by us between January 1, 2002 and March 31, 2002, the consideration received by us for such shares, options and debt instruments and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         During the quarter ended March 31, 2002, we sold by way of the private placement commenced in the first quarter of fiscal 2002, a total of 83,333 additional shares of our common stock for aggregate additional consideration of $25,000. Finders fees and commissions of $2,250 were paid in connection with these sales. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         During the quarter ended March 31, 2002, we sold by way of the private placement commenced in the third quarter of fiscal 2002, a total of 21,383,404 additional shares of our common stock for aggregate additional consideration of $855,336. Finders fees and commissions of $130,482 were paid in connection with these sales. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

         On February 27, 2002 we issued 100,000 additional shares to King William, LLC. Pursuant to the Modification to August Restructuring Agreement dated February 13, 2002. No additional consideration was paid for these shares and no finders fees or commissions were paid in connection with this transaction. The valuation placed on the securities was $13,000. In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.


Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information

          Changes in the Board of Directors and Management

         Effective January 28, 2002 John J. Poelman resigned as one of our directors. Mr. Poelman continued to serve as our President and Chief Operating Officer. On March 30, 2002 Mr. Poelman was reappointed to the board.

         Effective March 31, 2002 Shelly Singhal resigned as one of our directors.

         It is anticipated that formal action will be taken during the next 30 days to appoint Andrew Stallman, Peter Fredricks and Brandon Lewis as members of our board of directors. Mr. Poelman has been appointed as our Chief Executive Officer, Mr. Lewis has been appointed as our President, and Mr. Danks has resigned as Chief Executive Officer. Mr. Danks will continue as Chairman of the Board of Directors and will retain responsibility for investor relations and corporate finance activity.

         Reverse Stock Split

         Due to the low price of our common stock and the resulting lack of interest of our common stock to many investors, as well as other factors, we have announced that we intend to seek stockholder approval for a one for ten reverse split of our common stock.

         Change of Name of the Company

         The Company has announced that it intends to seek stockholder approval to change the Company's name to Imergent, Inc.

         Securities Offering

         On May 6, 2002 we completed a private placement of 60,928,687 shares of our common stock for gross proceeds of approximately $2.4 million at a price of $.04 per share.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

               10.126 Letter Agreement re: Modification of August  Restructuring
                      Agreement as of February 13, 2002 between Netgateway, Inc. and King William LLC

         (b)      Reports on Form 8-K

               (i) Form 8-K filed on January 18, 2002 with respect to a press release announcing the execution of a Termination and Release Agreement with Category 5 Technologies, Inc.

               (ii) Form 8-K filed on February 5, 2002 with  respect to a change in the Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETGATEWAY, INC.


Date:  May 8, 2002                      /s/ Donald Danks
                                        Donald Danks
                                        Chief Executive Officer


Date:  May 8, 2002                      /s/ Frank C. Heyman
                                        Frank C. Heyman
                                        Chief Financial Officer