Form 10-K
period 2002-06-30
IMERGENT INC
filed 2002-10-15
CIK 1075736

..                                                     1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.

     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to _______________ to ______________.

                        Commission file number 000-27941

                                 IMERGENT, INC.
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

                                NETGATEWAY, INC.
              (Issuer's former name, if changed since last report)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the average of the bid and asked price for the registrant's common stock on the Nasdaq OTC Bulletin Board on October 8, 2002, the aggregate market value on such date of the registrant's common stock held by non-affiliates of the registrant was $14,196,487. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the registrant's common stock, as of October 8, 2002, was 11,000,774.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.


                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.       BUSINESS......................................................  3
ITEM 2.       PROPERTIES.................................................... 19
ITEM 3.       LEGAL PROCEEDINGS............................................. 20
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 21

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................... 21
ITEM 6.       SELECTED FINANCIAL DATA....................................... 23
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................... 24
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 39
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 39
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 39

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 40
ITEM 11.      EXECUTIVE COMPENSATION........................................ 41
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................41
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 41

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K................................................... 41

SIGNATURES    .............................................................. 78



                                     PART I

         Throughout this report, we refer to Imergent, Inc., together with its subsidiaries, as "we," "us," or "our company."

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



Item 1.           Business.


General

     We are an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to over 100,000 small businesses and entrepreneurs annually. Our affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. Our services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider tightly focused on our target market.

     We are continuing to execute and build on a strategic plan that we adopted in fiscal year 2001 which was designed to allow us to sustain revenue and profitability at acceptable levels after we ceased, due to a change in our product offerings, to recognize revenue from prior product offerings. We have phased out our CableCommerce and Internet Commerce Center (ICC) activities and have concentrated on our StoresOnline product through our Internet Training Workshops. We will continue to seek to maximize this existing business model, which is designed to increase our revenue by enhancing the range of products and service offerings to our customer base, increasing sales to our existing customer base, and by increasing the overall number of attendees at our Internet Marketing Workshops. We will also continue to seek to reduce our cost of revenue through continued enhancement of our StoresOnline software. Currently, substantially all of our revenues are derived from our StoresOnline subsidiary.

     We were incorporated under the laws of Nevada on April 13, 1995, under the name Video Calling Card, Inc. In June 1998, we acquired all of the outstanding capital stock of Netgateway, a Nevada corporation formerly known as eClassroom.com, in exchange for 5,900,000 shares (590,000 shares as presently constituted) of our common stock. At the same time, we acquired the assets of Infobahn, LLC d/b/a Digital Genesis, an electronic commerce applications developer, in exchange for 400,000 shares of our common stock.

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

     In June 2000, we acquired all of the outstanding capital stock of Galaxy Enterprises, Inc., a Nevada corporation, in exchange for approximately 3,900,000 shares (390,000 shares as presently constituted) of our common stock. Galaxy Enterprises was organized as a Nevada corporation on March 3, 1994. Galaxy
Enterprises was originally formed under the name Cipher Voice, Inc., and was incorporated for the purpose of developing, producing and marketing equipment related to computer hardware security, known as a digital voice encryption-decryption electronic device. Galaxy Enterprises was unsuccessful in developing that technology and subsequently ceased operations.

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

     Effective May 31, 1999, Galaxy Enterprises, through its wholly owned subsidiary IMI, Inc., acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired included, among other things, equipment, inventory and finished goods, intellectual property, computer programs and cash and accounts receivable. The primary use of these assets relate to the design, manufacture and marketing of Impact Media's products and services. In January 2001 we sold our IMI subsidiary to Capistrano Partners LLC for $1,631,589, including $1,331,589 owed to us by IMI at the time of the sale. We received a cash payment of $300,000 and a promissory note for the balance of the purchase price which note was subsequently converted into shares, which at that time represented 8.7% of the outstanding capital stock of IMI. At the time of the original transaction, Capistrano Partners LLC was an unrelated third party, but the sole member of Capistrano is now an equity investor in us.

     In August 2000, we announced that we would close our Long Beach headquarters and consolidate it with our Orem, Utah operations. After the relocation of our operations to Utah we dramatically slowed the development of our Internet Commerce Center, or ICC, stopped substantially all sales and marketing activity for business-to-business solutions based on the ICC and terminated the employment of the ICC engineering, sales and marketing teams. We are continuing to support our existing business-to-business customers served by the ICC. Although early versions of the ICC are fully operational and being used by current customers, we have suspended all ICC engineering and programming activities with respect to new versions and features of the ICC pending receipt of actual ICC customer orders. No such orders have been received to date and we are not actively soliciting such orders; however, if an existing ICC customer were to order services we would identify the actual customer needs and, if further ICC development work was required and appropriate, do such work at that time. After the relocation of our operations to Utah, we also restructured our CableCommerce operations. Through July, 2001 we continued to work with our cable operator partners in support of existing Internet cable malls and to increase the number of merchants hosted on these malls, but our activity in this regard was greatly reduced effective January 2001 as a result of reductions in the size of the sales and marketing team. In July 2001, we transferred to a third party the opportunity to market these product and service offerings to both our existing cable operator business partners and others. Pursuant to this arrangement we continued for a period of time to provide the underlying technology, hosting and other services, but all of these services have now been terminated and the existing Internet cable malls were shut down.

     Effective July 2, 2002, we changed our corporate name to "Imergent, Inc." to better reflect the scope and direction of our current business activities of assisting and providing web-based technology solutions to small emerging companies and entrepreneurs who are seeking to establish a viable e-commerce presence on the Internet. Also effective July 2, 2002, we effected a 10:1 reverse split of our shares of common stock and reduced the authorized number of shares of common stock from 250,000,000 to 100,000,000.

Industry Background

     The Internet economy has transformed the way business is conducted. To address this more competitive environment companies are now required to market dynamically, compete globally and communicate with a network of consumers and partners. Introducing a business to the Internet economy can unleash new opportunities for that business that can drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies must be able to offer and/or deliver their services and products through the Internet to capitalize on its potential.

     In April 2002, Nielsen/NetRatings, Inc. estimated yet another increase in USA Internet users to over 165 million, and the growth trend continues worldwide as well as reported by Nua Ltd., to over 850 million Internet users worldwide.

     The continued growth of business-to-consumer eCommerce and the growing acceptance of eCommerce as a mainstream medium for commercial transactions, presents a significant opportunity for companies, including small businesses and entrepreneurs. To take advantage of this opportunity they must extend their marketing and sales efforts to the Internet and often must transform their core business and technologies in order to be able to successfully conduct commerce by means of the Internet. The transformation challenges include systems engineering, technical, commercial, strategic and creative design challenges and developing an understanding of how the Internet transforms relationships between businesses and their internal organizations, customers, and business partners. A company seeking to effect such a transformation often needs outside technical expertise to assist in identifying viable Internet tools, and to develop and implement reasonable strategies all within the company's budget, especially if the company believes that rapid transformation will lead to a competitive advantage.

     We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies (e-Service companies) offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, Website design and hosting. This specialization has resulted in a fragmented market that often requires a company to combine solutions from different providers that may be based on different, or even contradictory, strategies, models and designs. We believe that there is a very large, fragmented and under-served market for entrepreneurial companies searching for professional services firms that offer turnkey business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

     We believe that few of the existing e-Services providers targeting small businesses and entrepreneurs have the range of product and service offerings that focus on the peculiar needs of this market. This market requires a broad range of product and services offerings that are necessary to assist in a coordinated transformation of their business to embrace the opportunities presented by the Internet. Accordingly, we believe that these organizations are increasingly searching for a services firm such as ours that offers turn-key business-to-consumer eCommerce solutions focused on their e-Services requirements, which include training, education, technology, creative design, transaction processing, data warehousing/hosting, transaction reporting, help desk support and consulting. Furthermore, we believe that organizations will increasingly look to Internet solutions providers that leverage industry and client practices, increase predictability of success for Internet solution deployments and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

Our Business

     Offering services to Small Businesses

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

     Approximately two weeks after each Preview Training Session, we return to conduct an intensive eight hour Internet training workshop which provides Internet eCommerce and website implementation training to a subset of individuals and companies that attended the preview session. At the Internet training workshop, attendees learn some of the detail, tips, and techniques needed to transform an existing "brick and mortar" company into an eCommerce success. They learn how to open and promote a successful Internet business, including a plain English explanation of computer/Internet/technical requirements and e-commerce tools, specific details and tips on how to promote and drive traffic to a website and techniques to increase sales from traffic to a website.

     At the conclusion of the workshop, the attending individual or company, typically a small business or individual entrepreneur, is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and an integrated package of services and thereby become an Internet merchant and client of the company.

     The integrated package of services includes:

     o The ability to create up to three different, fully eCommerce enabled websites, with the option to host such on our servers

     o    Access to our detailed database of Internet marketing information

     o    Helpdesk technical support via on-line chat, email, and telephone

     o Initial registration to over 300 different search engines, directories and link pages

     o Tracking software to monitor site traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.)

     o    Internet classified advertisements

     o    Merchant accounts for real-time on-line credit card processing

     o    Testing and marketing tools (auto responders)

     The license to our StoresOnline software and website development platform permits the client to create up to three custom websites. If the client prefers, the client can use our development team of employees and contractors to design and program the website for an additional charge or the client can create their own website, which can either be a static, standalone site hosted by a third party, or it can be hosted by us for an additional fee. If we host the site, the client will be able to take advantage of the dynamic website updating capabilities of the StoresOnline platform, along with other benefits provided by the hosting service.

     Following the initial sale to a client, we seek to provide additional technology and services to our clients. On the services side, we offer custom programming to create distinctive web page graphics and banners and advanced programming to enhance websites with things such as streaming audio and video media, Macromedia(TM) Flash and Director programming techniques, commitments to deliver page view traffic to the website and a ten week coaching and mentoring program. The coaching and mentoring program is provided by a third-party and involves a series of telephone training sessions with a tutor who provides specific assistance in a variety of areas, including Internet marketing. We continue to explore ideas, products and services to enhance ongoing customer training and assistance.

     We also continue to seek to increase sales to our existing client base by more aggressively imposing and collecting set-up and hosting fees, selling programming services to update existing client websites and an outsourced outbound telemarketing program through which we periodically contact persons who attended our Internet training workshops. In particular we are focusing on selling Internet training workshop attendees who did not purchase at the workshop our basic package and on selling additional product and service offerings (both ours and third parties) to persons who purchased at the workshop. Through this telemarketing program we also seek to increase the website activation rate of customers who purchase at our Internet training workshops but have not yet designed or activated their website and thereby establish a stronger relationship with these persons and offer them additional products and services. We may also, for a fee, allow third parties to market to our clients and Preview Training Session and Internet training workshop attendees, products and services that are complimentary with our product and service offerings. In some situations this could result in the client purchasing additional products and services.

     In addition to seeking to grow by increasing the number of Preview Training Sessions and Workshops in the United States, we intend to continue an international expansion of our business, initially into selected English-speaking countries in the Asia Pacific region, South Africa, and Canada, and possibly thereafter to additional countries in Asia and Europe. Our research indicated that we should experience lower customer acquisition costs in these regions than we currently experience in the United States and that our turnkey product and service offering for small businesses and entrepreneurs may enjoy a first mover advantage in some of these markets. We have been encouraged by our initial experiences in some of these markets, which have validated our research and indicated that, in time, we could experience results that are comparable to those we have historically experienced in the United States market. We are continuing to refine our international market strategies based on these initial experiences and have initiated the establishment of strategic alliances with other companies with experience in certain of these countries to assist in this effort.

     Seasonality. Revenues during the year for our workshop business can be subject to seasonal fluctuations. The first and second calendar quarters are generally stronger than the third and fourth calendar quarters. Customers seem less interested in attending our workshops during the period between July 15th through Labor day, and again during the holiday season from Thanksgiving Day through the first week of the following January.

     Our Technology

     We believe that a key component of our success will be a number of new technologies we have developed. These technologies distinguish our services and products from those of our competitors and help substantially to reduce our operating costs and expenses. The most important of these are the continued enhancements to our StoresOnline software and hosting platform and our Dynamic Image Server technology.

     The StoresOnline platform is a web-based turnkey eCommerce development platform, which has been continuously improved over the past decade. The current version of the StoresOnline platform represents the culmination of over ten years of development effort on a platform that has hosted over 20,000 eCommerce-enabled websites and, in the past, has received broad acceptance in the fast growing market of small businesses and in the entrepreneurial community. The current StoresOnline platform version represents a continued stage of evolution towards an easier to use and more scalable application. The most recent additions and enhancements to the software include several new features, including the support of additional credit card processing companies, a tracking package which allows both numerical and graphical display of site traffic statistics, new target market/entry page functions, and an expanded library of design templates, in addition to enhancements to existing features.

     We have made significant progress in integrating the StoresOnline platform as our primary tool for custom website design and development by our internal production group. We believe that these changes, together with extensive training of our internal production group and the upgrade of our data center to include redundant power, bandwidth and servers, has allowed us to become more self-reliant, effective for our customers and efficient in the programming of customer sites. In addition, our customers are now able to create and maintain their own sites quickly and easily without having to learn HTML programming or use other software tools.

     A unique technology innovation, our DynamicImage Server, allows images to be created dynamically rather than by uploading images or using stock photos or clip art. A user can create images dynamically through the manipulation of multiple image variables (such as background color, text, borders, sizing, dropshadows, etc.) in a simple "point and click" environment. This feature allows the automatic generation of image permutations, allowing a customer, for example, to view all of the different possible combinations of shirts, tie, sport coats, and slacks before purchase. The DynamicImage Server allows for quick and easy creation of graphical and professional looking storefronts.

     Other Product and Service Offerings

         We deliver business-to-business eCommerce solutions to a limited number of existing clients for whom we maintain custom eCommerce applications. We are no longer actively promoting this line of business and are not spending significant resources to further develop or expand this business or its core technology - the Internet Commerce Center (ICC). This activity is no longer part of our core business, but the existing contracts provide for positive cash flow.

     Our CableCommerce division originally partnered directly with several cable operators to create and launch cable-branded electronic malls with leading cable operators. The concept of Internet malls supported by advertising on cable television was originally thought to be very promising, but we were unable to find a cost effective means of attracting merchants to establish storefronts on such malls and the margins on existing malls were insufficient to absorb the associated sales and marketing costs. Accordingly, we elected not to pursue this market or renew our contracts with our cable operator partners and are now no longer engaged in the cable mall business.

     Transaction Processing

         We offer solutions that capture and transact customer orders according to the business rules and specific "back office" needs of the particular client. Our eCommerce system solution acts as a gateway, so our clients can receive and process orders and payments, provide order confirmation and reporting and organize order fulfillment in conjunction with payment processes. We can provide support for eCommerce transactions using checks, credit cards, electronic funds transfers, purchase orders and other forms of payment. We currently provide this capability in conjunction with several third-party vendors.

     Sales and Marketing

     Because most of our products are sold at the end of our workshop sessions, a significant investment must be made before any sales are made. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model which are intended to further reduce the level of investment necessary to get a customer to attend our events and to increase our value proposition to that customer, thereby increasing overall sales.

     We advertise our preview sessions in direct mail and e-mail solicitations targeted to potential customers meeting established demographic criteria. The direct mail and e-mail pieces are sent several weeks prior to the date of the preview session. Mailing lists are obtained from list brokers. Announcements of upcoming preview sessions also appear occasionally in newspaper advertisements and radio spots in scheduled cities. Finally, we promote our preview and workshop sessions through other third-party training companies.

     We also use outsourced telemarketing programs to sell products and services to preview and workshop attendees and to our existing client database.

     Research and Development

     Since June 1999, we have conducted considerable research and development with respect to our technology, particularly in regard to development of our StoresOnline product. During the years ended June 30, 2002, and June 30, 2001, respectively, we invested, on a consolidated basis, approximately $52,000 and $1,805,000, respectively, in the research and development of our technology. Product development expenses in fiscal year 2001 related primarily to the Internet Commerce Center (ICC) and were largely incurred during the first two fiscal quarters of that year. The reduction in our research and development costs in fiscal 2002 was also a function of substantial development and release of the 4.0 version of the StoresOnline software in fiscal year 2001, whereas development in fiscal year 2002 focused on refinement and enhancement of this product. Our specific accomplishments during fiscal year 2002 were the addition of new features to our StoresOnline platform, including the support of additional credit card processing gateways, a tracking package which allows both numerical and graphical display of site traffic statistics, new target market/entry page functions, and an expanded library of design templates. In general, our research and development efforts during fiscal years 2001 and 2002 have:

     o focused on the enhancement and refinement of existing services in response to rapidly changing client specifications and industry needs

     o introduced support for evolving communications methodologies and protocols, software methodologies and protocols and computer hardware technologies

     o    improved functionality, flexibility and ease of use

     o    enhanced  the  quality  of  documentation,   training   materials  and
          technical support tools

     o developed an internal database that replaced existing incompatible, standalone systems used in marketing and sales, and that is intended, with further development, to incorporate storefront production, customer service and accounting

     o completed a new merchant login system providing enhanced security and management of password access to the Merchant Services section of the mall,

     o reconfigured our computer networks, including hardware and software upgrades, firewall protection; and

     o established a new company-wide data center with redundant power, bandwidth and servers.

Competition

     Our markets are becoming increasingly competitive. Our competitors include a few companies like ours, that have historically had varying rates of success and longevity, application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as us to the small business and entrepreneur markets.

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

     There are relatively low barriers to entry into our business. Our proprietary technology would not preclude or inhibit competitors from entering our markets. In particular, we anticipate that new entrants will try to develop competing products and services or new forums for conducting eCommerce that could be deemed competitors. We believe, however, that we presently have a competitive advantage due to our proven marketing strategies and the flexibility we have obtained through enhancements to our StoresOnline software. In 1995, certain of our principals were instrumental in creating an Internet marketing workshop industry. We believe that this experience with marketing workshops gives us an important competitive advantage.

     Anticipated and expected technology advances associated with the Internet, increasing use of the Internet and new software products are welcome advancements and are expected to attract more interest in the Internet and broaden its potential as a viable marketplace and industry. We anticipate that we can continue to compete successfully by relying on our infrastructure and existing marketing strategies and techniques, systems and procedures, by adding additional products and services in the future, by periodic revision of our methods of doing business and by continuing our expansion into international markets where we believe there is an overall lower level of competition.

Intellectual Property

     Our success depends in part upon our proprietary technology and other intellectual property and on our ability to protect our proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon un-patented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws as well as on confidentiality procedures and licensing arrangements.

     Although we believe that we have taken appropriate steps to protect our intellectual property rights, including requiring that employees and third parties who are granted access to our intellectual property enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire un-patented technologies or products similar or superior to ours.

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

Employees

     As of September 28, 2002, we had 89 full-time employees, including 5 executive personnel, 43 in sales and marketing, 4 in the development of our e-Business solutions, 25 in web site production and customer support and 12 in general administration and finance. We also use some independent contractors who speak at our preview and/or workshop training sessions, and others who provide some programming services.

Governmental Regulation

     We are subject to regulations applicable to businesses generally, including a customer's three-day right, in some states, to rescind the purchase of our StoresOnline product at one of our Internet workshops. We are also subject to an increasing number of laws and regulations directly applicable to access to, and commerce on, the Internet. In addition, due to the increasing popularity and use of the Internet, it is probable that additional laws and regulations will be adopted with respect to the Internet in the future, including with respect to issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulation could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risk Factors

     You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

     Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

         We may not maintain profitability at the levels achieved during our past fiscal year, or achieve profitability in future years.

     We achieved profitability for the first time in fiscal 2002. During the last two quarters of fiscal 2001 and the first two quarters of fiscal 2002, our profitability was based in large part on the benefit of deferred revenue, which did not contribute to our cash flow. We do not expect this benefit to reoccur. Successfully achieving our strategic plan and achieving profitability for future fiscal years depends on our ability to:

     o increase the number of workshops held without experiencing a reduction in the portion of attendees who purchase our products and services at the workshops
     o    successfully  develop and sell  additional  products  to our  existing customers
     o    generate  revenues through sales of third party products and services,
          and
     o    continue  to  identify,   attract,   retain  and  motivate   qualified
          personnel.

     Furthermore, the growth of our business depends on factors outside our control, including:

     o adoption by the market of the Internet, and more specifically, our Internet based solutions
     o continued acceptance by our target customers of a "clicks and mortar" strategy, and
     o acceptance of our basic outsourcing business model by our target customers.

         We have had a capital deficit, we have a history of losses and we may in the future experience losses.

     We have incurred substantial losses in the past and may in the future incur additional losses. At June 30, 2002 and 2001, we had working capital of $289,438 and a working capital deficit of $11,352,351, respectively. Our shareholders equity was $2,468,574 at June 30, 2002 compared to a capital deficit of $9,306,829 at June 30, 2001. We generated revenues from continuing operations of $37,350,850 for the year ended June 30, 2002 and $43,000,533 for the year ended June 30, 2001. For the year ended June 30, 2002 we realized net income of $2,198,769 and for the year ended June 30, 2001 we incurred a net loss of $3,638,736. For the year ended June 30, 2002 and the year ended June 30, 2001, we recorded negative cash flows from continuing operations of $3,548,931 and $7,347,123, respectively.

     We have historically invested heavily in sales and marketing, technology infrastructure and research and development and must continue to invest heavily in sales and marketing in connection with our workshop business. As a result, we must generate significant revenues to achieve and maintain profitability. If we are able to increase revenue, then we expect our sales and marketing expenses, research and development expenses and general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenues. In addition, our results for fiscal 2002 were materially affected by a benefit of deferred revenue, which did not contribute to cash flow, during the first two fiscal quarters, which benefit we do not expect to reoccur. As a result, we may not be able to achieve and maintain profitability for a complete fiscal year in the future.

         Our  auditor's   report  on  our  financial   statements   includes  an
     explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern

     To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling our equity and debt securities. While we have substantially reduced our level of operating expenses, we continue to consume cash in our operations, and cash resources available to us are insufficient to fund our operations until we reach positive cash flow. As a result, our financial statements include a note that indicates that we had losses from operations and a net capital deficit and that, accordingly, these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

         We are subject to compliance with securities law, which expose us to potential liabilities, including potential rescission rights.

     We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

     If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

     In particular, our private placement conducted January-April 2001 to a group of our then long-time stockholders who were accredited investors occurred in part while a dormant, i.e., not effective, registration statement was on file with the SEC with respect to a public offering of our common stock by a third party deemed by current SEC interpretations to be an offering by us. Although we believe that these unregistered securities were issued pursuant to an available exemption under applicable securities laws, we are aware of current interpretations of securities regulators that are inconsistent with our view. If our interpretation is proven incorrect then, among other consequences, the purchasers of such securities would be entitled to exercise rescission rights with respect to their investment in us. If such rights were exercised by these investors, we would be liable to them in an amount equal to the total proceeds of such offering, $2,076,500, plus interest at rates determined by state statutes from the date of such offering to the date of payment. We believe that, if such an offer of rescission was made to these investors at this time, it would not be accepted. If we were required to make such an offer and it was accepted, then the required payments would exceed our cash resources and would require us to seek additional financing, most likely in the form of additional issuances of common stock, to make such payments and would materially and adversely effect our financial condition.

         Our ability to use our net operating loss carryforwards has been reduced. This could adversely affect our net income and cash flow.

     As of June 30, 2002, we had net operating loss carryforwards of approximately $40 million that expire through 2022, which can be used to reduce our future U.S. federal income tax liabilities. However, approximately $20 million of these loss carryforwards is subject to the limitation proscribed by
Section 382 of the Internal Revenue Code. In addition, future changes in ownership of more than 50% may further limit the use of these carryforwards. Our earnings and cash resources will be materially and adversely affected by this limitation if future earnings exceed the benefit of the limited net operating loss carryforwards. A stock ownership change could occur as a result of circumstances that are not within our control. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have fully reserved the deferred tax asset at June 30, 2002.

         We depend on our senior management, and their loss or unavailability could put us at a serious disadvantage.

     We depend on the continued services of our key personnel, including our president, chief executive officer, chief financial officer, chief technical officer and vice-president of operations, as well as the speakers at our previews and workshops and other key personnel. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. As a result of the recent changes and financial difficulties we have experienced, we could face substantial difficulty in retaining and hiring qualified members of our senior executive staff. Our executive officers have been working at reduced salaries for approximately 18 months. Historically, companies such as ours have premised executive compensation on participation in corporate growth and earnings. However, recent trends have emphasized cash-based compensation, which we have not historically done. If we were to increase executive compensation, this could negatively impact our short-term financial performance. However, failure to address this issue of executive compensation could result in members of our senior management leaving the Company. The loss of one or more of these executives could negatively impact our performance. In addition, we expect that we will need to hire additional personnel in all areas if we are able to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

         Our cost reduction efforts may adversely impact our productivity and service levels.

     We implemented various cost-control measures affecting all areas of our business operations during the past year, including reductions in our workforce, from 121 at June 30, 2001 to 92 at June 30, 2002. These recent workforce reductions have had an affect on the morale of our employees. Additionally, as discussed above, the reduction of executive salaries and some employee fringe benefits may reduce incentives for our employees to remain with us. Continued cost reduction measures may be necessary to align our expenses with revenues and improve our overall cash position. These expense reductions may include additional headcount reductions and there is no assurance that these actions will not adversely impact our employees' morale and productivity, the competitiveness of our products and business, and the results of our operations.

         We may enter into business combinations or pursue acquisitions of complementary service or product lines, technologies or business that may involve financial, integration and transaction completion risks that could adversely affect our operations.

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

         We have experienced difficulty monetizing the customer receivables generated by our workshop business which may require us to raise additional working capital.

     We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are delivered to one of several third parties for servicing and thereafter we seek to sell these contracts to the servicer and other third parties. We have in the past experienced difficulties selling these installment contracts at historical levels. During the first six months of fiscal 2002, there were no finance companies willing to purchase our contracts, so we carried them ourselves. In January 2002, we were once again able to sell contracts to a finance company, but on terms that were less favorable than experienced in the past. Although we are not currently experiencing difficulties selling our installment contracts, a recurrence of those conditions would likely require us to raise additional working capital to allow us to carry these assets on our balance sheet. All of these installment contract arrangements are subject to termination at any time by notice to us. The arrangements for the sale of the installment contracts include a reserve account held by the purchaser of the contracts as security against defaults by the customer. As a result of financial difficulties experienced by one of these third party purchasers there is a substantial risk that this third party may not be able to pay the amount due to us with respect to the reserve account as it becomes payable. We have therefore stopped selling receivables to this third party and have reserved against this item and may have to raise additional working capital to cover such a loss, should it materialize.

         We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers.

     For the fiscal year ended June 30, 2002 approximately $15,600,000, or 42%, of our total revenue was received from customers through credit card payments. Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account and requires that we keep reserves on deposit with it to protect the financial institution against losses it may incur with respect to the account. We have in the past experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and rate of charge-backs. If we were to experience a significant reduction in or loss of these accounts our business would be severely and negatively impacted.

         We are dependent on arrangements that allow us to sell to our customers the ability to accept credit card payments for products and services sold on their websites.

     During the fiscal year ended June 30, 2002 we derived approximately $5,100,000, or 14%, of our total revenues, from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from Electronic Commerce International, Inc. ("ECI"), the sole shareholder of which was John J. Poelman, our chief executive officer who, effective October 1, 2002, sold his interest in ECI to an unrelated third party. Were we to lose our access to this product or if its cost increases our business would be severely and negatively impacted and were we not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

         It is probable that we will require additional capital in order to sustain our business and execute our growth plan, and such capital may not be available to us.

     Our workshop business model requires significant outlays of money in advance for directed sales and marketing expenses to obtain each new sale. This requires us to continue to make significant ongoing expenditures to cover these customer acquisition costs. Our experience over the past five years validates this business model and we have generally experienced an immediate positive financial return on these expenditures under current conditions. If these conditions change then our operations and financial prospects will be adversely effected. Our plan to grow our business includes increasing sales to our existing customers, something with which we have had little success in the past.

     Based on these factors and our current strategic plan to increase revenues, we believe that we will in the future likely need to raise additional capital, in addition to that already raised in our recent private placements of unregistered common stock. Our success in raising this capital will depend upon our ability to access equity capital markets and obtain working capital through sales of our customer receivables. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to reduce the number of preview and workshop sessions we hold, delay or abandon some or all of our plans for growth, including the development of products, the financing of acquisitions, or the pursuit of business opportunities. If we issue securities for capital, the interests of investors and shareholders could be diluted.

         Our business could be materially and adversely affected as a result of general economic and market conditions.

     We are subject to the effects of general global economic and market conditions. The U.S. economy is much weaker now than it has been in recent years and may continue to be weak for the foreseeable future. These economic conditions may cause businesses to curtail or eliminate spending on eCommerce services or to reduce demand for our products and services.

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

     In the past fiscal year, we expanded our current operations into selected international markets and, based on the results of these operations, we plan to continue to expand our international operations. Our failure to establish successful operations and sales and marketing efforts in international markets would likely seriously harm the financial results of our operations.

     There are difficulties inherent in doing business in international markets such as:

          o cultural and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our preview sessions and Internet training workshops and/or lower than anticipated sales
          o banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites
          o    unproven markets for our services and products
          o    unexpected changes in regulatory requirements
          o    potentially adverse tax environment
          o    export restrictions and tariffs and other trade barriers
          o burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet, and
          o    fluctuations in currency exchange rates.

         Management beneficially owns approximately 12% of our common stock and their interests could conflict with other stockholders.

     Our current directors and executive officers beneficially own approximately 12% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

         Our future success depends on continued growth in acceptance of the Internet as a business medium.

     In order for us to attain success, the Internet must continue to achieve widespread acceptance as a business medium. In addition, the businesses and merchants to whom we market our products and services must be convinced of the need for an online eCommerce presence and must be willing to rely upon third parties to develop and manage their eCommerce offerings and marketing efforts. It remains uncertain whether a significant market for our products and services will grow or whether our products and services will become generally adopted. Our business model may not be successful and may need to be changed, and if we are not successful in responding to the evolution of the Internet and in tailoring our product and service offerings to respond to this evolution, our business will be materially and adversely affected.

         Evolving regulation of the Internet may harm our business.

     As eCcommerce continues to evolve it is subject to increasing regulation by federal, state, or foreign agencies. Areas subject to regulation include user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

         Internet security issues pose risks to the development of eCommerce and our business.

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

     We rely upon copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, business partners and others to protect our proprietary rights, but we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. We do not have any patents or significant trademarks, and effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. In addition, while we attempt to ensure that our licensees maintain the quality of our brand, these licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties.

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

     We are aware of lawsuits filed against certain of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us. Many parties are actively developing search, indexing, eCommerce and other Web-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future.

         There are low barriers to entry into the eCommerce services market and, as a result, we face significant competition in a rapidly evolving industry.

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

     Our operating results for any given quarter should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history; (ii) the emerging nature of the markets in which we compete, and (iii) during the second two fiscal quarters of our fiscal year ended June 30, 2001 and the first two fiscal quarters of our fiscal year ended June 30, 2002, we enjoyed a benefit resulting from the recognition of deferred revenue, which benefit we do not expect to reoccur. In addition, future results may fluctuate, causing our results of operations to fall below the expectations of investors and potentially causing the trading price of our common stock to fall, impairing our ability to raise capital. Our quarterly results may fluctuate due to the following factors, among others:

          o    our ability to attract and retain clients

          o one time events that negatively impact attendance and sales at our preview sessions and Internet training workshops

          o    intense competition

          o Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce

          o our ability to timely and effectively upgrade and develop our systems and infrastructure

          o our ability to attract, train and retain skilled management, strategic, technical and creative professionals

          o technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally

          o the availability of working capital and the amount and timing of costs relating to our expansion, and

          o general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

         Investors will incur immediate and substantial dilution.

     Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2002, we had outstanding stock options to purchase approximately 313,000 shares of common stock and warrants and convertible securities to purchase approximately 502,000 shares of common stock. To the extent that such options, warrants and convertible securities are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, be convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

     Our common stock now trades on The Nasdaq Over the Counter Bulletin Board. A proposal has been made to phase out the Over the Counter Bulletin Board and replace it with the Bulletin Board Exchange. If this proposal is implemented we will have to apply to become listed on the Bulletin Board Exchange which will require us to comply with that exchanges listing standards. Although it is currently our intention to apply to become so listed we currently do not meet all of the requirements for eligibility and there can be no assurance that even if we did comply that our application would be accepted.

     Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Stockholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on the Nasdaq National Market and if we do not qualify for listing on the Bulletin Board Exchange prior to the phase out of the Over the Counter Bulletin Board prices for our shares would be available only through the "pink sheets" and accordingly these spreads would likely increase and liquidity in the market for our shares decrease. In addition, the market for our common stock may not be an active market.

     Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates and recommendations by financial analysts covering other companies, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         Future sales of common stock by our existing stockholders and by holders of warrants and stock options granted by us could adversely affect our stock price.

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 8, 2002, we had outstanding 11,000,774 shares of common stock, of which approximately 2,285,759 were freely tradable. Approximately 815,000 shares were reserved for issuance pursuant to exercise of warrants and options. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of the lock-up agreements.

Item 2.           Properties.


     In October 2000, we completed the consolidation of our then existing operations in southern California with those acquired through our merger with Galaxy Enterprises by moving our headquarters from Long Beach, California to Orem, Utah. Restructuring charges were approximately $275,000, which consisted of severance packages, relocation expenses and equipment moving costs.

     Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. The property consists of approximately 12,500 square feet leased from an unaffiliated third party with a period of three years remaining on the lease with an annual rental of $263,676. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries throughout the world at which we host our preview sessions and Internet training workshops. We are under no long-term obligations to such hotels.

Item 3.           Legal Proceedings.


     Other than as indicated below, we are not a party to any material legal proceedings.

     From time to time, we receive inquiries from attorney general offices and other regulators about civil and criminal compliance matters with various city, county, state and federal regulations. These inquiries sometimes rise to the level of threatened or actual investigations and litigation. In the past, we have received letters of inquiry from and/or have been made aware of investigations by government officials in the states of Hawaii, Illinois, Kentucky, Nebraska, North Carolina, Vermont, Utah, Texas, California and others, as well as from a regional office of the Federal Trade Commission. We have responded to these inquiries and have generally been successful in addressing the concerns of these persons and entities, although there is often no formal closing of the inquiry or investigation. There can be no assurance that these or other inquiries and investigations will not have a material adverse effect on business or operations. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers. To date we have been able to resolve these matters on a mutually satisfactory basis.

     Effective January 10, 2001, we entered into severance agreements with each of Keith Freadhoff and Donald Corliss, former officers and directors of our company. In consideration for the following, Messrs. Freadhoff and Corliss agreed to release us from the provisions of their respective employment agreements: engagement as a consultant and payment of consulting fees, reimbursement of business expenses, continuation of health insurance benefits for six months, the granting of a license to the code base of the ICC, an interest in a server and a grant of options to purchase our common stock proportionate to any options granted to Donald Danks. On August 30, 2001, Mr. Freadhoff and Mr. Corliss issued a demand letter to us, claiming that the payments stipulated in the severance agreements had not been made and purporting to reassert their rights under their respective employment agreements. These demands were subsequently resolved and withdrawn.

     David Bassett-Parkins our former chief financial officer and chief operating officer, and Hahn Ngo, our former executive vice president operations, each delivered notice of intent to terminate their respective employment agreements for "good reason," as that term is defined in his or her employment agreement. Each of them has claimed that, under his or her employment agreement, he or she was entitled to a lump sum severance payment as a result of terminating his or her employment for "good reason." We entered into negotiations with Mr. Bassett-Parkins and Ms. Ngo regarding their claims and other matters and now believe, due to their failure to pursue their claims or further negotiations concerning such claims, that the parties have abandoned their claims, though no agreement was entered into or payments made by us to these parties.

     On October 23, 2001, we signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. ("C5T"), pursuant to which, subject to stockholder approval, we would be acquired through a merger of a subsidiary of C5T into us. On January 15, 2002, we and C5T issued a joint press release to announce execution on January 14, 2002 of a Termination and Release Agreement to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, we agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. We did not pay our first monthly installment under the Termination and Release Agreement due on February 1, 2002. On February 8, 2002, we received notice from C5T that we were in default under the Termination and Release Agreement, and on February 12, 2002, we received an acceleration notice whereby C5T demanded payment of the entire reimbursement fee plus interest by February 18, 2002. The February 18, 2002 payment was not made. On April 8, 2002 C5T caused us to be served with a Summons and Complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991, whereby C5T seeks judgment against us for breach of the Agreement and damages for the full amount of the Expense Reimbursement Fee. On April 11, 2002 we entered into a Waiver Agreement with C5T whereby payments due under the Termination Agreement are postponed for one year. Under the Waiver Agreement, the first payment will be due on February 1, 2003. The lawsuit has not, however, been withdrawn and we have been given an extension of time to respond. We do not believe we are obligated to pay the Expense Reimbursement Fee; however, we are continuing to evaluate this situation and are working to resolve it. Due to the uncertainty of the outcome, the entire $260,630 fee has been accrued by us and is carried as a current liability.

Item 4.           Submission of Matters to a Vote of Security Holders.


     On June 28, 2002, a special meeting of our stockholders was held to consider two amendments to our Certificate of Incorporation: (i) to effect a one-for-ten reverse split of the issued and outstanding shares of our common stock and reduce the authorized number of shares of common stock from 250,000,000 to 100,000,000; and (ii) to change our name to "Imergent, Inc." 107,772,045 shares of our common stock were entitled to vote at the meeting, and of this amount, 63,424,333 shares were present in person or were represented by proxy at the special meeting. The first proposed amendment was approved, and the following votes were cast in respect of this proposal: for: 62,457,425; against:
505,198; abstain: 461,710. The second proposed amendment was also approved, and the following votes were cast in respect of this proposal: for: 63,248,098; against: 110,801; abstain: 65,434.

     The amendments to our Certificate of Incorporation became effective on July 2, 2002. As a result of the reverse stock split, every ten shares of our existing common stock were converted into one share of our new common stock under our new name, Imergent, Inc. Fractional shares resulting from the reverse stock split were settled by cash payment. These amendments have been retroactively reflected in this Annual Report on Form 10-K.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.


Market Information

     Our common stock has traded on the Nasdaq OTC Bulletin Board since July 3, 2002 under the symbol "IMGG." From January 10, 2001 to July 2, 2002, our common stock traded on the OTC Bulletin Board under the symbol "NGWY." Between November 18, 1999 and January 9, 2001, our common stock traded on The Nasdaq National Market under the symbol "NGWY." The following table sets forth the range of high and low bid prices as reported on The Nasdaq National Market or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated, all of which preceded our reverse split.

                                                                 High       Low

Fiscal 2002
     First Quarter...........................................    $7.20     $2.60
     Second Quarter..........................................     5.50      2.70
     Third Quarter...........................................     3.70      0.90
     Fourth Quarter..........................................     1.80      0.85
Fiscal 2001
   First Quarter.............................................    24.40      7.80
   Second Quarter............................................    10.00      1.60
   Third Quarter.............................................     6.90      1.60
   Fourth Quarter............................................     7.50      2.80


     These bid prices indicate the prices that a market maker is willing to pay. These quotations do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

Security Holders

     There were approximately 720 holders of record of our shares of common stock as of September 30, 2002

Dividends

     We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Therefor, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

Equity Compensation Plan Information

     The following table and note provide information about shares of our common stock that were issuable as of June 30, 2002 (prior to the effective date of our reverse stock split) pursuant to exercise of options under all of our existing equity compensation plans.



--------------------------------------------- ------------------------- ----------------------- ----------------------
                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                                Number of securities       Weighted-average         under equity
                                                 to be issued upon          exercise price       compensation plans
               Plan Category                  exercise of outstanding       of outstanding      (excluding securities
                                                      options                  options           reflected in column
                                                                                                        (a))
--------------------------------------------- ------------------------- ----------------------- ----------------------
                                                        (a)                      (b)                     (c)
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity compensation plans approved                         128,125 (1)          $28.40                        370,625
    by security holders                                      8,432 (2)          $33.20                         65,613
                                                           106,001 (3)          $33.50                        385,530
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity compensation plans not approved                      70,707 (4)          $15.60                              -
    by security holders
--------------------------------------------- ------------------------- ----------------------- ----------------------
 Total                                                     313,265              $23.30                        821,768

--------------------------------------------- ------------------------- ----------------------- ----------------------
--------------------


(1) To be issued under our 1998 Stock Option Plan for Senior Executives. This plan provided for the grant of options to purchase up to 5,000,000 shares of common stock (500,000 shares after giving effect to the one for ten reverse split) to our senior executives. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

(2) To be issued under our 1998 Stock Compensation Program. This program provided for the grant of options to purchase up to 1,000,000 shares of common stock (100,000 shares after giving effect to the one for ten reverse split) to officers, employees, directors and independent contractors and agents. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

(3) To be issued under our 1999 Stock Option Plan for Non-Executives. The number of shares of stock available for grant under this plan was set at 5,000,000 (500,000 shares after giving effect to the one for ten reverse split). Options granted under this plan generally become exercisable in increments over a period of up to three years.

(4) To be issued under the 1997 Employee Stock Option Plan of Galaxy Enterprises, Inc. This plan was assumed by us pursuant to the terms of our merger with Galaxy Enterprises in June 2000.

Recent Sales of Unregistered Securities

     During the quarter ended June 30, 2002, we sold by way of the private placement commenced in the third quarter of fiscal 2002, a total of 6,092,868 (post-reverse split) additional shares of our common stock for aggregate additional consideration of $2,437,147. Commissions of $107,857 were paid in connection with these sales. In our opinion, the offer and sale of these shares were exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On June 12, 2002, we issued 112,500 (post-reverse split) shares of common stock to SBI and its designees for services in connection with our private placement that closed in May 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions." In our opinion, the offer and sale of these shares were exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

     On June 20, 2002 we issued 20,000 (post-reverse split) shares of common stock to Howard Effron for services rendered to us as a financial advisor. In our opinion, the offer and sale of these shares were exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 6.           Selected Financial Data


     The following selected restated consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and reflect the acquisitions of Infobahn Technologies, LLC (d/b/a Digital Genesis) completed on June 2, 1998, Spartan Multimedia, Ltd. completed on January 15, 1999 and Galaxy Enterprises, Inc. completed on June 26, 2000. The acquisition of Galaxy Enterprises, Inc. was accounted for as a pooling-of-interests. Accordingly, all periods prior to the acquisition have been restated. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2002, and the consolidated balance sheet data at June 30, 2002 and 2001 are derived from our consolidated financial statements and are included elsewhere in this document. Prior to the combination, Galaxy Enterprises' fiscal years ended on December 31. In recording the pooling-of-interests, Galaxy Enterprises' financial statements for the years ended December 31, 2000 and 1999 have been restated to conform to our fiscal years ended June 30, 2000 and 1999. The restatement of Galaxy Enterprises' results include a duplication of operations for the period from July 1, 1998 to December 31, 1998. As a result, we have eliminated the related income of $1,733,441 from accumulated deficit for fiscal 1999, which includes $3.7 million in revenue, and Galaxy Enterprises' financial statements for the year ended December 31, 1998 have been combined with our financial statements for the period from March 4, 1998 (inception) through June 30, 1998. Historical results are not necessarily indicative of the results to be expected in the future.




                                                                              Year Ended
                                                -----------------------------------------------------------------------
                                                 June 30,      June 30,      June 30,       June 30,       June 30,
                                                   2002          2001          2000           1999           1998
                                                   ----          ----          ----           ----           ----
Consolidated Statement of Operations Data:                     (in thousands except per share amounts)

Revenue                                            $ 37,351      $ 43,001      $  22,150    $    10,280       $  7,268
Income (loss) from continuing operations              2,199        (4,315)       (42,790)       (16,797)        (8,521)
Income (loss) from discontinued operations              ---          (286)        (1,319)             3              -
Extraordinary items                                     ---           962              -          1,653              -
Net income (loss)                                     2,199        (3,639)       (44,109)       (15,141)        (8,521)

Basic and diluted (loss) income per share:
Income (loss) from continuing operations               0.37         (1.94)        (23.12)        (13.40)         (9.70)
Loss from discontinued operations                       ---         (0.12)         (0.71)             -              -
Extraordinary items                                     ---          0.43              -           1.32              -
Net income (loss) per common share                     0.37         (1.63)        (23.83)        (12.08)         (9.70)

Weighted average common shares outstanding
    Basic                                             5,874         2,228          1,851          1,254            879
    Diluted                                           5,878         2,228          1,851          1,254            879

Consolidated Balance Sheet Data:                                            As of June 30
                                                -----------------------------------------------------------------------
                                                   2002          2001          2000           1999           1998
Cash                                                    520        $  149       $  2,607         $  968         $  279
Working capital (deficit)                               289       (11,352)       (14,845)        (9,292)        (8,733)
Total assets                                          7,377         6,055         11,851          5,353          2,041
Short-term debt                                         242         3,759            409          1,535          2,152
Long-term debt                                          421           442              -              -            383
Stockholders' equity (capital deficit)                2,469        (9,307)       (10,776)        (8,106)        (7,692)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

General

     During the fiscal year ended June 30, 2000 and the first six months of fiscal year 2001 we incurred large losses and our liquidity was severely strained. It was not possible to continue operations without significant changes. In January 2001, we implemented a restructuring process intended to allow us to begin to operate on a cash flow positive basis. The Internet Commerce Center (ICC) division and the CableCommerce division were reduced to a maintenance staff supporting existing customers, and all other employees were laid off. Our wholly-owned subsidiary, IMI, Inc., also sometimes referred to as Impact Media, was sold. We entered into an agreement with a third party to negotiate compromise payment schedules with non-essential vendors for less than the full amount owed. In addition, key management employees agreed to voluntarily reduce their salaries.

     This restructuring allowed us to focus our attention and resources on our core Galaxy Mall business which was subsequently rebranded as StoresOnline. During the subsequent 18 months, approximately $7.2 million was raised through private placements of convertible notes and common stock the proceeds of which were used to provide working capital for the business, to partially repay our long term debt and pay our past due accounts payable. The following discussion of the results of operations further expands on the effects of these changes.

     Reverse Stock Split

     On June 28, 2002, our stockholders approved amendments to our Certificate of Incorporation to change our corporate name to "Imergent, Inc." and to effect a one-for-ten reverse split of the issued and outstanding shares of our common stock and reduce the authorized number of shares of common stock from 250,000,000 to 100,000,000. These changes were effected July 2, 2002. As a result of the reverse stock split, every ten shares of our existing common stock was converted into one share of our new common stock under our new name, Imergent, Inc. Fractional shares resulting from the reverse stock split were settled by cash payment. Throughout this discussion references to numbers of shares and prices of shares have been adjusted to reflect the reverse stock split.

     Review by the Securities and Exchange Commission

     On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent us their letter of comment pointing out areas of concern and requesting that we answer their questions and provide additional information. During the ensuing six months, we exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues; however we must still respond to other comments from staff in their letter dated August 5, 2002. We believe that these remaining comments will be satisfactorily resolved.

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

     While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower sales from our core business during our first and second fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons.

     Merger of Imergent, Inc. and Galaxy Enterprises, Inc.

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

     The financial statements for the years ended June 30, 2001 and 2000 have been reclassified to conform to fiscal year 2002 presentation, including disclosures for discontinued operations.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A summary of our significant accounting policies is set out in Note 1 to our Financial Statements. We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

     Revenue Recognition

     During the year ended June 30, 2001 the Company changed its product offering at its Internet training workshops. The date of the change was October 1, 2000, the beginning of our second fiscal quarter of fiscal year 2001. Prior to that time, customers were sold a service consisting of the construction of Internet websites for their business, which service was to be provided at any time during the 12 months following the sale. Included in the price paid for this service was one year's hosting beginning when the website was published. Revenue from these transactions was deferred at the time of sale and recognized as the services were rendered or when the right to receive the services terminated.

     Beginning October 1, 2000, we discontinued selling the service and in its place sold a new product called the StoresOnline Software ("SOS"). The SOS is a software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS at one of our Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with us or any other provider of such services. If they choose us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time of sale and recognized during the subsequent 12 months.

     The revenue from the sale of the SOS is recognized when the product is delivered to the customer. We accept cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. This new revenue recognition policy was in effect for the last three quarters of fiscal year 2001 and for all of fiscal year 2002.

     SOP 97-2 states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of our order forms and a receipt acknowledging a sale and receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. We offer customers the option to pay for the SOS with Extended Payment Term Arrangements (EPTAs). The EPTAs generally have a twenty-four month term. We have a standard of using long-term or installment contracts and have a four-year history of successfully collecting under the original payment terms without making concessions. Over the past four years, we have collected or are collecting approximately 70% to 80% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. We make every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 20 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts, which allowance is established at the time of sale based on our four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

     Allowance for Doubtful Accounts

     We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $3.3 million and $3.7 million as of June 30, 2002 and June 30, 2001, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes

      In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet, as applicable. Our deferred tax assets consist primarily of net operating losses carried forward. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance. We have provided a valuation allowance against all of our net deferred tax assets at June 30, 2002 and 2001. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the consolidated statements of operations.

Related Party Transactions

     During the fiscal year ended June 30, 2002 we derived approximately $5,100,000, or 14%, of our total revenues, from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from Electronic Commerce International, Inc. ("ECI"), the sole shareholder of which was John J. Poelman, our chief executive officer and one of our directors and stockholders, who, effective October 1, 2002, sold his interest in ECI to an unrelated third party. Were we to lose our access to this product or if its cost increases our business would be severely and negatively impacted and were we not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

     Total revenue generated by us from the sale of ECI merchant account solutions was $5,106,494, $6,403,478 and $2,412,800 for the years ended June 30, 2002, 2001 and 2000, respectively. The cost to us for these products and services totaled $994,043, $975,257 and $1,110,404 for the years ended June 30, 2002, 2001 and 2000, respectively. During the years ended June 30, 2002, 2001 and 2000, we processed leasing transactions for customers through ECI in the amounts of $1,090,520, $3,386,231, and $2,450,292, respectively. As of June 30,
2002 and 2001, we had a receivable from ECI for leases in process of $0 and $90,109, respectively. In addition, we have $26,702 and $516,858 recorded in accounts payable as of June 30, 2002 and 2001, respectively, relating to the amounts owed to ECI for the purchase of its merchant account product.

     We offer our customers at our Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. We utilize Electronic Marketing Services, LLC. ("EMS") to fulfill these services to our customers. In addition, EMS provides telemarketing services, selling some of our products and services to those who do not purchase at our workshops and to other leads. Ryan Poelman, who owns EMS, is the son of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. Our revenues realized from the above products and services were $4,806,497, $1,263,793 and $0 for the years ended June 30, 2002, 2001 and 2000, respectively. We paid EMS $479,984, $78,435, and $0 to fulfill these services during the years ended June 30, 2002, 2001 and 2000, respectively.

     We engaged vFinance Investments, Inc. ("vFinance") as a financial advisor and placement agent for our private placement of unregistered securities that closed during May 2002. Shelly Singhal a former member of the Company's Board of Directors was a principal of vFinance at the time of the private placement. During the year ended June 30, 2002 the company paid vFinance $61,500 in fees and commissions for their services. The offering was successful with adjusted gross proceeds to the Company of $2,185,995.

     We engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide us with various financial services. Shelly Singhal a former member of the Company's Board of Directors is a managing director of SBI. During the year ended June 30, 2002 SBI provided us with a Fairness Opinion relating to our proposed merger with Category 5 Technologies, for which we paid $67,437, and additional $85,000 is still payable to SBI for that opinion as of June 30, 2002.

      We also paid SBI $58,679 for expenses and commissions relating to our private placement of unregistered securities that closed during November 2001. The offering was successful with adjusted gross proceeds to us of $2,803,466.

     Pursuant to an agreement dated February 15, 2002, SBI also rendered certain financial advisory services to us in connection with our private placement that closed in May 2002, including delivery of a fairness opinion with respect to such private placement. Pursuant to this agreement, we paid SBI a total of $40,000 and issued to SBI and various of its designees an aggregate of 112,500 shares of our common stock.

     During the 12 months ended June 30, 2001, we issued 12,500 warrants to Shelly Singhal for non-director services rendered. The warrants were valued at $40,657.

     In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.
Results of Operations

     Years Ended June 30, 2002 and 2001

     Revenue

     Revenues for the year ended June 30, 2002 decreased to $37,350,850 from $43,000,533 in the prior fiscal year, a decrease of 13%. Some revenues generated at our Internet training workshops for fiscal year 2001 were from the design and development of Internet web sites and the sale of the SOS product as described above, while in fiscal year 2002 revenues from the same source were from the SOS product only. Other revenues include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenue to be generated principally following a business model similar to the one used in fiscal year 2002. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

     Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI. Accordingly, IMI operations from this and prior periods are now reported as discontinued operations in the accompanying consolidated statement of operations.

     The decrease in revenues from fiscal 2001 to 2002 can be attributed to various factors some of which increased revenues while others caused the decline. There was a decrease in the number of Internet training workshops conducted during the years. The number decreased to 258 workshops for the current fiscal year from 337 in the fiscal year ended June 30, 2001, however the average number of persons attending each workshop increased which partially offset the total reduction of attendees during the year. This, in addition to an increase in the sales price of the product, had a net effect of decreasing revenues by approximately $1,450,000. Due to our lack of cash and because of unfavorable economic conditions during the first two quarters of fiscal 2002 it was necessary to reduce the number of workshops held and use our limited resources to attract the maximum number of attendees to these fewer workshops. We will seek to continue to hold workshops with a larger number of attendees in future years. We will seek to increase the number of these larger workshops during fiscal year 2003. During October and November 2001, we conducted workshops on a test basis in New Zealand and Australia for the first time. The workshops were moderately successful and we returned to these markets to conduct additional workshops during the forth quarter of fiscal 2002. Revenues from international workshops in fiscal year 2002 were $663,790.

     Approximately 35% percent of primary workshop attendees (not including their guests) made purchases at our workshops during fiscal year 2002. This percentage remained approximately the same as has been our experience historically.

     The principal cause of the reduction in revenue during the fiscal year ended June 30, 2002 was the loss of a benefit, beginning during the third quarter of fiscal 2002, of the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue was required to be deferred from current period. This benefit resulted from a change in the business model and product offering at these workshops as noted above. This benefit has now been fully realized and we do not expect it to reoccur. We anticipate that in future years the amount of revenue recognized from earlier periods will be approximately equal to that deferred into future periods. If we should enjoy a rapid growth rate, it is possible that during any one quarter the amount of revenue deferred into future periods will exceed that recognized during the same quarter from sales in prior periods.

     During the year ended June 30, 2002, we recognized $5,789,410 in revenue from sales made in prior fiscal years and we deferred revenue from fiscal year 2002 of $461,376 to future years. The net change increased revenues for fiscal year 2002 by $5,328,034. The beneficial deferred revenue impact on fiscal year 2002 occurred only during the first two quarters. Thereafter the amount of revenue recognized from earlier quarters was approximately equal to that deferred into future periods.

     During the year ended June 30, 2001, we recognized $14,534,542 in revenue from sales made in prior fiscal years and we deferred revenue from fiscal year 2001 of $5,073,856 to future years. The net change increased revenues for fiscal year 2001 by $9,460,686.

     Effective January 1, 2002, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that principles taught by us work equally well for standalone websites, as they do with sites hosted on the mall. Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

     Effective January 1, 2002, the payment options available to customers at our Internet Training Workshops were changed to eliminate the lease finance option. Although approximately 25% of our customers chose the lease finance option during calendar year 2001, we do not believe that the elimination of this option will materially adversely affect the number of customers who purchase at our workshops because we will continue to offer an installment contract payment alternative. Total sales that were financed by our customers either through leases or installment contracts were $11,984,881 in fiscal year 2002 and $17,386,728 in fiscal year 2001.

     Gross Profit

     Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the fiscal year ended June 30, 2002 decreased to $30,825,050 from $34,574,958 in the prior year. The decrease in gross profit primarily reflects the decreased sales volume related to the decrease in the number of Internet training workshops and the reduced level of benefit from the recognition of deferred revenue at rates in excess of the rates at which revenue is deferred from the current period sales to future periods as noted below.

     Gross profit percentages, however, increased for the fiscal year ended June 30, 2002 to 83% of revenue from 80% of revenue for the fiscal year ended June 30, 2001. The increase in gross profit as a percentage of revenue is due to several factors: the new product sold at the workshop, the SOS, transferred much of the cost of website construction from us to the customer, thus lowering the cost of revenue from this type of sale; new programming tools and stringent cost controls increased the productivity of the support group our customers use; our cost for the online, real time credit card processing product delivered to workshop customers decreased; hosting revenues increased with minimal incremental cost being added to accommodate the new customers; and the cost of conducting our Internet training workshops remaining relatively constant per workshop, while the average number of attendees at each workshop and the selling price of the products delivered at the workshops both increased.

     We anticipate that gross profit as a percentage of revenue will decline in fiscal year 2003 from the 83% achieved in fiscal year 2002. This decline is expected because there will be no increased revenues as a result of the deferred revenue amortization discussed above. We believe the achievable gross profit percentage in future periods will be approximately 70%, similar to what was historically experienced by us without regard to the amortization of the deferred revenue during the fiscal year ended June 30, 2001.

     Cost of revenues includes related party transactions of $994,043 in fiscal year 2002 and $975,257 in fiscal year 2001. These are more fully described in the notes to the financial statements as Note 21. We have determined that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing similar goods or services.

     Product Development

     Product development expenses consist primarily of payroll and related expenses. Product development expenses for the fiscal year ended June 30, 2002 decreased to $51,805 from $1,804,986 in the prior fiscal year. Product development expenses in fiscal year 2001 were mostly the development expenses for the Internet Commerce Center (ICC) and were largely incurred during the first two fiscal quarters of that year. We have completed the basic development of the ICC, as redefined by us. We continue to develop SOS enhancements, but there are no other major development projects underway at this time.

     We intend to make enhancements to our technology as business opportunities present themselves, but our business model currently contemplates that in most cases we will seek to pass these costs to our customers. We intend to expense these costs as incurred. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

     Selling and Marketing

     Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the fiscal year ended June 30, 2002 decreased to $14,020,571 from $20,949,758 in the fiscal year 2001. The decrease in selling and marketing expenses is primarily attributable to the decrease in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract attendees. Advertising expenses for fiscal 2002 were approximately $5.3 million compared to $6.0 million in fiscal 2001. The decrease is also attributable to the fact that we incurred no marketing expenses in fiscal year 2002 with respect to our ICC and CableCommerce products and services, whereas during fiscal year 2001 there were approximately $1,700,000 in selling and marketing expenses associated with our ICC and CableCommerce divisions. Selling and marketing expenses as a percentage of sales decreased to 38% of revenues for the current fiscal year from 49% in the previous 12-month period. We expect selling and marketing expenses to increase as a percentage of revenues in the future due to the effects of deferred revenue recognition explained above.

     Selling and marketing expense includes related party transactions of $479,984 in fiscal year 2002 and $78,435 in fiscal year 2001. These are more fully described in the notes to the financial statements as Note 21. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with related parties are at least as favorable to us as would be available from an independent third party.

     General and Administrative

     General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended June 30, 2002 decreased to $5,691,434 from $7,083,426 in the previous fiscal year. This decrease is primarily attributable to the decrease in payroll and related expenses that resulted from a reduction in the size of our workforce, a reduction in the salaries of retained management personnel, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal expenses. Further cost reductions at current revenue levels are unlikely. We anticipate that general and administrative expenses will increase in future years as our business grows.

     Bad Debt Expense

     Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. These installment contracts are sold to various finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the cost structure under which we operate. The sum of the collected contracts plus the original principal balance of those currently active as a percent of the original total value of the contracts in prior fiscal years are: Fiscal year 1999 = 70%, Fiscal year 2000 = 77%, Fiscal year 2001 = 77%. All contracts from fiscal years 1999 and 2000 have reached the end of their term, while some contracts from fiscal year 2001 are still active.

     Bad debt expense was $6,675,238 in the fiscal year ended June 30, 2002 compared to $3,475,492 in the prior fiscal year. The increase is principally due to an increase in the number of installment contracts carried by us. During the first six months of fiscal year 2002 there were no finance companies willing to purchase our contracts so we carried them ourselves. In January 2002, we were once again able to sell contracts to a finance company, but on terms that were less favorable than we had experienced in the past. The new finance company agreed to purchase contracts only if they had full recourse on any uncollectable contracts. We accepted these terms and as a result have incurred increased bad debts. Based on our recent history it was necessary to increase the allowance for doubtful accounts to provide for future losses. This increased bad debt expense for fiscal 2002 by $1,089,798.

     Depreciation and Amortization

     Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and amortization of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the fiscal year ended June 30, 2002 decreased to $668,730 from $1,296,519 in the prior 12-month period. This decrease was due to the disposal of some computer equipment and other assets as well as from reduced amortization due to the write-off of the goodwill associated with our StoresOnline (Canada) subsidiary. In future periods, goodwill will no longer be amortized based on SFAS 142 which could further reduce amortization expense.

     Writedown of Goodwill and Acquired Technology

     At  December  31,  2000,  we  wrote  off  the  goodwill   relating  to  our
StoresOnline (Canada) subsidiary in the amount of $834,331 and the acquired technology and goodwill related to our Digital Genesis operation in the amount of $250,145. It was determined that the assets and technology were no longer being used and had no market value. This write-off reduced the goodwill amortization for fiscal year 2002 compared to fiscal 2001.

     Interest Expense

     Interest expenses for the fiscal year ended June 30, 2002 decreased to $1,950,687 from $3,287,905 in fiscal 2001. Included in interest expense in fiscal 2002 are $212,463 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and $1,666,957 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the current fiscal year instead of being amortized over the life of the notes.

     Included in interest expense in the fiscal year ended June 30, 2001 is a one-time charge of $884,000 relating to the fair value of the beneficial conversion feature of an 8% convertible debenture issued to King William, LLC, the amortization of the discount relating to the beneficial conversion feature, warrants issued in connection with the sale by us of convertible notes in January and April 2001 and the actual interest accrued on the debenture and notes.

      Interest expense is anticipated to be significantly less in fiscal year 2003 due to the reduction in debt carried on our balance sheet.

     Discontinued Operations

     In January 2001, we sold our subsidiary, IMI, Inc. to a third party as discussed above. As a result, the loss from discontinued operations is listed on a separate line item in the statement of operations. The loss from discontinued operations for fiscal year 2001 was $285,780.

     Extraordinary Items

     In January 2001, we entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the B2B and CableCommerce divisions, in an effort to improve our financial condition. It was important to remove some of the debts so we could attract the outside capital investment necessary to keep us solvent and provide for future growth. We settled approximately $2.5 million in obligations in this manner, resulting in an extraordinary gain of $1,688,956.

     In December 2000, certain equipment and software related to closed operations in Long Beach, California and American Fork, Utah were taken out of service and disposed of resulting in a loss of $1,091,052. Additionally, there was a gain on the disposal of IMI, Inc. in the fiscal year ended June 30 , 2001 of $363,656.

     The total gain of all extraordinary items for the fiscal year ended June 30, 2001 was therefore $961,560. There was no extraordinary item in the fiscal year ended June 30, 2002.

     Income Taxes

     Fiscal year 2002 is the first profitable year for the Company since its inception. We have net operating loss carry forwards sufficient to reduce our pretax profits to zero, therefore, we have not paid or accrued any federal income taxes in this or prior fiscal years.

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

     The increase in revenues from fiscal 2000 to 2001 can be attributed to two major factors. First, there was an increase in the number of Internet training workshops conducted during the year. The number increased to 337 workshops for the current fiscal year from 250 in the fiscal year ended June 30, 2000.

     The second factor contributing to the increased revenue was a change in the business model for our Internet workshop training business. Since October 1, 2000, the product sold to our customers at our Internet Training Workshop has been our SOS product. Under this new model, as discussed above, we now recognize all of the revenue generated at our Internet workshops at the time the SOS product is delivered. During the year ended June 30, 2001, we recognized
$14,534,542 in revenue from sales made in prior fiscal years and we deferred revenue from the current fiscal year of $5,073,856 to future years. The net change increased revenues for fiscal year 2001 by $9,460,686.

     Gross Profit

     Gross profit for the fiscal year ended June 30, 2001 increased to $34,574,958 from $13,684,558 in the prior year. The increase in gross profit primarily reflects the increased sales volume of services provided through our Internet training workshops and the effect on revenues from the sale of the StoresOnline software as explained above.

     Gross profit percentages increased for the fiscal year ended June 30, 2001 to 80% of revenue from 62% of revenue for the fiscal year ended June 30, 2000. The increase in gross profit as a percentage of revenue is due to several factors: additional revenue from prior product offerings recognized during fiscal 2001 from prior years had no corresponding cost of revenue; new programming tools and stringent cost controls increased the productivity of the support group our customers use; and the cost of conducting our Internet training workshops remaining relatively constant per workshop, while the number of workshops and the selling price of the products delivered at the workshops both increased. The percentage of attendees at the workshops who purchased the StoresOnline software remained approximately the same as it had been in the former business model.

     Cost of revenues includes related party transactions of $975,257 in fiscal year 2001 and $1,110,404 in fiscal year 2000. These are more fully described in the notes to the financial statements as Note 21. We believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

     Product Development

     Product development expenses for the fiscal year ended June 30, 2001 decreased to $1,804,986 from $6,462,999 in the prior fiscal year. Most of the expenses were for development of the Internet Commerce Center (ICC) and were incurred prior to December 2000. By the end of fiscal year 2001 we had completed the basic development of the ICC, as redefined by us.

     Selling and Marketing

     Selling and marketing expenses for the fiscal year ended June 30, 2001 increased to $20,949,758 from $18,536,486 in the previous 12-month period. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the year and the associated advertising and promotional expenses necessary to attract attendees. Advertising expenses in fiscal year 2001 were approximately $6.0 million compared to $5.9 million in fiscal 2000. During fiscal year 2001 there were approximately $1,700,000 in selling and marketing expenses associated with our ICC and CableCommerce divisions, down from approximately $4,500,000 in fiscal year 2000. Selling and marketing expenses as a percentage of sales decreased to 49% of revenues for the fiscal year 2001 from 84% in the previous 12-month period.

     General and Administrative

      General and administrative expenses for the fiscal year ended June 30, 2001 decreased to $7,083,426 from $24,517,450 in the previous fiscal year. This decrease is attributable to the decrease in payroll and related expenses that resulted from the relocation of our headquarters to Orem, Utah from Long Beach, California, the resignation of senior management personnel who were not replaced, a reduction in the salaries of retained management personnel and cutbacks in administrative staff associated with the reorganization of the ICC and CableCommerce divisions. During the fiscal year ended June 30, 2000, we incurred certain administrative expenses that were not repeated in fiscal 2001, consisting of one-time legal, accounting and other costs associated with the acquisition by us of Galaxy Enterprises, Inc., and the issuance of common stock for services in the amount of $3,660,498 and to executive officers in exchange for cancellation of options in the amount of $8,400,000.

     During the first quarter of fiscal year 2001, we implemented our previously announced consolidation strategy to relocate our headquarters operation from Long Beach, California to Orem, Utah. The headquarters of our Galaxy Mall, Inc. subsidiary has been in Orem since 1997. We realized significant improvements in operations and savings in general and administrative expenses as a result of our relocation. The cost structure is more favorable in Orem due to lower prevailing wage rates in the local labor market, as well as lower costs for facilities, outside professional services and other costs of operations. Beginning in October 2000, we reduced personnel in accounting, the in-house legal department, and general administrative positions.

     Bad Debt Expense

     Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. These installment contracts are sold to various finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the cost structure under which we operate.

      Bad debt expense was $3,475,492 in the fiscal year ended June 30, 2001 compared to $1,159,022 in the prior fiscal year. The increase is principally due to the increase in the number of installment contracts accepted by us as the sales volume grew. At the time of a contract sale to a finance company 20% of the sales price is placed in a reserve account held by the finance company. If our customer does not make its payments on the contract, the finance company may charge the reserve for the unpaid balance previously funded to the extent there are funds available in the reserve account. At maturity of the customer contract, the net balance of the reserve is returned to us. One of the finance companies holding a reserve that may be due to us if the contracts are collected has experienced financial difficulties and may not be able to return these reserves. We therefore established a loss provision of approximately $950,000. This reserve is included in bad debt expense for fiscal year 2001.

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

     Writedown of Goodwill and Acquired Technology

     At  December  31,  2000,  we  wrote  off  the  goodwill   relating  to  our
StoresOnline (Canada) subsidiary in the amount of $834,331 and the acquired technology and goodwill related to our Digital Genesis operation in the amount of $250,145. It was determined that the assets and technology were no longer being used and had no market value.

     Interest Expense

     Interest expense for the fiscal year ended June 30, 2001 decreased to $ 3,287,905 from $4,573,695 in the prior fiscal year. We included in interest expense in fiscal year 2001 a one-time charge of $884,000 relating to the fair value of the beneficial conversion feature of an 8% convertible debenture issued to King William, LLC, the amortization of the discount relating to the beneficial conversion feature, warrants issued in connection with the sale by us of convertible notes in January and April 2001 and the actual interest accrued on the debenture and notes. We repaid the various debt instruments primarily attributable to the interest expense for fiscal year ended June 30, 2000.

     Discontinued Operations

     In January 2001, we sold our subsidiary, IMI, Inc. to a third party as discussed above. As a result, the gain or loss from discontinued operations is listed on a separate line item in the statement of operations. The loss from discontinued operations for fiscal 2001 was $285,780, compared to a loss of $1,318,515 in the prior 12-month period.

     Extraordinary Items

     In January 2001, we entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the ICC and CableCommerce divisions, in an effort to improve our balance sheet ratios. It was important to reduce some of the debts so we could attract the outside capital investment necessary to keep us solvent and provide for future growth. We settled approximately $2.5 million in obligations in this manner, resulting in an extraordinary gain of $1,688,956.

     In December 2000, certain equipment and software related to closed operations in Long Beach, California and American Fork, Utah were taken out of service and disposed of resulting in a loss of $1,091,052. Additionally, there was a gain on the disposal of IMI, Inc. in the fiscal year ended June 30, 2001 of $363,656.

     The total gain of all extraordinary items for the fiscal year ended June 30, 2001 was therefore $961,560. There was no extraordinary item in the fiscal year ended June 30, 2000.

     Income Taxes

     We have not generated any taxable income to date and, therefore, we have not paid any federal income taxes. The use of our net operating loss carry forwards, which begin to expire in 2010, may be subject to certain limitations in the event of a change of control under Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has primarily incurred losses since its inception, fiscal year 2002 being our first profitable year. We have a cumulative net loss of a $69,520,461 through June 30, 2002. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated the Company may not be able to execute its strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash

     At the close of the year ended June 30, 2002, we had working capital of $289,438 compared to a working capital deficit of $11,352,351 at June 30, 2001. Our shareholders equity was $2,468,574 at June 30, 2002 compared to a capital deficit of $9,306,829 at June 30, 2001. We generated revenues from continuing operations of $37,350,850 for the fiscal year 2002 and $43,000,533 for the year ended June 30, 2001. For the year ended June 30, 2002 we generated net income of $2,198,769 and for the year ended June 30, 2001, we incurred a net loss of $3,638,736. For the year ended June 30, 2002 and the year ended June 30, 2001, we recorded negative cash flows from continuing operations of $3,548,931 and $7,347,123, respectively.

     At June 30, 2002, we had $519,748 cash on hand, an increase of $370,583 from June 30, 2001.

     Net cash used in operating activities was $3,548,931 for the fiscal year ended June 30, 2002. Net cash used in operations was mainly net income from continuing operations of $2,198,769, a provision for bad debts of $6,675,238, and depreciation and amortization of $3,078,953, but offset by a decrease in deferred revenue of $5,328,034, a decrease in accounts payable and accrued liabilities of $1,654,092 and an increase in accounts receivable of $8,250,722.

     The decrease in deferred revenue is the result of our change in the product offered at our Internet training workshops. The products sold after September 30, 2000 did not require us to defer revenue, but during the current fiscal year we continued to recognize revenue deferred in prior periods. This is explained in detail in the revenue section above. The decrease in accounts payable of $1,335,964 and other liabilities of $318,128 is the result of paying past due vendor invoices using proceeds from the private sale of equity securities, settlement of outstanding liabilities by issuing stock instead of paying in cash and cash payments to officers of accrued bonuses earned in prior years of $425,857. The increase in accounts receivable occurred because we were unable to sell our installment contracts during the first two quarters of fiscal year 2002 and as a result carried them ourselves.

     Net cash provided by financing activities for the fiscal year ended June 30, 2002 was $4,018,433. We sold common stock to investors in two private placements that generated $4,712,712 in net proceeds to us during the fiscal year and repaid loans to banks and others, including our officers, in the amount of $598,121.

     In May 2001 we began a private placement of unregistered common stock at $3.00 per share in an attempt to raise $3 million. In November 2001 we completed the offering with adjusted gross proceeds to us of $2,803,466, of which $291,200 was received during fiscal year 2001 with the balance being received in fiscal year 2002.

     In March 2002 we began an additional private placement of unregistered common stock at $.40 per share in an attempt to raise $2.5 million. The share price was lower than the offering of May 2001 because our stock was trading below the levels at May 2001 and we needed to offer investors a substantial discount in order to raise the much-needed additional capital. We completed the offering in June with adjusted gross proceeds to us of $2,185,995.

     Accounts Receivable

     Accounts receivable, carried as a current asset, net of allowance for doubtful accounts, were $2,247,129 at June 30, 2002 compared to $1,099,744 at June 30, 2001. Also at June 30, 2001, there was a related party current account receivable of $90,109, but none at June 30, 2002. Accounts receivable, carried as a long-term asset, net of allowance for doubtful accounts, was $1,673,740 at June 30, 2002 compared to $900,198 at June 30, 2001. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal year are carried as long-term trade receivables. A relatively constant and significant portion of our revenues have been made on this installment contract basis. We have in the past sold, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Because these financial institutions are small, they are limited in the quantities of contracts they can purchase from us. As a result, we were unable to sell any contracts during the first two quarters of fiscal year 2002. We continued to offer installment payment terms to our customers and carried the contracts in-house. In January
2002 we signed a contract with a new finance company to begin purchasing contracts. Unfortunately the terms were not as good as previously and the contracts were sold with recourse. In the event our customer did not meet their contractual obligation the finance company could look to us to cover their losses. This inability to sell our installment contracts at historic levels has caused the increase in the accounts receivable balance and had a material negative impact on our near-term liquidity and cash position.

     Other assets relating to our installment contract sales at June 30, 2002 were $417,384 compared to $993,992 net of an allowance for doubtful accounts at June 30, 2001. These assets relate to transactions conducted prior to the new relationship we entered into in January 2002. When installment contracts were sold without recourse to the previous finance companies, the purchaser held approximately 20% of the purchase price in a reserve account that will be returned to us if the contracts are paid in full by our customer. If the customer fails to pay, the purchaser may charge this reserve account for the deficiency. Our obligation to accept such charge backs was limited to the amount in the reserve account.

     Delisting of Common Stock

     On January 10, 2001, our common stock was delisted from the Nasdaq National Market, and began to trade on the National Association of Securities Dealers OTC Electronic Bulletin Board. The delisting of our common stock has had an adverse impact on the market price and liquidity of our securities and has adversely affected our ability to attract additional investors. This has a material adverse effect on our liquidity, because sales of additional shares of our common stock is currently the principal potential source of additional funds that may be required to operate our businesses.

     Arrangements with King William, LLC

     In July 2000, we entered into a securities purchase agreement with King William, LLC. Under the terms of the agreement, we issued to King William an 8% convertible debenture due July 31, 2003, in the principal amount of $4.5 million. The debenture was convertible into shares of our common stock at the lower of $17.90 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The second tranche of $2.0 million was to be payable three business days after our satisfaction of certain conditions, which conditions were never satisfied. Effective as of January 25, 2001, we reached an agreement with King William LLC to restructure this debenture. Under the terms of the agreement no second tranche of the debenture would be available, the note was amended so that it would be repaid in installments with a 15% prepayment premium over the remainder of calendar year 2001, and a related Private Equity Credit Agreement was terminated. Under this agreement, King William's right to convert the debenture into shares of our common stock was modified to permit such conversion only if the trading price of our common stock was in excess of $30.00 for 20 consecutive trading days or we failed to make a scheduled payment of principal. We also agreed to re-price the warrants issued to King William in connection with the issuance of the debenture to $2.50 per share and we issued to King William a warrant for an additional 26,900 shares of common stock at $2.50 per share. As of the date of the restructuring agreement we were in default of our obligations under the convertible debenture, but King William waived all of these defaults pursuant to the terms of the restructuring agreement.

     We made the initial payment of $250,000 required under the restructuring agreement but did not make the next two payments totaling $497,000, and on May 9, 2001 we entered into a waiver agreement with King William. Pursuant to this agreement King William converted $200,000 principal balance of the remaining balance of the convertible debenture into 80,000 shares of common stock. The $200,000 was credited toward the payment due February 28, 2001 and the balance of $50,000 was rescheduled to be paid on March 10, 2002 and the payments originally due April 10, 2001 and May 10, 2001 were rescheduled to January 10, 2002 and February 10, 2002 respectively. Under the Agreement, King William waived its right to make further conversions on account of our failure to make the missed payments.

     Effective July 11, 2001, we entered into a second restructuring agreement with King William pursuant to which we paid in full and final satisfaction of the Debenture (i) a cash payment of $100,000, (ii) a $400,000 promissory note and (iii) 280,000 shares of our common stock that were issued in September 2001. King William has agreed to forgive the $400,000 promissory note if we meet certain specific requirements.

     We recorded the value of the beneficial conversion feature on the $2.5 million that has been drawn down on the $4.5 million principal amount as additional paid in capital and interest expense of $884,000 during our first fiscal quarter ended September 30, 2000 because the convertible debenture was immediately exercisable.

     Effective February 13, 2002, we entered into a modification to the second restructuring agreement with King William pursuant to which we issued 10,000 shares of our unregistered common stock in exchange for (i) a change in the terms of the $400,000 note to extend the final payment date to July 10, 2006,
(ii) the ability to pay interest in our common stock if we so elect, (iii) relief from the obligation to register any of the shares owned by King William or to be received by them through the exercise of warrants and (iv) King William waived any default under the second restructuring agreement. The stock was valued at $13,000, the fair market value on February 13, 2002.

     In connection with the securities purchase agreement, we issued to King William a warrant to purchase 23,100 shares of common stock. In connection with the issuance of the debenture, we also issued to Roth Capital Partners, Inc., a warrant to purchase 9,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 1,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $16.25 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been recorded at $371,000. Of the $371,000, $259,000 is accounted for as capital and debt discount and is amortized over the life of the debt. The remaining balance is accounted for as debt issuance costs classified as other assets and is amortized over the life of the debt.

     Accounts Payable

     Accounts payable at June 30, 2002, totaled $1,327,102, including amounts payable to a related party, as compared to $2,663,066 at June 30, 2001 and compared to $4,708,716 as of March 31, 2001. The reduction between March and June 2001 is primarily due to the settlement agreements reached with vendors as described above and funded with proceeds from the sale of convertible notes, common stock and unsecured loans from certain of our officers. The reduction between June 30, 2001 and June 30, 2002 is due to the payment of overdue vendor invoices. Our accounts payable as of June 30, 2002 were mostly within our vendor's terms of payment. Our business operations are dependent on the ongoing willingness of our suppliers and service providers to continue to extend their payment terms. A number of suppliers and service providers now require payment in advance or on delivery. Any interruption in our business operations or the imposition of more restrictive payment terms for payments to additional suppliers and service providers would have a further negative impact on our liquidity.

     Deferred Revenue

     Deferred revenue at June 30, 2002 totaled $705,558 as compared to $6,033,592 at June 30, 2001. We recognize deferred revenue as the services related to the deferred revenue are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change at October 1, 2000 in the products offered at our Internet training workshops.

     We changed the product offered through our Internet workshop training business and since October 1, 2000, have delivered a new product called the StoresOnline Software, as discussed above.

     Under this new model, we now recognize all of the revenue generated at our Internet workshops at the time of the sale and delivery of the SOS product to our customer.

     Stockholders' Equity (Capital Deficit)

     Shareholders' equity at June 30, 2002 was $2,468,574 compared to capital deficit of $9,306,829 at June 30, 2001. This mainly resulted from additions to common stock and paid-in capital from our sale of unregistered common stock to private investors of $4,712,712 and the conversion of debentures and notes into equity of $4,263,179. It also increased because of fiscal year 2002 net income of $2,198,769.

     Financing Arrangements

     We accept payment for the sales made at our Internet training workshops by cash, credit card, installment contract, or until December 31, 2001, a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash. Because these finance companies are small and have limited resources they have not been able to purchase all of the contracts we would like to sell. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

     Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, we will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. We have not yet determined what effect, if any, the impairment test of goodwill will have on our results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS
145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. The Company has not assessed the potential impact of SFAS 145 on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.

     Although we conduct some business outside of the United States, to date our exposure to foreign currency rate fluctuations has not been significant. If we increase our international business, we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Item 8.           Financial Statements and Supplementary Data


     See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


     On February 4, 2002, we engaged Grant Thornton LLP as our independent auditor following our dismissal, effective January 31, 2002, of Eisner LLP (formerly known as Richard A. Eisner & Company, LLP) ("Eisner"). Our board of directors approved the engagement of Grant Thornton LLP and the dismissal of Eisner.

     Eisner had served as our independent accountants since April 4, 2001. Eisner's auditors' report on our consolidated financial statements as of and for the year ended June 30, 2001 contained a separate paragraph stating that it had substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that might result from the outcome of this uncertainty. Except as noted above, Eisner's report on our financial statements for the fiscal year ended June 30, 2001 contained no adverse opinions or disclaimer of opinions, and were not qualified as to audit scope, accounting principles, or uncertainties.

     We notified Eisner that during the most recent fiscal year and the interim period from July 1, 2001 through January 31, 2002, we were unaware of any disputes between us and Eisner as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     Effective February 4, 2002, we engaged Grant Thornton LLP as our independent auditors with respect to our fiscal year ending June 30, 2002. We had previously retained Grant Thornton LLP on an interim basis during our previous fiscal year, from January 22, 2001 to April 4, 2001. Grant Thornton LLP had reviewed our interim financial statements for the quarter ended December 31, 2000, but did not issue any reports thereon. Other than this limited engagement, during our most recent fiscal year and through February 4, 2002, we had not consulted with Grant Thornton LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor was oral advice provided that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation  S-K, or a reportable  event,  as that term is defined in
Item 304 (a)(1)(v) of Regulation S-K.

     On April 4, 2001, we engaged Eisner as our independent auditor concurrent with our termination of Grant Thornton, LLP. Our board of directors approved the engagement of Eisner as our independent auditors with respect to our fiscal year ending June 30, 2001. Grant Thornton was retained on an interim basis to replace KPMG LLP, which had served as our independent auditor between June, 1998 and January 12, 2001.

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

     We notified KPMG LLP that during the two most recent fiscal years and the interim period from July 1, 2000 through January 12, 2001, we were unaware of any disputes between us and KPMG LLP as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

     We engaged Grant Thornton LLP on January 22, 2001 to review our interim report on Form 10-Q for the three-month period ended March 31, 2001. On April 4, 2001, we terminated their engagement.

     During the fiscal year ended June 30, 2000 and through April 4, 2001, we had not consulted with Eisner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Eisner concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement.

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

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a) 1.   Financial Statements

               The following financial statements of Imergent, Inc., and related notes thereto and auditors' report thereon are filed as part of this Form 10-K:

                                                                            PAGE

         Independent Auditor's Report dated September 20, 2002               43

         Independent Auditor's Report dated August 3, 2001                   44

         Independent Auditor's Report dated August 21, 2000                  45

         Consolidated Balance Sheets as of June 30, 2002 and 2001            46

         Consolidated Statements of Operations for the years ended June 30,
                   2002, 2001 and 2000                                       47

         Consolidated Statements of Stockholders' Equity /Capital Deficit
                  for the years ended June 30, 2002, 2001 and 2000           48

         Consolidated Statements of Cash Flows for the years ended June
                  30, 2002, 2001 and 2000                                    49

         Notes to Consolidated Financial Statements                          51


         2.   Financial Statement Schedules

              The following financial statement schedule of Imergent, Inc. is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                            PAGE

                  Schedule II - Valuation and Qualifying Accounts            74


         3.   Exhibits

               The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

     (b)   Reports on Form 8-K During the Last Quarter of Fiscal 2002

           We filed no reports  on Form 8-K  during  the last  quarter of fiscal
           2002.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Imergent, Inc. (formerly Netgateway, Inc.)


We have audited the accompanying consolidated balance sheet of Imergent, Inc. (formerly Netgateway, Inc.) and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 30, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imergent, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has primarily incurred losses since its inception and has an accumulated deficit of $69,520,461 as of June 30, 2002. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /s/ GRANT THORNTON LLP

Salt Lake City, Utah
September 20, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Imergent, Inc. (formerly known as Netgateway, Inc.)

         We have audited the accompanying consolidated balance sheet of Imergent, Inc. (formerly known as Netgateway, Inc.) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, capital deficit, and cash flows for the year then ended. Our audit also includes the financial statement schedule in so far as it relates to the year ended June 30, 2001 listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Imergent, Inc. (formerly known as Netgateway, Inc.) and subsidiaries at June 30, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                 Eisner LLP (formerly known as RICHARD A. EISNER & COMPANY, LLP)

New York, New York
August 3, 2001,

With respect to Notes 10, 13, 14 and 23
September 30, 2001

With respect to Note 2(b)
July 3, 2002

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Imergent, Inc. (formerly Netgateway, Inc.):

We have audited the consolidated statements of operations, stockholders' deficit and cash flows of Imergent, Inc. (formerly Netgateway, Inc.) and subsidiaries for the year ended June 30, 2000. In connection with our audit of the consolidated financials statements, we have audited the financial statement schedule for the year ended June 30, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Imergent, Inc. (formerly Netgateway, Inc.) and subsidiaries for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financials statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/ KPMG LLP



Los Angeles,  California
August 21, 2000,  except as to Note 19,
which is as of January 11, 2001
and Note 2(b) which is as of July 3, 2002




                                          IMERGENT, INC. AND SUBSIDIARIES
                                            (formerly Netgateway, Inc.)
                                            Consolidated Balance Sheets
                                              June 30, 2002 and 2001

                                                                                       2002             2001
                                                                                 -----------------------------------
Assets
Current assets

Cash                                                                                  $   519,748       $   149,165
Trade  receivables,  net of allowance for doubtful accounts of $1,918,673
  at June 30, 2002 and $1,103,603 at June 30, 2001.                                     2,247,129         1,099,744

Accounts receivable - related party                                                             -            90,109
Inventories                                                                                23,416            44,726
Prepaid expenses                                                                          607,857           115,935
Common stock subscriptions receivable                                                           -           107,000
Credit card reserves,  net of allowance for doubtful accounts of $137,370
  at June 30, 2002 and $173,000 at June 30, 2001.                                       1,022,701         1,187,502
Other current assets                                                                            -             3,220
                                                                                 -----------------------------------
  Total current assets                                                                  4,420,851         2,797,401


Property and equipment, net                                                               409,460           774,862
Goodwill, net                                                                             455,177           588,544
Trade  receivables,  net of allowance for doubtful accounts of $1,357,938
  at June 30, 2002 and $1,011,774 at June 30, 2001.                                     1,673,740           900,198
Other assets, net of allowance for doubtful accounts of $0 at June 30, 2002
  and $1,390,640 at June 30, 2001.                                                        417,384           993,992
                                                                                 -----------------------------------
  Total Assets                                                                        $ 7,376,612       $ 6,054,997
                                                                                 ===================================

Liabilities and Stockholders' Equity / (Capital Deficit)

Current liabilities

Accounts payable                                                                      $ 1,215,400       $ 2,146,208
Accounts payable - related party                                                          111,702           516,858
Bank overdraft                                                                            150,336           666,683
Accrued wages and benefits                                                                681,472           581,400
Past due payroll taxes                                                                     26,797           497,617
Accrued liabilities                                                                       548,016           567,916
Current portion of capital lease obligations                                               80,938            37,802
Current portion of notes payable                                                          160,671            97,779
Notes payable - officers and stockholders                                                       -           490,000
Loan payable                                                                                    -           100,000
Other current liabilities                                                                 450,523           423,578
Current portion of deferred revenue                                                       705,558         5,618,849
Convertible debenture                                                                           -         2,405,062
                                                                                 -----------------------------------
  Total current liabilities                                                             4,131,413        14,149,753


Deferred revenue, net of current portion                                                        -           414,743
Convertible long term notes                                                                     -           442,172
Capital lease obligations, net of current portion                                          27,906                 -
Notes payable, net of current portion                                                     393,560                 -
                                                                                 -----------------------------------
  Total liabilities                                                                     4,552,879        15,006,667
                                                                                 -----------------------------------

Commitments and contingencies                                                                   -                 -

Minority interest                                                                         355,159           355,159
                                                                                 -----------------------------------
Stockholders' Equity / (Capital Deficit)
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued                                    -                 -
  Common stock - authorized 100,000,000 shares; issued and outstanding
    10,995,774  and  2,446,018  shares,  at June 30,  2002  and  June  30,  2001,
     respectively                                                                          10,996             2,446
  Additional paid-in capital                                                           72,017,928        62,069,306
  Common stock subscription                                                                     -           398,200
  Deferred compensation                                                                   (34,987)          (52,649)
  Accumulated other comprehensive loss                                                     (4,902)           (4,902)
  Accumulated deficit                                                                 (69,520,461)      (71,719,230)
                                                                                 -----------------------------------
    Total stockholders' equity / (capital deficit)                                      2,468,574        (9,306,829)
                                                                                 -----------------------------------

Total Liabilities and Stockholders' Equity / (Capital Deficit)                        $ 7,376,612       $ 6,054,997
                                                                                 ===================================

                                  See Notes to Consolidated Financial Statements





                                          IMERGENT, INC. AND SUBSIDIARIES
                                            (formerly Netgateway, Inc.)
                                   Consolidated Statements of Operations for the
                                               Years Ended June 30,

                                                                      ----------------------------------------------
                                                                           2002            2001           2000
                                                                      ----------------------------------------------


Revenue                                                                 $  37,350,850    $ 43,000,533  $ 22,149,649

Cost of revenue                                                             5,531,757       7,450,318     7,354,687
Cost of revenue - related party                                               994,043         975,257     1,110,404
                                                                      ----------------------------------------------
  Total cost of revenue                                                     6,525,800       8,425,575     8,465,091

                                                                      ----------------------------------------------
  Gross profit                                                             30,825,050      34,574,958    13,684,558


Product development                                                            51,805       1,804,986     6,462,999
Selling and marketing                                                      13,540,587      20,871,323    18,536,486
Selling and marketing - related party                                         479,984          78,435             -
General and administrative                                                  5,691,434       7,083,426    24,517,450
Depreciation and amortization                                                 668,730       1,296,519     1,191,143
Bad debt expense                                                            6,675,238       3,475,492     1,159,022
Writedown of goodwill and acquired technology                                       -       1,084,476             -
                                                                      ----------------------------------------------
  Total operating expenses                                                 27,107,778      35,694,657    51,867,100

Income (loss) from continuing operations                                    3,717,272      (1,119,699)  (38,182,542)


Other income (expense)                                                        432,184          93,088       (33,677)
Interest expense                                                          (1,950,687)      (3,287,905)   (4,573,695)
                                                                      ---------------- ---------------- -------------
  Total other expenses                                                     (1,518,503)     (3,194,817)   (4,607,372)

                                                                      ----------------------------------------------

Income (loss)  before discontinued operations and extraordinary items       2,198,769      (4,314,516)  (42,789,914)

Discontinued Operations:
(Loss) from discontinued operations, less applicable tax expense
  (benefit) of $0                                                                   -        (285,780)   (1,318,515)
                                                                      ----------------------------------------------
Income (loss) before extraordinary items                                    2,198,769      (4,600,296)  (44,108,429)

Extraordinary items:
Loss on disposal of assets subsequent to merger                                     -      (1,091,052)            -
Gain on disposal of segment subsequent to merger                                    -         363,656             -
Gain from settlement of debt                                                        -       1,688,956             -
                                                                      ----------------------------------------------
Extraordinary items                                                                 -         961,560             -
                                                                      ----------------------------------------------
Net income (loss)                                                       $   2,198,769    $ (3,638,736) $(44,108,429)
                                                                      ==============================================

Basic earnings (loss) per share:
Income (loss) from continuing operations                                $        0.37    $      (1.94) $     (23.12)
Income (loss) from discontinued operations                                          -           (0.12)        (0.71)
Extraordinary items                                                                 -            0.43            -
                                                                      ----------------------------------------------
Net income (loss)                                                       $        0.37    $      (1.63) $     (23.83)
                                                                      ==============================================

Diluted earnings (loss) per share:
Income (loss) from continuing operations                                $        0.37    $      (1.94) $     (23.12)
Income (loss) from discontinued operations                                          -           (0.12)        (0.71)
Extraordinary items                                                                 -            0.43             -
                                                                      ----------------------------------------------
Net income (loss)                                                       $        0.37    $      (1.63) $     (23.83)
                                                                      ==============================================

Weighted average shares outstanding:

    Basic                                                                   5,873,654       2,227,965     1,851,114
    Diluted                                                                 5,878,404       2,227,965     1,851,114

                                  See Notes to Consolidated Financial Statements




                                               IMERGENT, INC. AND SUBSIDIARIES
                                                 (formerly Netgateway, Inc.)
                             Consolidated Statements of Stockholders' Equity / (Capital Deficit)
                                       For the Year Ended June 30, 2002, 2001, and 2000

                                                                                                                        Total
                                                                                                        Accumulated  Stockholders'
                                        Common Stock     Additional   Common                                Other        Equity
                                      -----------------   Paid-in     Stock     Deferred    Accumulated Comprehensive  (Capital
                                       Shares    Amount   Capital    Subscribe Compensation   Deficit        loss       Deficit)
                                      -------------------------------------------------------------------------------------------


Balance July 1, 1999                  1,355,920 $ 1,355  $ 5,921,290 $     - $  (52,919)   $(23,972,503)  $ (3,598)  $(8,106,375)
Common stock issued for prepaid
advertising                               5,000       5      299,995       -          -               -          -       300,000
Common stock issued for services         53,860      54    3,660,444       -          -               -          -     3,660,498
Warrants issued to settle an
obligation                                    -       -       53,534       -          -               -          -        53,534
Sale of common stock for cash           415,535     415   25,313,448       -          -               -          -    25,313,863
Warrants issued for debt issue costs          -       -      145,876       -          -               -          -       145,876
Conversion of debt to common stock        8,000       8      199,992       -          -               -          -       200,000
Options issued for services                   -       -      172,853       -          -               -          -       172,853
Stock option compensation                     -       -    1,069,900       - (1,069,900)              -          -             -
Amortization of deferred compensation         -       -            -       -    615,825               -          -       615,825
Exercise of warrants                      2,587       3       27,868       -          -               -          -        27,871
Cashless exercise of options and
  warrants                              118,877     119        (119)       -          -               -          -             -
Common stock  issued for cancellation
  of options                            120,000     120    8,399,880       -          -               -          -     8,400,000
Exercise of stock options                34,572      35    1,174,784       -          -               -          -     1,174,819
Common stock issued upon onversion
of subsidiary common stock               23,958      24      898,385       -          -               -          -       898,409
Sale of common stock for cash            14,593      15      299,985       -          -               -          -       300,000
Stock option compensation                     -       -      255,000       -   (218,000)              -          -        37,000
Common stock issued in business
  acquisition                            11,971      12      138,613       -          -               -          -       138,625
Comprehensive income (loss)
--------------------------
  Net income (loss)                           -       -            -       -          -     (44,108,429)         -   (44,108,429)
  Foreign currency translation
   adjustment                                 -       -            -       -          -               -       (669)         (669)
                                                                                                                  ----------------
     Comprehensive income (loss)                                                                                     (44,109,098)
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                 2,164,873   2,165   58,031,728       -   (724,994)    (68,080,932)    (4,267)  (10,776,300)

Common stock issued upon conversion
of subsidiary common stock                3,714       4      139,286       -          -               -          -       139,290
Stock options exercised                   2,001       2        6,773       -          -               -          -         6,775
Shares issued for services                4,780       5       17,195       -          -               -          -        17,200
Amortization of deferred compensation         -       -            -       -    258,375               -          -       258,375
Forfeiture of stock options                   -       -     (413,970)      -    413,970               -          -             -
Beneficial   conversion feature on
convertible debenture                         -       -      884,000       -          -               -          -       884,000
Warrants issued for convertible
debentures                                    -       -      371,000       -          -               -          -       371,000
Repricing of  warrants issued for
convertible debentures                        -       -        9,008       -          -               -          -         9,008
Warrants issued for restructuring of
debenture                                     -       -      129,927       -          -               -          -       129,927
Debt  discount on convertible note
warrants                                      -       -      512,540       -          -               -          -       512,540
Beneficial conversion feature on
convertible note                              -       -    1,347,480       -          -               -          -     1,347,480
Partial conversion of convertible
debenture                                80,000      80      199,920       -          -               -          -       200,000
Conversion of related party note
payable                                  39,333      39      117,961       -          -               -          -       118,000
Coversion of officers accrued
liabilities                             151,317     151      453,799       -          -               -          -       453,950
Warrants issued for services                  -       -      223,903       -          -               -          -       223,903
Imputed Interest on notes payable to
officers - contributed                        -       -       38,756       -          -               -          -        38,756
Private placement offering
subscriptions received, net                   -       -            - 398,200          -               -          -       398,200
Comprehensive income (loss)
---------------------------
 Net income (loss)                            -       -            -       -          -      (3,638,736)         -     3,638,736)
 Foreign currency translation
adjustment                                    -       -            -       -          -             438       (635)         (197)
                                                                                                                  ----------------
     Comprehensive income (loss)                                                                                      (3,638,933)

----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001                 2,446,018   2,446   62,069,306 398,200    (52,649)    (71,719,230)    (4,902)   (9,306,829)

Stock options exercised                     691       1        1,726       -          -               -          -         1,727
Amortization of deferred compensation         -       -            -       -     16,145               -          -        16,145
Forfeiture of deferred compensation           -       -       (1,517)      -      1,517               -          -             -
Imputed  Interest on officer/director
notes payable                                 -       -       12,639       -          -               -          -        12,639
Stock options issued to consultants           -       -        6,400       -          -               -          -         6,400
Common stock issued for loan
restructuring                            10,000      10       12,990       -          -               -          -        13,000
Conversion of convertible
debenture                               280,000     280    2,115,604       -          -               -          -     2,115,884
Conversion of long term notes           859,279     859    2,146,436       -          -               -          -     2,147,295
Private placement of common
stock                                 7,164,094   7,164    5,103,748 (398,200)        -               -          -     4,712,712
Common stock shares issued for
outstanding liabilities                  83,192      83      449,148       -          -               -          -       449,231
Common stock shares issued for
services                                132,500     133       15,468       -          -               -          -        15,601
Common  stock issued for settlement
agreements                               20,000      20       85,980       -          -               -          -        86,000
Comprehensive income (loss)
--------------------------
  Net income                                  -       -            -       -          -       2,198,769          -     2,198,769
  Foreign currency translation
adjustment                                    -       -            -       -          -               -          -             -
                                                                                                                    --------------
     Comprehensive income (loss)                                                                                       2,198,769

----------------------------------------------------------------------------------------------------------------------------------
 Balance June 30, 2002               10,995,774 $10,996  $72,017,928 $     - $  (34,987)   $(69,520,461)  $ (4,902)  $ 2,468,574
                                    ==============================================================================================


                                 See Notes to Consolidated Financial Statements



                                               IMERGENT, INC AND SUBSIDIARIES
                                                (formerly Netgateway, Inc.)
                                           Consolidated Statements of Cash Flows
                                                For the Years Ended June 30,

                                                                         2002              2001             2000
                                                                   ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                           $  2,198,769       $ (4,314,516)     $ (42,789,914)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                         668,730          1,296,519          1,191,143
  Amortization of deferred compensation                                  16,145            258,375            652,825
  Write down of goodwill and acquired technology                              -          1,084,476                  -
  Expense for stock options issued to consultant                          6,400                  -                  -
  Provision for bad debts                                             6,675,238          3,475,492          1,159,022
  Interest expense from beneficial conversion feature                         -            884,000                  -
  Imputed interest expense on notes payable                              12,639             38,756                  -
  Loss on issue of common stock below market value                      199,657                  -                  -
  Common stock issued for loan restructuring                             13,000                  -                  -
  Common stock issued for services                                       15,601             17,200          3,660,498
  Warrants and options issued for services                                    -             81,315            263,387
  Amortization of debt issue costs                                      437,478            496,530            585,592
  Amortization of beneficial conversion feature & debt discount       1,956,600            366,966          4,022,550
  Stock issued in exchange for cancellation of options                        -                  -          8,400,000
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                      (8,250,722)        (3,312,950)        (3,208,334)
     Inventories                                                         21,310             17,299            (31,024)
     Prepaid expenses and other current assets                         (381,702)           867,494                  -
     Credit card reserves                                               (90,533)          (598,324)                 -
     Other assets                                                       (65,415)           (51,204)          (871,561)
     Deferred revenue                                                (5,328,034)        (9,460,686)         8,023,545
     Accounts payable, accrued expenses and other liabilities        (1,654,092)         1,506,135          2,502,544
                                                                   -----------------------------------------------------
  Net cash  used in  continuing operating activities                 (3,548,931)        (7,347,123)       (16,439,729)

  Net cash  used in  discontinued operations                                  -           (655,220)          (200,544)
                                                                   -----------------------------------------------------

  Net cash  used in  operating activities                            (3,548,931)        (8,002,343)       (16,640,273)
                                                                   -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                            -            300,000                  -
  Acquisition of equipment                                              (99,579)          (100,765)        (2,946,055)
  Collection of notes receivable                                              -                  -             30,000
   Proceeds from disposition of equipment                                   660                  -                  -
                                                                   -----------------------------------------------------
          Net cash provided by (used in) investing activities           (98,919)           199,235         (2,916,055)
                                                                   -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock subscribed                                    -            291,200                  -
     Proceeds from issuance of common stock                           4,712,712                  -         25,313,863
     Proceeds from exercise of options and warrants                       1,727              6,775          1,202,690
     Bank overdraft borrowings                                         (516,347)           355,007             64,883
     Proceeds from issuance of notes payable - officers                       -            821,000                  -
     Proceeds from issuance of convertible long-term notes              273,976          2,076,500                  -
     Proceeds from issuance of long term debenture                            -                             1,114,950
     Proceeds from issuance of convertible debenture                          -          2,500,000                  -
     Proceeds from loan payable                                               -            100,000                  -
     Proceeds from financing of insurance premium                       144,486                  -                  -
     Repayment of convertible debenture                                (100,000)          (152,212)                 -
     Repayment of notes payable - officers                                    -           (213,000)                 -
     Repayment of note payable - bank                                   (97,779)                 -                  -
     Repayment of capital lease obligations                                   -            (69,963)                 -
     Repayment of note to related party                                (380,000)                 -             (1,799)
     Repayment of notes                                                 (20,342)                 -         (6,433,500)
     Cash paid for debt issue costs                                           -           (370,025)           (64,771)
                                                                   -----------------------------------------------------
          Net cash provided by financing activities                   4,018,433          5,345,282         21,196,316
                                                                   -----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         370,583         (2,457,826)         1,639,988

CASH AT THE BEGINNING OF THE YEAR                                       149,165          2,606,991            967,672
Effect of exchange rate changes on cash balances                              -                  -               (669)
                                                                   -----------------------------------------------------
CASH AT THE END OF THE YEAR                                        $    519,748       $    149,165      $   2,606,991
                                                                   =====================================================
Supplemental disclosures of non-cash transactions:
   Subscribed stock issued                                              398,200                  -                  -
   Conversion of debenture to common stock                            2,115,884            200,000            200,000
   Conversion of notes payable - officers to common stock                     -            118,000                  -
   Conversion of amounts due to officers to common stock                      -            453,950                  -
   Conversion of long term notes to common stock                      2,147,295                  -                  -
   Common stock issued for settlement agreements                         86,000                  -                  -
   Value of warrants in  connection  with the  issuance of  convertible
   debenture                                                                  -            509,935                  -
   Value of warrants in  connection  with the  issuance of  convertible
   long term notes                                                            -            655,128                  -
   Beneficial conversion feature on convertible long term notes               -          1,347,480                  -
   Restructuring premium on convertible debentures                            -            375,000                  -
   Issuance of common stock for business acquisition                          -                  -            138,625
   Warrants issued for debt issue costs                                       -                  -            145,876
   Common stock issued for prepaid advertising                                -                  -            300,000
   Common stock issued for outstanding liabilities                      449,231                  -                  -
   Convertible debenture settled for note payable                       400,000                  -                  -
   Accrued interest added to note payable balance                        30,087                  -                  -
   Fixed assets acquired through capital lease obligations               71,042                  -                  -

Supplemental disclosure of cash flow information:
Cash paid for Interest                                                    3,359            109,940            883,139


                                  See Notes to Consolidated Financial Statements

                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
                   Notes to Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

(1)      Description of Business

         Imergent, Inc. (formerly known as "Netgateway, Inc.", referred to hereinafter as Imergent or the "Company"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to over 100,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

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

(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, LTD., and StoresOnline.com, Inc. The acquisition of Galaxy Enterprises ("Galaxy") by Imergent on June 26, 2000 was accounted for under the pooling-of-interests method and accordingly all periods prior to the acquisition have been restated to include the accounts and results of operations of Galaxy Enterprises. All Galaxy common stock and common stock option information has been adjusted to reflect the exchange ratio. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)      Reverse Stock Split

         On June 28, 2002 the shareholders of the Company approved a one-for-ten reverse split of the Company's outstanding common stock shares, which became effective July 3, 2002. All data for common stock shares, options and warrants have been adjusted to reflect the one-for-ten reverse split for all periods presented. In addition, all common stock share prices and per share data for all periods presented have been adjusted to reflect the one-for-ten reverse stock split.

(c)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of products provided in conjunction with the Internet training workshops.

         (d)      Property and Equipment

         Property and equipment are stated at cost. Depreciation expense is computed principally on the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 3 to 5 years. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases. Depreciable lives by asset group are as follows:

            Computer and office equipment ...................3 to 5 years
            Furniture and fixtures...........................4 years
            Computer software................................3 years
            Leasehold improvements...........................term of lease

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income for the period.

(e)      Intangible Assets

         Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

            Acquired technology..........................5 to 7 years
            Goodwill.......................................  10 years

         As required by SFAS 142, beginning in July 1, 2003 goodwill will no longer be amortized but will be tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

(f)      Product and Development Expenditures

         Product and development costs are expensed as incurred. Costs related to internally developed software are expensed until technological feasibility has been achieved, after which the costs are capitalized.

         (g)          Impairment of Long-Lived Assets

         The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows projected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         During the fiscal year ended June 30, 2001 the Company wrote off fixed assets with a book value totaling $1,091,052 as part of the closing of the American Fork, Long Beach, and Canadian offices included in extraordinary items (See Note 20). In addition, as a result of corporate restructuring, acquired technology and goodwill aggregating $1,084,476 was determined to be impaired and was written off during the fiscal year ended June 30, 2001 (See note 9).

         (h)      Financial Instruments

         The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, capital lease obligations, current portion of notes payable and convertible debenture approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction or the restructuring.

         (i)      Income Taxes

         Income taxes are accounted for under the asset and liability method. The asset and liability method recognizes deferred income taxes for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

         Deferred tax assets are to be recognized for temporary differences that will result in tax deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

         (j)      Accounting for Stock Options

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

         (k)      Revenue Recognition

     During the year ended June 30, 2001, the Company changed its product offering at its Internet training workshops. The date of the change was October 1, 2000, the beginning of the Company's second fiscal quarter of fiscal year 2001. Prior to that time, customers were sold a service consisting of the construction of Internet websites for their business, which service was to be provided at any time during the 12 months following the sale. Included in the price paid for this service was one year's hosting beginning when the website was published. Revenue from these transactions was deferred at the time of sale and recognized as the services were rendered or when the right to receive the services terminated.

     Beginning October 1, 2000, the Company discontinued selling the service and in its place sold a new product called the StoresOnline Software ("SOS"). The SOS is a software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases the SOS he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company's website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with the Company or any other provider of such services. If they choose the Company, an additional setup and hosting fee (currently $150) is required for publishing and 12 months of hosting. This fee is deferred at the time of sale and recognized over the subsequent 12 months.

         The revenue from the sale of the SOS is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give the Company permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on the Company's books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. This new revenue recognition procedure was in effect for the last three quarters of fiscal year 2001 and for all of fiscal year 2002.

         Extended payment term arrangements for software sales that are longer than 12 months are governed by the AICPA Statement of Position 97-2, Software Revenue Recognition. This Statement of Position permits the recognition of revenue at the time of sale, rather than as the monthly payments become due, if the vendor's fee is fixed or determinable and collectibility is probable. Paragraph 28 states, "...Further, if payment of a significant portion of the software licensing fee is not due until after expiration of the license or more than twelve months after delivery, the licensing fee should be presumed not to be fixed or determinable. However, this presumption may be overcome by evidence that the vendor has a standard business practice of using long-term or installment contacts and a history of successfully collecting under the original payment terms without making concessions." The Company has been offering these 24-month installment contracts for more than four years and collecting them without making concessions, as defined in the AICPA Technical Practice Aids 5100.56. Therefore it is appropriate that the Company recognize the revenue at the time of delivery of the product

         SOP 97-2 states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs a Company order form and a receipt acknowledging a sale and receipt and acceptance of the product. As noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS with Extended Payment Term Arrangements (EPTAs). The EPTAs generally have a twenty-four month term. The Company has a standard of using long-term or installment contracts and has a four-year history of successfully collecting under the original payment terms without making concessions. Over the past four years the Company has collected or is collecting approximately 70% to 80% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite the Company's efforts, approximately 20 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts, which allowance is established at the time of sale based on the Company's four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         Revenue related to the sale of certificates for web site hosting and banner licenses is recognized over the period representing the life of the certificate and the length of the prepaid service. Revenue related to banner advertising services is recognized over the period such advertising is usable and revenue related to the delivery of mentoring services is recognized over the estimated service period. Revenue recorded relating to the sale of merchant account software is reflected net of the cost of the product paid since the Company does not take title to the product prior to its sale.

         Revenues relating to the design and development of Internet Web sites and related consulting projects is recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Deferred revenue represents amounts billed in excess of costs incurred, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

(l)            Comprehensive Income (Loss)

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's only other comprehensive income (loss) were foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline, Ltd.

         (m)      Business Segments and Related Information

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

         The Company has historically operated under two principal business segments (Internet services and multimedia products). The primary business segment (Internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) was engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001 and the gain on the sale is reported as an extraordinary item in the accompanying consolidated financial statements. As a result, the Company currently operates in one business segment.

         (n)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity (capital deficit) and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the years ended June 30, 2002, 2001 and 2000.

         (o)      Per Share Data

         Basic net income  (loss) per share is computed  by dividing  net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Unexercised stock options to purchase 313,265 shares of the Company's common stock and unexercised warrants to purchase 502,212 shares of the Company's common stock were outstanding as of June 30, 2002, of which 1,236 stock options and 2,278 warrants were included in the diluted per share computation. Unexercised stock options to purchase 374,038 and 451,265 shares of the Company's common stock and unexercised warrants to purchase 210,735 and 122,490 shares of the Company's common stock at June 30, 2001 and 2000, respectively, in addition to shares of common stock from the conversion of subsidiary common stock and convertible debentures of 1,462,470 and 13,185 as of June 30, 2001 and 2000, respectively, were not included in the per share computations because their effect would have been antidilutive as a result of the Company's loss.

         (p)      Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Company has estimated that allowances for bad debt for Trade Receivables should be $3,276,611 as of June 30, 2002. In addition, the Company has recorded an allowance for doubtful accounts of $137,370 for estimated credit card chargebacks relating to the most recent 180 days of credit card sales.

         (q)      Reclassifications

         Certain amounts reported in 2001 and 2000 have been reclassified to conform to the 2002 presentation.

         (r)      Discontinued Operations

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

(s)           Advertising Costs

         The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the years ended June 30, 2002, 2001 and 2000 were approximately $5.3 million, $6.0 million and $5.9 million, respectively. As of June 30, 2002 the Company recorded $217,534 of direct response advertising related to future workshops as an asset.

(t)           Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (u)      Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. The Company did not early adopt FAS 142. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, the Company will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets. The Company has not yet determined what effect, if any, the impairment test of goodwill will have on the Company's results of operations and financial position.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

         In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while others are effective for fiscal years beginning after May 15, 2002. The Company has not assessed the potential impact of SFAS 145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

(3)      Business Combination

         On June 26, 2000, the Company issued 392,998 shares of its common stock in exchange for all of the outstanding common stock of Galaxy Enterprises. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination include the accounts and results of operations of Galaxy Enterprises.

         Prior to the combination, Galaxy Enterprises' fiscal year ended December 31. In recording the pooling-of-interests combination, Galaxy Enterprises' financial statements for the twelve months ended June 30, 1999, were combined with the Company's financial statements for the same period. An adjustment has been made to capital deficit to eliminate the effect of including Galaxy Enterprises' results of operations for the six months ended December 31, 1998, in both the years ended June 30, 1999 and June 30, 1998. The adjustment results in the Company eliminating the related net income of $1,733,441 in fiscal year 1999, which includes $3.7 million in revenue.

         The results of operations as previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

c


                                                        ------------------------ ---------------------
                                                           Nine months ended          Year ended
                                                            March 31, 2000          June 30, 1999
                                                        ------------------------ ---------------------
                  Net revenues:
                      Imergent                            $   2,535,863             $      $157,282
                      Galaxy Enterprises                     12,665,271                  10,123,158
                                                        ------------------------ ---------------------
                      Combined                            $  15,201,134             $    10,280,440

                  Discontinued Operations
                     Income (loss) from
                     discontinued operations                 (1,028,781)                      3,013

                  Extraordinary item:
                     Imergent                             $           _             $     1,653,232
                     Galaxy Enterprises                               -                           -
                                                        ------------------------ ---------------------
                     Combined                             $           _             $     1,653,232

                  Net (loss) income:
                     Imergent                             $ (28,178,092)             $  (10,775,703)
                     Galaxy Enterprises                      (6,204,080)                 (4,367,788)
                                                        ------------------------ ---------------------
                      Discontinued Operations                (1,028,781)                      3,013
                                                        ------------------------ ---------------------
                      Combined                              (35,410,953)                (15,140,478)


         On January 7, 2000, prior to completion of the combination between Imergent and Galaxy Enterprises, the Company advanced $300,000 in bridge financing to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. On February 4, 2000, the Company advanced an additional $150,000 to Galaxy Enterprises for working capital purposes and for the payment of certain professional fees incurred by Galaxy Enterprises in connection with the merger. Each loan was secured by a pledge of Galaxy Enterprises' common stock from John
J. Poelman, the chief executive officer and largest shareholder of Galaxy Enterprises prior to the merger. The notes bore interest at 9.5% and were due and payable on the earlier of June 1, 2000 or the consummation date of the merger. The maturity date of the notes was later extended to the earlier of September 1, 2000 or the consummation date of the merger.

         After completion of the merger, the Company contributed these loans to the capital of its subsidiary, Galaxy Enterprises, and released the pledges securing those loans. Prior to the consummation of the merger, the Company entered into certain transactions in the normal course of business with Galaxy Enterprises. For the year ended June 30, 2000, the Company generated revenue of $470,000 from Galaxy Enterprises. For the year ended June 30, 2000, Galaxy Enterprises generated revenue of $350,000 from Imergent. The revenue and expenses associated with these intercompany transactions have been eliminated in the consolidation of these entities.

(4)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has primarily incurred losses since its inception, and has a cumulative net loss of a $69,520,461 through June 30, 2002. At June 30, 2002 the Company had working capital of $289,438 and an equity balance of $2,468,574. For the years ended June 30, 2002, 2001 and 2000 the Company recorded negative cash flows from continuing operations of $3,857,303, $8,002,343 and $16,640,273 respectively. The Company has historically relied upon private placements of its stock and issuance of debt to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated the Company may not be able to execute its strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)      Acquisitions

         In January 1999, the Company acquired 100% of the outstanding stock of Spartan Multimedia, Inc., a Canadian corporation, in exchange for 18,572 shares of common stock of StoresOnline.com, Ltd., a wholly-owned Canadian subsidiary valued at $557,145. The shares are convertible on a one-to-one basis into common stock of the Company. The issuance of an additional 18,572 shares was contingent upon the attainment of certain performance standards in future periods. In April 1999, the Board of Directors approved the issuance of the contingent shares and waived the performance standards. Accordingly, the consideration increased to $1,392,858. The acquisition of Spartan Multimedia, Inc. was recorded using the purchase method of accounting. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired. The operations of Spartan Multimedia, Inc. are included in the consolidated statement of operations of the Company from January 15, 1999. During the year ended June 30, 2001 the Company ceased the operations of StoresOnline.com, Ltd. and has written off the net book value of the goodwill related to the acquisition of StoresOnline.com, Ltd., a total of $834,331 that is included in operating expenses for the year ended June 30, 2001.

         The StoresOnline.com Ltd. shares held by third parties has been recognized as a minority interest until such time as the shares are converted to the Company's common stock. As of June 30, 2002, 27,649 shares had been converted and recorded in stockholders' equity (capital deficit).

         Effective May 31, 1999, Galaxy Enterprises acquired substantially all the net assets of Impact Media, LLC ("Impact") using the purchase method of accounting by assuming the liabilities of Impact. The purchase of Impact resulted in the recording of goodwill in the amount of $117,655, which was the extent to which liabilities assumed exceeded the fair values of the assets acquired. The terms of the Impact Media acquisition provided for additional consideration of up to 25,000 shares of common stock to be paid if certain agreed-upon targets are met during the years ended May 31, 2000 and May 31, 2001. As of June 30, 2000, one of the targets had been met, and as a result 11,971 shares of the Company's common stock were transferred to the former owners of Impact. The Company recorded additional goodwill of $138,625 for the fair value of these shares as an additional investment in Galaxy Enterprises' subsidiary, IMI, Inc. IMI, Inc. continued to conduct the business acquired from Impact. In January 2001, the Company sold its ownership interest in IMI, Inc (See Note 19).

(6)      Change in Method of Accounting for Revenue

         Effective October 1, 1999, the Company changed its method of accounting for certain revenue from the completed contract method to the percentage-of-completion method. The Company believes the percentage-of-completion method more accurately reflects the earnings process under the Company's contracts. The percentage-of-completion method is preferable according to Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the American Institute of Certified Public Accountants. The new method has been applied retroactively by restating the Company's consolidated financial statements for prior periods in accordance with Accounting Principles Board Opinion No. 20.

The impact of the accounting change was a decrease in net loss and loss per share as follows:

                                                 Net Loss     Loss per Share
                                               ------------   ------------------

 Three months ended September 30, 1999......$      8,294           $0.00
 Year ended June 30, 1999 ..................$     13,858           $0.00

(7)      Selling of Accounts Receivable With Recourse

     The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the fiscal year ended June 30, 2002 the company sold contracts totaling $4,279,724. The Company maintains a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company works with various finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

(8)      Property and Equipment

         Property and equipment balances at June 30, 2002 and 2001 are summarized as follows:

                                            ----------------------------------
                                                  2002             2001
                                            ----------------------------------
  Computers and office equipment.......    $   1,384,557         $ 1,488,716
  Furniture and fixtures....................      10,406              10,406
  Leasehold improvements................          30,791              30,791
  Software..................................     847,448             820,472
  Automobiles..................................   31,000                   -
  Less accumulated depreciation..........     (1,894,742)         (1,575,523)
                                            ----------------------------------
                                           $     409,460             774,862
                                            ==================================

         Amounts included in property and equipment for assets capitalized under capital lease obligations as of June 30, 2002 and 2001 are $422,106 and 394,384, respectively. Accumulated depreciation for the items under capitalized leases was $303,206 and 320,763 as of June 30, 2002 and 2001, respectively.

(9)      Goodwill

         Goodwill as of June 30, 2002 and 2001 is summarized as follows:

                                           ------------------------------------
                                                  2002             2001
                                           ------------------------------------
   Goodwill                                   $    867,003     $    867,003
   Less accumulated amortization                  (411,826)        (278,459)
                                           ------------------------------------
                                              $    455,177     $    588,544
                                           ====================================


Net acquired technology and goodwill balances of $910,043 and $174,433 were written off during the second quarter of Fiscal 2001 as part of a corporate-wide business restructuring (see Note 2(g)).

(10)     Loans Payable

         In May 2001, the Company borrowed $100,000 from an individual who is the principal member of the company that purchased IMI from the Company. The amount was non-interest bearing and due on demand. In September 2001 the loan was converted into 33,333 shares ($3.00 per share) of common stock of the Company in connection with the Company's raising capital in a private placement of equity securities (See Note 18).

(11)     Notes Payable

A note payable of $97,779 to a financial institution, bearing interest at the prime rate plus 3% per annum (10% at June 30, 2001) was due on November 1, 2001. The note was secured by certain equipment of the Company and was guaranteed by the Company's current Chief Executive Officer. The note was paid in full on September 24, 2001. Notes payable at June 30, 2002 consist of $430,087 of principal and interest payable to King William (see Note 13) and $124,144 due to Imperial Premium Finance Company. Maturities of notes payable are as follows:

Year ending June 30,
    2003                                          $     160,671
    2004                                                 34,407
    2005                                                 34,407
    2006                                                 34,407
    2007                                                290,339
    Thereafter                                                -
                                                   ------------

                                                  $     554,231
                                                   ============

(12)     Notes Payable - Officers and Stockholders

     During the year ended June 30, 2001 several officers and members of the Board of Directors loaned the Company an aggregate of $821,000. The loans were non-interest bearing exclusive of a note in the amount of $250,000 that bears interest at 18% per annum. The balance at June 30, 2001 was $140,000. The Company has imputed interest on the non-interest bearing loans at the rate of 18% per annum and recorded an aggregate of $38,756 as interest expense and as a contribution to capital during the year ended June 30, 2001. Principal payments made during the year ended June 30, 2001 aggregated $213,000 and in April 2001 the Company's President exchanged $118,000 of the amount due for 39,333 shares (market pricing on the date of conversion) of the Company's common stock. The total balance of the notes payable to officers and directors at June 30, 2001 was $490,000.

         During the year ended June 30, 2002 several officers and members of the Board of Directors loaned the Company an aggregate of $273,976. Principal payments made during the year ended June 30, 2002 totaled $380,000. In addition, $383,976 was exchanged for 127,992 shares of common stock of the Company ($3.00 per share) during the year ended June 30, 2002.

(13)     Convertible Debenture

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC ("King William"). Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible at King William's option into the number of shares of our common stock at the lower of $17.90 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The value of the beneficial conversion feature on the $2.5 million that has been drawn down was recorded as additional paid in capital and interest expense of $884,000 for the year ended June 30, 2001, as the convertible debentures were immediately exercisable.

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 23,100 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 9,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 1,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $16.25 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 80%, risk-free interest rate of 6.5% and expected life of 5 years. The $371,000 was accounted for as additional paid in capital and debt discount and was amortized over the life of the debt. The unamortized balance at June 30, 2002 and 2001 is $0 and $168,636, respectively.

         Effective January 25, 2001, the Company reached an agreement with King William to restructure the debenture (the "Restructuring Agreement"). As of the date of the Restructuring Agreement the Company was in breach and/or violation of the Purchase Agreement, the Debenture, the King William Warrant Agreement, the Registration Rights Agreements and the Equity Agreement. However, pursuant to the terms of the Restructuring Agreement the holder of the convertible debenture has waived all of these defaults as of the date of the Restructuring Agreement. Under the terms of the Restructuring Agreement the agreements were terminated effective as of the date of the Restructuring Agreement and no termination payment or additional warrants were issued in connection therewith.

     Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $30.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were re-priced at $2.50 per share and King William was issued a warrant for an additional 26,900 shares of common stock at $2.50 per share. The incremental fair value of the re-pricing of the warrants and the issuance of new warrants, valued using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 170%, risk-free interest rate of 5% and expected life of 5 years, was $9,008 and $129,927, respectively. These costs were classified on the balance sheet as debt financing costs and were being amortized over the life of the debt. The unamortized balance as of June 30, 2002 and 2001 is $0 and $75,783, respectively. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February 2001. A second payment to be paid on February 28, 2001 was not made.

         In May 2001 King William elected to convert $200,000 of the principal and accrued and unpaid interest of the debenture (Conversion Amount) into 80,000 shares of Common Stock of the Company, at a conversion price of $2.50 per share. The Conversion Amount was credited toward the payment of $250,000 due on February 28, 2001, with the balance plus interest accrued to be paid on March 10, 2002. In addition, in May 2001, the Company entered into a Waiver Agreement with King William, LLC to amend certain of the terms of the Restructuring
Agreement and to waive certain existing defaults under the Restructuring Agreement. The Waiver Agreement amended the Restructuring Agreement payment schedule to postpone the remaining April 2001 payment of $247,278 to February 2002 and the May 2001 payment of $247,278 to March 2002. As of the date of the Waiver Agreement King William has withdrawn and waived all defaults and violations.

         Effective July 11, 2001 the Company and King William entered into a Second Restructuring Agreement. The Company agreed to pay, and King William agreed to accept, in full and final satisfaction of the Debenture at a closing effective September 10, 2001, (i) a cash payment of $100,000, (ii) a $400,000 promissory note of the Company due August 2004 bearing interest at 8% per annum and (iii) 280,000 shares of the Company's common stock. No accrued interest was payable in connection with these payments. King William has agreed to certain volume limitations relating to the subsequent sale of its shares of the Company's common stock and has also agreed to forgive the promissory note if the Company meets certain specific requirements including a minimal amount ($2,250,000) of proceeds King William receives from its sale of Company common stock. The Final Conversion Shares insure that King William will receive sufficient shares so that on the day of the closing King William will beneficially own common shares equal to 9.99% of the then outstanding shares of the Company. In September 2001 the Company issued the final conversion shares equal to 280,000. No gain or loss on the exchange of shares for debt was recorded in the accompanying financial statements. The Company was in default under the Second Restructuring Agreement for failure to make interest payments on November 10, 2001 and February 10, 2002, as called for by the agreement. King William may have accelerated payment of the unpaid balance of the note plus accrued interest upon written notice to the Company. No written notice of default had been received.

         Effective February 13, 2002 the Company and King William agreed to amend certain terms of the Second Restructuring Agreement. The New Note is amended to provide for a final maturity on July 10, 2006 and to provide that interest shall accrue at the rate stated in the New Note and be added to the principal balance until August 13, 2002. In addition, interest payable may be paid in either cash or common stock of the Company, which common stock is to be valued at an amount equal to the average closing bid price of the Company's common stock during the five trading days prior to the date the interest payment is made. Upon the signing of this agreement the Company issued 10,000 shares of restricted common stock valued at $13,000. The Company is no longer required to file a registration statement with respect to the common stock of the Company currently held by King William or acquirable by it upon exercise of the warrants held by it. King William has waived any default by the Company under the Second Agreement and the New Note. Finally, the selling limitations in Section 4 of the Second Agreement are no longer in effect and King William is only bound by the limitations under Rule 144 relating to the resale of any securities.

(14)     Convertible Long Term Notes

         In January and April 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $2,076,500. The terms of Notes required them to be repaid on July 1, 2004 and April 4, 2004, respectively, plus accrual of interest at the rate of eight percent (8%) per annum. The Notes were convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Notes. The Notes were convertible into shares of common stock of the Company by dividing the Note balance on the date of conversion by $2.50, subject to Conversion Price
Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes was calculated to be $1,347,480 and was recorded as debt discount on the balance sheet, and was amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000.

         In connection with the sale of the Notes, the Company issued a warrant to purchase a share of the Company's common stock at an exercise price of $5.00 per share for every two shares of Common Stock into which the Note is originally convertible. The Company issued a total of 366,100 warrants in connection with the sale of the Notes, with a date of expiration not to exceed sixty calendar days following the commencement date of the warrants. The relative fair value of the warrants has been determined to be $512,540 and has been recorded as debt discount on the balance sheet and is amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000. None of the warrants were exercised.

         The beneficial conversion feature and debt discounts of $1,347,480 and $512,540, respectively, have been netted against the $2,076,500 balance of the Notes on the Balance Sheet and are being amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000. The unamortized balance of the beneficial conversion feature and debt discount at June 30, 2002 and 2001 was $0 and $1,634,328, respectively.

         On July 15, 2001 the Company sent a letter to all holders of the Notes explaining their right to convert their investment into common stock. The letter included a calculation of the interest the note holder had earned and offered to convert both the principal balance of the Note and the accrued interest into common stock at a conversions price of $2.50 per share.

        As of December 31, 2001, all Note holders, holding $2,147,295 of aggregate principal and accrued interest, had exercised their right to convert both principal and accrued interest into 859,279 shares of common stock.

(15)     Income Taxes

         Income tax expense for the years ended June 30, 2002, 2001 and 2000 represents the Utah and California state minimum franchise tax and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         Income tax (benefit) expense attributable to income (loss) from operations during the years ended June 30, 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:



                                                              2002                2001               2000


        Computed "expected" tax (benefit) expense        $     747,580       $  (1,237,170)      $(14,996,866)
        Decrease (increase) in income tax resulting
           from: State and local income tax benefit, net of
           federal effect                                      101,583            (192,125)        (2,114,471)
           Change in the valuation allowance for
           deferred tax assets                              (5,634,171)          1,657,117         14,133,260

           Other (including cancellation of debt)            4,785,008            (227,822)           122,077

           Non-deductible stock compensation                    -                    -             2,856,000
                                                         ----------------    ----------------    --------------

        Income tax expense                               $      -             $      -            $      -
                                                         ================    ================    ==============



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below:

                                                                         2002                     2001
                                                                -----------------------    --------------------
        Deferred tax assets:
           Net operating loss carryforwards                     $         15,430,985       $       17,754,865
           Stock option expense                                            2,131,625                2,286,615
           Deferred compensation                                             451,105                  471,501
           Accounts receivable principally due to
              allowance for doubtful accounts                              1,226,526                  998,477
           Accrued expenses                                                  346,206                  110,306
           Other                                                              13,801                  112,926
           Deferred revenue                                                  263,255                2,413,436
           Legal fees                                                        429,439                  460,524
             Property and equipment                                          139,085                        -
           Debt issuance costs                                                74,024                1,550,938
                                                                --------------------       ------------------

              Total gross deferred tax assets                             20,506,051               26,159,588
              Less valuation allowance                                   (20,506,051)             (26,140,222)

        Deferred tax liability:
           Property and equipment, principally due to
              differences in depreciation                                          -                  (19,366)
                                                                 -------------------       -------------------
        Net deferred tax assets                                 $               -          $               -
                                                                =======================    ====================


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become includable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods which the deferred tax assets are deductible, management believe it is more likely than not that the Company will not realize the benefits of these deductible differences. Such potential future benefits have been fully reserved, and accordingly, there are no net deferred tax assets.

         As of June 30, 2002, the Company has net operating loss ("NOL") carryforwards of approximately of $40,000,000 available to reduce future taxable income of which a substantial portion is subject to limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. The NOL carryforwards expire through 2022.

(16)     Commitments and Contingencies

         Operating Leases

         The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2005. Future aggregate minimum obligations under operating leases as of June 30, 2002, exclusive of taxes and insurance, are as follows:

                                Year ending June 30,
                                2003                         $  275,650
                                2004                             279,975
                                2005                             247,724

                                Thereafter                  -
                                                            ---------------
                                Total                        $  803,349
                                                            ===============


         Rental expense for the years ended June 30, 2002, 2001 and 2000 was approximately $270,000, $582,000 and $721,000, respectively.

         Employment Agreements

         In connection with the merger in June 2000, the Company entered into employment agreements with four of its employees expiring June 2002. The agreements require aggregate salary payments of approximately $358,000, bonus payments in September 2000 of approximately $69,000 and the granting of 78,000 options to purchase the Company's common stock with an exercise price to be determined on the date of the grant. As of June 30, 2002 the options have not been granted.

         In January 2001, the Company entered into severance agreements with three former executives of the Company. The agreements require cash payments aggregating $97,000 through June 30, 2001, and two of them provide for a one-half interest in certain licenses and equipment owned by the Company and a grant of options to purchase common stock of the Company proportionate to any options granted to the Chairman of Board of the Company. In August 2001, two of the individuals issued a demand letter to the Company, claiming that certain payments stipulated in the agreements had not been made and purporting to reassert their rights under their respective employment agreements. These demands were subsequently resolved and withdrawn. As of June 30, 2002 no options have been granted to the Chairman of the Board or the former executives.

         Private Placement of Stock

         The private placement conducted in January-April 2001 to a group of accredited investors occurred in part while a dormant but not effective registration statement was on file with the SEC with respect to a public offering of the Company's common stock by a third party deemed by current SEC interpretations to be an offering by the Company. Although the Company believes that these unregistered securities were issued pursuant to an available exemption under applicable securities laws, other current interpretations by securities regulators may not be consistent with their view and if in fact the interpretation is proven incorrect then, among other consequences, the purchasers of such securities would be entitled to exercise rescission rights with respect to their investment of total proceeds of $2,076,500, plus interest at rates determined by state statutes from the date of such offering to the date of payment. If the Company were required to make such an offer and it was accepted, then the required payments would exceed current cash resources of the Company and would require the Company to seek additional financing, most likely in the form of additional issuances of common stock, to make such payments and would materially and adversely affect the financial condition of the Company.

         Category 5 Complaint

         On October 23, 2001, the Company signed an Agreement and Plan of Merger with Category 5 Technologies, Inc. (C5T), pursuant to which, subject to stockholder approval, the Company would be acquired through a merger of a subsidiary of C5T into the Company. On January 15, 2002, the Company and C5T issued a joint press release to announce that they had executed a Termination and Release Agreement on January 14, 2002 to terminate the Agreement and Plan of Merger and to abandon the merger contemplated by such agreement. Pursuant to and upon the terms and conditions contained in the Termination and Release Agreement, the Company agreed to pay a reimbursement fee of $260,630 in various monthly installments of at least $20,000 to C5T in connection with the termination of the merger. The Company did not pay the first monthly installment due under the Termination and Release Agreement on February 1, 2002. On February 8, 2002, the Company received notice from Category 5 that it was in default under the Termination and Release Agreement, and on February 12, 2002, the Company received an acceleration notice from Category 5, whereby Category 5 demanded payment of the entire reimbursement fee plus interest by February 18, 2002. The February 18, 2002 payment was not made. On April 8, 2002, C5T filed a Summons and Complaint against the Company for Breach of Contract, in the Third Judicial District Court in and for Salt Lake County, State of Utah, whereby C5T seeks judgment against the Company for breach of the Agreement and damages for the full amount of the Expense Reimbursement Fee. On April 11, 2002 the Company entered into a Waiver Agreement with C5T whereby payments due under the Termination Agreement are postponed for one year. Under the Waiver Agreement, the first payment will be due on February 1, 2003. The lawsuit has not, however, been withdrawn and the Company has been given an extension of time to respond. The Company does not believe that it is obligated to pay the Expense Reimbursement Fee; however, the Company is continuing to evaluate this situation and is working to resolve it. Due to the uncertainty of the outcome, the entire $260,630 fee has been accrued by the Company and is carried as a current liability.

         Compliance with State and Federal Regulations

         From time to time, the Company receives inquiries from attorney general offices and other regulators about civil and criminal compliance matters with various city, county, state and federal regulations. These inquiries sometimes rose to the level of threatened or actual investigations and/or litigation. In the past, the Company has received letters of inquiry from and/or has been made aware of investigations by government officials of the states of Hawaii, Illinois, Kentucky, Nebraska, North Carolina, Utah, Vermont, Texas, California and others, as well as from a regional office of the Federal Trade Commission and has responded to these inquiries and has generally been successful in addressing the concerns of these persons and entities, although there is often no formal closing of the inquiry or investigation. In the opinion of management, the outcome of any of these presently existing matters should not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

         General Litigation

         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, the outcome, if any, resulting from these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, but there can be no guarantee to this effect.

(17)     Stock Option Plan

         In July 1998, the Board of Directors adopted the 1998 Stock Compensation Program ("Program") which consists of, among other things, a non-qualified stock option plan. An aggregate of 100,000 shares were reserved for issuance under the Program. During the year ended June 30, 1999, the Company granted 98,335 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $20.00 to $133.00 per share. The weighted-average fair value of options granted during the year ended June 30, 1999 under the Program was $34.40 per share. During the year ended June 30, 2000, the Company granted 12,642 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $35.00 to $60.00 per share. The weighted-average fair value of options granted during the year ended June 30, 2000 under the Program was $35.90 per share. During the year ended June 30, 2001 the Company cancelled 60,326 options granted under the Program. The Company did not grant any options during the year ended June 30, 2001. During the year ended June 30, 2002, 250 options were cancelled. As of June 30, 2002 and 2001, options available for future grants under the Program totaled 65,613 and 65,363, respectively.

         In December 1998, the Board of Directors adopted the 1998 Stock Option Plan (Plan) for Senior Executives. An aggregate of 500,000 shares were reserved for issuance under the Plan. During the year ended June 30, 1999, the Company granted 254,667 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $20.00 to $65.00 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 1999 was $26.90 per share. Subsequent to June 30, 1999, 224,667 of these options were cancelled. During the year ended June 30, 2000, the Company granted 55,071 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $35.00 to $92.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $67.30 per share. During the year ended June 30, 2001 the Company granted 167,500 options under the Plan, with a weighted-average fair value of $7.10 per share. During the year ended June 30, 2002, 18,750 options were cancelled. There were 370,625 and 351,875 options available for future grants under the Plan as of June 30, 2002 and 2001, respectively.

         In July 1999, the Board of Directors adopted the 1998 Stock Option Plan (Option Plan) for Non-Executives. An aggregate of 200,000 shares were reserved for issuance under the Option Plan; the reserve amount was later increased to 500,000 shares. During the year ended June 30, 2000, the Company granted 223,783 options under the Option Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $17.80 to $145.00 per share. The weighted-average fair value of the options granted under the Option Plan during the year ended June 30, 2000 was $73.40 per share. Also during the year ended June 30, 2000, 27,978 of these options were canceled. During the year ended June 30, 2001 the Company granted 165,550 options under the Option Plan, with a weighted-average fair value of $7.40 per share. During the year ended June 30, 2002, the Company granted 6,000 options under the Option Plan, with a weighted average fair value of $5.20, while 691 options were exercised. As of June 30, 2002 and 2001, there were 385,530 and 346,827 options, respectively, available for future grants under the Option Plan.

         Pursuant to the terms of the Company's merger with Galaxy Enterprises in June 2000, each outstanding option to purchase shares of Galaxy Enterprises' common stock under Galaxy Enterprises' 1997 Employee Stock Option Plan was assumed by the Company, whether or not vested and exercisable subject to the per share equivalent used to issue common shares in the merger accounted for as a pooling of interests. The Company assumed options exercisable for an aggregate of 106,347 shares of its common stock.

         The following is a summary of stock option activity under the Company's stock option plans:



                                                     ----------------------------------------
                                                       Number of Shares   Weighted average
                                                                           exercise price
                                                     ----------------------------------------

Balance at July 1, 1999                                     408,976             $  36.50
       Granted.......................................       346,050                66.00
       Exercised....................................        (34,572)               34.00
       Canceled or expired..........................       (269,189)               31.30
                                                     ----------------------------------------
Balance at June 30, 2000                                    451,265                62.40
       Granted......................................        333,051                 7.30
       Exercised....................................         (2,001)                2.50
       Canceled or expired..........................       (408,275)               45.00
                                                     ----------------------------------------
Balance at June 30, 2001                                    374,038                21.10
       Grantedn.....................................          6,000                 5.20
       Exercised....................................           (691)                2.50
       Canceled or expired...........................       (66,082)                8.70
                                                      ---------------------------------------
Balance at June 30, 2002                                    313,265             $  23.30
                                                     ========================================


         The following table summarizes information about shares under option as of June 30, 2002:

---------------------------------------------------------------------  -------------------------------
                            Outstanding                                         Exercisable
---------------------------------------------------------------------  -------------------------------
                                       Weighted
                                        Average
                                      Remaining
     Range of Exercise     Number of   Contractual   Weighted-Average       Number of   Weighted-Average
        Prices              Options      Life             Price             Options         Price
---------------------------------------------------------------------  -------------------------------

     $.00 - $4.99            40,724      8.52         $  2.50                40,724     $ 2.50
     $5.00 - $7.49           47,250      8.42            5.03                42,563       5.03
         $7.50               41,000      8.52            7.50                20,625       7.50
    $7.60 - $10.00           42,750      8.50            9.99                   875       9.99
    $10.01 - $29.99          74,324      6.33           17.80                47,862      17.24
    $30.00 - $59.99          16,330      7.57           37.70                16,172     37.77
    $60.00 - $89.99          35,878      7.07           75.80                35,863     75.65
   $90.00 - $113.10          15,009      7.18          103.80                14,344     102.99
                       ----------------------------------------------  -------------------------------
                            313,265      7.70         $ 23.30               219,028    $ 27.70
                       ==============================================  ===============================


         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. The Company recognized $652,825 of compensation expense for options granted below fair market value during the year ended June 30, 2000. The Company granted no employee stock options below market price during the years ended June 30, 2002 and 2001.

         Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below for the years ended June 30, 2002, 2001 and 2000.



                                                 2002           2001             2000
                                           --------------------------------------------------

    Net income (loss) as reported               $ 2,198,769   $(3,638,736)     $(44,108,429)
    Net income (loss) proforma                    1,839,009   $(5,396,419)     $(46,776,831)

    Net (income) loss per share as reported:
    Basic                                            $ 0.37        $(1.63)          $(23.83)
    Diluted                                           $0.37        $(1.63)          $(23.83)

    Net (income) loss per share pro forma:
    Basic                                             $0.31        $(2.42)          $(25.27)
    Diluted                                           $0.31        $(2.42)          $(25.27)


         The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was calculated using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero for each year, expected volatility of 262%, 384% and 80%, respectively, risk free interest rate of 5%, 5%, and 5.5%, respectively and expected life of 4 years.

(18)     Stockholders' Equity

         Year ended June 30, 2000

         In July 1999, the Company entered into a Cable Reseller and Mall agreement with MediaOne of Colorado, Inc. (MediaOne) whereby the Company also issued to MediaOne 5,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The exercise price of the warrants is dependent upon the market price of the Company's common stock on the date that the warrants are earned under certain performance criteria. As of June 30, 2002, the performance criteria had not been met.

         In October 1999, the Company issued 118,877 shares of common stock upon the cashless exercise of warrants and 120,000 shares of common stock valued at $8,400,000 to three executives upon the cancellation of 198,000 options.

         In November and December 1999, the Company sold 415,535 shares of common stock in a public offering generating net proceeds of $25,313,863. The Company also granted 19,025 warrants as stock issuance costs.

         During the period December 1999 through June 2000, the Company issued 23,958 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. subsidiary, pursuant to the terms of the original issuance of StoresOnline.com Ltd.'s common stock.

         During the year ended June 30, 2000, the Company issued 53,859 shares of common stock valued at $3,660,498 for services, of which 50,000 shares were issued to the chief executive officer of the Company.

         During the year ended June 30, 2000, the Company sold 14,593 shares of common stock in exchange for cash of $300,000.

         Year ended June 30, 2001

         During the year ended June 30, 2001, the Company issued 3,714 shares of common stock upon the exchange of common stock of its StoresOnline.com, Ltd. subsidiary, pursuant to the terms of the original issuance of common stock of StoresOnline.com Ltd. In addition, the Company issued 2,001 shares upon the exercise of employee options and issued 700 shares at fair market value on the date of issuance of common stock pursuant to employment contracts during the year ended June 30, 2001. The Company also issued 151,317 shares of common stock to officers of the Company for payment of past due wages, employment agreement obligations, and accrued liabilities at fair market value on the date of issuance. In addition, the Company issued 39,333 shares of common stock to an officer of the Company as payment in full of a note due to the officer, and issued 4,080 shares of common stock to an outside party for services at fair market value on the date of issuance.

         In June 2001 pursuant to a private placement agreement, the Company received subscription agreements aggregating $398,200 for the sale of common stock at a price of $3.00 per share. As of June 30, 2001 the Company had collected $291,200 of these subscriptions and recorded a receivable of $107,000 that was subsequently received.

         Year ended June 30, 2002

         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International ("ECI"), a company owned by Jay Poelman who was at that time a director of and the president of the Company, pursuant to which, among other matters, the Company agreed to issue to them a total of 83,192 shares of common stock of the Company at a price of $3.00 per share in exchange for the release by ECI of trade claims by them against the Company totaling $249,575. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in cost of revenue.

         During September 2001 the Company issued 280,000 common shares upon conversion of a long-term convertible debenture (see Note 13).

         On November 13, 2001, the Company issued 233,333 shares of the common stock of the Company, and recorded an amount of $150,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI E-2 Capital (USA) Ltd., for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. A member of the Company's Board of Directors at that time was a managing director of SBI E-2 Capital (USA) Ltd. The business combination transaction between the Company and Category Five Technologies, Inc. was never consummated. On account of the termination of this proposed transaction, SBI E-2 Capital (USA) Ltd. was not able to complete the provision of the financial advisory services to the Company. On February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 233,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 and the designees disclaimed any interest whatsoever in the common stock.
Upon receipt of the certificates representing the common stock, the Company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of the shares during the three months ending December 31, 2001 and does not reflect the shares outstanding as of June 30, 2002.

         On November 28, 2001 the Company issued 5,000 shares of common stock as settlement for contractual obligations to National Financial Communications Corp. (NFCC).

         On November 28, 2001 the Company issued 15,000 shares of common stock as settlement for contractual obligations to Howard Effron.

         During the twelve month period June 30, 2002, the Company converted long-term convertible notes totaling $2,147,294 of principle and interest into 859,279 shares of common stock ( see Note 14.)

         On February 27, 2002 the Company issued 10,000 shares of common stock pursuant to the amendment of the Second Restructuring Agreement with King William LLC.

         On June 12, 2002 the Company issued an aggregate of 112,500 shares of common stock to SBI and its designees for services rendered in connection with the Company's private placement that closed in May 2002 (see Note 21).

         On June 20, 2002 the Company issued 20,000 shares of common stock to Howard Effron for services as a financial advisor.

         During the twelve month period ended June 30, 2002, the Company issued 691 shares of common stock upon the exercise of employee stock options.

         During the twelve months ended June 30, 2002, the Company closed two private placements. In the first, which closed in November 2001, the Company issued 1,061,226 shares of common stock at a price of $3.00 per share and recorded $285,223 of placement agent and finders' fees relating to the private placement offering against Additional Paid in Capital. In the second private placement, which closed in May 2002, the Company issued 6,102,869 shares of common stock at a price of $0.40 per share and recorded $228,691 of placement agent and finders' fees relating to the private placement offering against Additional Paid in Capital.

(19)     Discontinued Operations

         On January 11, 2001, the Company sold all of the outstanding shares of IMI, Inc. (see Note 20) and accordingly has reported the operations of IMI as discontinued operations for all of the periods presented. Certain information with respect to discontinued operations of IMI is summarized as follows. Operating results for the year ended June 30, 2001 include the operating activity through January 11, 2001.

                                             ----------------------------------
                                                    Year Ended June 30
                                             ----------------------------------
                                                   2001             2000
                                             ----------------------------------
    Revenue                                   $ 1,116,863       $5,275,110
    Cost of revenue                               703,831        5,467,840
                                             ----------------------------------
       Gross profit (loss)                        413,032          (192,730)
     Total operating expenses                     698,580         1,124,467
                                             ----------------------------------
    Loss from discontinued operations
       before other item shown below            (285,548)         (1,317,197)
    Other expense                                   (232)             (1,318)
                                             ----------------------------------
       Net loss from discontinued operations   $(285,780)        $(1,318,515)
                                             ==================================

(20)     Extraordinary Items

         During the year ended June 30, 2001, the Company restructured its operations and combined its California facility with its facility in Utah. In connection with this decision, certain assets of the Company, which were owned prior to the merger in June 2000, were disposed. In accordance with Accounting Principles Board Opinion No.16 Accounting for Business Combinations relating to the disposition of assets of the previously separate entities in a pooling of interests combination, the Company recorded an extraordinary charge of an aggregate of $1,091,052.

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

         In January 2001 the Company entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the ICC (business-to-business) and CableCommerce divisions. Prior to June 30, 2001 approximately $2.5 million in obligations were settled for approximately $800,000, resulting in an extraordinary gain of $1,688,956.

(21)     Related Entity Transactions

         The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, to provide a credit card merchant account solution to our customers and formerly provided a leasing opportunity to customers who purchased our products at the Internet training workshops. The Company buys a product from ECI that provides on-line, real-time processing of credit card transactions and resells it to its customers. John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company, was the sole owner of ECI during the fiscal years ended June 30, 2002, 2001 and 2000. Total revenue generated by the Company from the sale of ECI merchant account solutions was $5,106,494, $6,403,478 and $2,412,800 for the years ended June 30, 2002,
2001 and 2000, respectively. The cost to the Company for these products and services totaled $994,043, $975,257 and $1,110,404 for the years ended June 30, 2002, 2001 and 2000, respectively. During the years ended June 30, 2002, 2001 and 2000 the Company processed leasing transactions for its customers through ECI in the amounts of $1,090,520, $3,386,231, and $2,450,292, respectively. As of June 30, 2002 and 2001 the Company had a receivable from ECI for leases in process of $0 and $90,109, respectively. In addition, the Company had $26,702 and $516,858 as of June 30, 2002 and 2001, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software.

         The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John
J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. The Company's revenues generated from the above products and services were $4,806,497, $1,263,793 and $0 for the years ended June 30, 2002, 2001 and
2000, respectively. The Company paid EMS $479,984, $78,435, and $0 to fulfill these services during the years ended June 30, 2002, 2001 and 2000, respectively.

         The Company engaged vFinance Investments, Inc. ("vFinance") as a financial advisor and placement agent for its private placement of unregistered securities that closed during May 2002. Shelly Singha1, a former member of the Company's Board of Directors, was a principal of vFinance at the time of private placement. During the year ended June 30, 2002 the Company paid vFinance $61,500 in fees and commissions for their services. The offering was successful with adjusted gross proceeds to the Company of $2,185,995.

         The Company engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide various financial services. Shelly Singhal, a former member of the Company's Board of Directors, is a managing director of SBI. During the year ended June 30, 2002 SBI provided the Company with a Fairness Opinion relating to the proposed merger with Category 5 Technologies, for which the Company was billed $152,437, of which the Company has paid $67,437, and $85,000 was still payable to SBI as of June 30, 2002.

         The Company also paid SBI $58,679 for expenses & commissions relating to its private placement of unregistered securities which closed during November 2001. Adjusted gross proceeds to the Company from the offering totaled $2,898,455.

         In addition, the Company paid SBI a total of $40,000 and issued to it and various of its designees an aggregate of 112,500 shares of the Company's common stock in payment for services rendered to the Company in connection with its private placement of common stock that closed in May 2002.

         During the year ended June 30, 2001 the Company issued 12,500 warrants to Shelly Singhal, a former member of the Company's Board of Directors, for non-director services rendered. The warrants were valued using the Black-Scholes pricing model at $40,657.

(22)     Segment Information

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

(23)     Subsequent Event

         On June 28, 2002 a special shareholders meeting was held to vote on three proposed amendments to the Certificate of Incorporation of the Company. The three proposed amendments included a one-for-ten reverse split of common stock shares, a reduction in the authorized number of shares outstanding from 250,000,000 to 100,000,000, and a change in the name of the Company to Imergent, Inc. All three proposed amendments were approved. Effective July 3, 2002 the shares of common stock began trading under the name Imergent, Inc. Also, beginning July 3, 2002 the shares of common stock outstanding of the Company reflected the one-for-ten reverse split.

(24)     Quarterly Financial Information (unaudited)



Fiscal Year 2002                                                           Quarter Ended
                                             --------------------------------------------------------------------------
                                                 09/30/01           12/31/01          03/31/02           06/30/02
                                             ------------------ ----------------- ------------------ ------------------

Revenue                                    $ 11,634,043        $   7,455,746       $ 7,296,696        $ 10,964,365

Gross profit                                 10,044,474            6,159,180         5,804,382           8,817,014
Income (loss) from continuing operations      2,335,308             (185,688)          377,335            (328,186)
Income (loss) from discontinued operations            -                    -                 -                   -
Income (loss) from extraordinary items                -                    -                 -                   -
Net income (loss)                           $ 2,335,308        $    (185,688)      $   337,335        $   (328,186)

Basic income (loss) per share:
Income (loss) from continuing operations    $      0.68        $       (0.04)       $     0.08        $     (0.04)
Income (loss) from discontinued operations            -                    -                 -                   -
Income (loss) from extraordinary items                -                    -                 -                   -
Net income (loss)                           $      0.68        $       (0.04)       $     0.07        $      (0.04)

Diluted income (loss) per share:

Income (loss) from continuing operations    $      0.66        $       (0.04)       $     0.08        $      (0.04)
Income (loss) from discontinued operations            -                    -                 -                   -
Income (loss) from extraordinary items                -                    -                 -                   -
Net income (loss)
                                            $      0.66        $       (0.04)       $     0.07        $      (0.04)

Weighted average Common shares outstanding
Basic                                         3,450,711            4,388,230         4,833,462           9,035,396

Diluted (1)                                   3,539,724            4,388,230         4,833,462           9,035,396

Fiscal Year 2001                                                           Quarter Ended
                                             --------------------------------------------------------------------------
                                               09/30/00           12/31/00          03/31/01           06/30/01
                                             ------------------ ----------------- ------------------ ------------------

Revenue                                     $ 7,425,857        $  14,179,643       $ 7,886,385        $ 13,508,648

Gross profit                                  5,235,950           11,952,131         5,753,014          11,633,863

Income (loss) from continuing operations     (6,478,573)          (2,011,994)        1,211,000           2,965,051
Income (loss) from discontinued operations     (201,462)             (83,190)           (1,128)                  -
Income (loss) from extraordinary items                -           (1,091,052)          363,656           1,688,956
Net income (loss)                           $(6,680,035)       $  (3,186,236)      $ 1,573,528        $  4,654,007

Basic income (loss) per share:
Income (loss) from continuing operations    $     (3.00)$      $       (0.90)      $      0.60        $       1.20
Income (loss) from discontinued operations        (0.10)               (0.10)                -                   -
Income (loss) from extraordinary items                -                (0.50)             0.20                0.70
Net income (loss)                           $     (3.10)       $       (1.50)      $      0.80        $       1.90

Diluted income (loss) per share:
Income (loss) from continuing operations    $     (3.00)       $       (0.90)      $      0.30        $       0.90
Income (loss) from discontinued operations        (0.10)               (0.10)                -                   -
Income (loss) from extraordinary items                -                (0.50)             0.10                0.40
Net income (loss)                           $     (3.10)       $       (1.50)      $      0.40        $        1.30

Weighted average Common shares outstanding
Basic                                         2,169,146            2,169,146         2,169,479           2,404,402
Diluted (1)                                   2,169,146            2,169,146         4,127,412           3,950,085

Fiscal Year 2000                                                           Quarter Ended
                                             --------------------------------------------------------------------------
                                                  9/30/99           12/31/99           3/31/00             6/30/00
                                             ------------------ ----------------- ------------------ ------------------

Revenue                                     $ 3,942,509        $  4,671,502        $ 6,587,123        $  6,948,515
Gross profit                                  1,638,160           3,584,244          5,024,566           3,437,588
Loss from continuing operations              (5,143,546)        (21,687,644)        (7,550,983)         (8,407,741)
Loss from discontinued operations               (75,471)           (756,644)          (196,666)           (289,734)
Net loss                                    $(5,219,017)       $(22,444,288)       $(7,747,649)       $ (8,697,475)

Basic and diluted loss per share:
Loss from continuing operations             $     (3.70)       $     (12.30)       $     (4.80)       $    $ (2.30)
Loss from discontinued operations                 (0.10)              (0.40)             (0.10)              (0.10)
Net loss                                    $     (3.80)        $    (12.70)       $     (4.90)       $      (2.40)



(1)  Includes the dilutive effect of options, warrants and convertible securities.


         (25)     Income (Loss) Per Share



The following data was used in computing income (loss) per share:


                                                                         Year ended June 30,
                                                        ------------------------------------------------------
                                                             2002              2001               2000
                                                        ---------------  ----------------- -------------------


Income (loss) available to common shareholders         $  2,198,769       $ (3,638,736)   $    (44,108,429)

Basic EPS
--------------------------------------------------------------------------------------------------------------

 Shares
  Common shares outstanding entire period                 2,446,018          2,164,873           1,561,315
 Weighted average common shares:
       Issued during period                               3,427,636             63,092             289,799
      Canceled during period                                      -                  -                   -
                                                        ---------------  ----------------- -------------------

 Weighted average common shares outstanding
 during period                                            5,873,654          2,227,965           1,851,114
                                                        ---------------  ----------------- -------------------
  Income (loss) per common share - basic               $       0.37      $       (1.63)         $   (23.83)
                                                        ===============  ================= ===================

Diluted EPS
--------------------------------------------------------------------------------------------------------------


 Weighted average common shares outstanding
 during period - basic                                    5,873,654          2,227,965           1,851,114

  Dilutive effect of stock equivalents                        4,750                  -                   -
                                                        ---------------  ----------------- -------------------
 Weighted average common shares outstanding
 during period - diluted                                  5,878,404          2,227,965           1,851,114
                                                        ---------------  ----------------- -------------------

 Income (loss) per common share - diluted              $       0.37       $      (1.63)             (23.83)
                                                        ===============  ================= ===================



         Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly income (loss) per share amounts do not necessarily equal the total for the year due to rounding.

                                 IMERGENT, INC.



                 Schedule II- Valuation and Qualifying Accounts

                    Years ended June 30, 2002, 2001 and 2000


                                                   Balance at         Charged to                               Balance at
                                                   Beginning           Costs and         Deductions/             End of
                                                   of Period           Expenses           Write-off              Period

Year ended June 30, 2002
 Deducted from accounts receivable:
      Allowance for doubtful accounts
        sales returns, credit card
         chargebacks, and other assets            $   3,679,017      $    6,675,238     $    6,940,274     $  3,413,981

Year ended June 30, 2001 Deducted from accounts receivable:
      Allowance for doubtful accounts
        sales returns, credit card                      960,601           3,475,492            757,076         3,679,017
              chargebacks, and other assets
Year ended June 30, 2000 Deducted from accounts receivable:
      Allowance for doubtful accounts
        sales returns, credit card               $       36,925           1,159,022            235,346     $     960,601
             chargebacks and other assets



                                  EXHIBIT INDEX

  Exhibit                                                                        Incorporated by Reference
    No.                           Exhibit Description

                                                                                                                 Filed
                                                                                Form        Date       Number    Herewith


   2.1      Agreement and Plan of Merger dated March 10, 2000 by and among       8-K       3/21/00      10.1
            Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy
            Enterprises, Inc.
   3.1      Certificate of Incorporation                                         S-1       6/1/99       3.1
   3.2      Certificate of Amendment to Certificate of Incorporation             S-1       9/7/00       3.1
   3.3      Certificate of Amendment to Certificate of Incorporation              -           -          -           X
   3.4      Amended and Restated Bylaws                                         10-Q      11/20/01      3.2
   3.5      Certificate of Ownership and Merger (4)                             S-1/A     11/12/99      3.3
   3.6      Articles of Merger                                                  S-1/A     11/12/99      3.4
   4.1      Form of Common Stock Certificate                                      -           -          -           X
   4.2      Form of Representatives' Warrant                                     S-1       6/1/99       4.1
   10.1     1998 Stock Compensation Program                                      S-1       6/1/99       10.6
   10.2     1998 Stock Option Plan for Senior Executives                         S-1       6/1/99       10.7
   10.3     1999 Stock Option Plan for Employees                                S-1/A     10/14/99     10.35
   10.4     Internet Services Agreement dated as of October 25, 1999            S-1/A     11/12/99     10.53
            between Netgateway, Inc. and Bergen Brunswig Drug Company
   10.5     Securities Purchase Agreement dated July 31, 2000 between            S-1       9/7/00      10.95
            Netgateway, Inc. and King William, LLC.
   10.6     Form of 8% Convertible Debenture Due July 31, 2003                   S-1       9/7/00      10.96
   10.7     Registration Rights Agreement dated July 31, 2000 between            S-1       9/7/00      10.97
            Netgateway, Inc. and King William, LLC
   10.8     Form of Common Stock Purchase Warrant                                S-1       9/7/00      10.98
   10.9     Private Equity Credit Agreement dated August 2, 2000 between         S-1       9/7/00      10.99
            Netgateway, Inc. and King William, LLC
  10.10     Registration Rights Agreement dated August 2, 2000 between           S-1       9/7/00      10.100
            Netgateway, Inc. and King William, LLC
  10.11     Stock Purchase Agreement dated January 11, 2001 between Galaxy       8-K       1/16/01     10.82
            Enterprises, Inc. and Capistrano Capital, LLC.
  10.12     Note dated January 11, 2001 issued to Galaxy Enterprises, Inc.       8-K       1/16/01     10.83
            by IMI, Inc.
  10.13     Security Agreement dated January 11, 2001 among Galaxy               8-K       1/16/01     10.84
            Enterprises, Inc., Galaxy Mall, Inc. Netgateway, Inc. and IMI,
            Inc.
  10.14     Restructuring and Amendment Agreement dated January 25, 2001        10-Q       2/14/01     10.85
            between Netgateway and King William, LLC
  10.15     Settlement Agreement and Mutual Release dated March 27, 2001        10-Q       5/15/01     10.86
            between CONVANSYS, Inc. and Netgateway, Inc.
  10.16     Form of Convertible Promissory Note.                                10-Q       5/15/01     10.87
  10.17     Form of Note Purchase Agreement.                                    10-Q       5/15/01     10.88
  10.18     Form of Note Purchase Agreement with warrants.                      10-Q       5/15/01     10.89
  10.19     Form of Common Stock Purchase Warrant.                              10-Q       5/15/01     10.90
  10.20     Waiver Agreement dated May 9, 2001 between Netgateway and King      10-Q       5/15/01     10.91
            William, LLC.
  10.21     Letter Agreement dated January 10, 2001 between Netgateway and      10-Q       5/15/01     10.92
            Keith Freadhoff.
  10.22     Letter Agreement dated January 10, 2001 between Netgateway and      10-Q       5/15/01     10.93
            Donald M. Corliss.
  10.23     Letter Agreement dated January 10, 2001 between Netgateway and      10-Q       5/15/01     10.95
            Jill Glashow Padwa
  10.24     Form of Debt Settlement Agreement with Netgateway executive         10-K      10/15/01     10.115
            officers dated as of April 5, 2001
  10.25     Form of Private Placement Subscription Agreement                    10-K      10/15/01     10.116
  10.26     Second Restructuring Agreement dated as of July 11, 2001            10-K      10/15/01     10.117
            between Netgateway, Inc. and King William, LLC
  10.27     Promissory Note from Netgateway, Inc. to King William, LLC          10-K      10/15/01     10.118
  10.28     Finder's Agreement dated as of June 14, 2001 between SBI            10-K      10/15/01     10.119
            E2-Capital (USA) Inc. and Netgateway, Inc.
  10.29     Lease dated May 7, 1999 between Novell, Inc. and Galaxy Mall,       10-K      10/15/01     10.120
            Inc., along with a first amendment dated as of September 17,
            1999 and a second amendment dated as of September 18, 2000
  10.30     Placement Agent Agreement dated as of June 1, 2001 between          10-K      10/15/01     10.121
            Netgateway, Inc. and Alpine Securities, Inc.
  10.31     Agreement and Plan of Merger among Netgateway, Inc., Category 5     10-Q      11/20/01      2.1
            Technologies, Inc., and C5T Acquisition Corp., dated October
            23, 2001
  10.32     Engagement Agreement dated October 10, 2001 between Netgateway,     10-Q      11/20/01     10.124
            Inc. and SBI E2-Capital (USA) Ltd.
  10.33     Termination and Release Agreement dated January 14, 2002 among       8-K       1/18/02      2.1
            Netgateway, Inc., Category 5 Technologies, Inc. and C5T
            Acquisition Corp.
  10.34     Rescission Agreement dated February 1, 2002 between Netgateway,     10-Q       2/14/02     10.125
            Inc and SBI-E2 Capital (USA) Ltd. et al.
  10.35     Letter Agreement re: Modification of August Restructuring           10-Q       5/8/02      10.126
            Agreement as of February 13, 2002 between Netgateway, Inc. and
            King William LLC
  10.36     Agreement dated February 15, 2002 between SBI E2-Capital (USA)                                           X
            Ltd. and Netgateway, Inc.
  10.37     Agreement dated March 22, 2002 between vFinance Investments,                                             X
            Inc. and Netgateway, Inc.
   18.1     Letter dated February 9, 2000 from KPMG LLP                         10-Q       2/15/00      18.1
   21.1     Subsidiaries of Netgateway                                                                               X
   23.1     Consent of KPMG LLP                                                                                      X
   23.2     Consent of Eisner  LLP  (formerly  known as Richard A.  Eisner &                                         X
            Company, LLP)
   23.3     Consent of Grant Thornton LLP                                                                           X
   99.1     Certification pursuant to 18 U.S.C. Section 1350                                                        X
   99.2     Certification pursuant to 18 U.S.C. Section 1350                                                        X


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Imergent, Inc.


                                 By: /s/ John J. Poelman
October 15, 2002                        John J. Poelman
                                        Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ Donald L. Danks
October 15, 2002                       Donald L. Danks
                                       Chairman of the Board of Directors

                                  /s/ John J. Poelman
October 15, 2002                       John J. Poelman
                                       Chief Executive Officer and Director

October 15, 2002                  /s/ Frank C. Heyman
                                       Frank C. Heyman
                                       Chief Financial Officer


October 15, 2002                  /s/ Brandon Lewis
                                       Brandon Lewis
                                       President and Director

                                  CERTIFICATION

         I, John J. Poelman, certify that:

1.       I have reviewed this annual report on Form 10-K of Imergent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


October 15, 2002                              /s/  JOHN J. POELMAN
                                                    John J. Poelman,
                                                   Chief Executive Officer

                                  CERTIFICATION

         I, Frank C. Heyman, certify that:

1.       I have reviewed this annual report on Form 10-K of Imergent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


October 15, 2002                                  /s/  FRANK C. HEYMAN
                                                        Frank C. Heyman
                                                       Chief Financial Officer