Form 10-K/A
period 2002-06-30
IMERGENT INC
filed 2002-10-25
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 Amendment No. 1
(Mark one)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the average of the bid and asked price for the registrant's common stock on the Nasdaq OTC Bulletin Board on October 18, 2002, the aggregate market value on such date of the registrant's common stock held by non-affiliates of the registrant was $11,765,545. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the registrant's common stock, as of October 18, 2002, was 11,000,774.

     The sole purpose of this Form 10-K/A is to add the information  required by
Part III of Form 10-K to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on October 15, 2002, pursuant to General Instruction G(3) of Form 10-K.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant


         Set forth in the table below are the names, ages and positions of the current directors and executive officers of Netgateway. None of the directors or executive officers has any family relationship to any other director or executive officer of Netgateway.

Name                             Age                    Position

Donald L. Danks................. 45        Chairman of the Board of Directors
John J. "Jay" Poelman........... 59        Chief Executive Officer and Director
Brandon Lewis................... 32        President and Director
Frank C. Heyman................. 65        Chief Financial Officer
David Rosenvall................. 36        Chief Technology Officer
David Wise...................... 42        Vice-President, Operations

         Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of Imergent.

Donald L. Danks

         Mr. Danks has served as our Chairman since January 2001. He also served as our Chief Executive Officer from January 5, 2001 to May 7, 2002. He was an original investor in founding Imergent in 1998 and is currently one of our largest stockholders. During the five years previous to joining us as our CEO, Mr. Danks was involved in the creation, funding and business development of early-stage technology companies. In addition to attracting inceptive capital for client companies, Mr. Danks assisted in the development of their business plans, helped in the recruitment of senior management, supported the development of the public market for their securities by introducing them to institutional investors and market makers and oversaw ongoing corporate finance needs. Previously, Mr. Danks was the co-founder and President of Prosoft Training.com, (Nasdaq: POSO), a company involved in Internet technology training, education and certification. Mr. Danks holds a B.S. from UCLA.

John J. "Jay" Poelman

         Mr. Poelman has served as our Chief Executive Officer since May 7, 2002. He was appointed as our President and chief operating officer on January 5, 2001. Prior to the acquisition by us of Galaxy Enterprises, Inc. ("Galaxy"), Mr. Poelman served as Chairman, Chief Executive Officer and President of Galaxy from 1997-2000. From 1993 until 1997, Mr. Poelman was the CEO of Profit Education Systems, Inc. (PES). In 1997, Galaxy Mall, Inc. acquired the assets of PES, and Mr. Poelman became the CEO of Galaxy. Mr. Poelman has served as one of our directors since November 2000, except for a period from February to May 2002.

Brandon Lewis

         Mr. Lewis has served as our President since May 2002, and prior thereto, since January 2001, he served as our Executive Vice-President for sales and marketing. He was Vice-President of sales and marketing and COO of Galaxy from 1997 until he joined our company. Prior to Galaxy, Mr. Lewis was Vice-President of sales and marketing for Profit Education Systems, Inc. a worldwide marketing and sales organization. Mr. Lewis earned his B.A. degree from Brigham Young University.

Frank C. Heyman

         Mr. Heyman has served as our Chief Financial Officer since September 2000. Prior to that, he served from 1997-2000 as vice president, secretary, treasurer and chief financial officer of Galaxy. From June 1992 to May 1996 he also served as financial vice president and chief financial officer and a director of NYB Corporation, a manufacturer of women's sport clothing, and from June 1996 to April 1997 he was employed as controller of Provider Solutions, Inc., a business consulting firm. Prior to that, from 1986 to 1992, Mr. Heyman served as vice president and chief financial officer of GC Industries, Inc., a manufacturer of calibration systems for toxic gas monitors. Mr. Heyman is a graduate of the University of Utah with a B.S. degree in accounting.

David Rosenvall

         Mr. Rosenvall was appointed as our Chief Technology Officer in February 2001. Prior thereto, he served as our Chief Architect from September 1999. He initially joined us in November 1998 as part of Imergent's acquisition of StoresOnline.com. From September 1997-December 1998, Mr. Rosenvall was president of Spartan Multimedia in Calgary, Alberta, Canada, and from January 1995 to August 1997, he was Vice-President for Research and Development at Xentel, another Calgary company. Mr. Rosenvall holds a B.S. in Mechanical Engineering from the University of Calgary and an M.B.A. from Brigham Young University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) of the Exchange Act for the 2002 fiscal year were timely filed with the exception of the following Forms 4 which should have been filed by June 10, 2002 but were filed by the following individuals on the dates indicated: Donald Danks, June 18, 2002; Jay Poelman, June 24, 2002; Brandon Lewis, June 17, 2002; Frank Heyman, June 17, 2002; David Rosenvall, June 21, 2002; and David Wise, June 28, 2002.

Item 11.          Executive Compensation

         On June 28, 2002, our stockholders approved amendments to our Certificate of Incorporation to change our corporate name to "Imergent, Inc." and to effect a one-for-ten reverse split of the issued and outstanding shares of our common stock and reduce the authorized number of shares of common stock from 250,000,000 to 100,000,000. These changes were effected July 2, 2002. As a result of the reverse stock split, every ten shares of our existing common stock was converted into one share of our new common stock under our new name, Imergent, Inc. Fractional shares resulting from the reverse stock split were settled by cash payment. References herein to numbers of shares and prices of shares have been adjusted to reflect the reverse stock split.

Executive Compensation

         The following table contains information concerning each of the two persons who served as our chief executive officer during fiscal year 2002 and our four most highly-compensated executive officers during fiscal year 2002 who were serving as executive officers at the end of fiscal year 2002 (as a group, the "named executive officers").




     Summary Compensation Table

                                        Annual Compensation          Long-Term Compensation Awards
                                                                        Restricted
                                                                          Stock             Stock
Name and                                     Salary      Bonus            Awards           Options         All Other
Principal Position                   Year     ($)         ($)               ($)            (#) (3)        Compensation
------------------                   ----     ---         ---        -      ---            ---            ------------


Donald L. Danks (1) ..................2002         --           --                 --                --               --
Chief Executive Officer               2001         --           --                 --                --               --
                                      2000         --           --                 --                --               --

John J. "Jay" Poelman (2)...........  2002    119,274      148,591                 --                --               --
Chief Executive Officer               2001    134,200       86,339                 --            27,500               --
                                      2000    126,152       43,212                 --                --               --

Brandon Lewis (4)...................  2002    104,787      124,565                 --                --               --
President                             2001    106,542       69,154                 --            27,500               --
                                      2000    100,169       34,650                 --            11,172               --

David Rosenvall  ...................  2002    111,539       20,760                 --                --               --
Chief Technology Officer              2001    117,343           --                 --            15,000               --
                                      2000    118,841           --                 --             7,750               --

David Wise..........................  2002    102,139       53,852                 --                --               --
Vice President - Operations           2001    103,841       61,792                 --            12,500               --
                                      2000     49,154           --                 --             9,576               --

Frank C. Heyman.....................  2002     86,513       78,089                 --                --               --
Chief Financial Officer               2001     71,165       58,799                 --            15,000               --
                                      2000     60,753       30,030                 --             7,980               --


(1) Mr. Danks was appointed as chief executive officer on January 5, 2001 and served in this capacity until May 7, 2002.

(2) Mr. Poelman was appointed as chief executive officer on May 7, 2002. Prior to this appointment, he served as our president and chief operating officer from January 5, 2001.

(3) On June 28, 2002, our stockholders approved a one-for-ten reverse split of the outstanding shares of our common stock, which became effective July 3, 2002. All data for shares of common stock, options and warrants have been adjusted to reflect the one-for-ten reverse split for all periods presented.

(4)  Mr.  Lewis  was  appointed  as  president  on May 7,  2002.  Prior  to this
     appointment,   he  served  as  our  Executive  Vice-President,   Sales  and
     Marketing.


Employment Agreements

         The following table summarizes the key provisions of employment agreements between us and our current executive officers that were in effect during our fiscal year ended June 30, 2002. All of the agreements expired at various times during the fiscal year.



                                                 Contract            Contract        Per Annum
                  Name/Position                Commencement         Termination        Salary            Bonus
                  -------------                    Date                Date            ------         Arrangements
                                                   ----                ----             (1)           ------------

        John J. "Jay" Poelman.........         June 26 2000        June 26, 2002      $143,000   As  determined  by  board of
           Chief Executive Officer                                                               directors
        Brandon Lewis.................        June 26, 2000        June 26, 2002      $114,125   As  determined  by  board of
           President                                                                             directors
        David Rosenvall ..............       November 1, 1998    November 1, 2001     $145,000   As  determined  by  board of
           Chief Technology Officer                                                              directors
        David Wise....................        June 26, 2000        June 26, 2002      $110,650   As  determined  by  board of
           Vice President - Operations                                                           directors.
        Frank C. Heyman...............        June 26, 2000        June 26, 2002      $90,700    As  determined  by  board of
               Chief Financial Officer                                                           directors
--------------------

     (1) Each of Messrs. Poelman, Lewis, Rosenvall, Wise and Heyman agreed to a pay cut for an indefinite period effective March 3, 2001, which cuts remain in effect at the present time. Mr. Poelman's salary was adjusted to $114,400; Mr. Lewis' salary was adjusted to $91,300; Mr. Rosenvall's salary was adjusted to $116,000; Mr. Wise's salary was adjusted to $88,250; and Mr. Heyman's salary was adjusted to $72,560. From January 28, 2002 through March 31, 2002, Mr. Poelman served without remuneration.

Stock Option Grants in Last Fiscal Year

         We did not grant any stock options or stock appreciation rights in fiscal year 2002 to any of the named executive officers.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the named executive officers. None of these individuals exercised any options during this period.


                                               Number of Securities Underlying            Value of Unexercised
                                                     Unexercised Options                  In-The-Money Options
                                                   at Fiscal Year End (#)               at Fiscal Year End ($)(1)
                                                   ----------------------               -------------------------
      Name                                     Exercisable       Unexercisable       Exercisable       Unexercisable

      Donald Danks.........................         -                  -                  -                  -
      Jay Poelman..........................      27,402             12,866                -                  -
      Brandon Lewis........................      29,317             18,931                -                  -
      David Rosenval.......................      19,965              6,285                -                  -
      David Wise...........................      11,643             10,433                -                  -
      Frank Heyman.........................      20,228             12,328                -                  -

----------
         (1) Based on the closing sale price of our common stock on the OTC bulletin board at fiscal year end of $1.50 per share less the exercise price payable for the shares. The fair market value of our common stock at June 30, 2002 was determined on the basis of the closing sale price of our common stock on June 28, 2002, the last trading day prior to fiscal year-end.

Stock Option Plans

         1998 Stock Option Plan for Senior Executives

         In December 1998, the board of directors adopted, and our stockholders approved, the 1998 Stock Option Plan for Senior Executives. This plan provides for the grant of options to purchase up to 500,000 shares of common stock to our senior executives. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

         The board of directors administers this plan. The board has appointed a plan administrator to address the day-to-day administration of this plan. The board determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

         As of June 30, 2002, options exercisable for an aggregate of 91,563 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $28.40 per share.

         1998 Stock Compensation Program

         In July 1998, the board of directors adopted the 1998 Stock Compensation Program. Our stockholders approved the program in December 1998. This program provides for the grant of options to purchase up to 100,000 shares of common stock to officers, employees, directors and independent contractors and agents. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

         The board of directors administers this program. The board has appointed a plan administrator to address the day-to-day administration of this plan. The board determines, among other things, the individuals who will receive options, the time period during which the options may be partially or fully vested and exercisable, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

         This program permits us to grant, in addition to incentive stock options and non-qualified stock options: (i) rights to purchase shares of our common stock to employees; (ii) restricted shares of our common stock; (iii) stock appreciation rights; and (iv) performance shares of common stock.

         However, we have not issued any other type of compensation under this program other than non-qualified stock options and have agreed not to do so in the future.

         As of June 30, 2002, options exercisable for an aggregate of 8,432 shares of common stock were outstanding pursuant to this program at a weighted average exercise price of $33.20 per share.

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

         In May 2000, our stockholders approved an amendment to this plan to increase the number of shares available for grant under the plan from 200,000 to 500,000.

         As of June 30, 2002, options exercisable for an aggregate of 74,660 shares of common stock were outstanding pursuant to this plan at a weighted average exercise price of $33.50.

         Galaxy Enterprises Stock Option Plan

         Pursuant to the terms of the merger with Galaxy Enterprises, each outstanding option to purchase shares of Galaxy Enterprises common stock under Galaxy Enterprises' 1997 Employee Stock Option Plan was assumed by us, whether or not vested and exercisable. We assumed options exercisable for an aggregate of 166,582 shares of common stock of Galaxy Enterprises.

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

         As at June 30, 2002, outstanding options assumed in the Galaxy merger were exercisable for 44,373 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, membership of the compensation committee was comprised of the full board of directors. No interlocking relationships exist between our compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. There are no interlocking relationships between us and other entities that might affect the determination of the compensation of our directors and executive officers.

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

Director Compensation

         None of our current directors are awarded stock options or are compensated for their services as directors, but Mr. Poelman and Mr. Lewis are compensated as officers of our company and have been granted stock options in this capacity. All directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 8, 2002, the number of shares of common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and named executive officers; and (iii) all of our current directors and executive officers as a group.

     With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934. Except as otherwise noted below, the address of each of the persons in the table is c/o Imergent, Inc., 754 East Technology Ave., Orem, Utah 84097.


--------------------------------------------------------------------------------------------------------------------
                                                             Number of Warrants
                                                              and Option Grants
                                                              Under Imergent           Total       Percent of Class
                                               Shares      Stock Options Plans      Beneficial       Beneficially
Name of Beneficial Owner                       Owned                (1)            Ownership (2)        Owned
------------------------                       -----                ---            -------------        -----
--------------------------------------------------------------------------------------------------------------------

Donald L. Danks....................                475,751                     -           475,751       4.3%
--------------------------------------------------------------------------------------------------------------------
John J. "Jay" Poelman....................          352,425                34,277           386,702       3.5%
--------------------------------------------------------------------------------------------------------------------
Brandon Lewis............................          240,968                38,427           279,395       2.5%
--------------------------------------------------------------------------------------------------------------------
David Rosenvall..........................          109,470                23,715           133,185       1.2%
--------------------------------------------------------------------------------------------------------------------
David Wise...............................          126,271                16,683           142,954       1.3%
--------------------------------------------------------------------------------------------------------------------
Frank Heyman ............................          134,260                25,574           159,834       1.4%
--------------------------------------------------------------------------------------------------------------------
All  current   directors   and  executive        1,439,145               138,676         1,577,821      14.2%
   officers as a group (6 persons).......
--------------------------------------------------------------------------------------------------------------------

(1) Reflects warrants or options that will be exercisable or vested, as the case may be, as of October 18, 2002 or within 60 days thereafter.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following October 18, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.


Item 13.          Certain Relationships and Related Transactions

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

     On August 1, 2001, we entered into an agreement with ECI, pursuant to which, among other matters, we agreed to issue ECI a total of 83,192 shares of our common stock at a price of $3.00 per share in exchange for the release by ECI of trade claims against us totaling $249,575.

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

     During our fiscal year ended June 30, 2002 we sold unregistered common stock to qualified investors in a private placement that closed during May 2002. The stock was sold at a price of $.40 per share. Our officers and directors purchased stock in that sale as follows: Mr. Danks 225,000 shares; Mr. Poelman 200,000 shares; Mr. Lewis 200,000 shares; Mr. Heyman 100,000 shares; Mr. Wise
100,000 shares; and Mr. Rosenvall 100,000 shares. We loaned Messrs. Wise and Rosenvall $20,000 each to assist in their participation in the private placement. Their full-recourse promissory notes carried interest at 5% and a repayment schedule of 24 months. Mr. Wise has repaid his loan, and Mr. Rosenvall is current in making the required monthly payments.

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

Item 15.          Exhibits, Financial Statement Schedules and Report on Form 8-K

                  (a) 3. Exhibits

                       99.1     Certification pursuant to 18 U.S.C. Section 1350

                       99.2     Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Imergent, Inc.


                                      By: /s/ John J. Poelman
October 24, 2002                          John J. Poelman
                                          Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Donald L. Danks
October 24, 2002                          Donald L. Danks
                                          Chairman of the Board of Directors

                                      /s/ John J. Poelman
October 24, 2002                          John J. Poelman
                                          Chief Executive Officer and Director

October 24, 2002                      /s/ Frank C. Heyman
                                          Frank C. Heyman
                                          Chief Financial Officer


October 24, 2002                      /s/ Brandon Lewis
                                          Brandon Lewis
                                          President and Director

                                  CERTIFICATION

         I, John J. Poelman, certify that:

1. I have reviewed this annual report on Form 10-K/A of Imergent, Inc.;

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


October 24, 2002                                  /s/  JOHN J. POELMAN
                                                       John J. Poelman,
                                                       Chief Executive Officer

                                  CERTIFICATION

         I, Frank C. Heyman, certify that:

1. I have reviewed this annual report on Form 10-K/A of Imergent, Inc.;

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


October 24, 2002                       /s/  FRANK C. HEYMAN
                                            Frank C. Heyman
                                            Chief Financial Officer