Form 10-Q
period 2002-09-30
IMERGENT INC
filed 2002-11-08
CIK 1075736

..
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-27941

                                 Imergent, Inc.
                                 -------------
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

         The number of shares outstanding of the registrant's common stock as of November 4, 2002: 10,999,520

         When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and at
June 30, 2002..................................................................3

Unaudited Condensed  Consolidated  Statements of Operations for the three months ended September 30, 2002 and 2001..............................................4

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2002................................................5

Unaudited Condensed  Consolidated  Statements of Cash Flows for the three months ended September 30, 2002 and 2001..............................................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7




                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
                      Condensed Consolidated Balance Sheets

                                                                                 September 30,
                                                                                     2002
                                                                                 (Unaudited)    June 30, 2002
                                                                                 -----------------------------
Assets

Current assets
--------------
Cash                                                                              $  116,653    $  519,748
Trade receivables, net of allowance for doubtful accounts of $3,186,747
 at September 30, 2002 and $1,918,673 at June 30, 2002.                            3,914,628     2,247,129
Inventories                                                                           23,416        23,416
Prepaid expenses                                                                     464,627       607,857
Credit card reserves, net of allowance for doubtful accounts of $101,587
 at September 30, 2002 and $137,370 at June 30, 2002.                                919,679     1,022,701
                                                                              -----------------------------
 Total current assets                                                              5,439,003     4,420,851

Property and equipment, net                                                          286,901       409,460
Goodwill, net                                                                        455,177       455,177
Trade receivables, net of allowance for doubtful accounts of $978,378
 at September 30, 2002 and $1,357,938 at June 30, 2002.                            1,258,781     1,673,740
Other assets, net of allowance for doubtful accounts of $7,200 at
 September 30, 2002 and $0 at June 30, 2002.                                         407,292       417,384
                                                                              -----------------------------
  Total Assets                                                                   $ 7,847,154   $ 7,376,612
                                                                              =============================
Liabilities and Stockholders' Equity

Current liabilities
-------------------

Accounts payable                                                                 $ 1,087,557   $ 1,215,400
Accounts payable - related party                                                      90,917       111,702
Bank overdraft                                                                        28,238       150,336
Accrued wages and benefits                                                           653,123       681,472
Past due payroll taxes                                                                     -        26,797
Accrued liabilities                                                                  486,135       548,016
Current portion of capital lease obligations                                          50,396        80,938
Current portion of notes payable                                                     160,671       160,671
Other current liabilities                                                            441,828       450,523
Current portion of deferred revenue                                                  565,967       705,558
                                                                              -----------------------------
  Total current liabilities                                                        3,564,832     4,131,413


Capital lease obligations, net of current portion                                     16,736        27,906
Note payable, net of current portion                                                 340,575       393,560
                                                                              -----------------------------
  Total liabilities                                                                3,922,143     4,552,879
                                                                              -----------------------------
Commitments and contingencies

Minority interest                                                                    355,159       355,159
                                                                              -----------------------------

Stockholders' Equity
--------------------
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued                               -             -
  Common stock - authorized 100,000,000 shares; issued and outstanding
    10,999,520 and 10,995,774 shares, at September 30, 2002 and
    June 30, 2002, respectively                                                       11,000        10,996
  Additional paid-in capital                                                      72,032,924    72,017,928
  Deferred compensation                                                              (31,859)      (34,987)
  Accumulated other comprehensive loss                                                (4,902)       (4,902)
  Accumulated deficit                                                            (68,437,311)  (69,520,461)
                                                                              -----------------------------
    Total stockholders' equity                                                     3,569,852     2,468,574
                                                                              -----------------------------
Total Liabilities and Stockholders' Equity                                       $ 7,847,154   $ 7,376,612
                                                                              =============================

       See Notes to Unaudited Condensed Consolidated Financial Statements



                                       IMERGENT, INC. AND SUBSIDIARIES
                                         (formerly Netgateway, Inc.)
                      Unaudited Condensed Consolidated Statements of Operations for the
                               Three Months Ended September 30, 2002 and 2001


                                                              2002                       2001
                                                    ------------------------------------------------------

Revenue                                                         $  11,283,849              $   11,634,043

Cost of revenue                                                     2,234,716                   1,227,686
Cost of revenue - related party                                       223,716                     361,883
                                                    ------------------------------------------------------
  Total cost of revenue                                             2,458,432                   1,589,569

                                                    ------------------------------------------------------
  Gross profit                                                      8,825,417                  10,044,474

Product development                                                         -                      53,400
Selling and marketing                                               4,243,288                   3,503,937
Selling and marketing - related party                                 278,060                     107,859
General and administrative                                            934,418                   1,555,987
Depreciation and amortization                                         148,417                     151,628
Bad debt expense                                                    2,287,733                     845,000
                                                    ------------------------------------------------------
  Total operating expenses                                          7,891,916                   6,217,811

Income from operations                                                933,501                   3,826,663

Other income                                                          158,637                     101,773
Interest expense                                                       (8,988)                 (1,593,128)
                                                    ------------------------------------------------------
  Total other income (expenses)                                       149,649                  (1,491,355)

                                                    ------------------------------------------------------
Net income                                                      $   1,083,150              $    2,335,308
                                                    ======================================================

Earnings per share:
    Basic                                                         $      0.10                 $      0.68
    Diluted                                                       $      0.10                 $      0.66

Weighted average shares outstanding:
    Basic                                                          10,999,478                   3,450,711
    Diluted                                                        11,035,459                   3,539,724


       See Notes to Unaudited Condensed Consolidated Financial Statements




                                                                IMERGENT, INC. AND SUBSIDIARIES
                                                                  (formerly Netgateway, Inc.)
                                              Unaudited Condensed Consolidated Statement of Stockholders' Equity
                                                         For the Three Months Ended September 30, 2002


                                                                                                           Accumulated
                                                 Common Stock      Additional                                Other         Total
                                          -----------------------   Paid-in      Deferred    Accumulated Comprehensive Stockholders'
                                            Shares        Amount    Capital    Compensation    Deficit       loss          Equity
                                          ------------------------------------------------------------------------------------------

Balance July 1, 2002                      10,995,774  $  10,996   $ 72,017,928  $ (34,987)  $ (69,520,461)  $(4,902)     $ 2,468,574

Amortization of deferred compensation              -          -              -      3,128               -         -           3,128
Private placement of common stock              5,000          5         14,995          -               -         -          15,000
Reconciliaton of common stock following
 reverse stock split                          (1,254)        (1)             1          -               -         -               -
Comprehensive income
--------------------
  Net income                                       -          -              -          -       1,083,150         -       1,083,150

Foreign currency translation
 adjustment                                        -          -              -          -               -         -               -
                                                                                                                       -------------
     Comprehensive income                                                                                                 1,083,150

------------------------------------------------------------------------------------------------------------------------------------
 Balance September 30, 2002               10,999,520  $  11,000   $ 72,032,924  $  (31,859) $ (68,437,311) $ (4,902)    $ 3,569,852
                                         ===========================================================================================

       See Notes to Unaudited Condensed Consolidated Financial Statements



                                          IMERGENT, INC AND SUBSIDIARIES
                                            (formerly Netgateway, Inc.)
                             Unaudited Condensed Consolidated Statements of Cash Flows
                              For the Three Months Ended September 30, 2002 and 2001

                                                                           2002                 2001
                                                                    -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                            $ 1,083,150           $ 2,335,308
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                           148,417               151,628
  Amortization of deferred compensation                                     3,128                 6,610
  Provision for bad debts                                               2,287,733               845,000
  Common stock issued for services                                              -               199,657
  Amortization of debt issue costs                                              -               642,019
  Amortization of beneficial conversion feature & debt discount                 -             1,482,422
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                        (3,452,066)           (2,486,089)
     Inventories                                                                -                15,318
     Prepaid expenses and other current assets                                  -              (107,082)
     Credit card reserves                                                  14,815               168,718
     Other assets                                                         153,323                (2,069)
     Deferred revenue                                                    (139,591)           (3,750,227)
     Accounts payable, accrued expenses and other liabilities -
       related party                                                      (20,785)               (2,780)
     Accounts payable, accrued expenses and other liabilities            (229,471)             (834,753)
                                                                    -------------------------------------------
  Net cash used in operating activities                                  (151,347)           (1,336,320)
                                                                    -------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of equipment                                                (26,318)               (6,862)
                                                                    -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock subscribed                                      -                91,000
     Proceeds from issuance of common stock                                     -             1,421,776
     Proceeds from exercise of options and warrants                             -                 1,727
     Bank overdraft borrowings                                           (122,098)                5,701
     Repayment of convertible debenture                                         -              (100,000)
     Repayment of note payable-bank                                             -               (97,779)
     Repayment of capital lease obligations                               (41,712)              (18,680)
     Repayment of notes                                                   (61,620)                    -
                                                                    -------------------------------------------
          Net cash provided (used) by financing activities               (225,430)            1,303,745
                                                                    -------------------------------------------

NET DECREASE IN CASH                                                    (403,095)              (39,437)

CASH AT THE BEGINNING OF THE QUARTER                                      519,748               149,165

                                                                    -------------------------------------------
CASH AT THE END OF THE QUARTER                                        $   116,653           $   109,728
                                                                    ===========================================

Supplemental disclosures of non-cash transactions:
   Conversion of debenture to common stock                                      -             2,115,885
   Conversion of notes payable - officers to common stock                       -               490,000
   Conversion of loan payable to common stock                                   -               100,000
   Conversion of convertible notes to common stock                              -             1,800,180
   Common stock issued for outstanding liabilities                         15,000               449,234
  Accrued interest added to note payable balance                            8,635                     -

Supplemental disclosure of cash flow information:
Cash paid for Interest                                                          -                 1,732

       See Notes to Unaudited Condensed Consolidated Financial Statements


                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
         Notes to Unaudited Condensed Consolidated Financial Statements


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

         (2)               Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, LTD., and StoresOnline.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         (e)      Goodwill

         As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. The Company anticipates that the required testing for impairment will be completed during the quarter ending December 31, 2002.

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

         Deferred tax assets are to be recognized for temporary differences that will result in tax deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Our deferred tax assets consist primarily of net operating losses carried forward. We have provided a valuation allowance against all of our net deferred tax assets at September 30, 2002 and June 30, 2002. Fiscal year 2002 was the first profitable year for the Company since its inception. We have net operating loss carry forwards sufficient to reduce our pretax profits generated in the quarter ended September 20, 2002 to zero, therefore, we have not paid or accrued any federal income taxes in this quarter or prior fiscal years.

         (j)      Accounting for Stock Options

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

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

         The revenue from the sale of the SOS is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give the Company permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on the Company's books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. This procedure was in effect for the last three quarters of fiscal year 2001 and for all of fiscal year 2002.

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

         (l)      Business Segments and Related Information

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

         (m)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity (capital deficit) and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the three months ended September 30, 2002 and 2001.

         (n)      Per Share Data

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

         (o)      Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Company has estimated that allowances for bad debt for Trade Receivables should be $4,165,125 and $3,276,611 as of September 30, 2002 and June 30, 2002, respectively. In addition, the Company has recorded an allowance for doubtful accounts of $101,587 at September 30, 2002 and $137,370 at June 30, 2002 for estimated credit card chargebacks relating to the most recent 180 days of credit card sales.

         (p)      Reclassifications

         Certain amounts reported in 2001 have been reclassified to conform to the 2002 presentation.

         (q)      Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (r)      Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

         In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while others are effective for fiscal years beginning after May 15, 2002. The Company has not assessed the potential impact of SFAS 145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

         (3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has primarily incurred losses since its inception, and has a cumulative net loss of a $68,437,311 through September 30, 2002. At September 30, 2002 the Company had working capital of $1,874,171 and an equity balance of $3,569,852. For the three months ended September 30, 2002 and 2001, the Company recorded negative cash flows from continuing operations of $151,347 and $1,336,320, respectively. The Company has historically relied upon private placements of its stock, issuance of debt and sale of accounts receivable to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated the Company may not be able to execute its strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (4)      Selling of Accounts Receivable With Recourse

         The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the three months ended September 30, 2002 and September 30, 2001, the Company sold contracts totaling $754,751 and $819,564, respectively. The Company maintains a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company works with various finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

        (5)       Notes Payable

A note payable of $97,779 to a financial institution, bearing interest at the prime rate plus 3% per annum (10% at June 30, 2001) was due on November 1, 2001. The note was secured by certain equipment of the Company and was guaranteed by the Company's current Chief Executive Officer. The note was paid in full on September 24, 2001. Notes payable at September 30, 2002 consist of $438,723 of principal and interest payable to King William (see Note 7) and $62,523 due to Imperial Premium Finance Company. Maturities of notes payable are as follows:

Year ending June 30,
    2003                                                 $      62,523
    2004                                                             0
    2005                                                             0
    2006                                                             0
    2007                                                       438,723
    Thereafter                                                       -
                                                          ------------

                                                         $     501,246
                                                          ============

         (6)      Convertible Debenture

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

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 23,100 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 9,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 1,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $16.25 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 80%, risk-free interest rate of 6.5% and expected life of 5 years. The $371,000 was accounted for as additional paid in capital and debt discount and was amortized over the life of the debt. The unamortized balance at September 30, 2002 and June 30, 2002 was $0 and $0, respectively.

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

         Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture will not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $30.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were re-priced at $2.50 per share and King William was issued a warrant for an additional 26,900 shares of common stock at $2.50 per share. The incremental fair value of the re-pricing of the warrants and the issuance of the new warrants, valued using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 170%, risk-free interest rate of 5% and expected life of 5 years, was $9,008 and $129,927, respectively. These costs were classified on the balance sheet as debt financing costs and were being amortized over the life of the debt. The unamortized balance as of September 30, 2002 and 2001 is $0 and $0, respectively. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February 2001. A second payment to be paid on February 28, 2001 was not made.

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

         (7)      Convertible Long Term Notes

         In January and April 2001, the Company issued long term Convertible Promissory Notes ("Notes") in a private placement offering totaling $2,076,500. The terms of Notes required them to be repaid on July 1, 2004 plus accrual of interest at the rate of eight percent (8%) per annum. The Notes were convertible prior to the Maturity Date at the option of the Holder any time after July 1, 2001, or by the Company at any time after July 1, 2001 upon certain conditions as detailed in the Notes. The Notes were convertible into shares of common stock of the Company by dividing the Note balance on the date of conversion by $2.50, subject to Conversion Price Adjustments as defined in the agreement. The relative fair value of this Beneficial Conversion Feature of the notes was calculated to be $1,347,480 and was recorded as debt discount on the balance sheet, and was amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000.

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

         The beneficial conversion feature and debt discounts of $1,347,480 and $512,540, respectively, have been netted against the $2,076,500 balance of the Notes on the Balance Sheet and are being amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000. The unamortized balance of the beneficial conversion feature and debt discount at September 30, 2002 and June 30, 2002 was $0 and $269,634, respectively.

         On July 15, 2001 the Company sent a letter to all holders of the Notes explaining their right to convert their investment into common stock. The letter included a calculation of the interest the note holder had earned and offered to convert both the principal balance of the Note and the accrued interest into common stock at a conversion price of $2.50 per share.

        As of December 31, 2001, all Note holders, holding $2,147,295 of aggregate principal and accrued interest, had exercised their right to convert both principal and accrued interest into 859,279 shares of common stock.

         (8)      Stockholders' Equity

         Quarter ended September 30, 2001

         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International ("ECI"), a company formerly owned by Jay Poelman who was at that time a director of and the president of the Company, pursuant to which, among other matters, the Company agreed to issue ECI a total of 83,192 shares of common stock of the Company at a price of $3.00 per share in exchange for the release by ECI of trade claims against the Company totaling $249,575. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in cost of revenue.

         During September 2001 the Company issued 280,000 common shares upon conversion of a long-term convertible debenture (see Note 6).

         Quarter ended September 30, 2002

         In July 2002, the Company issued 5,000 shares of common stock at a price of $3.00 a share relating to the private placement of common stock which closed during November 2001 for which all necessary paperwork had not previously been received. The Company had held these funds as a current liability pending the receipt of all proper paperwork.

         (9)      Related Entity Transactions

         The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, to provide a credit card merchant account solution to our customers and, formerly, to provide a leasing opportunity to customers who purchased our products at the Internet training workshops. The Company buys a product from ECI that provides on-line, real-time processing of credit card transactions and resells it to its customers. John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company, was the sole owner of ECI during the three months ended September 30, 2002 and September 30, 2001. Mr. Poelman sold his interest in ECI effective October 1, 2002. Total revenue generated by the Company from the sale of ECI merchant account solutions was $1,453,612 and $1,194,706 for the three months ended September 30, 2002 and 2001, respectively. The cost to the Company for these products and services totaled $223,716 and $361,883 for the three months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002 and 2001 the Company processed leasing transactions for its customers through ECI in the amounts of $0 and $898,173, respectively. In addition, the Company had $30,498 and $26,702 as of September 30, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software.

         The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John
J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. The Company's revenues generated from the above products and services were $1,429,824 and $1,020,351 for the three months ended September 30, 2002 and 2001, respectively. The Company paid EMS $278,060 and $107,859 to fulfill these services during the three months ended September 30, 2002 and 2001, respectively. In addition, the Company had $60,419 and $53,023 as of September 30, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for product and services.

         (10)     Subsequent Events

         Effective October 1, 2002 John J. Poelman, Chief Executive Officer and a director and stockholder of the Company, sold his interest in Electronic Commerce International, Inc. ("ECI") to an unrelated third party. The Company presently obtains from ECI a product which allows the Company's customers to accept credit card payments for goods and services sold by them through their websites.

         (11)     Earnings Per Share

         Unexercised stock options to purchase 312,015 shares of the Company's common stock and unexercised warrants to purchase 502,212 shares of the Company's common stock were outstanding as of September 30, 2002, of which no stock options and 269,643 warrants were included in the diluted per share computation. Unexercised stock options to purchase 372,782 shares of the Company's common stock and unexercised warrants to purchase 210,735 shares of the Company's common stock, in addition to shares of common stock from the conversion of subsidiary common stock and convertible debentures of 1,437,889 were outstanding as of September 30, 2001, of which 262,623 options and 88,235 warrants were not included in the per share computations because their effect would have been antidilutive.

         The following data was used in computing earnings per share:

                                           ----------------------------------
                                            Three Months Ending September 30,
                                           ----------------------------------
                                                   2002               2001
                                           ----------------------------------

Net Income available to common shareholders    $ 1,083,150       $  2,335,308

Basic EPS
--------------------------------------------------------------------------------
 Shares
 Common shares outstanding entire period        10,995,774          2,446,019
 Weighted average common shares:
       Issued during period                          3,704          1,004,692
      Canceled during period                             -                  -
                                               ---------------------------------

 Weighted average common shares outstanding
 during period                                  10,999,478          3,450,711
                                               ---------------------------------

 Earnings per common share - basic             $       .10       $        .68
                                               =================================

Diluted EPS
--------------------------------------------------------------------------------
 Weighted average common shares outstanding
 during period - basic                          10,999,478          3,450,711

 Dilutive effect of stock equivalents               35,981             89,013

                                               ---------------------------------
 Weighted average common shares outstanding
 during period - diluted                        11,035,459          3,539,724
                                               ---------------------------------
Earnings per common share - diluted            $       .10       $        .66
                                               =================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2002, filed on October 15, 2002, under the heading Information Regarding Forward-Looking statements and elsewhere. Investors should review this quarterly report in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

General

         During the fiscal year ended June 30, 2000 and the first six months of fiscal year 2001 we incurred large losses and our liquidity was severely strained. It was not possible to continue operations without significant changes. In January 2001, we implemented a restructuring process intended to allow us to begin to operate on a cash flow positive basis. The Internet Commerce Center (ICC) division and the CableCommerce division were reduced to a maintenance staff supporting existing customers, and all other employees were laid off. Our wholly-owned subsidiary, IMI, Inc., also sometimes referred to as Impact Media, was sold. We entered into an agreement with a third party to negotiate compromise payment schedules with non-essential vendors for less than the full amount owed. In addition, key management employees agreed for a period of time to voluntarily reduce their salaries.


         This restructuring allowed us to focus our attention and resources on our core Galaxy Mall business which was subsequently rebranded as StoresOnline. During the subsequent 18 months, approximately $7.2 million was raised through private placements of convertible notes and common stock, the proceeds of which were used to provide working capital for the business, to partially repay our long term debt and pay our past due accounts payable. The following discussion of the results of operations further expands on the effects of these changes.

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

         Review by the Securities and Exchange Commission

         On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent us their letter of comment pointing out areas of concern and requesting that we answer their questions and provide additional information. Since receipt of this letter, we have exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues. On October 31, 2002 we responded to other comments from the staff in their letter dated August 5, 2002. We believe that these remaining comments will be satisfactorily resolved.

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

         A summary of our significant accounting policies is set out in Note 2 to our Financial Statements in our Form 10-K for the fiscal year ended June 30, 2002. We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

         Revenue Recognition

         During the fiscal year ended June 30, 2001 the Company changed its product offering at its Internet training workshops. The date of the change was October 1, 2000, the beginning of our second fiscal quarter of fiscal year 2001. Prior to that time, customers were sold a service consisting of the construction of Internet websites for their business, which service was to be provided at any time during the 12 months following the sale. Included in the price paid for this service was one year's hosting beginning when the website was published. Revenue from these transactions was deferred at the time of sale and recognized as the services were rendered or when the right to receive the services terminated.

         Beginning October 1, 2000, we discontinued selling the service and in its place sold a new product called the StoresOnline Software ("SOS"). The SOS is a software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS at one of our Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with us or any other provider of such services. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months.

         The revenue from the sale of the SOS is recognized when the product is delivered to the customer. We accept cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed and an allowance for doubtful accounts is established. This procedure was in effect for the last three quarters of fiscal year 2001, all of fiscal year 2002 and is still in effect for the quarter ended September 30, 2002.

         The American Institute of Certified Public Accounts statement of position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of our order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. We offer customers the option to pay for the SOS with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. We have a standard of using long-term or installment contracts and have a four-year history of successfully collecting under the original payment terms without making concessions. Over the past four years, we have collected or are collecting approximately 70% to 80% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. We make every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 20 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts, which allowance is established at the time of sale based on our four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our condensed consolidated balance sheets, totaled approximately $4.2 million as of September 30, 2002 compared to $3.3 million as of June 30, 2002. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheet, as applicable. Our deferred tax assets consist primarily of net operating losses carried forward. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance. We have provided a valuation allowance against all of our net deferred tax assets at September 30, 2002 and June 30, 2002. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the condensed consolidated statements of operations.

Related Party Transactions

         During the quarter ended September 30, 2002 we derived approximately $1.5 million, or 13% of our total revenues, from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website and/or through their "bricks and mortar" business. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from Electronic Commerce International, Inc. ("ECI"), the sole shareholder of which was John J. Poelman, our chief executive officer and one of our directors and stockholders, who, effective October 1, 2002, sold his interest in ECI to an unrelated third party. Were we to lose our access to this product or if its cost increases our business would be severely and negatively impacted and were we not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

         Total revenue generated by us from the sale of ECI merchant account solutions was $1,453,612 and $1,194,706 for the quarters ended September 30, 2002 and 2001, respectively. The cost to us for these products and services totaled $221,726 and $195,604 for the quarters ended September 30, 2002 and 2001, respectively. In addition, we have $30,498 and $26,702 recorded in accounts payable as of September 30, 2002 and June 30, 2002, respectively, relating to the amounts owed to ECI for the purchase of its merchant account product.

         We offer our customers at our Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. We utilize Electronic Marketing Services, LLC. ("EMS") to fulfill these services to our customers. In addition, EMS provides telemarketing services, selling some of our products and services to those who do not purchase at our workshops and to other leads. Ryan Poelman, who owns EMS, is the son of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. Our revenues realized from the above products and services were $1,429,824 and $1,020,351 for the quarters ended September 30, 2002 and 2001, respectively. We paid EMS $278,060 and $107,859 to fulfill these services during the quarters ended September 30, 2002 and 2001, respectively.

         In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

Results of Operations

         Three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001

         Revenue

         Revenues for the three-month period ended September 30, 2002, our first fiscal quarter of fiscal year 2003, decreased to $11,283,849 from $11,634,043 in the three month period ended September 30, 2001, a decrease of 3%. Revenues generated at our Internet training workshops for the fiscal quarters ended September 30 2002 and 2001 were from the sale of the SOS product as described above. Other revenues include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2002. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The decrease in revenues from the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 can be attributed to various factors some of which increased revenues while others caused the decline. There was an increase in the number of Internet training workshops conducted during the current quarter. The number increased to 78, including 11 that were held outside the United States of America, for the current fiscal quarter from 73 in the fiscal quarter ended September 30, 2001, all of which were held within the United States. Also the average number of persons attending each workshop increased which further increased revenues during the current period. Approximately 35% percent of primary workshop attendees (not including their guests) made purchases at our workshops. This percentage remained approximately the same as has been our experience historically. We will seek to continue to hold workshops with a larger number of attendees in future quarters. We will seek to increase the number of these larger workshops during the balance of fiscal year 2003.

         The principal cause of the reduction in revenue during the fiscal quarter ended September 30, 2002 compared to the prior year's period was the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is required to be deferred from the current period. During the quarter ended September 30, 2002, we recognized only $139,810 in net revenue from sales made in prior periods compared to $3,753,007 recognized from sales make in prior periods during the quarter ended September 30, 2001.

         This benefit experienced during fiscal 2001 resulted from a change in the business model and product offering at the workshops as noted above. This benefit has now been fully realized and we do not expect it to reoccur. We anticipate that in future quarters the amount of revenue recognized from earlier periods will be approximately equal to that deferred into future periods.

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

         In summary, based on new sales (without regard to revenue from deferred sales), revenue for the quarter ended September 30, 2002 was $11,144,039, compared to $7,881,036 for the quarter ended September 30, 2001.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the fiscal quarter ended September 30, 2002 decreased to $8,825,417 from $10,044,474 in the prior year. The decrease in gross profit primarily reflects the decreased revenue related to the reduced level of benefit from the recognition of deferred revenue as described above. The cost of revenue in the current fiscal quarter also included the costs associated with the international workshops which are greater than those for domestic workshops.

         Gross profit as a percent of revenue for the fiscal quarter ended June 30, 2002 was 78% compared to 86% for the fiscal year ended September 30, 2001. However, the $3,753,007 in deferred revenue that was recognized during the quarter ended September 30, 2001 from prior periods had no costs associated with it since those costs were recognized at the time the products were delivered in the relevant prior periods. Therefore, the cost of revenue in 2001 of $1,589,569 without the benefit of the deferred revenue would have been equal to 20% and thus the gross profit percentage comparison would be 78% in 2002 verses 80% in 2001. We anticipate that gross profit as a percentage of revenue will remain in the range of from 73% to 78% in future quarters.

         Cost of revenues includes related party transactions of $223,716 in the first fiscal quarter of 2002 and $361,883 in the comparable period of the prior fiscal year. These are more fully described in the notes to the financial statements as Note 9. We believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

         Product Development

         Product development expenses consist primarily of payroll and related expenses. We had no product development expenses for the quarter ended September 30, 2002. Product development expenses in the quarter ended September 30, 2001 were $53,400. They consisted of work on the Stores On Line, version 4 product which is used in the "Complete Store Building Packet" sold at our Internet training workshops.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves, but our business model currently contemplates that in most cases we will pass these costs on to our customers. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the quarter ended September 30, 2002 increased to $4,521,348 from $3,611,796 in the quarter ended September 30, 2001. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract attendees. Advertising expenses for the quarter ended September 30, 2002 were approximately $2.0 million compared to $1.3 million in the quarter ended September 30, 2001. Selling and marketing expenses as a percentage of sales were 40% of revenues for the current fiscal quarter and with the deferred revenue mentioned above, selling and marketing expenses were 31% for the quarter ended September 30, 2001. Without the benefit of the deferred revenue, selling and marketing expenses in the quarter ended September 30, 2001 as a percentage of revenues would have been 46%.

         Selling and marketing expense includes related party transactions of $287,060 and $107,859 in the quarters ended September 30, 2002 and 2001, respectively. These are more fully described in the notes to the financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for quarter ended September 30, 2002 decreased to $934,418 from $1,555,987 in the comparable quarter of the previous fiscal year. This decrease is primarily attributable to the fact that in the quarter ended September 30, 2001 we incurred $555,201 in debt issuance costs associated with our convertible debenture with King William, LLC. Since King William converted the debenture into common stock, the debt issuance costs were written off rather than being amortized over the life of the debenture. Other items contributing to the reduction were a decrease in payroll and related expenses that resulted from reducing the size of our workforce, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal expenses. Further cost reductions at current revenue levels are unlikely. We anticipate that general and administrative expenses will increase in future years as our business grows.

         On October 28, 2002, our board of directors authorized adjustments in the salaries of our executive officers. As of January 1, 2001, the combined base salaries of our five executive officers was $603,475 per annum. Beginning March 1, 2001 these officers voluntarily reduced their base salaries to $482,780 per annum, a 20% reduction, to lower expenses and reduce negative cash flow from operations. Due to improved balance sheet ratios and profitability for the fiscal year ended June 30, 2002 and the quarter ended September 30, 2002, our board of directors increased the base salaries of our executive officers to $568,000 per annum effective November 1, 2002.

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

         Bad debt expense was $2,287,733 in the quarter ended September 30, 2002 compared to $845,000 in the prior fiscal year, an increase of $1,442,733. The increase is due to an increase in the number of workshops held, an increase in the number of installment contracts carried by us and to our recent collection experience. During the first six months of fiscal year 2002 there were no finance companies willing to purchase our contracts so we carried them ourselves. In January 2002, we were once again able to sell contracts to a finance company, but on terms that were less favorable than we had experienced in the past. The new finance company agreed to purchase contracts only if they had full recourse on any uncollectable contracts. We accepted these terms and as a result have incurred increased bad debts. During the quarter ended September 30, 2002 the contracts carried by us increased by $1,184,503 compared to the quarter ended September 30, 2001. This required an increase in our allowance for doubtful accounts of approximately $410,000 based on the reserve ratio in effect during the quarter ended September 30, 2001. Based on our history over the past 12 months and the possible consequences of the full recourse contract sales it was necessary to increase the allowance for doubtful accounts to provide for possible future losses. This increased bad debt expense during the quarter ended September 30. 2002 was approximately $1 million.

         We do not expect this increase in bad debt expense during the current quarter to continue. In August 2002 we entered into an agreement with a second finance company to purchase contracts with limited recourse and purchases were made by them during September 2002. We have also been able during October 2002 to sell contracts having a principal balance of approximately $405,000 that were carried on our books, thus reducing our exposure to bad debts. This sale resulted in net proceeds to us of $316,998. We anticipate selling additional contracts in the future. Bad debt expense is expected to decrease as a percentage of revenues in future quarters.

         Interest Expense

         Interest expense during the quarter ended September 30, 2002 decreased to $8,988 from $1,593,128 in the quarter ended September 30, 2001. Included in interest expense in the quarter ended September 30, 2001 was a one-time charge of $437,474 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and a charge of $594,217 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the quarter ended September 30, 2001 instead of being amortized over the life of the notes. We have repaid the various debt instruments, which created the balance of the interest expense for the three-month period ended September 30, 2001.

         Income Taxes

         Fiscal year 2002 was the first profitable year for the Company since its inception. We have net operating loss carry forwards sufficient to reduce our pretax profits generated in the quarter ended September 20, 2002 to zero, therefore, we have not paid or accrued any federal income taxes in this quarter or prior fiscal years.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have primarily incurred losses since our inception, fiscal year 2002 being our first profitable year. We have a cumulative net loss of a $68,437,311 through September 30, 2002. We have historically relied upon private placements of its stock and issuance of debt to generate funds to meet our operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. We continue to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, we may not be able to execute our strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Cash

         At September 30, 2002, we had $116,653 cash on hand, a decrease of $403,095 from June 30, 2002.

         Net cash used in operating activities was $151,347 for the quarter ended September 30, 2002. Net cash used in operations was mainly net income of $1,083,150, a provision for bad debts of $2,287,733, and depreciation and amortization of $148,417, but offset by a decrease in accounts payable and accrued liabilities of $229,471 and an increase in accounts receivable of $3,452,066.

         The decrease in accounts payable and other liabilities of $250,256 is primarily the result of payments to vendors and elimination of an accrued liability relative to two former officers in the amount of $110,000. David Bassett-Parkins our former chief financial officer and chief operating officer, and Hahn Ngo, our former executive vice president operations, each delivered notice of intent to terminate their respective employment agreements for "good reason," as that term is defined in his or her employment agreement. Each of them has claimed that, under his or her employment agreement, he or she was entitled to a lump sum severance payment as a result of terminating his or her employment for "good reason." We entered into negotiations with Mr. Bassett-Parkins and Ms. Ngo regarding their claims and other matters and now believe, due to their failure to pursue their claims or further negotiations concerning such claims, that the parties have abandoned their claims, though no agreement was entered into or payments made by us to these parties.

         The increase in accounts receivable occurred because we generated approximately $3.6 million in installment contracts during the quarter ended September 30, 2002 that were not sold to finance companies. Because of additional arrangements we have made with finance companies as described above in our discussion on bad debt expense we expect in the future to be able to sell some of these contracts. Assuming that we will be able to continue to rely on these or similar arrangements, we believe that at least $300,000 in net proceeds to us can result from these sales each quarter if we choose to sell the contracts. Because the contracts are sold on a discounted basis, over the life of the contract we will have a greater cash flow from collecting the monthly payments than from selling them. The decision to sell or retain the contracts is part of our cash management system and is governed by our cash requirements at the time.

         Accounts Receivable

         Accounts receivable, carried as a current asset, net of allowance for doubtful accounts, were $3,914,628 at September 30, 2002 compared to $2,247,129 at June 30, 2002. Accounts receivable, carried as a long-term asset, net of allowance for doubtful accounts, were $1,258,781 at September 30, 2002 compared to $1,673,740 at June 30, 2002. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal year are carried as long-term trade receivables. A relatively constant, and significant portion of our revenues have been made on this installment contract basis. During the quarter ended September 30, 2002 we generated $4,375,758 in installment contracts of which $739,250 were sold upon origination to finance companies with the balance being carried by us. After the contracts carried by the company have been successfully collected for a period of between 3 and 6 months they become eligible for purchase by finance companies. During October 2002, we sold contracts having a principal balance of approximately $405,000 that generated approximately $317,000 in cash for us.

         Accounts Payable

         Accounts payable, including related party transactions and a bank overdraft, at September 30, 2002, totaled $1,206,712 as compared to $1,477,438 at June 30, 2002. As of September 30, 2002 our accounts payable were generally within our vendor's terms.

         Deferred Revenue

         Deferred revenue, to be recognized in future periods, totaled $565,967 at September 30, 2002 as compared to $705,558 at June 30, 2002. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops.

         We changed the product offered through our Internet workshop training business and since October 1, 2000, have delivered a new product called the StoresOnline Software, as discussed above. Under this new model, we now recognize all of the revenue generated at our Internet workshops at the time of the sale and delivery of the SOS product to our customer.

         Stockholders' Equity

         Shareholders' equity increased to $3,569,852 at September 30, 2002, as compared to $2,468,574 at June 30, 2002. This mainly resulted from net income during the current quarter.

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

         Impact of Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that adoption of SFAS No. 143 will have a material impact on its financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. We have not assessed the potential impact of SFAS 145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates

Item 4.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.



                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

         None

Item 2.           Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During the quarter ended September 30, 2002, we issued 5,000 shares of our common stock at a price of $3.00 a share. These shares formed part of our private placement of common stock that closed during November 2001, but we did not receive all necessary documentation relating to the sale until July 2002. We had held the proceeds relating to these shares as a current liability pending receipt of the documentation and issuance of the shares. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information

         None.


Item 6.          Exhibits and Reports on Form 8-K.

        (a)      Exhibits

                 99.1     Certification pursuant to 18 U.S.C. Section 1350

                 99.2     Certification pursuant to 18 U.S.C. Section 1350

        (b)      Reports on Form 8-K.

                  (i) Current Report on Form 8-K filed on July 1, 2002 with respect to amendments to the Registrant's Certificate of Incorporation





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Imergent, Inc.


                                 By: /s/ John J. Poelman
November 8, 2002                        John J. Poelman
                                        Chief Executive Officer




November 8, 2002                  /s/ Frank C. Heyman
                                      Frank C. Heyman
                                      Chief Financial Officer

                                 CERTIFICATIONS

I, John J. Poelman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Imergent, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/      John J. Poelman
         John J. Poelman
         Chief Executive Officer


I, Frank C. Heyman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Imergent, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/      Frank C. Heyman
         Frank C. Heyman
         Chief Financial Officer