Form 10-Q
period 2002-12-31
IMERGENT INC
filed 2003-02-14
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                    Yes X  No
                                       --

         The number of shares outstanding of the registrant's common stock as of February 12, 2003: 11,026,195

         When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at December 31, 2002 (unaudited)
        and at June 30, 2002...................................................3

Unaudited Condensed Consolidated Statements of Operations for the three months and the six months ended December 31, 2002 and 2001.............4

Unaudited Condensed Consolidated Statement of Stockholders' Equity
        for the six months ended December 31, 2002.............................5

Unaudited Condensed Consolidated Statements of Cash Flows for the
        six months ended December 31, 2002 and 2001............................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.......................................................................18

Critical Accounting Policies and Estimates....................................19

Results of Operation..........................................................22

Liquidity and Capital Resources...............................................28

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......30

Item 4.      Controls and Procedures..........................................31

                           Part II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................31

Item 2.      Changes in Securities and Use of Proceeds........................32

Item 3.      Defaults Upon Senior Securities..................................32

Item 4.      Submission of Matters to a Vote of Security Holders..............32

Item 5.      Other Information................................................32

Item 6.      Exhibits and Reports on Form 8-K.................................33


                              IMERGENT, INC. AND SUBSIDIARIES
                                (formerly Netgateway, Inc.)
                      Unaudited Condensed Consolidated Balance Sheets

                                                                                   December 31,
                                                                                       2002
                                                                                    Unaudited      June 30,2002
                                                                                -------------------------------

Assets

Current assets
Cash                                                                                $ 604,753        $ 519,748
Trade receivables, net of allowance for doubtful accounts of $2,924,440
   at December 31, 2002 and $1,918,673 at June 30, 2002.                            3,476,224        2,247,129
Inventories                                                                            43,812           23,416
Prepaid expenses                                                                      706,843          607,857
Credit card reserves, net of allowance for doubtful accounts of $150,686
   at December 31, 2002 and $137,370 at June 30, 2002.                                703,687        1,022,701
                                                                                --------------  ---------------
  Total current assets                                                              5,535,319        4,420,851

Property and equipment, net                                                           207,588          409,460
Goodwill, net                                                                         455,177          455,177
Trade receivables, net of allowance for doubtful accounts of $1,519,013
   at December 31, 2002 and $1,357,938 at June 30, 2002.                            1,687,428        1,673,740
Other assets, net of allowance for doubtful accounts of $4,874
   at December 31, 2002 and $0 at June 30, 2002.                                      208,497          417,384
                                                                                --------------  ---------------
  Total Assets                                                                    $ 8,094,009      $ 7,376,612
                                                                                ==============  ===============

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable                                                                  $ 1,076,208      $ 1,215,400
Accounts payable - related party                                                       45,314          111,702
Bank overdraft                                                                         17,157          150,336
Accrued wages and benefits                                                            459,778          681,472
Past due payroll taxes                                                                      -           26,797
Accrued liabilities                                                                   408,740          548,016
Current portion of capital lease obligations                                           38,010           80,938
Current portion of notes payable                                                       17,541          160,671
Other current liabilities                                                             444,364          450,523
Other current liabilities - related party                                              50,000                -
Deferred revenue                                                                      400,067          705,558
                                                                                --------------  ---------------
  Total current liabilities                                                         2,957,179        4,131,413

Capital lease obligations, net of current portion                                      12,921           27,906
Notes payable, net of current portion                                                 430,088          393,560
                                                                                --------------  ---------------
  Total liabilities                                                                 3,400,188        4,552,879
                                                                                --------------  ---------------

Commitments and contingencies                                                               -                -

Minority interest                                                                     355,159          355,159
                                                                                --------------  ---------------

Stockholders' Equity
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 100,000,000 shares; issued and outstanding
    11,026,195 and 10,995,774 shares, at December 31, 2002 and
     June 30, 2002, respectively                                                       11,027           10,996
  Additional paid-in capital                                                       72,058,239       72,017,928
  Deferred compensation                                                               (28,732)         (34,987)
  Accumulated other comprehensive loss                                                 (4,902)          (4,902)
  Accumulated deficit                                                             (67,696,970)     (69,520,461)
                                                                                --------------  ---------------
    Total stockholders' equity                                                      4,338,662        2,468,574
                                                                                --------------  ---------------

Total Liabilities and Stockholders' Equity                                        $ 8,094,009      $ 7,376,612
                                                                                ==============  ===============

            See Notes to Condensed Consolidated Financial Statements


                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
       Unaudited Condensed Consolidated Statements of Operations for the
        Three Months and the Six Months Ended December 31, 2002 and 2001

                                                           Three Months Ended                 Six Months Ended
                                                 --------------------------------   --------------------------------
                                                  December 31,     December 31,      December 31,     December 31,
                                                      2002             2001              2002             2001
                                                 ---------------   --------------   ---------------  ---------------


Revenue                                            $ 10,588,680      $ 7,455,746      $ 21,872,529     $ 19,089,789

Cost of revenue                                       2,138,021        1,198,595         4,175,874        2,080,693
Cost of revenue - related party                         164,937           97,972           585,517          805,442
                                                 ---------------   --------------   ---------------  ---------------
  Total cost of revenue                               2,302,958        1,296,567         4,761,391        2,886,135

                                                 ---------------   --------------   ---------------  ---------------
  Gross profit                                        8,285,723        6,159,179        17,111,138       16,203,654

Operating Expenses
Product development                                           -           14,550                 -           67,950
Selling and marketing                                 3,601,993        2,764,178         7,983,605        6,375,976
Selling and marketing - related party                    55,608                -           195,343                -
General and administrative                            1,033,681        2,076,262         1,968,099        3,632,248
Depreciation and amortization                           103,886          149,783           252,303          301,411
Bad debt expense                                      2,916,827        1,160,131         5,204,560        2,005,131
                                                 ---------------   --------------   ---------------  ---------------
  Total operating expenses                            7,711,995        6,164,904        15,603,910       12,382,716

Income (loss) from operations                           573,728           (5,725)        1,507,228        3,820,938

Other income (expense)                                   (1,006)             748               699           49,281
Interest income                                         174,284          116,146           331,216          169,385
Interest expense                                         (6,664)        (296,857)          (15,652)      (1,889,984)
                                                 ---------------   --------------   ---------------  ---------------
  Total other income (expense)                          166,614         (179,963)          316,263       (1,671,318)

                                                 ---------------   --------------   ---------------  ---------------
Net income (loss)                                     $ 740,342       $ (185,688)      $ 1,823,491      $ 2,149,620
                                                 ===============   ==============   ===============  ===============

Basic earnings (loss) per share:                         $ 0.07          $ (0.04)           $ 0.17           $ 0.57

Diluted earnings (loss) per share:                       $ 0.07          $ (0.04)           $ 0.16           $ 0.56

Weighted average shares outstanding:
    Basic                                            11,007,226        4,388,230        11,001,417        3,766,760
    Diluted                                          11,208,171        4,388,230        11,119,593        3,831,262



            See Notes to Condensed Consolidated Financial Statements


                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
       Unaudited Condensed Consolidated Statement of Stockholders' Equity
       For the Six Months Ended December 31, 2002

                                                                                                  Accumulated
                                                            Additional                               Other         Total
                                          Common Stock       Paid-in     Deferred    Accumulated  Comprehensive Stockholders'
                                        Shares      Amount   Capital    Compensation   Deficit       loss          Equity
                                       ------------------- -----------  -----------  -----------  ------------  ------------
-------------------------------------- ---------  -------- ------------ -----------------------------------------------------

Balance July 1, 2002                  10,995,774  $ 10,996 $ 72,017,928 $ (34,987)  $ (69,520,461) $ (4,902)    $ 2,468,574
                                       =========  ======== ============ =====================================================

Amortization of deferred compensation          -         -            -     6,255               -         _           6,255
Private placement of common stock          5,000         5       14,995         _               -         _          15,000
Reconciliaton of common stock
  following reverse stock split           (1,254)       (1)           1         -               -         -               -
Common stock issued pursuant to
  finder's agreement                      26,675        27       25,315         -               -         -          25,342
Comprehensive income
  Net income                                   -         -            -         -       1,823,491         -       1,823,491
  Foreign currency translation adjustment      -         -            -         -               -         -               -
                                                                                                                -------------
     Comprehensive income                                                                                         1,823,491

-------------------------------------- ---------  -------- ------------ -----------------------------------------------------
Balance December 31, 2002             11,026,195  $ 11,027 $ 72,058,239  $(28,732)  $ (67,696,970) $ (4,902)    $ 4,338,662
                                       =========  ======== ============ =====================================================

            See Notes to Condensed Consolidated Financial Statements


                         IMERGENT, INC AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
           Unaudited Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2002 and 2001


                                                             2002          2001
                                                         ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                         $ 1,823,491    $ 2,149,620
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               252,303        301,411
  Amortization of deferred compensation                         6,255          9,851
  Provision for bad debts                                   5,204,560      2,005,131
  Common stock issued for services                             25,342        199,657
  Amortization of debt issue costs                                  -        707,385
  Amortization of beneficial conversion feature and debt discount   -      1,752,056
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables            (6,137,577)    (3,730,993)
     Inventories                                              (20,396)        16,614
     Prepaid expenses and other current assets                (98,986)       (39,849)
     Credit card reserves                                       9,248        406,925
     Other assets                                             208,887       (223,658)
     Deferred revenue                                        (305,491)    (4,761,973)
     Accounts payable, accrued expenses and other
       liabilities related party                              (54,338)        65,574
     Accounts payable, accrued expenses and other
       liabilities                                           (462,167)      (111,878)
                                                         ----------------------------
  Net cash provided by (used in) operating activities         451,131     (1,254,127)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                    (50,891)           660
                                                         ----------------------------
     Net cash provided by (used in) investing activities      (50,891)           660
                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock clearing liability                  -        255,096
     Proceeds from issuance of common stock                         -      1,782,219
     Proceeds from exercise of options and warrants                 -          1,727
     Change in bank overdraft borrowings                     (133,179)      (599,035)
     Proceeds from short term note                                  -         45,000
     Repayment of convertible debenture                             -       (100,000)
     Repayment of note payable - bank                               -        (97,779)
     Repayment of capital lease obligations                   (57,913)       (37,803)
     Repayment of notes                                      (124,143)      (125,000)
                                                         ----------------------------
       Net cash provided by (used in) financing activities   (315,235)     1,124,425
                                                         ----------------------------

NET INCREASE (DECREASE) IN CASH                                85,005       (129,042)

CASH AT THE BEGINNING OF THE PERIOD                           519,748        149,165

                                                         ----------------------------
CASH AT THE END OF THE PERIOD                               $ 604,753       $ 20,123
                                                         ============================

Supplemental disclosures of non-cash transactions:
   Conversion of debenture to common stock                        $ -    $ 2,115,885
   Notes payable settled on private placement of common stock       -        465,000
   Common stock issued for settlement agreements                    -         86,000
   Conversion of convertible notes to common stock                  -      2,147,295
   Common stock issued for outstanding liabilities             15,000        449,232
  Accrued interest added to note payable balance               17,541              -

Supplemental disclosure of cash flow information:
Cash paid for Interest                                              -          1,732


            See Notes to Condensed Consolidated Financial Statements

                         IMERGENT, INC. AND SUBSIDIARIES
                           (formerly Netgateway, Inc.)
         Notes to Unaudited Condensed Consolidated Financial Statements


         (1)               Description of Business

         Imergent, Inc. (formerly known as "Netgateway, Inc.", referred to hereinafter as Imergent or the "Company"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to over 100,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

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

         (b)      Reverse Stock Split

         On June 28, 2002 the stockholders of the Company approved a one-for-ten reverse split of the Company's outstanding common stock, which became effective July 2, 2002. All data for common stock , options and warrants have been adjusted to reflect the one-for-ten reverse split for all periods presented. In addition, all common stock prices and per share data for all periods presented have been adjusted to reflect the one-for-ten reverse stock split.

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

            Computer and office equipment ................3 to 5 years
            Furniture and fixtures........................4 years
            Computer software.............................3 years
            Leasehold improvements........................term of lease

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income (loss) for the period.

         (e)      Goodwill

         As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm, LECG, LLC., to test the Company's goodwill for impairment. Based on their analysis management has concluded that the fair market value of the Company's assets exceeded the carrying value at December 31, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill is necessary as of December 31, 2002.

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

         (i)      Income Taxes

         Income taxes are accounted for under the liability method. The liability method recognizes deferred income taxes for the tax consequences of "temporary differences" by applying currently enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

         Deferred tax assets are to be recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Our deferred tax assets consist primarily of net operating losses carried forward. We have provided a valuation allowance against all of our net deferred tax assets at December 31, 2002 and June 30, 2002. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences in generally accepted accounting principals ("GAAP") and accounting for tax purposes caused us to have a tax loss for the fiscal year ended June 30, 2002. We have net operating loss carry forwards sufficient to reduce our taxable income generated in the period ended December 31, 2002 to zero, therefore, we have not paid or accrued any federal income taxes in this fiscal year or prior fiscal years.

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

         Beginning October 1, 2000, the Company discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases the SOS license he or she receives a CD-ROM containing a link to be used on their computer and a password and instructions that allow access to the Company's website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with the Company for an additional setup and hosting fee (currently $150). This fee is required for publishing and 12 months of hosting. This fee is deferred at the time of sale and recognized over the subsequent 12 months. A separate file is available and can be used if the customer decides to create and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give the Company permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on the Company's books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. This procedure was in effect for the last three quarters of fiscal year 2001, all of fiscal year 2002, and continues for the current fiscal year 2003.

         Extended payment term arrangements for software sales that are longer than twelve months are governed by the AICPA Statement of Position 97-2, Software Revenue Recognition. This Statement of Position permits the recognition of revenue at the time of sale, rather than as the monthly payments become due, if the vendor's fee is fixed or determinable and collectibility is probable. Paragraph 28 states, "...Further, if payment of a significant portion of the software licensing fee is not due until after expiration of the license or more than twelve months after delivery, the licensing fee should be presumed not to be fixed or determinable. However, this presumption may be overcome by evidence that the vendor has a standard business practice of using long-term or installment contacts and a history of successfully collecting under the original payment terms without making concessions." The Company has been offering these 24-month installment contracts for more than five years and collecting them without making concessions, as defined in the AICPA Technical Practice Aids 5100.56. Therefore it is appropriate that the Company recognize the revenue at the time of delivery of the product

         SOP 97-2 states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product license. The customer signs a Company order form and a receipt acknowledging a sale and receipt and acceptance of the product. As noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS with Extended Payment Term Arrangements (EPTAs). The EPTAs generally have a twenty-four month term. The Company has a standard of using long-term or installment contracts and has a five-year history of successfully collecting under the original payment terms without making concessions. Over the past four years the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite the Company's efforts, approximately 30 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts, which allowance is established at the time of sale based on the Company's four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         Revenue related to the sale of certificates for web site hosting and banner licenses is recognized over the period representing the life of the certificate and the length of the prepaid service. Revenue related to banner advertising services is recognized over the period such advertising is usable and revenue related to the delivery of mentoring services is recognized over the estimated service period. Revenue recorded relating to the sale of merchant account software license is reflected net of the cost of the product paid since the Company does not take title to the product prior to its sale.

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

         (l)      Business Segments and Related Information

         The Company has historically operated under two principal business segments (Internet services and multimedia products). The primary business segment (Internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) was engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001 . As a result, the Company currently operates in one business segment.

         (m)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity (capital deficit) and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the six months ended December 31, 2002 and 2001.

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

         (o)      Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Company has estimated that allowances for bad debt for Trade Receivables should be $4,443,453 and $3,276,611 as of December 31, 2002 and June 30, 2002, respectively. In addition, the Company has recorded an allowance for doubtful accounts of $150,686 at December 31, 2002 and $137,370 at June 30, 2002 for estimated credit card chargebacks relating to the most recent 180 days of credit card sales.

         (p)      Reclassifications

         Certain non material amounts reported in 2001 have been reclassified to conform to the 2002 presentation.

         (q)      Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (r)      Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while others are effective for fiscal years beginning after May 15, 2002. The Company has not assessed the potential impact of SFAS 145 on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

         (3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has primarily incurred losses since its inception, and has a cumulative net loss of $67,696,970 through December 31, 2002. At December 31, 2002 the Company had working capital of $2,578,140 and an equity balance of $4,338,662. For the six months ended December 31, 2002 the Company recorded positive cash flows from operations of $451,131 as compared to negative cash flows of $1,254,127 for the six months ended December 31, 2001. The Company has historically relied upon private placements of its stock, issuance of debt and sale of accounts receivable to generate funds to meet its operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. The Company continues to work to improve the strength of its balance sheet and has restructured its ongoing operations in an effort to improve profitability and operating cash flow. If adequate funds are not generated, the Company may not be able to execute its strategic plan and may be required to obtain funds through arrangements that require it to relinquish rights to all or part of the intellectual property of its Stores Online software or control of its business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (4)      Selling of Accounts Receivable With Recourse

         The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the six months ended December 31, 2002 and December 31, 2001, the Company sold contracts totaling $1,738,824 and $1,969,256, respectively. The Company maintains approximately a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company works with various finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

         (5)      Notes Payable

         A note payable of $97,779 to a financial institution, bearing interest at the prime rate plus 3% per annum (10% at June 30, 2001) was due on November 1, 2001. The note was secured by certain equipment of the Company and was guaranteed by the Company's current Chief Executive Officer. The note was paid in full on September 24, 2001. Notes payable at December 31, 2002 consist of $447,629 of principal and interest payable to King William (see Note 6). Maturities of notes payable are as follows:



Year ending June 30,
    2003                                $      17,541
    2004                                            -
    2005                                            -
    2006                                            -
    2007                                      430,088
    Thereafter                                      -
                                         ------------

                                        $     447,629
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

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 23,100 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 9,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 1,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $16.25 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 80%, risk-free interest rate of 6.5% and expected life of 5 years. The $371,000 was accounted for as additional paid in capital and debt discount and was amortized over the life of the debt. The unamortized balance at December 31, 2002 and June 30, 2002 was $0 and $0, respectively.

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

         Under the terms of the Restructuring and Amendment Agreement the second tranche of the debenture was not be available to the Company. The Company agreed to repay the full amount of the Debenture plus a 15% premium ($375,000) with respect to the original principal amount in ten payments. As of the date of the Restructuring and Amendment Agreement the principal amount including accrued and unpaid interest was $2,972,781. Additionally, the Company has allowed King William to retain the right to convert any or all portions of the outstanding debt to equity, but only after the stock has traded at or above $30.00 for twenty consecutive trading days, or if the Company does not make a required payment of principal. Warrants already earned by King William were re-priced at $2.50 per share and King William was issued a warrant for an additional 26,900 shares of common stock at $2.50 per share. The incremental fair value of the re-pricing of the warrants and the issuance of the new warrants, valued using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 170%, risk-free interest rate of 5% and expected life of 5 years, was $9,008 and $129,927, respectively. These costs were classified on the balance sheet as debt financing costs and were being amortized over the life of the debt. The initial payment of $250,000, as called for by the Restructuring and Amendment Agreement, was made during the first week of February 2001. A second payment to be paid on February 28, 2001 was not made.

         In May 2001 King William elected to convert $200,000 of the principal and accrued and unpaid interest of the debenture (Conversion Amount) into 80,000 shares of Common Stock of the Company, at a conversion price of $2.50 per share. The Conversion Amount was credited toward the payment of $250,000 due on February 28, 2001, with the balance plus interest accrued to be paid on March 10, 2002. In addition, in May 2001, the Company entered into a Waiver Agreement with King William, LLC to amend certain of the terms of the Restructuring
Agreement and to waive certain existing defaults under the Restructuring Agreement. The Waiver Agreement amended the Restructuring Agreement payment schedule to postpone the remaining April 2001 payment of $247,278 to February 2002 and the May 2001 payment of $247,278 to March 2002. As of the date of the Waiver Agreement King William had withdrawn and waived all defaults and violations.

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

         The beneficial conversion feature and debt discounts of $1,347,480 and $512,540, respectively, were netted against the $2,076,500 balance of the Notes on the Balance Sheet were being amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000. The unamortized balance of the beneficial conversion feature and debt discount at December 31, 2002 and June 30, 2002 was $0 and $269,634, respectively.

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

         (8)      Stockholders' Equity

         Six months ended December 31, 2001

         During the six month period ended December 31, 2001, the Company issued 691 shares of common stock upon the exercise of employee stock options.

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

         During the six months ended December 31, 2001 the Company issued 967,892 shares of common stock pursuant to a private placement agreement and recorded $258,257 of placement agent and finders' fees, relating to the private placement offering, against Additional Paid in Capital.

         On November 13, 2001, the Company issued 233,333 shares of the common stock of the Company, and recorded an amount of $150,000 in its accounts payable, pursuant to the October 10, 2001 agreement with SBI E-2 Capital (USA) Ltd., for services as a financial advisor to the Company in connection with the acquisition of the Company by Category 5 Technologies. At the time the shares were issued the managing director of SBI E-2 Capital was a member of the Company's Board of Directors. That director subsequently resigned his position on the Board of Directors. The business combination transaction between the Company and Category Five Technologies, Inc. was never consummated. On account of the termination of this proposed transaction, SBI E-2 Capital (USA) Ltd. was not able to complete the provision of the financial advisory services to the Company. On February 1, 2002 an agreement was entered into between the Company and SBI E-2 Capital (USA) Ltd. to rescind and nullify the issuance of the common stock pursuant to the October 10 agreement and the related designation by SBI E-2 Capital (USA) Ltd. of certain persons to whom certain of the shares should be issued. Pursuant to the Rescission Agreement, the certificates representing all 233,333 shares of the common stock were returned to the Company, together with all documentation to transfer legal title in the common stock back to the Company. In addition, SBI E-2 and the designees disclaimed any interest whatsoever in the common stock. Upon receipt of the certificates representing the common stock, the Company directed its transfer agent to cancel the common stock from its books and records. As a result of the Rescission Agreement, the Company did not record the issuance of the common stock shares during the three months ended December 31, 2001 and did not reflect the shares outstanding as of December 31, 2001.

         Six months ended December 31, 2002

         In July 2002, the Company issued 5,000 shares of common stock at a price of $3.00 a share relating to the private placement of common stock which closed during November 2001 for which all necessary paperwork had not previously been received. The Company had held these funds as a current liability pending the receipt of all proper paperwork.

         On December 6, 2002, the Company issued 26,675 shares of common stock at a price of $1.75 per share, in settlement of a finders fee earned in connection with our private placement of common stock that closed in May 2002 .


         (9)      Related Entity Transactions

         Effective October 1, 2002 John J. Poelman, Chief Executive Officer and a director and stockholder of the Company, sold his interest in Electronic Commerce International, Inc. ("ECI") to an unrelated third party. The Company utilizes the services of ECI, a Utah corporation, to provide a credit card merchant account solution to our customers and, formerly, to provide a leasing opportunity to customers who purchased our products at the Internet training workshops. The Company buys a product from ECI that provides on-line, real-time processing of credit card transactions and resells it to its customers. John J. Poelman, was the sole owner of ECI during the three months ended September 30, 2002 and the six months ended December 31, 2001. Total revenue generated by the Company from the sale of ECI merchant account solutions, while owned by Mr. Poelman, was $1,453,612 and $1,812,641 for the six months ended December 31, 2002 and 2001, respectively. The cost to the Company for these products and services totaled $223,716 for the quarter ended September 30, 2002 and $563,493 for the six months ended December 31, 2001. During the six months ended December 31, 2002 and 2001 the Company processed leasing transactions for its customers through ECI, while owned by Mr. Poelman, in the amounts of $0 and $1,090,520, respectively. In addition, the Company had $0 and $26,702 as of December 31, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software while owned by Mr. Poelman.

         The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John
J. Poelman. The Company's revenues generated from the above products and services were $3,373,656 and $2,120,166 for the six months ended December 31, 2002 and 2001, respectively. The Company paid EMS $432,367 and $241,949 to fulfill these services during the six months ended December 31, 2002 and 2001, respectively. In addition, the Company had $29,930 and $53,023 as of December 31, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company sends customers who make purchases at the Company's Preview and Workshop training sessions complimentary gift packages. The Company utilizes Simply Splendid, LLC ("Simply Splendid") to provide these gift packages to the Company's customers. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. The Company paid Simply Splendid $124,776 and $0 to fulfill these services during the six months ended December 31, 2002 and 2001, respectively. In addition, the Company had $15,384 and $0 as of December 31, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for services.

         (10)     Earnings (loss) Per Share

         Unexercised stock options to purchase 657,190 shares of the Company's common stock and unexercised warrants to purchase 502,212 shares of the Company's common stock were outstanding as of December 31, 2002, of which no stock options and 269,643 warrants were included in the diluted per share computation. Unexercised stock options to purchase 329,665 shares of the Company's common stock and unexercised warrants to purchase 229,055 shares of the Company's common stock were not included in the computation of diluted loss per share for the quarter ending December 31,2001 because their impact would have been antidilutive, while for the six month period ending December 31, 2001 unexercised options and warrants totaling 320,948 and 125,692, respectively, were included in the per share calculations.

         The following data was used in computing earnings per share:



                                                       Three Months Ended                Six Months Ended
                                                  ------------------------------   -----------------------------
                                                  December 31,    December 31,     December 31,    December 31,
                                                      2002            2001             2002            2001
                                                  --------------  --------------   --------------  -------------


Net income (loss) available to common shareholders    $ 740,341      $ (185,688)      $1,823,491     $2,149,620

Basic EPS
----------------------------------------------------------------------------------------------------------------
    Common shares outstanding entire period          10,999,520       4,200,927       10,995,774      2,446,019
    Weighted average common shares:

       Issued during period                               7,706         187,303            5,643      1,320,741

       Canceled during period                                 -               -                -              -
                                                  --------------  --------------   --------------  -------------

    Weighted average common shares outstanding
    during period                                    11,007,226       4,388,230       11,001,417      3,766,760
                                                  --------------  --------------   --------------  -------------

    Earnings (loss) per common share - basic             $ 0.07         $ (0.04)          $ 0.17         $ 0.57
                                                  ==============  ==============   ==============  =============

Diluted
----------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding
    during period - basic                            11,007,226       4,388,230       11,001,417      3,766,760

    Dilutive effect of stock stock equivalents          200,945               -          118,176         64,502
                                                  --------------  --------------   --------------  -------------

    Weighted average common shares outstanding
    during period - diluted                          11,208,171       4,388,230       11,119,593      3,831,262
                                                  --------------  --------------   --------------  -------------

    Earnings (loss) per common share - diluted           $ 0.07         $ (0.04)          $ 0.16         $ 0.56
                                                  ==============  ==============   ==============  =============


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

         Review by the Securities and Exchange Commission

         On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent us their letter of comment pointing out areas of concern and requesting that we answer their questions and provide additional information. Since receipt of this letter, we have exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues. On October 31, 2002 we responded to other comments from the staff in their letter dated August 5, 2002. On November 6, 2002 in a telephone conversation with the SEC staff we resolved the remaining issues without any change in our accounting policies or previously reported financial statements.

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

         A summary of our significant accounting policies is set out in Note 2 to our Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 30, 2002. We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of these unaudited condensed consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

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

         Beginning October 1, 2000, we discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS license at one of our Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with us or any other provider of such services. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. We accept cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure was in effect for the last three quarters of fiscal year 2001, all of fiscal year 2002 and is still in effect for the six-month period ended December 31, 2002.

         The American Institute of Certified Public Accountants statement of position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of our order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. We offer customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. We have a standard of using long-term or installment contracts and have a four-year history of successfully collecting under the original payment terms without making concessions. Over the past four years, we have collected or are collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. We make every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 30 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long-term trade accounts receivable balances on our condensed consolidated balance sheets, totaled approximately $4.4 million as of December 31, 2002 compared to approximately $3.3 million as of June 30, 2002. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance. We have provided a valuation allowance against all of our net deferred tax assets at December 31, 2002 and June 30, 2002. To the extent we establish a valuation allowance against our deferred tax assets or change this valuation allowance in a period, we reflect the impact in the tax provision for (benefit from) income taxes in the condensed consolidated statements of operations.

         Our net operating loss carry forward ("NOL"), representing the losses reported for tax purposes from the inception of the Company through June 30, 2002 may be subject to a limitation as defined in Section 382 of the Internal Revenue Code. Operating losses from prior years are normally available to offset taxable income in subsequent years. However, Section 382 places a limitation on the amount that can be used in any one year if a "change in control" has occurred. Since its formation, the Company has issued a significant number of shares and purchasers of those shares have sold some of them, with the result that there is a significant probability that a change of control as defined by
Section 382 has occurred. We have estimated that the available NOL is sufficient to off set our taxable income for the six-month period ended December 31, 2002. We have undertaken a study to determine the exact effect of the Section 382 limitation.

Related Party Transactions

         During the six-month period ended December 31, 2002 we derived approximately $3.5 million, or 16% of our total revenues, from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website and/or through their "bricks and mortar" business. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from Electronic Commerce International, Inc. ("ECI"), the sole shareholder of which was John J. Poelman, our chief executive officer and one of our directors and stockholders, who, effective October 1, 2002, sold his interest in ECI to an unrelated third party. Were we to lose our access to this product or if its cost increases our business would be severely and negatively impacted and were we not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

         Total revenue generated by us from the sale of ECI merchant account solutions was $1,453,612 for the quarter ended September 30, 2002 and $1,812,641 for the six-month period ended December 31, 2001, the periods reported upon during which ECI was a related party. The cost to us for these products and services totaled $223,716 for the quarter ended September 30, 2002 and $563,493 for the six-month period ended December 31, 2001, the periods during which ECI was a related party. We had $26,702 recorded in accounts payable as of June 30, 2002, relating to the amounts owed to ECI for the purchase of its merchant account product. At December 31, 2002 no amounts were payable to ECI for purchases made by us from ECI while ECI was a related party.

         We offer our customers at our Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. We utilize Electronic Marketing Services, LLC. ("EMS") to fulfill these services to our customers. In addition, EMS provides telemarketing services, selling some of our products and services to those who do not purchase at our workshops and to other leads. Ryan Poelman, who owns EMS, is the son of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. Our revenues realized from the above products and services were $1,943,832 and $1,099,815 for the quarters ended December 31, 2002 and 2001, respectively and $3,373,656 and $2,120,166 for the six-month periods ended December 31, 2002 and 2001, respectively. We paid EMS $145,307 $134,090 to fulfill these services during the quarters ended December 31 , 2002 and 2001, respectively and $432,367 and $241,949 for the six-month periods ended December 31, 2002 and 2001, respectively.

          We send customers who make purchases at our Preview and Workshop training sessions complimentary gift packages. We utilize Simply Splendid, LLC ("Simply Splendid") to provide these gift packages. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. We paid Simply Splendid $124,776 and $0 to fulfill these services during the six months ended December 31, 2002 and 2001, respectively. In addition, we had $15,384 and $0 as of December 31, 2002 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for services.

         In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

Results of Operations

         Six-month period ended December 31, 2002 compared to the six-month period ended December 31, 2001

         Revenue

         Revenues for the six-month period ended December 31, 2002, the first half of our fiscal year 2003, increased to $21,872,529 from $19,089,789 in the six-month period ended December 31, 2001, an increase of 15%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described above. Other revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2002. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues from the six-month period ended December 31, 2002 compared to the six-month period ended December 31, 2001 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal year to date. The number increased to 146, including 11 that were held outside the United States of America, for the current fiscal year from 137 in the six-month period ended December 31, 2001, 9 of which were held outside the United States. Also, the average number of persons attending each workshop increased which further increased revenues during the current period. Approximately 35% of primary workshop attendees (not including their guests) made purchases at our workshops. This percentage remained approximately the same as has been our experience historically. We will seek to continue to hold workshops with a larger number of attendees in future quarters. We will seek to increase the number of these larger workshops during the balance of fiscal year 2003.

         Revenue during the six-month period ended December 31, 2002 compared to the same six-month period in the prior year was higher in spite of the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is required to be deferred from the current period. During the six-month period ended December 31, 2002, we recognized only $305,491 in net revenue from sales made in prior periods compared to $4,761,973 recognized from sales made in prior periods during the six-month period ended December 31, 2001.

         This benefit experienced during the six-month period ended December 31, 2001 resulted from a change in the business model and product offering at the workshops as noted above. This benefit has now been fully realized and we do not expect it to reoccur. We anticipate that in future quarters the amount of revenue recognized from earlier periods will be approximately equal to that deferred into future periods.

         Effective January 1, 2002, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that principles taught by us work equally well for stand alone websites, as they do with sites hosted on the mall. Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the six-month ended December 31, 2002 increased to $17,111,138 from $16,203,654 for the same six-month period in the prior year. The increase in gross profit primarily reflects the increased revenue recognized during the period.

         Gross  profit as a percent of revenue for the  six-month  period  ended
December 31, 2002 was 78% compared to 85% for the six -month period ended December 31, 2001. The reduction in the gross margin percentage was primarily attributable to the $4,761,973 in deferred revenue that was recognized during the six-month period ended December 31, 2001 that had no costs associated with it because those costs were recognized at the time the products were delivered in the relevant prior periods. We anticipate that gross profit as a percentage of revenue will remain in the range of from 73% to 78% in future quarters.

         Cost of revenues includes related party transactions of $585,517 in the six-month period ended December 31, 2002 and $805,442 in the comparable period of the prior fiscal year. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

         Product Development

         Product development expenses consist primarily of payroll and related expenses. We had no product development expenses for the six-month period ended December 31, 2002. Product development expenses in the six-month period ended December 31, 2001 were $67,950. They consisted of work on the StoresOnline, version 4 product which is used in the StoresOnline Software sold at our Internet training workshops.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the six-month period ended December 31, 2002 increased to $8,178,948 from $6,375,976 in the six-month period ended December 31, 2001. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year including having a greater number of attendees on average at each workshop and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the six-month period ended December 31, 2002 were approximately $3.4 million compared to $2.2 million in the six-month period ended September 30, 2001. Selling and marketing expenses as a percentage of sales were 37% of revenues for the current fiscal year to date and with the deferred revenue mentioned above, selling and marketing expenses were 33% for the six-month period ended December 31, 2001.

           Selling and marketing expense includes related party transactions of $195,343 and $0 in the six-month periods ended December 31, 2002 and 2001, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for six-month period ended December 31, 2002 decreased to $1,968,099 from $3,632,248 in the comparable period of the previous fiscal year. This decrease is partially attributable to the fact that in the period ended December 31, 2001 we incurred $555,201 in debt issuance costs associated with our convertible debenture owned by King William, LLC. Since King William converted the debenture into common stock, the debt issuance costs were written off rather than being amortized over the life of the debenture. Other items contributing to the reduction were a decrease in payroll and related expenses that resulted from reducing the size of our workforce, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal and other professional expenses. Further cost reductions at current revenue levels are unlikely. We anticipate that general and administrative expenses will increase in future years as our business grows.

         On October 22, 2002, our board of directors authorized adjustments in the salaries of our executive officers. As of January 1, 2001, the combined base salaries of our five executive officers was $603,475 per annum. Beginning March 1, 2001 these officers voluntarily reduced their base salaries to $482,780 per annum, a 20% reduction, to lower expenses and reduce negative cash flow from operations. Due to improved balance sheet ratios and profitability for the fiscal year ended June 30, 2002 and the quarter ended September 30, 2002, our board of directors authorized an increased in the base salaries of our executive officers to $568,000 per annum effective November 1, 2002.

         Bad Debt Expense

         Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. These installment contracts are sold to various finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with theses sales .

         Bad debt expense was $5,204,560 in the six-month period ended December 31, 2002 compared to $2,005,131 in the prior fiscal year. The increase is due to an increase in the number of workshops held, an increase in the number of installment contracts carried by us and to our recent collection experience. During the first six months of fiscal year 2002 there were no finance companies willing to purchase our contracts so we carried them ourselves. In January 2002, we were once again able to sell contracts to a finance company, but on terms that were less favorable than we had experienced in the past. The new finance company agreed to purchase contracts only if they had full recourse on any uncollectable contracts. We accepted these terms and as a result have incurred increased bad debts. During the six-month period ended December 31, 2002 the contracts carried by us increased by approximately $3.8 million. This required an increase in our allowance for doubtful accounts of approximately $1.8 million. Based on our history over the past 12 months and the possible consequences of the full recourse contract sales it was necessary to increase the allowance for doubtful accounts to provide for possible future losses.

              We do not expect this increase in bad debt expense to continue during the remainder of the current fiscal year. In August 2002 we entered into an agreement with a second finance company to purchase contracts with limited recourse and purchases were made by them during September 2002. We were also able to sell contracts during October 2002 having a principal balance of approximately $405,000 that were carried on our books, thus reducing our exposure to bad debts. This sale resulted in net proceeds to us of $316,998. We anticipate selling additional contracts in the future. Bad debt expense is expected to decrease as a percentage of revenues in future quarters.

         Interest Income

         Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the six-month period ended December 31, 2002 was $331,216 compared to $169,385 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we are able to carry more of these contracts this would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses.

         Interest Expense

         Interest expense during the six-month period ended December 31, 2002 decreased to $15,652 from $1,889,984 in the six-month period ended December 31, 2001. Included in interest expense in the six-month period ended December 31, 2001 was a one-time charge of $437,474 relating to the conversion of an 8% convertible debenture belonging to King William, LLC into common stock and a charge of $708,542 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the six-month period ended December 31, 2001 instead of being amortized over the life of the notes. We have repaid the various debt instruments, which created the balance of the interest expense for the six-month period ended December 31, 2001.

         Income Taxes

         Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences in generally accepted accounting principals ("GAAP") and accounting for tax purposes caused us to have a tax loss for the fiscal year ended June 30, 2002. We have a net operating loss carry forward ("NOL") sufficient to reduce our pretax profits generated in the six-month period ended December 31, 2002 to zero, therefore, we have not paid or accrued any federal income taxes in this six-month period or in prior fiscal years.

         Our NOL, representing the losses reported for tax purposes from the inception of the Company through June 30, 2002 may be subject to a limitation as defined in Section 382 of the Internal Revenue Code. Operating losses from prior years are normally available to offset taxable income in subsequent years. However, Section 382 places a limitation on the amount that can be used in any one year if a "change in control" has occurred. Since its formation, the Company has issued a significant number of shares and purchasers of those shares have sold some of them with the result that there is a significant probability that a change of control as defined by Section 382 has occurred. We have estimated that the available NOL is sufficient to off set any taxable income for the six-month period ended December 31, 2002.

         Three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001

         Revenue

         Revenues for the three-month period ended December 31, 2002, our second fiscal quarter of fiscal year 2003, increased to $10,588,680 from $7,455,746 in the three month period ended December 31, 2001, an increase of 42%. Revenues for the quarter were from the same business model described above in the discussion of the six-month period ended December 31, 2002.

         The increase in revenues for the quarter ended December 31, 2002 compared to the three-month period ended December 31, 2001 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current quarter. The number increased to 68, all of which were held within the United States of America compared to 64 (including 10 that were held outside the United States) for the quarter ended December 31, 2001. The international workshops generated less revenue per workshop than those held within the United States. Also the average number of persons attending each workshop during the period ended December 31, 2002 increased which further increased revenues during the current period.

         Revenue during the quarter ended December 31, 2002 compared to the prior year's period was higher in spite of the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is deferred from the current period. During the quarter ended December 31, 2002, we recognized only $165,900 in net revenue from sales made in prior periods compared to $1,008,966 recognized from sales made in prior periods during the three-month period ended December 31, 2001.

                  This benefit experienced during fiscal 2001 resulted from a change in the business model and product offering at the workshops as noted above.

         Gross Profit

         Gross profit for the fiscal quarter ended December 31, 2002 increased to $8,285,722 from $6,159,179 in the comparable period of the prior year. The increase in gross profit primarily reflects the increased revenue. The cost of revenue in the fiscal quarter ended December 31, 2001 included the costs associated with international workshops which are greater than those for domestic workshops.

         Gross profit as a percent of revenue for the quarter ended December 31, 2002 was 78% compared to 83% for the quarter ended December 31, 2001. However, the $1,008,966 in deferred revenue that was recognized during the quarter ended December 31, 2001 from prior periods had no costs associated with it since those costs were recognized at the time the products were delivered.

         Cost of revenues includes related party transactions of $164,937 in the quarter ended December 31, 2002 and $97,972 in the comparable period of the prior fiscal year. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

         Product Development

         We had no product development expenses for the quarter ended December 31, 2002. Product development expenses in the quarter ended December 31, 2001 were $14,550. They consisted of work on the StoresOnline, version 4 product which is used in the StoresOnline Software sold at our Internet training workshops.

         Selling and Marketing

         Selling and marketing expenses for the quarter ended December 31, 2002 increased to $3,657,601 from $2,764,178 in the quarter ended December 31, 2001. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current quarter including having a greater number of attendees on average at each workshop and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the quarter ended December 31, 2002 were approximately $1.4 million compared to $0.9 million in the quarter ended December 31, 2001. Selling and marketing expenses as a percentage of sales were 35% of revenues for the current fiscal quarter and with the deferred revenue mentioned above, selling and marketing expenses were 37% for the quarter ended December 31, 2001.

           Selling and marketing expense includes related party transactions of $55,608 and $0 in the quarters ended December 31, 2002 and 2001, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses for quarter ended December 31, 2002 decreased to $1,033,681 from $2,076,262 in the comparable quarter of the previous fiscal year. This decrease is attributable a reduction in payroll and related expenses that resulted from reducing the size of our workforce, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal and other professional expenses. Further cost reductions at current revenue levels are unlikely. We anticipate that general and administrative expenses will increase in future years as our business grows.

         On October 22, 2002, our board of directors authorized adjustments in the salaries of our executive officers. As of January 1, 2001, the combined base salaries of our five executive officers was $603,475 per annum. Beginning March 1, 2001 these officers voluntarily reduced their base salaries to $482,780 per annum, a 20% reduction, to lower expenses and reduce negative cash flow from operations. Due to improved balance sheet ratios and profitability for the fiscal year ended June 30, 2002 and the quarter ended September 30, 2002, our board of directors increased the base salaries of our executive officers to $568,000 per annum effective November 1, 2002.

         Bad Debt Expense

         Bad debt expense was $2,916,827 in the quarter ended December 31, 2002 compared to $1,160,131 in the same quarter of the prior fiscal year, an increase of $1,756,696. The increase is due to an increase in the number of workshops held, an increase in the number of installment contracts generated at those workshops as a percentage of total units sold, an increase in the number of contracts carried by us and to our recent collection experience. During the first six months of fiscal year 2002 there were no finance companies willing to purchase our contracts so we carried them ourselves. In January 2002, we were once again able to sell contracts to a finance company, but on terms that were less favorable than we had experienced in the past. The new finance company agreed to purchase contracts only if they had full recourse on any uncollectable contracts. We accepted these terms and as a result have incurred increased bad debts. During the quarter ended December 31, 2002 the contracts carried by us increased by approximately $2.8 million. This required an increase in our allowance for doubtful accounts of approximately $1.5 million. Based on our history over the past 12 months and the possible consequences of the full recourse contract sales it was necessary to increase the allowance for doubtful accounts to provide for possible future losses.

         We do not expect this increase in bad debt expense to continue during future quarters. In August 2002 we entered into an agreement with a second finance company to purchase contracts with limited recourse and purchases were made by them during September 2002. We have also been able during October 2002 to sell contracts having a principal balance of approximately $405,000 that were carried on our books, thus reducing our exposure to bad debts. This sale resulted in net proceeds to us of $316,998. We anticipate selling additional contracts in the future. Bad debt expense is expected to decrease as a percentage of revenues in future quarters.

         Interest Income

         Interest income for the three-month period ended December 31, 2002 was $174,284 compared to $116,146 in the comparable period of the prior fiscal year. Interest income is derived from the installment contracts carried by the Company.

         Interest Expense

         Interest expense during the quarter ended December 31, 2002 decreased to $6,664 from $296,857 in the quarter ended December 31, 2001. We have repaid most of the various debt instruments, which created the interest expense for the three-month period ended December 31, 2001.

         Income Taxes

         Fiscal year 2002 was the first profitable year for the Company since its inception. We believe we have net operating loss carry forwards sufficient to reduce our pretax profits generated in the quarter ended December 31, 2002 to zero, therefore, we have not paid or accrued any federal income taxes in this quarter or prior fiscal years. See the discussion above for the six-month period ended December 31, 2002 for a more detailed explanation of our net operating loss carryforward.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have primarily incurred losses since our inception, fiscal year 2002 being our first profitable year. We have a cumulative net loss of a $67,696,970 through December 31, 2002. We have historically relied upon private placements of our common stock and issuance of debt to generate funds to meet our operating needs. Management's plans include the raising of additional debt or equity capital. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. We continue to work to improve the strength of our balance sheet and have restructured our ongoing operations in an effort to improve profitability and operating cash flow. During the six-month period ended December 31, 2002 we had net income of $1,823,491 and net cash provided by operating activities of $451,131. Nonetheless, if adequate funds are not generated in future periods, we may not be able to execute our strategic plan and may be required to obtain funds through arrangements that require us to relinquish rights to all or part of the intellectual property of our StoresOnline Software or control of our business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Cash

         At December 31, 2002, we had $604,753 of cash on hand, an increase of $85,005 from June 30, 2002.

         Net cash provided by operating activities was $451,131 for the six-month period ended December 31, 2002. Net cash provided by operating activities was mainly due to net income of $1,823,491, a provision for bad debts of $5,204,560, and depreciation of $252,303, but offset by an increase in accounts receivable of $6,137,577, a decrease in accounts payable and accrued liabilities of $516,505 and a decrease in deferred revenue of $305,491.

         The decrease in accounts payable and other liabilities of $516,505 is primarily the result of payments to vendors, the elimination of an accrued liability relative to two former officers in the amount of $110,000 and the elimination of a bonus accrual for the current officers of $255,357.

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

         On June 13, 2002 bonuses in the amount of $290,000 were paid to five executive officers in recognition of past accomplishments. On October 22, 2002 the officer's compensation was reviewed by the Board of Directors and salary increases were awarded to them. Total annual base pay for the group was increased from $482,780 to $568,000 effective November 1, 2002. The Board of Directors also agreed to develop an incentive compensation plan for the officers going forward. It is estimated that the new program could result in incentive compensation equal to approximately 30% of base pay.

         The increase in accounts receivable occurred because we generated approximately $5.9 million in installment contracts during the six-month period ended December 31, 2002 that were not sold to finance companies. Because of additional arrangements we have made with finance companies as described above in our discussion on bad debt expense we expect in the future to be able to sell some of these contracts. Because the contracts are sold on a discounted basis, over the life of the contract we will have a greater cash flow from collecting the monthly payments than from selling them. The decision to sell or retain the contracts is part of our cash management system and is governed by our cash requirements at the time.

         Accounts Receivable

         Accounts receivable, carried as a current asset, net of allowance for doubtful accounts, were $3,476,224 at December 31, 2002 compared to $2,247,129 at June 30, 2002. Accounts receivable, carried as a long-term asset, net of allowance for doubtful accounts, were $1,687,428 at December 31, 2002 compared to $1,673,740 at June 30, 2002. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal year are carried as long-term trade receivables. A relatively constant, and significant portion of our revenues have been made on this installment contract basis. During the six months ended December 31, 2002 we generated approximately $9.0 million in installment contracts of which approximately $3.1 million were sold upon origination to finance companies with the balance being carried by us. After the contracts carried by the Company have been successfully collected for a period of between 3 and 6 months they become eligible for purchase by finance companies. During October 2002, we sold contracts having a principal balance of approximately $405,000 that generated approximately $317,000 in cash for us.

         Accounts Payable

         Accounts payable, including related party transactions and a bank overdraft, at December 31, 2002, totaled $1,138,679 as compared to $1,477,438 at June 30, 2002. As of December 31, 2002 our accounts payable were generally within our vendor's terms.

         Deferred Revenue

         Deferred revenue, to be recognized in future periods, totaled $400,067 at December 31, 2002 as compared to $705,558 at June 30, 2002. We recognize deferred revenue as our services are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of the sale and delivery of the SOS product to our customer.

         Stockholders' Equity

         Stockholders' equity increased to $4,338,662 at December 31, 2002, as compared to $2,468,574 at June 30, 2002. This mainly resulted from net income during the current six month period.

         Financing Arrangements

         We accept payment for the sales made at our Internet training workshops by cash, credit card, installment contract, or until December 31, 2001, by a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash.

         Impact of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, we were required to perform an impairment test within six months as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets.

         SFAS 142 was applicable to the Company beginning July 1, 2002. As a result we discontinued the amortization of goodwill and arranged for an independent evaluation to determine if an impairment to our goodwill existed. We hired LECG, LLC, a management consulting company, to perform the analysis as of December 31, 2002. Based on their analysis, management found that no impairment existed. We are now obligated to make this review annually as of December 31 of each year or sooner if events and circumstances occur that might affect the carrying value of our goodwill.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. We have not assessed the potential impact of SFAS 145 on our financial condition or results of operations.

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

        PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company previously reported that it was the subject of a nonpublic investigation by the Federal Trade Commission. The first investigation activity began nearly five years ago when the FTC had announced what they refer to as a "sweep" of the industry. The Company cooperated fully with all requests for information and details, and after over a year's investigation, no action against the Company was taken and the case went dormant. During this same period of time, other unrelated companies and individuals targeted by the FTC were subject to consent agreements and injunctions and paid large financial penalties. Some of those companies are no longer in business.

         About two years ago, based on various allegations and customer complaints, the FTC re-opened its investigation of the Company, requesting once again complete details about the Company, its marketing, sales, customer service policies and other matters. The FTC also obtained details regarding customer complaints from the Better Business Bureau and various AG offices, and was fully aware of the "wrong doings" alleged by a nationally broadcast television story. In addition, FTC representatives attended one or more of the Company's workshops, visited the Company's offices and were afforded an opportunity to review the Company's customer files. After nearly two years in this most recent investigation, the Company recently received written notice that the FTC investigation was being officially closed.

         In its letter the FTC's states that it ". . .has conducted a nonpublic investigation to determine whether Galaxy Mall and related entities have violated the Federal Trade Commission Act through the use of deceptive practices in connection with the sale of electronic "storefronts" or web sites or storefront-related products or services." and concludes in part by stating, "Upon further review of this matter, it now appears that no further action is warranted by the Commission at this time. Accordingly, the investigation has been closed." The FTC letter also states that "The Commission reserves the right to take such further action as the public interest may require."

         The Company certainly regrets even one complaint, but can no more accept responsibility for failure of a business that purchases its products and services than the telephone company, a computer manufacturer or a business college, can accept responsibility for the failure of a customer or student to achieve success using, or not using, their telephone or computer or the knowledge learned from a college course. Although the Company is constantly looking for ways to improve its products and services, because its products and services are used by entrepreneurs and small businesses with such a broad range of objectives, backgrounds and skills, the Company anticipates that it will continue to receive complaints from some of its customers who are not able to successfully extend their business on the Internet.

         Regardless, the Company remains committed to work with and assist each of its customers by providing them information and tools necessary to help them extend their business to the Internet.

         The Company is pleased that the FTC's investigations over this long period of time have been closed without any formal action by the agency. The Company has long believed that it operates its business with integrity and in compliance with applicable laws and regulations. The Company fully supports the various federal and state agencies that it interacts with and, as in the past, will continue to cooperate with them.

Item 2.           Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         On December 6, 2002 we issued 26,675 shares of our common stock at a price of $1.75 per share in settlement of a finders fee earned in connection with our private placement of common stock that closed in May 2002. In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company held an annual meeting of stockholders on December 19, 2002. The security holders were asked to vote for the election of directors and to ratify the appointment of Grant Thornton LLP as our auditors for the fiscal year ending June 30, 2003.

         The results of the voting for directors were as follows:

     Class I Directors:

     Donald L. Danks           Votes for 5,912,592       Votes Withheld 2,682

     John J. Poelman           Votes for 5,910,092       Votes Withheld 5,182

     Class II Director

     Brandon Lewis             Votes for 5,910,089       Votes Withheld 5,185



         The results of the vote for ratification of Grant Thornton LLP as auditors were as follows:

     Votes for 5,904,105       Votes Against 7,846       Votes Abstaining  3,323


Item 5.           Other Information

         On January 14, 2003 Peter Fredericks was appointed to the Board of Directors of the Company. Mr. Fredericks is a private equity investor, who has worked with numerous technology companies since 1982, with a particular focus on software and Internet infrastructure. Mr. Fredericks' experience also includes working as a strategy consultant with the Boston Consulting Group. Mr. Fredericks received his Bachelor of Arts degree in Economics with distinction from Stanford University, his Masters in Business Administration from Harvard University, where he was a Baker Scholar, and his Ph.D. from the Vienna University of Economics and Business Administration. Mr. Fredericks is also a director of Flanders Corp.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

              99.1     Certification pursuant to 18 U.S.C. Section 1350

              99.2     Certification pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8 K

                       None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Imergent, Inc.


                                             By: /s/ John J. Poelman
February 14, 2003                                     John J. Poelman
                                                      Chief Executive Officer




February 14, 2003                                /s/ Frank C. Heyman
                                                      Frank C. Heyman
                                                      Chief Financial Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/      Frank C. Heyman
         Frank C. Heyman
         Chief Financial Officer