Form 10-Q
period 2003-03-31
IMERGENT INC
filed 2003-05-15
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-27941

                                 Imergent, Inc.
                                 -------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    87-0591719
               --------                                    ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       754 E. Technology Avenue
             Orem, Utah                                      84097
             ----------                                      ----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (801) 227-0004
                                 --------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ----   ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in rule 12b-2 of the Exchange Act. Yes       No   X
                                              ------   -------

         The number of shares outstanding of the registrant's common stock as of May 14, 2003: 11,035,667

         When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited)
         and at June 30, 2002..................................................3

Unaudited Condensed Consolidated Statements of Earnings for the three months and the nine months ended March 31, 2003 and 2002.....................4

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the
         nine months ended March 31, 2003......................................5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002.........................................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

General.......................................................................17

Critical Accounting Policies and Estimates....................................17

Related Party Transactions....................................................19

Results of Operation..........................................................20

Liquidity and Capital Resources...............................................26

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......29

Item 4.      Controls and Procedures..........................................29

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................29

Item 2.      Changes in Securities and Use of Proceeds........................30

Item 3.      Defaults Upon Senior Securities..................................30

Item 4.      Submission of Matters to a Vote of Security Holders..............30

Item 5.      Other Information................................................31
..
Item 6.      Exhibits and Reports on Form 8-K.................................31

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       IMERGENT, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets

                                                                                                  March 31,
                                                                                                   2003
                                                                                                 (Unaudited)      June 30, 2002
                                                                                             ------------------  -----------------

Assets

Current assets
Cash                                                                                              $    926,121        $   519,748
Trade receivables, net of allowance for doubtful accounts of $3,885,018 at March 31, 2003
   and $1,918,673 at June 30, 2002                                                                   4,842,742          2,247,129
Inventories                                                                                             37,405             23,416
Prepaid expenses                                                                                       514,896            607,857
Credit card reserves, net of allowance for doubtful accounts of $376,700 at March 31, 2003
   and $137,370 at June 30, 2002                                                                       550,092          1,022,701
                                                                                             ------------------  -----------------
  Total current assets                                                                               6,871,256          4,420,851

Property and equipment, net                                                                            197,807            409,460
Goodwill, net                                                                                          455,177            455,177
Trade receivables, net of allowance for doubtful accounts of $1,740,912 at March 31, 2003
   and $1,357,938 at June 30, 2002                                                                   2,243,574          1,673,740
Deferred tax asset                                                                                     539,973                  -
Other assets, net of allowance for doubtful accounts of $144,810 at March 31, 2003
   and $0 at June 30, 2002                                                                              47,766            417,384
                                                                                             ------------------  -----------------
  Total Assets                                                                                    $ 10,355,553        $ 7,376,612
                                                                                             ==================  =================

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable                                                                                  $  1,006,154        $ 1,215,400
Accounts payable - related party                                                                        88,219            111,702
Bank overdraft                                                                                               -            150,336
Accrued wages and benefits                                                                             323,362            681,472
Past due payroll taxes                                                                                       -             26,797
Income taxes payable                                                                                   990,248                  -
Accrued liabilities                                                                                    161,046            548,016
Current portion of capital lease obligations                                                            22,720             80,938
Current portion of notes payable                                                                        26,429            160,671
Other current liabilities                                                                              449,630            450,523
Other current liabilities - related party                                                               50,000                  -
Deferred revenue                                                                                       459,451            705,558
                                                                                             ------------------  -----------------
  Total current liabilities                                                                          3,577,259          4,131,413

Capital lease obligations, net of current portion                                                       11,171             27,906
Notes payable, net of current portion                                                                  430,088            393,560
Other long term liabilities                                                                              5,850                  -
                                                                                             ------------------  -----------------
  Total liabilities                                                                                  4,024,368          4,552,879
                                                                                             ------------------  -----------------

Commitments and contingencies                                                                                -                  -

Minority interest                                                                                            -            355,159
                                                                                             ------------------  -----------------

Stockholders' Equity
--------------------
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 100,000,000 shares; issued and outstanding
    11,035,667 and 10,995,774 shares, at March 31, 2003 and June 30, 2002, respectively                 11,036             10,996
Additional paid-in capital                                                                          72,450,685         72,017,928
Deferred compensation                                                                                  (25,604)           (34,987)
Accumulated other comprehensive loss                                                                    (4,902)            (4,902)
Accumulated deficit                                                                                (66,100,030)       (69,520,461)
                                                                                             ------------------  -----------------
    Total stockholders' equity                                                                       6,331,185          2,468,574
                                                                                             ------------------  -----------------

Total Liabilities and Stockholders' Equity                                                        $ 10,355,553        $ 7,376,612
                                                                                             ==================  =================

            See Notes to Condensed Consolidated Financial Statements



                         IMERGENT, INC. AND SUBSIDIARIES
        Unaudited Condensed Consolidated Statements of Earnings for the
         Three Months and the Nine Months Ended March 31, 2003 and 2002

                                                              Three Months Ended                       Nine Months Ended
                                                 ---------------------------------------   ----------------------------------------
                                                    March 31,             March 31,             March 31,            March 31,
                                                      2003                  2002                  2003                 2002
                                                 ------------------  ------------------   -------------------  -------------------

Revenue                                               $ 15,786,458         $ 7,296,696         $ 37,658,988         $ 26,386,485

Cost of revenue                                          2,713,422           1,334,877            6,904,423            3,657,519
Cost of revenue - related party                            348,807             157,437              840,263              720,930
                                                 ------------------  ------------------  -------------------  -------------------
  Total cost of revenue                                  3,062,229           1,492,314            7,744,686            4,378,449

                                                 ------------------  ------------------  -------------------  -------------------
  Gross profit                                          12,724,229           5,804,382           29,914,302           22,008,036

Operating expenses

  Product development                                            -              19,654                    -               87,604
  Selling and marketing                                  4,856,941           3,019,211           12,855,835            9,127,660
  Selling and marketing - related party                    160,277              85,866              349,680              353,392
  General and administrative                             1,197,797             968,712            3,244,830            4,600,962
  Depreciation and amortization                             57,018             145,131              299,974              446,542
  Bad debt expense                                       4,611,640           1,251,021            9,816,200            3,256,152
                                                 -----------------  ------------------  -------------------  -------------------
  Total operating expenses                              10,883,673           5,489,595           26,566,519           17,872,312
                                                                                                          -
Earnings from operations                                 1,840,556             314,787            3,347,783            4,135,725

Other income (expense)
  Other income                                                 120               1,632                2,992               50,914
  Interest income                                          218,197              96,577              549,414              265,962
  Interest expense                                         (11,657)            (35,659)             (29,483)          (1,925,643)
                                                 ------------------  ------------------  -------------------  -------------------
  Total other income (expense)                             206,660              62,550              522,923           (1,608,767)

                                                 ------------------  ------------------  -------------------  -------------------
Earnings before income taxes                             2,047,216             377,337            3,870,706            2,526,957

Provision for income taxes                                 450,275                  -               450,275                   -

                                                 ------------------  ------------------  -------------------  -------------------
Net earnings                                          $  1,596,941         $   377,337         $  3,420,431         $  2,526,957
                                                 ==================  ==================  ===================  ===================

Eanrnigs per share
  Basic                                               $       0.14         $      0.08         $       0.31         $       0.61
  Diluted                                             $       0.14         $      0.08         $       0.30         $       0.61

Weighted average shares outstanding
    Basic                                               11,030,931           4,833,462           11,011,070            4,117,136
    Diluted                                             11,290,240           4,833,462           11,219,115            4,135,779


            See Notes to Condensed Consolidated Financial Statements



                   IMERGENT, INC. AND SUBSIDIARIES
       Unaudited Condensed Consolidated Statement of Stockholders' Equity
               For the Nine Months Ended March 31, 2003




                                                                            Common Stock          Additional
                                                                 ------------------------------    Paid-in            Deferred
                                                                     Shares          Amount        Capital          Compensation
                                                                 ---------------   ----------- --------------  ------------------
---------------------------------------------------------------  ---------------   ----------- --------------  ------------------
Balance July 1, 2002                                                 10,995,774      $ 10,996   $ 72,017,928           $ (34,987)

Amortization of deferred compensation                                         -             -              -               9,383
Private placement of common stock                                         5,000             5         14,995                   -
Reconciliaton of common stock following reverse stock split              (1,254)           (1)             1                   -
Common stock issued pursuant to finder's agreement                       26,675            27         25,315                   -
Conversion of exchangeable shares                                         9,472             9        355,150                   -
Expense for options granted to consultants                                    -             -         37,296                   -
  Net earnings                                                                -             -              -                   -

----------------------------------------------------------------  --------------   ----------- --------------  ------------------
Balance March 31, 2003 (unaudited)                                   11,035,667      $ 11,036   $ 72,450,685           $ (25,604)
                                                                 ===============   =========== ==============  ==================

            See Notes to Condensed Consolidated Financial Statements
                               (Continued Below)


                         IMERGENT, INC. AND SUBSIDIARIES
       Unaudited Condensed Consolidated Statement of Stockholders' Equity
                    For the Nine Months Ended March 31, 2003
                             (Continued From Above)


                                                                                         Accumulated
                                                                                            Other               Total
                                                                    Accumulated         Comprehensive        Stockholders'
                                                                      Deficit               loss                Equity
                                                                   -------------   --------------------  -----------------
---------------------------------------------------------------    -------------   --------------------  -----------------
Balance July 1, 2002                                               $ (69,520,461)            $ (4,902)        $ 2,468,574

Amortization of deferred compensation                                          -                    -               9,383
Private placement of common stock                                              -                    -              15,000
Reconciliaton of common stock following reverse stock split                    -                    -                   -
Common stock issued pursuant to finder's agreement                             -                    -              25,342
Conversion of exchangeable shares                                              -                    -             355,159
Expense for options granted to consultants                                     -                    -              37,296
  Net earnings                                                         3,420,431                    -           3,420,431

----------------------------------------------------------------   -------------   --------------------  -----------------
Balance March 31, 2003 (unaudited)                                 $ (66,100,030)            $ (4,902)        $ 6,331,185
                                                                   =============   ====================  =================



       See Notes to Condensed Consolidated Financial Statements


                         IMERGENT, INC AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2003 and 2002

                                                                                                2003               2002
                                                                                     --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                               $ 3,420,431         $ 2,526,957
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities
  Depreciation and amortization                                                                299,974             446,542
  Amortization of deferred compensation                                                          9,383              13,017
  Provision for bad debts                                                                    9,816,200           3,256,152
  Common stock issued for services                                                              25,342             199,657
  Expense for options granted to independent consultants                                        37,296                   -
  Expense for loan restructuring and consultant options                                              -              19,400
  Amortization of debt issue costs                                                                   -             707,385
  Amortization of beneficial conversion feature and debt discount                                    -           1,752,056
  Changes in assets and liabilities:
     Trade receivables                                                                     (12,181,097)         (5,625,391)
     Inventories                                                                               (13,989)             12,465
     Prepaid expenses and other current assets                                                  92,961             (39,849)
     Credit card reserves                                                                     (327,939)            406,925
     Deferred tax asset                                                                       (539,973)                  -
     Other assets                                                                              369,618            (374,924)
     Deferred revenue                                                                         (246,107)         (5,184,996)
     Accounts payable, accrued expenses and other liabilities - related party                  (23,483)                  -
     Accounts payable, accrued expenses and other liabilities                                 (874,931)           (166,221)
     Income taxes payable                                                                      990,248
                                                                                     --------------------------------------
  Net cash provided by (used in) operating activities                                          853,934          (2,050,825)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                                        (98,128)             (7,698)
                                                                                     --------------------------------------
          Net cash used in investing activities                                                (98,128)             (7,698)
                                                                                     --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock clearing liability                                                     -           1,212,753
   Proceeds from issuance of common stock                                                            -           2,529,823
   Proceeds from exercise of options and warrants                                                    -               1,727
   Change in bank overdraft                                                                   (150,336)           (477,793)
   Proceeds from short term note                                                                     -              45,000
   Repayment of convertible debenture                                                                -            (100,000)
   Repayment of note payable - bank                                                                  -             (97,779)
   Repayment of capital lease obligations                                                      (74,953)            (37,803)
   Repayment of notes payable                                                                 (124,144)           (103,470)
                                                                                     --------------------------------------
          Net cash provided by (used in) financing activities                                 (349,433)          2,972,458
                                                                                     --------------------------------------

NET INCREASE IN CASH                                                                           406,373             913,935

CASH AT THE BEGINNING OF THE PERIOD                                                            519,748              20,123

                                                                                     --------------------------------------
CASH AT THE END OF THE PERIOD                                                              $   926,121         $   934,059
                                                                                     ======================================

Supplemental disclosures of non-cash transactions:
   Conversion of debenture to common stock                                                 $         -         $ 2,115,885
   Notes payable settled on private placement of common stock                                        -             490,000
   Common stock issued for settlement agreements                                                     -              86,000
   Conversion of convertible notes to common stock                                                   -           2,147,295
   Common stock issued for outstanding liabilities                                              15,000             449,232
   Conversion of loan payable to common stock                                                                      100,000
   Accrued interest added to note payable                                                       26,429                   -
   Conversion of exchangeable shares for minority interest                                     355,159

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                            -               1,732


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

         (2) Summary of Significant Accounting Policies

         (a) Principles of Consolidation

         The unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, Ltd., and StoresOnline.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise disposed are removed from the accounts and any related gain or loss on disposition is reflected in net earnings (loss) for the period.

         (e) Goodwill

         As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at December 31, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill is necessary as of December 31, 2002. As of March 31, 2003 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore have determined that there is no goodwill impairment as of that date.

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

         (h) Financial Instruments

         The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, capital lease obligations and the current portion of notes payable approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction.

         (i) Income Taxes

         The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

         Deferred tax assets are to be recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Our deferred tax assets consist primarily of net operating losses carried forward. The Company has provided a valuation allowance against some of its net deferred tax assets at March 31, 2003 and against all of its deferred tax assets at June 30, 2002. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principals generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the nine-month period ended March 31, 2003 we have taxable income of approximately $2.5 million,.

         Our net operating loss carry forward ("NOL"), representing the losses reported for tax purposes from the inception of the Company through June 30, 2002 is subject to a limitation as defined in Section 382 of the Internal Revenue Code. Operating losses from prior years are normally available to offset taxable income in subsequent years. However, Section 382 places a limitation on the amount that can be used in any one year if a "change in control" as defined in the Internal Revenue Code has occurred. Since its formation, the Company has issued a significant number of shares and purchasers of those shares have sold some of them, with the result that a change of control as defined by Section 382 has occurred. We currently estimate that the available NOL for the fiscal year ended June 30, 2003 will be approximately $2.7 million.

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

         Beginning October 1, 2000, the Company discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS license at one of our Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with us or any other provider of such services. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create their website on their own completely without access to our website and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure was in effect for the last three quarters of fiscal year 2001, all of fiscal year 2002 and is still in effect for the nine-month period ended March 31, 2003.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of our order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. The Company has offered its customers the payment option of a long-term installment contract for more than four years and has a history of successfully collecting under the original payment terms without making concessions. Over the past four years, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 30 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         (l) Business Segments and Related Information

         The Company currently operates in one business segment.

         (m) Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com,   Ltd.  have  been  translated  into  U.S.  dollars  from  its functional currency in the accompanying condensed consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the nine months ended March 31, 2003 or 2002.

         (n) Per Share Data

         Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         (o) Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Company has estimated that allowances for bad debt for Trade Receivables should be $5,625,930 and $3,276,611 as of March 31, 2003 and June 30, 2002, respectively. In addition, the Company has recorded an allowance for doubtful accounts of $380,892 at March 31, 2003 and $137,370 at June 30, 2002 for estimated credit card chargebacks relating to the most recent 180 days of credit card sales.

         (p) Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (q) Recently Issued Accounting Pronouncements

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

         SFAS 142 was applicable to the Company beginning July 1, 2002. As a result we discontinued the amortization of goodwill and arranged for an independent evaluation to determine if an impairment to our goodwill existed. We hired an independent consulting firm to perform an appraisal. Based on their report, management found that no impairment existed. We are now obligated to make this review annually if events and circumstances occur that might affect the carrying value of our goodwill.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. Since we have had no Exit or Disposal activity since December 31, 2002, we do not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.


         In October, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). This standard relates to acquisitions of financial institutions and is not expected to affect the Company's financial condition or results of operations.


         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148). This standard amends the disclosure and certain transition provisions of SFAS 123, Accounting for Stock-Based Compensation. Its disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company does not expect that adoption of SFAS 148 will have a material impact on its financial condition or results of operations.

         (3) Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from its inception through the fiscal year ended June 30, 2001. The Company was profitable during the fiscal year ended June 30, 2002 and has been profitable for the nine-month period ended March 31, 2003. The Company, however, has a cumulative net loss of $66,100,030 through March 31, 2003. At March 31, 2003 the Company had $926,121 cash on hand, working capital of $3,293,997 and equity of $6,331,185. Management believes that through future profitable operations and the raising of additional equity or debt capital, if necessary, the Company will be able to continue operating as a going concern. However, there can be no assurance that if additional capital is required that it will be available. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the inability of the Company to continue as a going concern .

         (4) Selling of Trade Receivables With Recourse

         The Company offers customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the nine-month periods ended March 31, 2003 and 2002, the Company sold contracts having a principal balance of $3,850,372 and $4,442,364, respectively. The Company maintains approximately a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company sells contracts to three separate finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

         (5) Notes Payable

         Notes payable at March 31, 2003 consist of $456,517 of principal and capitalized interest payable to King William (see Note 6). Maturities of notes payable are as follows:

Year ending June 30,
    2003                                              $      26,429
    2004                                                          -
    2005                                                          -
    2006                                                          -
    2007                                                    430,088
    Thereafter                                                    -
                                                       -------------

                                                      $     456,517
                                                       =============

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

         Effective February 13, 2002 the Company and King William agreed to amend certain terms of the Second Restructuring Agreement. The New Note is amended to provide for a final maturity on July 10, 2007 and to provide that interest shall accrue at the rate stated in the New Note and be added to the principal balance until August 13, 2002. In addition, interest payable may be paid in either cash or common stock of the Company, which common stock is to be valued at an amount equal to the average closing bid price of the Company's common stock during the five trading days prior to the date the interest payment is made. Upon the signing of this agreement the Company issued 10,000 shares of restricted common stock valued at $13,000. The Company is no longer required to file a registration statement with respect to the common stock of the Company currently held by King William or acquirable by it upon exercise of the warrants held by it. King William has waived any default by the Company under the Second Agreement and the New Note. Finally, the selling limitations in Section 4 of the Second Agreement are no longer in effect and King William is only bound by the limitations under Rule 144 relating to the resale of any securities.

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

         The beneficial conversion feature and debt discounts of $1,347,480 and $512,540, respectively, were netted against the $2,076,500 balance of the Notes on the Balance Sheet were being amortized over the life of the Notes in accordance with Emerging Issues Task Force issue 00-27 effective November 16, 2000. The unamortized balance of the beneficial conversion feature and debt discount at March 31, 2003 and June 30, 2002 was $0 and $269,634, respectively.

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

         Nine months ended March 31, 2003

         In July 2002, the Company issued 5,000 shares of common stock at a price of $3.00 a share relating to the private placement of common stock which closed during November 2001 for which all necessary paperwork had not previously been received. The Company had held these funds as a current liability pending the receipt of all proper paperwork.

         On December 6, 2002, the Company issued 26,675 shares of common stock in settlement of a finder's fee earned in connection with our private placement of common stock that closed in May 2002.

         On February 14, 2003 we issued 9,472 shares of our common stock in exchange for 9,472 Exchangeable Shares of StoresOnline.com, Ltd. held by a former employee. The shares of our common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998 which was entered into in connection with our acquisition of StoresOnline.com Ltd.


         (9) Related Entity Transactions

         Effective October 1, 2002 John J. Poelman, Chief Executive Officer and a director and stockholder of the Company, sold his interest in Electronic Commerce International, Inc. ("ECI") to an unrelated third party. The Company utilizes the services of ECI, a Utah corporation, to provide a credit card merchant account solution to our customers and, formerly, to provide a leasing opportunity to customers who purchased our products at the Internet training workshops. The Company buys a product from ECI that provides on-line, real-time processing of credit card transactions and resells it to its customers. John J. Poelman, was the sole owner of ECI during the three months ended September 30, 2002 and the nine months ended March 31, 2002. Total revenue generated by the Company from the sale of ECI merchant account solutions, while owned by Mr. Poelman, was $1,453,612 and $3,363,486 for the nine months ended March 31, 2003 and 2002, respectively. The cost to the Company for these products and services totaled $223,716 for the quarter ended September 30, 2002 and $720,930 for the nine months ended March 31, 2002. During the nine months ended March 31, 2003 and 2002 the Company processed leasing transactions for its customers through ECI, while owned by Mr. Poelman, in the amounts of $0 and $1,090,520, respectively. In addition, the Company had $0 and $26,702 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software while owned by Mr. Poelman.

         The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman. The Company's revenues generated from the above products and services were $5,609,553 and $3,196,348 for the nine months ended March 31, 2003 and 2002, respectively. The Company paid EMS $692,845 and $353,392 to fulfill these services during the nine months ended March 31, 2003 and 2002, respectively. In addition, the Company had $76,165 and $53,023 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company sends complimentary gift packages to its customers who register to attend the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase our products at the conclusion of the Workshop. The Company utilizes Simply Splendid, LLC ("Simply Splendid"), which offered the lowest price compared to several alternatives, to provide these gift packages to the Company's customers. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. The Company paid Simply Splendid $273,382 and $0 to fulfill these services during the nine months ended March 31, 2003 and 2002, respectively. In addition, the Company had $12,054 and $0 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for services.

         (10) Earnings Per Share

         Unexercised stock options to purchase 900,903 shares of the Company's common stock and unexercised warrants to purchase 484,708 shares of the Company's common stock were outstanding as of March 31,2003, of which 595,000 stock options and 269,640 warrants were included in the diluted per share computation. Unexercised stock options to purchase 595,000 shares of the Company's common stock and unexercised warrants to purchase 269,640 shares of the Company's common stock were included in the computation of diluted loss per share for the quarter ending March 31,2003 and for the nine month period ending March 31, 2003.

         The following data was used in computing earnings per share:


                                                    Three Months Ended             Nine Months Ended
                                               -----------------------------  -----------------------------
                                                 March 31,       March 31,       March 31,      March 31,
                                                   2003            2002            2003           2002
                                               -------------- --------------  -------------  --------------


Net Earnings available to common shareholders   $ 1,596,941   $    377,337    $  3,420,431    $  2,526,957

Basic EPS
-----------------------------------------------------------------------------------------------------------
   Common shares outstanding entire period       11,026,195      4,657,073      10,995,774      2,446,019

   Weighted average common shares:
       Issued during period                           4,736        176,389          15,296       1,671,117
       Canceled during period                             _              -               -               -
                                               -------------- --------------  -------------  --------------

   Weighted average common shares outstanding
    during period                                11,030,931      4,833,462      11,011,070       4,117,136
                                               -------------- --------------  -------------  --------------

   Earnings per common share - basic            $      0.14   $       0.08    $       0.31    $       0.61
                                               ============== ==============  =============  ==============

Diluted EPS
-----------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding
    during period - basic                        11,030,931      4,833,462      11,011,070       4,117,136

   Dilutive effect of common stock equivalents      259,309              -         208,045          18,643
                                               -------------- --------------  -------------  --------------

   Weighted average common shares outstanding
    during period - diluted                      11,290,240      4,833,462      11,219,115       4,135,779
                                               -------------- --------------  -------------  --------------

   Earnings per common share - diluted          $      0.14   $       0.08      $     0.30    $       0.61

                                               ============== ==============  =============  ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2002, filed on October 15, 2002, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

GENERAL

         Reverse Stock Split

         On June 28, 2002, our stockholders approved amendments to our Certificate of Incorporation to change our corporate name to "Imergent, Inc." and to effect a one-for-ten reverse split of the issued and outstanding shares of our common stock and reduce the authorized number of shares of common stock from 250,000,000 to 100,000,000. These changes were effective July 2, 2002. As a result of the reverse stock split, every ten shares of our existing common stock was converted into one share of our new common stock under our new name, Imergent, Inc. Fractional shares resulting from the reverse stock split were settled by cash payment. Throughout this discussion references to numbers of shares and prices of shares have been adjusted to reflect the reverse stock split.

         Review by the Securities and Exchange Commission

         On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent a letter of comments pointing out areas of concern and requesting we answer their questions and provide additional information. We exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues. On October 31, 2002 we responded to other comments from the staff in their letter dated August 5, 2002. On November 6, 2002 in a telephone conversation with the SEC staff we resolved the remaining issues without any change in our accounting policies or previously reported financial statements.

         Fluctuations in Quarterly Results and Seasonality

         In view of the rapidly evolving nature of our business and the market we serve, we believe that period to period comparisons of our operating results, including our gross profit and operating expenses as a percentage of revenues and cash flow, are not necessarily meaningful and should not be relied upon as in indication of future performance. We experience seasonality in our business. Our fiscal year ends each June 30. Revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. There are currently four members on the Board of Directors and they together function as the Audit Committee of Imergent, Inc. Actual results may differ from these estimates under different assumptions or conditions.

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

         Valuation of Long-Lived Assets Including Goodwill and Purchased Assets

         We review property, equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. This review is conducted as of December 31st of each year or more frequently if necessary. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected period the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

          Revenue Recognition

         During the fiscal year ended June 30, 2001 the Company changed its product offering at its Internet training workshops. The date of the change was October 1, 2000, the beginning of our second fiscal quarter of fiscal year 2001. Prior to that time, customers were sold a service consisting of the custom construction of Internet websites for their business, which service was to be provided at any time during the 12 months following the sale. Included in the price paid for this service was one year's hosting beginning when the website was published. Revenue from these transactions was deferred at the time of sale and recognized as the services were rendered or when the right to receive the services terminated.

         Beginning October 1, 2000, we discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web-based software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS license at one of our Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate computer file is provided to the purchaser at the time of purchase and can be used if the customer decides to create their website on their own completely without access to our website and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. We accept cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure was in effect for all of fiscal year 2002 and is still in effect for the nine-month period ended March 31, 2003.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of our order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. We offer customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. We have offered our customers the payment option of a long-term installment contract for more than five years and have a history of successfully collecting under the original payment terms without making concessions. Over the past five years, we have collected or are collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. We make every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 30 percent of all EPTAs are determined to be uncollectible. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our four-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product.

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long-term trade accounts receivable balances on our condensed consolidated balance sheets, totaled approximately $5.6 million as of March 31, 2003 compared to approximately $3.3 million as of June 30, 2002. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

         Our net operating loss carry forward ("NOL"), representing the losses reported for tax purposes from the inception of the Company through June 30, 2002 is subject to a limitation as defined in Section 382 of the Internal Revenue Code. Operating losses from prior years are normally available to offset taxable income in subsequent years. However, Section 382 places a limitation on the amount that can be used in any one year if a "change in control" as defined in the Internal Revenue Code has occurred. Since its formation, the Company has issued a significant number of shares and purchasers of those shares have sold some of them, with the result that a change of control as defined by Section 382 has occurred. We currently estimate that the available NOL for the fiscal year ended June 30, 2003 will be approximately $2.7 million, but we have not concluded our analysis.

RELATED PARTY TRANSACTIONS

         Effective October 1, 2002 John J. Poelman, Chief Executive Officer and a director and stockholder of the Company, sold his interest in Electronic Commerce International, Inc. ("ECI") to an unrelated third party. The Company utilizes the services of ECI, a Utah corporation, to provide a credit card merchant account solution to our customers and, formerly, to provide a leasing opportunity to customers who purchased our products at the Internet training workshops. The Company buys a product from ECI that provides on-line, real-time processing of credit card transactions and resells it to its customers. John J. Poelman, was the sole owner of ECI during the three months ended September 30, 2002 and the nine months ended March 31, 2002. Total revenue generated by the Company from the sale of ECI merchant account solutions, while owned by Mr. Poelman, was $1,453,612 and $3,363,486 for the nine months ended March 31, 2003 and 2002, respectively. The cost to the Company for these products and services totaled $223,716 for the quarter ended September 30, 2002 and $720,930 for the nine months ended March 31, 2002. During the nine months ended March 31, 2003 and 2002 the Company processed leasing transactions for its customers through ECI, while owned by Mr. Poelman, in the amounts of $0 and $1,090,520, respectively. In addition, the Company had $0 and $26,702 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software while owned by Mr. Poelman.

         The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman. The Company's revenues generated from the above products and services were $5,609,553 and $3,196,348 for the nine months ended March 31, 2003 and 2002, respectively. The Company paid EMS $692,845 and $353,392 to fulfill these services during the nine months ended March 31, 2003 and 2002, respectively. In addition, the Company had $76,165 and $53,023 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company sends complimentary gift packages to its customers who register for the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase our products at the conclusion of the Workshop. The Company utilizes Simply Splendid, LLC ("Simply Splendid") to provide these gift packages to the Company's customers. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, Chief Executive Officer, a director and a stockholder of the Company. The Company paid Simply Splendid $273,382 and $0 to fulfill these services during the nine months ended March 31, 2003 and 2002, respectively. In addition, the Company had $12,054 and $0 as of March 31, 2003 and June 30, 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for services.

         In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

RESULTS OF OPERATIONS

         Nine-month period ended March 31, 2003 compared to the nine-month period ended March 31, 2002

         Revenue

         Our fiscal year ends on June 30 of each year. Revenues for the nine-month period ended March 31, 2003 increased to $37,658,988 from $26,386,485 in the nine-month period ended March 31, 2002, an increase of 43%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2002. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues from the nine-month period ended March 31, 2003 compared to the nine-month period ended March 31, 2002 can be attributed to various factors. First, there was an increase in the number of Internet training workshops conducted during the current fiscal year to date. The number increased to 233, including 11 that were held outside the United States of America, for the current fiscal year from 187 in the nine-month period ended March 31, 2002, nine of which were held outside the United States. In addition, the average number of persons attending each workshop increased and the average number of "buying units" in attendance at our workshops during the period increased to 91, compared to 76 in the comparable period of the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and an individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 31% of the buying units made a purchase at the workshop in the current fiscal period compared to 29% in the comparable period of fiscal year 2002. The average revenue per workshop purchase also increased in the nine-month period of the fiscal year ended March 31, 2003 to approximately $4,500 compared to approximately $4,200 in the nine-month period ended March 31, 2002. We will seek to continue to hold workshops with a larger number of attendees in future quarters. We will seek to increase the number of these larger workshops during the balance of fiscal year 2003.

         Revenue during the nine-month period ended March 31, 2003 compared to the same nine-month period in fiscal year 2002 was higher in spite of the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is required to be deferred from the current period. During the nine-month period ended March 31, 2003, we recognized only $246,107 in net revenue from sales made in prior periods compared to $5,184,996 recognized from sales made in prior periods during the nine-month period ended March 31, 2002.This benefit experienced during the nine-month period ended March 31, 2002 resulted from a change in the business model and product offering at the workshops. This benefit has now been fully realized and we do not expect it to reoccur. We anticipate that in future quarters the amount of revenue recognized from earlier periods will be approximately equal to that deferred into future periods.

         Effective January 1, 2002, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that principles taught by us work equally well for stand-alone websites, as they do with sites hosted on the mall. Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the nine-month ended March 31, 2003 increased to $29,914,302 from $22,008,036 for the same nine-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

         Gross profit as a percent of revenue for the nine-month period ended March 31, 2003 was 79% compared to 83% for the same nine-month period ended March 31, 2002. The reduction in the gross margin percentage was primarily attributable to the recognition of $5,184,996 in deferred revenue during the nine-month period ended March 31, 2002, as compared to $246,326 in deferred revenue that was recognized during the nine-month period ended March 31, 2003, which deferred revenue amounts had no costs associated with them because those costs were recognized at the time the products were delivered in the relevant prior periods.

         Cost of revenues includes related party transactions of $840,263 in the nine-month period ended March 31, 2003 and $720,930 in the comparable period of the prior fiscal year. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         Product Development

         Product development expenses consist primarily of payroll and related expenses. We had no product development expenses for the nine-month period ended March 31, 2003. Product development expenses in the nine-month period ended March 31, 2002 were $87,604. They consisted of work on the StoresOnline, version 4, product which is used in the StoresOnline Software sold at our Internet training workshops.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the nine-month period ended March 31, 2003 increased to $13,205,515 from $9,481,051 in the nine-month period ended March 31, 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year including having a greater number of attendees on average at each workshop and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the nine-month period ended March 31, 2003 were approximately $5.4 million compared to $3.5 million in the nine-month period ended March 31, 2002. Selling and marketing expenses as a percentage of sales were 35% of revenues for the 2003 fiscal year to date and including the deferred revenue mentioned above, selling and marketing expenses were 36% for the nine-month period ended March 31, 2002.

         Selling and marketing expenses include related party transactions of $349,680 and $353,392 in the nine-month periods ended March 31, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses. We accept twenty-four month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts generally range between 15% and 20% depending upon the credit worthiness of our customer. These discounts, which amounted to $1,087,118 in the nine-month period ended March 31, 2003, and $1,319,636 in the nine-month period ended March 31, 2002, are included in general and administrative expenses.

         General and administrative expenses for nine-month period ended March 31, 2003 decreased to $3,244,830 from $4,600,962 in the comparable period of the previous fiscal year. This decrease is partially attributable to the fact that in the period ended March 31, 2002 we incurred $555,201 in debt issuance costs associated with a convertible debenture owned by King William, LLC. Since King William converted the debenture into common stock, the debt issuance costs were written off rather than being amortized over the life of the debenture. Other items contributing to the reduction were a decrease in the 2003 nine-month period in payroll and related expenses that resulted from reducing the size of our workforce, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal and other professional expenses. Also during March 2003 we resolved a lawsuit brought by Category 5 Technologies, Inc. ("Cat 5"). In April 2002 Cat 5 had demanded that we reimburse them for $260,000 of their expenses associated with merger negotiations between our companies. (See "Legal Proceedings," below, for a more detailed explanation of this matter.) As a result we accrued that amount as a contingent liability during the quarter ended June 30, 2002. A settlement agreement was signed and the lawsuit dismissed eliminating the contingent liability and therefore the accrual was reversed in the period ended March 31, 2003 reducing general and administrative expenses. Further cost reductions in general and administrative expenses at current revenue levels are unlikely. We anticipate that general and administrative expenses will increase in future years as our business grows.

         Bad Debt Expense

         Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. These installment contracts are sometimes sold to various finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with theses sales. The down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as advertising, meeting room expense, travel, etc. have already been incurred, we believe extending this credit on these terms is prudent even though we incur significant bad debt expense.

         Bad debt expense was $9,816,200 in the nine-month period ended March 31, 2003 compared to $3,256,152 in the prior fiscal year. The increase is due to an increase in the number of workshops held, an increase in the number of installment contracts carried by us and to our recent collection experience.
During the nine-month period ended March 31, 2003 workshop sales financed by installment contracts were approximately $16.0 million compared to $9.4 million in the comparable period of the prior fiscal year. As a percentage of workshop sales, however, installment contracts were 56% in the nine-month period ended March 31, 2003 compared to 59% in the nine-month period ended March 31, 2002. During the first fiscal quarter of fiscal year 2002 there were no finance companies willing to purchase our installment contracts. During the nine-month period ended March 31, 2003 the contracts carried by us, before any adjustment for an allowance for doubtful accounts, increased by approximately $5.5 million to approximately $12.7 million. The balance carried at June 30, 2002 was approximately $7.2 million. This required an increase in our allowance for doubtful accounts of approximately $2.3 million. Based on our increased volume of installment contracts, our collection history and the possible consequences of the full recourse installment contract sales it was necessary to increase the allowance for doubtful accounts to provide for possible future losses. The table below shows the activity in our allowance for doubtful accounts during the nine-month period ended March 31, 2003.

         Allowance balance at the beginning of the period          $3,413,981

         Plus provision for doubtful accounts                       9,816,200

         Less accounts written off                                 (7,490,440)

         Plus collections on accounts previously written off          262,889
                                                                ----------------
         Allowance balance at the end of the period                $6,002,630
                                                                ================
         Interest Income

         Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the nine-month period ended March 31, 2003 was $549,414 compared to $265,962 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses.

         Interest Expense

         Interest expense during the nine-month period ended March 31, 2003 decreased to $29,483 from $1,925,643 in the nine-month period ended March 31, 2002. Included in interest expense in the nine-month period ended March 31, 2002 was a one-time charge of $437,474 relating to the conversion of an 8% convertible debenture belonging to King William, LLC into common stock and a charge of $708,542 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the nine-month period ended March 31, 2002 instead of being amortized over the life of the notes. We have repaid most the various debt instruments, which created the balance of the interest expense for the nine-month period ended March 31, 2002.

         Income Taxes

         Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences in generally accepted accounting principals ("GAAP") and accounting for tax purposes caused us to have a tax loss for the fiscal year ended June 30, 2002. For the nine-month period ended March 31, 2003 we have estimated our taxable income to be approximately $2,500,000. Total income taxes due on this amount are estimated to be approximately $1,000,000, of which $539,973 is deferred into future periods because of temporary differences between GAAP and tax accounting. The remaining $450,275 is the income tax expense reported for the nine-month period ended March 31, 2003. During the quarter ended March 31, 2003 we incurred a tax liability for the first time in this fiscal year after the application of the net operating loss carry forward ("NOL").

         Our NOL, representing the losses reported for tax purposes from the inception of the Company through June 30, 2002, is subject to a limitation as defined in Section 382 of the Internal Revenue Code. Operating losses from prior years are normally available to offset taxable income in subsequent years. However, Section 382 places a limitation on the amount that can be used in any one year if a "change in control" as defined in the Internal Revenue Code has occurred. Since its formation, the Company has issued a significant number of shares and purchasers of those shares have sold some of them, with the result that a change of control as defined by Section 382 has occurred. We have estimated that the available NOL for the fiscal year ended June 30, 2003 will be approximately $2.7 million. We have undertaken a study to determine the amount of NOL that will be available to us for the balance of this fiscal year and into the future. We anticipate that this study will be completed before the end of our fiscal year, which is June 30, 2003.

         Therefore we have estimated that approximately $1,000,000 of income taxes will have to be paid on the net earnings for the nine-month period ended March 31, 2003 no later than June 15, 2003, unless the study indicates that additional NOL is available to reduce this liability.

         Three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

         Revenue

         Revenues for the three-month period ended March 31, 2003, our third fiscal quarter of fiscal year 2003, increased to $15,786,458 from $7,296,696 in the three month period ended March 31, 2002, an increase of 116%. Revenues for the quarter were effected by the same business model change described above in the discussion of the nine-month period ended March 31, 2003.

         The increase in revenues for the quarter ended March 31, 2003 compared to the three-month period ended March 31, 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current quarter. The number increased to 87 compared to 50 in the quarter ended March 31, 2002. Although the average number of persons (buying units) attending each workshop during both periods remained essentially the same, the percentage of buying units making a purchase in the period ended March 31, 2003 was approximately 36% compared to only approximately 28% in the quarter ended March 31, 2002. The size of the average purchase made at the workshops in the quarter ended March 31, 2003 as approximately $4,700 compared to $4,200 in the comparable quarter of the prior fiscal year.

          Revenue during the quarter ended March 31, 2003 compared to the same period of the prior fiscal year was higher in spite of the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is deferred from the current period. During the quarter ended March 31, 2003 we deferred revenue of $59,384 from current period sales into future periods whereas in the quarter ended March 31, 2002 we recognized revenue of $423,022 of net deferred revenue from sales made in prior periods.

         Gross Profit

         Gross profit for the fiscal quarter ended March 31, 2002 increased to $12,724,229 from $5,804,382 in the comparable period of the prior year. The increase in gross profit primarily reflects the increased revenue. Gross profit as a percent of revenue for the quarter ended March 31, 2003 was 81% compared to 80% for the quarter ended March 31, 2002.

         Cost of revenues includes related party transactions of $348,807 in the quarter ended March 31, 2003 and $157,437 in the comparable period of the prior fiscal year. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         Product Development

         We had no product development expenses for the quarter ended March 31, 2003. Product development expenses in the quarter ended March 31, 2002 were $19,654. They consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software.

         Selling and Marketing

         Selling and marketing expenses for the quarter ended March 31, 2003 increased to $5,017,218 from $3,105,077 in the quarter ended March 31, 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current quarter and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the quarter ended March 31, 2003 were approximately $2.0 million compared to $1.2 million in the quarter ended March 31, 2002. Selling and marketing expenses as a percentage of sales were 32% of revenues for the 2003 fiscal quarter compared to 43% for the quarter ended March 31, 2002.

           Selling and marketing expense includes related party transactions of $160,277 and $85,866 in the quarters ended March 31, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 9. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses for the quarter ended March 31, 2003 increased to $1,197,797 from $968,712 in the comparable quarter of the previous fiscal year. This increase is attributable to payroll and related expenses, increased accounting fees and an increase in financial discounts associated with the installment contracts we accept as one form of payment from our customers. (See the discussion for the nine-month period above for a complete explanation of financial discounts.) General and administrative expenses during the quarter ended March 31, 2003 increased in spite of the reversal of an accrued liability of $260,000 associated with the Category 5 Technologies, Inc. settlement, which is described in detail in the discussion of general and administrative expenses for the nine-month period ended March 31, 2003 above. We anticipate that general and administrative expenses will increase in future quarters as our business grows.

         Bad Debt Expense

         Bad debt expense was $4,611,640 in the quarter ended March 31, 2003 compared to $1,251,021 in the same quarter of the prior fiscal year, an increase of $3,360,619. The increase is due to an increase in the number of workshops held, an increase in the number of installment contracts generated at those workshops as a percentage of total units sold, an increase in the number of contracts carried by us and to our recent collection experience. During the quarter ended March 31, 2003 the contracts carried by us increased by approximately $3.1 million. The table below shows the activity in our allowance for doubtful accounts during the quarter ended March 31, 2003.

         Allowance balance at the beginning of the quarter         $4,593,880

         Plus provision for doubtful accounts                       4,611,640

         Less accounts written off                                 (3,259,756)

         Plus collections on accounts previously written off           56,866
                                                                 ---------------
         Allowance balance at the end of the quarter               $6,002,630
                                                                 ===============

         Interest Income

         Interest income for the three-month period ended March 31, 2003 was $218,197 compared to $96,577 in the comparable period of the prior fiscal year. Interest income is derived from the installment contracts carried by the Company.

         Income Taxes

         We have net operating loss carry forwards sufficient to reduce our provision for income taxes for the quarter ended March 31, 2003 to $450,275, therefore, we have established a provision for federal income taxes in that amount in our Statement of Earnings. See the discussion above for the nine-month period ended March 31, 2003 for a more detailed explanation of our income tax situation.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from its inception through the fiscal year ended June 30, 2001. The Company was profitable during the fiscal year ended June 30, 2002 and has been profitable for the nine-month period ended March 31, 2003. The Company, however, has a cumulative net loss of $66,100,030 through March 31, 2003. At March 31, 2003 the Company had $926,121 cash on hand, working capital of $3,293,997 and equity of $6,331,185. Management believes that through future profitable operations and the raising of additional equity or debt capital, if necessary, the Company will be able to continue operating as a going concern. However, there can be no assurance that if additional capital is required that it will be available. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the inability to continue as a going concern .


          Cash

         At March 31, 2003, we had $926,121 of cash on hand, an increase of $406,373 from June 30, 2002.

         Net cash provided by operating activities was $853,934 for the nine-month period ended March 31, 2003. The significant items contributing to net cash provided by operating activities were net income of $3,420,431, a provision for bad debts of $9,816,200, and depreciation and amortization of $309,321, but partially offset by an increase in accounts receivable of $12,181,097.

         The increase in accounts receivable occurred because we generated approximately $12 million in installment contracts during the nine-month period ended March 31, 2003 that were not sold to finance companies. Because the contracts are sold on a discounted basis, over the life of the contract we will have a greater cash flow from collecting the monthly payments than from selling them. The decision to sell or retain the contracts is part of our cash management system and is governed by our cash requirements at the time.

         Trade Receivables

         Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $4,842,742 at March 31, 2003 compared to $2,247,129 at June 30, 2002. Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $2,243,574 at March 31, 2003 compared to $1,673,740 at June 30, 2002. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after March 31, 2003 are carried as long-term trade receivables. A significant portion of our revenue is derived each year from installment contract sales. During the nine-month periods ended March 31, 2003 and 2002 the percentage of total revenue attributable to installment contracts was approximately 42% and 36% respectively. During the nine-months ended March 31, 2003 we generated approximately $16.0 million in installment contracts of which approximately $3.9 million were sold upon origination to finance companies with the balance being carried by us. After the contracts carried by the Company have been successfully collected for a period of between 3 and 6 months they become eligible for purchase by finance companies. During October 2002, we sold some of these aged contracts having a principal balance of approximately $405,000 and they generated approximately $317,000 in cash for us. Additional contracts are currently eligible for sale and may be sold from time to time as our cash requirements dictate.

         Accounts Payable

         Accounts payable, including related party transactions, at March 31, 2003, totaled $1,094,373 as compared to $1,327,102 at June 30, 2002. As of March 31, 2003 our accounts payable were generally within our vendor's terms.

         Deferred Revenue

         Deferred revenue, to be recognized in future periods, totaled $459,451 at March 31, 2003 as compared to $705,558 at June 30, 2002. We recognize deferred revenue as our services related thereto are rendered or when the time period in which customers have the right to receive the services expires. The decrease from the prior fiscal year end is the result of a change in the products offered starting October 1, 2000 at our Internet training workshops. Under this new model, we now recognize most of the revenue generated at our Internet workshops at the time of the sale and delivery of the SOS product to our customer.

         Stockholders' Equity

         Stockholders' equity increased to $6,331,185 at March31, 2003, as compared to $2,468,574 at June 30, 2002. This mainly resulted from net earnings during the current nine-month period.

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

         SFAS 142 was applicable to the Company beginning July 1, 2002. As a result we discontinued the amortization of goodwill and arranged for an independent evaluation to determine if an impairment to our goodwill existed. We hired an independent consulting firm to perform an appraisal as of December 31, 2002. Based on their report, management found that no impairment existed. We are now obligated to make this review annually as of December 31 of each year or sooner if events and circumstances occur that might affect the carrying value of our goodwill.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. Since we have had no Exit or Disposal activity since December 31, 2002, we do not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.

         In October, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). This standard relates to acquisitions of financial institutions and is not expected to affect the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148). This standard amends the disclosure and certain transition provisions of SFAS 123, Accounting for Stock-Based Compensation. Its disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company does not expect that adoption of SFAS 148 will have a material impact on its financial condition or results of operations.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In April 2002 Category 5 Technologies, Inc. ("Cat 5") filed a lawsuit seeking reimbursement of $260,000 of their expenses associated with merger negotiations between our companies. We have resolved this matter and entered into a First Amendment to Termination Agreement with Cat 5 dated as of March 10, 2003 memorializing that resolution. On April 9, 2003 a STIPULATION OF SETTLEMENT AND ORDER OF DISMISSAL, Case No. 020902991 was signed by Judge J. Dennis Frederick dismissing the lawsuit with prejudice.

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

         About two years ago, based on various allegations and customer complaints, the FTC re-opened its investigation of the Company, requesting once again complete details about the Company, its marketing, sales, customer service policies and other matters. The FTC also obtained details regarding customer complaints from the Better Business Bureau and various AG offices, and was fully aware of the "wrong doings" alleged by a nationally broadcast television story. In addition, FTC representatives attended one or more of the Company's workshops, visited the Company's offices and were afforded an opportunity to review the Company's customer files. After nearly two years in this most recent investigation, the Company received written notice that the FTC investigation has been officially closed.

         In its letter the FTC's states that it "... has conducted a nonpublic investigation to determine whether Galaxy Mall and related entities have violated the Federal Trade Commission Act through the use of deceptive practices in connection with the sale of electronic "storefronts" or web sites or storefront-related products or services." and concludes in part by stating, "Upon further review of this matter, it now appears that no further action is warranted by the Commission at this time. Accordingly, the investigation has been closed." The FTC letter also states that "The Commission reserves the right to take such further action as the public interest may require."

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

         From time to time, we receive inquiries from and/or have been made aware of investigations by government officials in many of the states in which we operate, as well as by the Federal Trade Commission. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices. We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, although there is often no formal closing of the inquiry or investigation. The Federal Trade Commission investigation has been resolved as indicated above. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers. To date we have been able to resolve these matters on a mutually satisfactory basis.

Item  2.    Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         On February 14, 2003 we issued 9,472 shares of our common stock at a price of $1.95 per share in exchange for 9,472 Exchangeable Shares of StoresOnline.com, Ltd. held by a former employee. The shares of our common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998 which was entered into in connection with our acquisition of StoresOnline.com Ltd. In our opinion, the issuance of these common shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.


Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None



Item 5.           Other Information

         None



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

                                            Imergent, Inc.


                                            By: /s/ John J. Poelman
May 15, 2003                                        John J. Poelman
                                                    Chief Executive Officer




May 15, 2003                                By:  /s/ Frank C. Heyman
                                                     Frank C. Heyman
                                                     Chief Financial Officer

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/   Frank C. Heyman
      Frank C. Heyman
      Chief Financial Officer