Form 10-K
period 2003-06-30
IMERGENT INC
filed 2003-09-29
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark  one)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

         Based on the average of the bid and asked price for the registrant's common stock on the Nasdaq OTC Bulletin Board on September 12, 2003, the aggregate market value on such date of the registrant's common stock held by non-affiliates of the registrant was $66,519,426. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the registrant's common stock, as of September 12, 2003 was 11,267,816.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.



                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.       BUSINESS....................................................... 3
ITEM 2.       PROPERTIES.....................................................17
ITEM 3.       LEGAL PROCEEDINGS..............................................18
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................ 19
ITEM 6.       SELECTED FINANCIAL DATA........................................ 21
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................22
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......37
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................37
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................38
ITEM 9A.      CONTROLS AND PROCEDURES.........................................39

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............39
ITEM 11.      EXECUTIVE COMPENSATION..........................................39
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................39
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................39

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.................................................... 39

SIGNATURES.................................................................. .78



                                     PART I

         Throughout this report, we refer to Imergent, Inc., together with its subsidiaries, as "we," "us," "our company" or "the Company."

         Effective July 2, 2002, we effected a 10:1 reverse split of our shares of common stock. All of our historical share amounts stated herein have been adjusted to reflect this reverse stock split.

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



Item 1.           Business.


General

         We are an e-Services company that offers eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually. Our affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. Our services also help decrease the risks associated with e-commerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider tightly focused on our target market.

         We were incorporated under the laws of Nevada on April 13, 1995, under the name Video Calling Card, Inc. In June 1998, we acquired all of the outstanding capital stock of Netgateway, a Nevada corporation formerly known as eClassroom.com, in exchange for 590,000 shares of our common stock. At the same time, we acquired the assets of Infobahn, LLC d/b/a Digital Genesis, an electronic commerce applications developer, in exchange for 40,000 shares of our common stock. In January 1999, StoresOnline.com, Ltd., a Canadian corporation and our wholly owned subsidiary, acquired all of the outstanding capital stock of Spartan Multimedia, Ltd., an Internet storefront developer and storefront service provider, in exchange for 371,429 shares of Class B common stock of StoresOnline.com which were exchangeable on a one-to-one basis for shares of our common stock. In November 1999, we reincorporated under the laws of Delaware.

         In June 2000, we acquired all of the outstanding capital stock of Galaxy Enterprises, Inc., a Nevada corporation, in exchange for approximately 390,000 shares of our common stock. Galaxy Enterprises was organized as a Nevada corporation on March 3, 1994. Galaxy Enterprises was originally formed under the name Cipher Voice, Inc. In December 1996, Galaxy Enterprises acquired all of the issued and outstanding common stock of Galaxy Mall, Inc., a Wyoming corporation, in exchange for 3,600,000 shares of Galaxy Enterprises common stock and changed its name from Cipher Voice, Inc. to Galaxy Enterprises, Inc. Effective May 31, 1999, Galaxy Enterprises, through its wholly owned subsidiary IMI, Inc., acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company. In January 2001, we sold our IMI subsidiary to Capistrano Partners LLC. At the time of the original transaction, Capistrano Partners LLC was an unrelated third party, but the sole member of Capistrano is now an equity investor in us.

         In August 2000, we announced that we would close our Long Beach headquarters and consolidate it with our Orem, Utah operations. After the relocation of our operations to Utah we dramatically slowed the development of our Internet Commerce Center, or ICC, stopped substantially all sales and marketing activity for business-to-business solutions based on the ICC and terminated the employment of the ICC engineering, sales and marketing teams. During fiscal year 2003 our contracts with the last of the business-to-business customers served by the ICC terminated and we have exited that business. After the relocation of our operations to Utah, we also restructured our CableCommerce operations. Through July, 2001 we continued to work with our cable operator partners in support of existing Internet cable malls and to increase the number of merchants hosted on these malls, but our activity in this regard was greatly reduced effective January 2001 as a result of reductions in the size of the sales and marketing team. In July 2001, we transferred to a third party the opportunity to market these product and service offerings to both our existing cable operator business partners and others. Pursuant to this arrangement we continued for a period of time to provide the underlying technology, hosting and other services, but all of these services have now been terminated and the then existing Internet cable malls were shut down during fiscal year 2002 and we have now exited that business.

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

         In April 2002, Nielsen/NetRatings, Inc. estimated yet another increase in USA Internet users to over 168.8 million, and the growth trend continues worldwide as well as reported by Nua Ltd., to over 605.6 million Internet users worldwide as of January 2003.

         The continued growth of business-to-consumer eCommerce and the growing acceptance of eCommerce as a mainstream medium for commercial transactions, presents a significant opportunity for companies, including small businesses and entrepreneurs. To take advantage of this opportunity they must extend their marketing and sales efforts to the Internet, and existing businesses often must transform their business to be able to successfully conduct commerce by means of the Internet. A company seeking to effect such a transformation or launch a business on the Internet often needs outside technical expertise to assist in identifying viable Internet tools, and to develop and implement reasonable strategies all within the budget of the company or entrepreneur, especially if the company or entrepreneur believes that rapid transformation or launch will lead to a competitive advantage.

         We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies (e-Service companies), each offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, Website design and hosting. We believe that there is a very large, fragmented and under-served market for entrepreneurial companies searching for professional services firms that offer turnkey business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

         We believe that few of the existing e-Services providers targeting small businesses and entrepreneurs have the range of product and service offerings that focus on the peculiar needs of this market. We believe that this market requires an easy to adopt platform of product and services offerings that assists in a coordinated transformation or launch of a business in a way that embraces the opportunities presented by the Internet. Accordingly, we believe that these organizations are increasingly searching for a firm such as ours that offers turn-key business-to-consumer eCommerce solutions focused on their e-Services requirements, which include training, education, technology, creative design, transaction processing, data warehousing/hosting, transaction reporting, help desk support and consulting. Furthermore, we believe that our target market will increasingly look to Internet solutions providers that leverage industry and client practices, increase predictability of success of their Internet initiative and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

Our Business

         Offering services to Small Businesses and Entrepreneurs

         We offer a continuum of services and technology to the small business owner and entrepreneur. Our services start with a complimentary 90-minute informational Preview Training Session for those interested in extending their business to the Internet. These Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet. We typically conducted 30-45 sessions each week across the United States. At these Preview Training Sessions, our instructors preview the advantages of establishing a website on the Internet, answer in general terms many of the most common questions new or prospective Internet merchants have, and explain in general terms how to develop an effective marketing and advertising strategy and how to transform an existing "brick and mortar" company into a successful e-commerce enabled company.

         Approximately two weeks after each Preview Training Session, we return to conduct an intensive eight hour Internet training workshop which provides Internet eCommerce and website implementation training to a subset of the small business owners and entrepreneurs that attended the preview session. At the Internet training workshop, attendees learn more of the detail, tips, and techniques needed to transform an existing "brick and mortar" company into an eCommerce success. They learn how to open and promote a successful Internet business, including a plain English explanation of computer/Internet/technical requirements and e-commerce tools, specific details and tips on how to promote and drive traffic to a website and techniques to increase sales from traffic to a website.

         At the conclusion of the workshop, the attending small business owner or entrepreneur, is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and an integrated package of services and thereby become an Internet merchant and client of the company.

         The integrated package of services includes:

     o The ability to create up to three different, fully eCommerce enabled websites, with the option to host such on our servers

     o    Access  to  our  detailed   resource  center  of  Internet   marketing
          information

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

     o    Internet classified advertisements

     o    Merchant accounts for real-time on-line credit card processing

     o    Testing and marketing tools (auto responders)

         The license to our StoresOnline software and website development platform permits the client to create up to three custom websites. Alternatively, if the client prefers, as part of their setup and first year hosting fee, the client can use our development team of employees and contractors to assist with the design and setup of the website. The client can choose to create either a static, standalone site hosted by a third party, or a dynamic website hosted by us for an additional fee. The dynamic websites hosted by us allow the client to take advantage of the dynamic website updating capabilities of the StoresOnline platform and other benefits provided by the hosting service.

         Following the initial sale to a client, we seek to provide additional technology and services to our clients. On the services side, we offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content, pages powered by Macromedia(R) Flash and Director programming techniques. We also offer commitments to deliver page view traffic to clients' websites and a ten week coaching and mentoring program. The coaching and mentoring program is provided by a third-party and involves a series of telephone training sessions with a tutor who provides specific assistance in a variety of areas, including Internet marketing. We continue to explore ideas, products and services to enhance ongoing customer training and assistance.

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

         In addition to seeking to grow by increasing the number of Preview Training Sessions and Workshops in the United States, we intend to continue an international expansion of our business, initially into selected English-speaking countries in the Asia Pacific region, South Africa, Canada and Europe and possibly thereafter to additional countries in Asia. Our research indicates that we should experience lower customer acquisition costs in these regions than we currently experience in the United States and that our turnkey product and service offering for small businesses and entrepreneurs may enjoy a first mover advantage in some of these markets. We have been encouraged by our initial experiences in some of these markets, which have validated our research and indicated that, in time, we could experience results that are comparable to those we have historically experienced in the United States market. We are continuing to refine and test our international market strategies based on these initial experiences and have initiated the establishment of strategic alliances with other companies with experience in certain of these countries to assist in this effort. We will launch in a new international market only if we are confident that we will be able to operate profitably in that market and will continue to operate in a market for a sustained period only if we are able to operate profitably in that market.

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

         Our Technology

         We believe that a key component of our success will be a number of new technologies we have developed. We believe that these technologies distinguish our services and products from those of our competitors and help substantially to reduce our operating costs and expenses. The most important of these are our StoresOnline software and hosting platform and our Dynamic Image Server technology.

         The StoresOnline platform is a web-based turnkey eCommerce development platform, which has been continuously improved over the past decade. The current version of the StoresOnline platform represents the culmination of over ten years of development effort on a platform that has hosted over 20,000 eCommerce-enabled websites and, in the past, has received broad acceptance in the fast growing market of small businesses and in the entrepreneurial community. The current StoresOnline platform version represents a continued stage of evolution towards an easier to use and more scalable application. The most recent additions and enhancements to the software include several new features, including the support of additional credit card processing companies, a tracking package which allows both numerical and graphical display of site traffic statistics, new target market/entry page functions, and an expanded library of design templates, customer management tools, in addition to enhancements to existing features.

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

         Our DynamicImage Server allows images to be created dynamically rather than by uploading images or using stock photos or clip art. A user can create images dynamically through the manipulation of multiple image variables (such as background color, text, borders, sizing, dropshadows, etc.) in a simple "point and click" environment. This feature allows the automatic generation of image permutations, allowing a customer, for example, to view all of the different possible combinations of shirts, tie, sport coats, and slacks before purchase. The DynamicImage Server allows for quick and easy creation of graphical and professional looking storefronts.

         Other Product and Service Offerings

         We formerly delivered business-to-business eCommerce solutions to a limited number of clients for whom we maintained custom eCommerce applications. We are no longer actively promoting this line of business and are not spending significant resources to further develop or expand this business or its core technology - the Internet Commerce Center.

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

         Sales and Marketing

         Because most of our products are sold at the end of our workshop sessions and to persons who have attended these workshop sessions in the past, we must make a significant investment before any sales are made to get the customers to workshops. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model which are intended to further reduce the level of investment necessary to get a customer to attend our events and to increase our value proposition to that customer, thereby increasing overall sales.

         We advertise our preview sessions in direct mail and e-mail solicitations targeted to potential customers meeting established demographic criteria. The mailing lists we use are obtained from list brokers. The direct mail and e-mail pieces are sent several weeks prior to the date of the preview session. Announcements of upcoming preview sessions also appear occasionally in newspaper advertisements and radio spots in scheduled cities. Finally, we promote our preview and workshop sessions through other third-party training companies.

         We also use outsourced telemarketing programs to sell products and services to preview and workshop attendees and to our existing client database.

         Research and Development

         During the years ended June 30, 2003, and June 30, 2002, respectively, we invested, on a consolidated basis, approximately $348,000 and $345,000, respectively, in the research and development of our technology almost all of which relates to our StoresOnline platform. Our research and development costs in fiscal 2002 and 2003 focused on refinement and enhancement of Version 4.0 of our StoresOnline product which was released in fiscal 2001. Our specific accomplishments during fiscal year 2003 were the addition of new features to our StoresOnline platform, including the support of additional credit card processing gateways, a tracking package which allows both numerical and graphical display of site traffic statistics, new target market/entry page functions, and an expanded library of design templates, customer management tools and password-protected pages. In general, our research and development efforts during fiscal years 2002 and 2003 have:

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

Competition

         Our markets are becoming increasingly competitive. Our competitors include a few companies that sell through a workshop format like ours which have historically had varying rates of success and longevity, as well as portals, application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as us to the small business and entrepreneur markets.

         Most of these competitors do not yet offer the full range of Internet professional services that we believe our target market requires, but many are currently offering some of these services. These competitors at any time could elect to focus additional resources in our target markets, which could materially adversely affect our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

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

         There are relatively low barriers to entry into our business. Our proprietary technology would not preclude or inhibit competitors from entering our markets. In particular, we anticipate that new entrants will try to develop competing products and services or new forums for conducting eCommerce that could be deemed competitors. We believe, however, that we presently have a competitive advantage due to our proven marketing strategies and the flexibility we have obtained through enhancements to our StoresOnline software. In 1995, certain of our principals were instrumental in creating an Internet marketing workshop industry. We believe that this experience with marketing workshops and our ongoing efforts to improve our offerings and sales and marketing techniques gives us an important competitive advantage.

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

Employees

         As of September 15, 2003, we had 97 full-time employees, including 4 executive personnel, 44 in sales and marketing, 5 in the development of our e-Commerce solutions, 12 in web site production, 15 in customer support and 17 in general administration and finance. We also draw from a pool of 14 independent contractors who speak at our preview and/or workshop training sessions, as required by our schedule of events.

Governmental Regulation

         We are subject to regulations applicable to businesses generally. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We believe that we do not offer our customers a "business opportunity" or a "franchise" as those terms are defined in applicable statutes of the states in which we operate. We believe that we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e. to cancel the sale) for workshop purchases. Although we do not believe we are required to offer such a right in most states, we are evaluating the possibility of offering such a right. If we determine to offer such a right of rescission, our sales could decrease if a significant number of customers who purchase at our workshop elected to exercise that right.

We are also subject to an increasing number of laws and regulations directly applicable to access to, and commerce on, the Internet. In addition, due to the increasing popularity and use of the Internet, it is probable that additional laws and regulations will be adopted with respect to the Internet in the future, including with respect to issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risk Factors

         You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

         Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

         Fluctuations in our operating results may affect our stock price and ability to raise capital.

         Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of
(i) our limited operating history and (ii) the emerging nature of the markets in which we compete. In addition, during the second two fiscal quarters of our fiscal year ended June 30, 2001 and the first two fiscal quarters of our fiscal year ended June 30, 2002, we enjoyed a benefit resulting from the recognition of deferred revenue, which benefit we do not expect to reoccur. Furthermore, our fiscal year ended June 30, 2002 was our first-ever profitable year. Our future results may fluctuate, causing our results of operations to fall below the expectations of investors and potentially causing the trading price of our common stock to fall, impairing our ability to raise capital should we seek to do so. Factors that could cause our quarterly results to fluctuate include the following factors, among others:

     o    our ability to attract and retain clients

     o one time events that negatively impact attendance and sales at our preview sessions and Internet training workshops

     o    intense competition

     o Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce

     o our ability to timely and effectively upgrade and develop our systems and infrastructure

     o    changes to our business model resulting from regulatory requirements

     o    our ability to control our costs

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

         Our ability to use our net operating loss carryforwards may be reduced. This could adversely affect our net income and cash flow.

         Our net operating loss carry forward ("NOL"), which is approximately $43 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of our company as of April 3, 2002. We also believe that, based on a valuation of our company as of June 25, 2000, which evaluation is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing us to utilize our entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal year 2003, plus related interest, which could materially adversely impact our financial position.

         In addition, future changes in ownership of more than 50% may further limit the use of these carryforwards. Our earnings and cash resources will be materially and adversely affected by this limitation if future earnings exceed the benefit of the limited net operating loss carryforwards. A stock ownership change could occur as a result of circumstances that are not within our control. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have fully reserved the deferred tax asset at June 30, 2003.

         We are the subject of a number of lawsuits and Governmental inquiries and investigations that could require us to change our sales and marketing practices or pay damages or fines which could negatively impact our financial results.

         Throughout our history we have received inquiries from and have been made aware of investigations by the Federal Trade Commission and government officials in many of the states in which we operate. We have also received inquiries from counsel representing and been sued by customers who are dissatisfied with our product. We believe that, to date, we have generally been successful in addressing the concerns raised by these matters through one or more of the following: the provision of a more complete explanation of our business, minor modifications of our sales and marketing practices, and direct dialogue with customers to resolve the customer's concerns on a mutually satisfactory basis. Nevertheless, there can be no assurance that the ultimate resolution of the currently pending or possible future lawsuits, inquiries or investigations will not have a material adverse effect on our business or operations.

         We depend on our senior management, and their loss or unavailability could put us at a serious disadvantage.

         We depend on the continued services of our key personnel, including our president, chief executive officer, chief financial officer, chief technical officer and vice-president of operations, as well as the speakers at our previews and workshops and other key personnel. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these executives could negatively impact our performance. In addition, we expect that we will need to hire additional personnel in all areas if we are able to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

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

         We need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so it may require us to raise additional working capital.

         We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are either sold to one of several third parties or serviced by a third party. Thereafter we sometimes seek to sell the serviced contracts to the servicer and other third parties. We have in the past experienced difficulties selling these installment contracts at levels which provide adequate cash flow for our business. Although we have not recently experienced difficulties selling our installment contracts at the levels our cash requirements dictate, a recurrence of those conditions would likely require us to raise additional working capital to allow us to carry these assets on our balance sheet. All of our present installment contract sales arrangements are subject to termination at any time by notice to us.

         We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers.

         For the fiscal year ended June 30, 2003 approximately $22 million, or 42%, of our total revenue was received from customers through credit card payments. Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account and requires that we keep reserves on deposit with it to protect the financial institution against losses it may incur with respect to the account. Although this had not recently been the case, we have in the past experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and rate of charge-backs, among other reasons. If we were to experience a significant reduction in or loss of these accounts our business would be severely and negatively impacted.

         We are dependent on arrangements that allow us to sell to our customers the ability to accept credit card payments for products and services sold on their websites.

         During the fiscal year ended June 30, 2003 we derived approximately $6.9 million, or 13% of our total revenues, from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from an unrelated third party. Prior to October 1, 2002, this product was obtained from Electronic Commerce International, Inc. ("ECI") which was owned by John J. Poelman, our former chief executive officer who, effective that date, sold certain of ECI's assets and liabilities, including the use of its corporate name and its contractual relationship with us, to the third party. Our contract with the third party may be terminated by it at any time after August 1, 2005 on 120 days written notice to us. Were we to lose our access to this product or if its cost increased our business could be negatively impacted, and if we are not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

         We might require additional capital to support business growth, and such capital might not be available.

         We intend to continue to make investments to support business growth and may require additional funds to respond to business opportunities and challenges, which include the opportunity to increase our revenue by increasing the number of customer installment contracts that we retain and carry rather than sell, the need to develop new products or enhance existing products, the need to enhance our operating infrastructure and the opportunity to acquire complementary businesses and technologies. Accordingly, we may elect or need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

         Our operations could be hurt by terrorist attacks, fear of disease and other activity and events that make air travel difficult or reduce the willingness of customers to attend our group meetings.

         We rely on frequent presentations of our preview training sessions and Internet training workshops by a limited number of persons in various cities and these persons generally travel by air. In addition, these preview training sessions and Internet training workshops involve large groups of persons in upscale and sometimes marquis hotel facilities. Our business would be materially and adversely affected by air travel becoming less available due to significant cut backs in the frequency of service or significant increases in processing times at airports due to security or other factors or by air travel becoming unavailable due to governmental or other action as was the case during a brief period during September 2001. In addition, our business would be materially and adversely affected if our potential customers were to become fearful of attending large public meetings in large hotels.

         The market for our products and services is evolving and its growth is uncertain.

         The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of them internationally are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance or if our efforts to expand internationally do not sustain market acceptance.

         We may not have the resources to compete with other companies within our industry.

         Although most of our direct competitors have not to date offered a range of Internet products and services comparable to those offered by us, many have announced their intention to do so. These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

         Expansion    into    international    markets   and    development   of
     country-specific eCommerce products and services may be difficult or unprofitable.

         We are working to expand our operations into selected international markets and, based on the results of these operations, we plan to continue to expand our international operations. Although we intend to expand into these markets cautiously there are difficulties inherent in doing business in international markets such as:

     o cultural and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our preview sessions and Internet training workshops and/or lower than anticipated sales
     o banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites
     o    unproven markets for our services and products
     o    unexpected changes in regulatory requirements
     o    potentially adverse tax environment
     o    export restrictions and tariffs and other trade barriers
     o burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to sales and marketing practices, intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet, and
     o    fluctuations in currency exchange rates.

         Management beneficially owns approximately 11% of our common stock and their interests could conflict with other stockholders.

         Our current directors and executive officers beneficially own approximately 11% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

         Our future success depends on continued growth in acceptance of the Internet as a business medium.

         In order for us to attain success, the Internet must continue to achieve widespread acceptance as a business medium. In addition, the businesses and merchants to whom we market our products and services must be convinced of the need for an online eCommerce presence and must be willing to rely upon third parties to develop and manage their eCommerce offerings and marketing efforts. It remains uncertain whether sustained significant demand for our products and services as sold through our workshop format will exist and whether our distribution channel to our target markets will establish itself as the preferred channel If we are not successful in responding to the evolution of the Internet and in tailoring our product and service offerings to respond to this evolution, our business will be materially and adversely affected.

         Evolving regulation of the Internet, including the use of e-mail as a marketing tool, may harm our business.

         As eCommerce continues to evolve it is subject to increasing regulation by federal, state, or foreign agencies. Areas subject to regulation include the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

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

         We rely upon copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, business partners and others to protect our proprietary rights, but we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. We do not currently have any patents or registered trademarks, and effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. In addition, there can be no assurance that a patent will issue or a trademark will be referred based on our pending applications.

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

         Substantially all of our network infrastructure is located in Utah, an area susceptible to earthquakes. We do not have multiple site capacity if any catastrophic event occurs and, although we do have a redundant network system, this system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or eCommerce services, our business and reputation could suffer substantial adverse publicity and impairment. We do not carry sufficient business interruption or other insurance at this time to compensate for losses that may occur as a result of any of these events.

         Investors will incur immediate and substantial dilution.

         Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2003, we had outstanding stock options to purchase approximately 1.2 million shares of common stock and warrants to purchase approximately 631,000 shares of common stock. To the extent that such options and warrants are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, be convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

         In addition, our corporate charter provides for a staggered board of directors divided into two classes. Provided that we have at least four directors, it will take at least two annual meetings to effectuate a change in control of the board of directors because a majority of the directors cannot be elected at a single meeting. This extends the time required to effect a change in control of the board of directors and may discourage hostile takeover bids. We currently have five directors.

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

         Some investors view low-priced and Bulletin Board stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present. Stockholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on the NASDAQ SmallCap Market or the NASDAQ National Market. In addition, the market for our common stock may not always be an active market. Our common stock now trades on The NASDAQ Over the Counter Bulletin Board. We have applied for listing of our common stock on the NASDAQ SmallCap Market and believe that we meet the requirements for listing thereon. However our application is subject to review and approval by the NASDAQ and there can be no assurance that our application will be approved.

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

         The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 12, 2003, we had outstanding 11,267,816 shares of common stock, of which approximately 3,914,588 were freely tradable. Approximately 1,824,988 shares were reserved for issuance pursuant to exercise of warrants and options. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of the lock-up agreements.

Item 2.           Properties.


         Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. The property consists of approximately 12,500 square feet leased from an unaffiliated third party. The lease terminates on May 31, 2005. The annual rent during our fiscal year ending June 30, 2004 will be approximately $271,250. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries throughout the world at which we host our preview sessions and Internet training workshops. We are under no long-term obligations to such hotels.

Item 3.           Legal Proceedings.


         We previously reported that we were the subject of a nonpublic investigation by the Federal Trade Commission. The first investigation activity began nearly five years ago when the FTC had announced what they refer to as a "sweep" of the industry. We cooperated fully with all requests for information and details, and after over a year's investigation, no action against us was taken and the case went dormant. During this same period of time, other unrelated companies and individuals targeted by the FTC were subject to consent agreements and injunctions and paid large financial penalties. Some of those companies are no longer in business.

         About two years ago, based on various allegations and customer complaints, the FTC re-opened its investigation of us, requesting once again complete details about us and marketing, sales, customer service policies and other matters. The FTC also obtained details regarding customer complaints from the Better Business Bureau and various AG offices, and was fully aware of the "wrong doings" alleged by a nationally broadcast television story. In addition, FTC representatives attended one or more of our workshops, visited our offices and were afforded an opportunity to review our customer files. After nearly two years in this most recent investigation, we received written notice that the FTC investigation had been officially closed.

         In its letter the FTC states that it "... has conducted a nonpublic investigation to determine whether Galaxy Mall and related entities have violated the Federal Trade Commission Act through the use of deceptive practices in connection with the sale of electronic "storefronts" or web sites or storefront-related products or services." and concludes in part by stating, "Upon further review of this matter, it now appears that no further action is warranted by the Commission at this time. Accordingly, the investigation has been closed." The FTC letter also states that "The Commission reserves the right to take such further action as the public interest may require."

         We certainly regret even one complaint, but can no more accept responsibility for failure of a business that purchases its products and services than the telephone company, a computer manufacturer or a business college, can accept responsibility for the failure of a customer or student to achieve success using, or not using, their telephone or computer or the knowledge learned from a college course. Although we are constantly looking for ways to improve our products and services, because our products and services are used by entrepreneurs and small businesses with such a broad range of objectives, backgrounds and skills, we anticipate that we will continue to receive complaints from some of our customers who are not able to successfully establish or extend their business on the Internet.

         Regardless, we remain committed to work with and assist each of our customers by providing them information and tools necessary to help them extend their business to the Internet.

         We are pleased that the FTC's investigations over this long period of time has been closed without any formal action by the agency. We have long believed that we operate our business with integrity and in compliance with applicable laws and regulations. We fully support the various federal and state agencies that we interact with and, as in the past, will continue to cooperate with them.

         From time to time, we receive inquiries from and/or have been made aware of investigations by government officials in many of the states in which we operate, as well as by the Federal Trade Commission. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices. We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, although there is often no formal closing of the inquiry or investigation. The Federal Trade Commission investigation has been resolved as indicated above. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving the currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or operations.

         On June 3, 2003, the Utah Department of Commerce, Division of Consumer Protection, issued an Administrative Citation In the Matter Of: Imergent, Inc. and StoresOnline, Inc., previously known as Galaxy Mall, Inc., UDCP Case No. CP30320 et al. The Administrative Citation, among other things, alleged that we have violated the Utah Business Opportunity Disclosure Act, Utah Code Ann. ss. 13-15-1, et seq., and the Utah Consumer Sales Practices Act, 13-11-1 et seq. In the Administrative Citation, the Division of Consumer Protection is seeking a maximum potential fine of $1,000 for alleged violation of the Utah Business Opportunity Disclosure Act registration requirements, $89,000.00 in potential maximum fines for the alleged violation of the disclosure requirements of the Utah Business Opportunity Disclosure Act, $89,000.00 in fines for the alleged violation of the deceptive acts or practices portions of the Utah Consumer Sales Practices Act, and $83,000.00 in fines for the alleged failure to provide buyers a three day right of rescission under the Utah Consumer Sales Practices Act. The Utah Division of Consumer Protection reserved the right to amend the
Administrative  Citation  and has  informed  us that it  intends  to  amend  the
Administrative Citation. We have denied the allegations in the Administrative Citation, and a hearing before a hearing officer under the Utah Administrative Procedures Act has been scheduled. Discussions with the state of Utah to resolve this matter are in progress. We believe that we have valid defenses to the Administrative Citation and intend to vigorously defend against the Administrative Citation.

         On April 22, 2003, Maria J. Smith, purportedly on behalf of herself and the general public as private attorney general, filed a Complaint For Unfair Competition (California Business & Professions Code ss. 17200 et seq.) against our subsidiary Galaxy Mall, Inc., and other defendants, including Electronic Commerce International, Inc. ("ECI"), in Orange County Superior Court, Central Justice Center, in the State of California, before the Honorable Steven Perk, Dept. C27 (Case No. 030005871). ECI is owned by John J. Poelman, our former Chief Executive Officer and a former director. The complaint purportedly alleges, among other things, that the products and services acquired by the plaintiff were products and services that she did not need or were otherwise available to her through other means. Ms. Smith seeks preliminary and permanent injunctive relief, restitution in an unspecified amount for the benefit of members of the general public nationwide, and unspecified attorneys' fees and costs. We filed an answer to the complaint on May 28, 2003 denying the material allegations in Ms. Smith's Complaint and setting forth various affirmative defenses. On June 9, 2003, we filed a Motion To Stay Claims Pursuant to CCP 410.30, requesting that the action be stayed in California and requesting that the plaintiff be required to litigate her claim pursuant to a forum selection clause "in the courts of the State of Utah in the County of Utah or the United States District Court for the State of Utah." Defendant Leasecomm has informed us that they are engaged in negotiations with the plaintiffs to settle this matter and negotiations to reach a global settlement are anticipated. Both Leasecomm and the other named defendant in this case, ECI have indicated that they believe that were they found to be liable that they would be entitled to be indemnified by us with respect to any such liability. We believe that we have valid defenses to the Complaint and the claims for indemnification and if a settlement is not reached we intend to vigorously defend the action.

         We are not currently involved in any other material litigation, however, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these cases will not have a material adverse effect on our business, financial position, or future results of operations. As previously disclosed, on April 8, 2002 Category 5 Technologies, Inc. ("C5T") caused us to be served with a Summons and Complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991, whereby C5T sought judgment against us seeking reimbursement of $260,000 of their expenses associated with merger negotiations between our companies. We have resolved this matter and entered into a First Amendment to Termination Agreement with Cat 5 dated as of March 10, 2003 memorializing that resolution. On April 9, 2003 a Stipulation of Settlement and Order of Dismissal was entered, dismissing the lawsuit with prejudice.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.


Market Information

         Our common stock has traded on the Nasdaq OTC Bulletin Board since July 3, 2002 under the symbol "IMGG." From January 10, 2001 to July 2, 2002, our common stock traded on the OTC Bulletin Board under the symbol "NGWY." Between November 18, 1999 and January 9, 2001, our common stock traded on The Nasdaq
National Market under the symbol "NGWY." The following table sets forth the range of high and low bid prices as reported on The Nasdaq National Market or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated, all of which reflect the 10:1 reverse stock split effected on July 2, 2002.

                                                               High       Low

Fiscal 2003
     Fourth Quarter.....................................       $4.45     $1.55
     Third Quarter......................................        2.31      1.50
     Second Quarter.....................................        2.30      1.00
     First Quarter......................................        1.45      1.10
Fiscal 2002
     Fourth Quarter.....................................        1.80      0.85
     Third Quarter......................................        3.70      0.90
     Second Quarter.....................................        5.50      2.70
     First Quarter......................................        7.20      2.60

         These bid prices indicate the prices that a market maker is willing to pay. These quotations do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

Security Holders

         There were 683 holders of record of our shares of common stock as of September 12, 2003.

Dividends

         We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Therefore, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

Equity Compensation Plan Information

         The following table and note provide information about shares of our common stock that were issuable as of June 30, 2003 pursuant to exercise of options under all of our existing equity compensation plans.



--------------------------------------------- ------------------------- ----------------------- ----------------------
                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                                Number of securities       Weighted-average         under equity
                                                 to be issued upon          exercise price       compensation plans
               Plan Category                  exercise of outstanding       of outstanding      (excluding securities
                                                      options                  options           reflected in column
                                                                                                        (a))
--------------------------------------------- ------------------------- ----------------------- ----------------------
                                                        (a)                     (b)                         (c)
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity compensation plans approved (1), (3)                 498,750(1)        $ 7.24                              -
    by security holders                                       8,432(2)        $33.20                         65,617
                                                            437,551(3)        $ 6.85                        528,607
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity compensation plans not approved                      179,375(1)         $2.03                        320,625
    by security holders                                           -(3)          -                           500,000
                                                             69,420(4)        $17.66                              -
--------------------------------------------- ------------------------- ----------------------- ----------------------
Total                                                     1,193,528           $ 7.04                        914,849
--------------------------------------------- ------------------------- ----------------------- ----------------------
--------------------

(1) To be issued under our Amended and Restated 1998 Stock Option Plan for Senior Executives. This plan provides for the grant of options to purchase up to 1,000,000 shares of common stock to our senior executives. Options may be either incentive stock options or non-qualified stock options under Federal tax laws. This plan formerly provided for the issuance of up to 500,000 shares and was amended by our Board of Directors on April 9, 2003 to increase by 500,000 shares the number of shares of common stock issuable thereunder as non-qualified stock options. The amendment has not been approved by our stockholders.

(2) To be issued under our 1998 Stock Compensation Program. This program provided for the grant of options to purchase up to 100,000 shares of common to officers, employees, directors and independent contractors and agents. Options may be either incentive stock options or non-qualified stock options under Federal tax laws.

(3) To be issued under our 1999 Amended and Restated Stock Option Plan for Non-Executives. This plan provides for the grant of options to purchase up to 1,000,000 shares of our common stock. Options granted under this plan generally become exercisable in increments over a period of up to four years. This plan formerly provided for the issuance of up to 500,000 shares and was amended by our Board of Directors on April 9, 2003 to increase by 500,000 shares the number of shares of common stock issuable thereunder as non-qualified stock options. The amendment has not been approved by our stockholders.

(4) To be issued under the 1997 Employee Stock Option Plan of Galaxy Enterprises, Inc. This plan was assumed by us pursuant to the terms of our merger with Galaxy Enterprises in June 2000. No additional shares of stock are available for grant under this plan.

Recent Sales of Unregistered Securities

         None.

Item 6.            Selected Financial Data


         The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and reflect the acquisitions of Infobahn Technologies, LLC (d/b/a Digital Genesis) completed on June 2, 1998, Spartan Multimedia, Ltd. completed on January 15, 1999 and Galaxy Enterprises, Inc. completed on June 26, 2000. The acquisition of Galaxy Enterprises, Inc. was accounted for as a pooling-of-interests. Accordingly, all periods prior to the acquisition have been restated. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2003, and the consolidated balance sheet data at June 30, 2003 and 2002 are derived from our consolidated financial statements and are included elsewhere in this document. Prior to the combination, Galaxy Enterprises' fiscal years ended on December 31. In recording the pooling-of-interests, Galaxy Enterprises' financial statements for the years ended December 31, 2000 and 1999 have been restated to conform to our fiscal years ended June 30, 2000 and 1999. The restatement of Galaxy Enterprises' results include a duplication of operations for the period from July 1, 1998 to December 31, 1998. As a result, we have eliminated the related income of $1,733,441 from accumulated deficit for fiscal 1999, which includes $3.7 million in revenue, and Galaxy Enterprises' financial statements for the year ended December 31, 1998 have been combined with our financial statements for the period from March 4, 1998 (inception) through June 30, 1998. SFAS No. 145 relating to the accounting treatment for extinguishment of debt became effective for the Company during FY 2003. As a result a change in the reporting of our operations for FY 2001 became necessary. During the fiscal year ended June 30, 2001 the Company had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145 the Company has reclassified $1,688,956 to income before discontinued operations in its statement of operations included in this annual report. Historical results are not necessarily indicative of the results to be expected in the future.





                                                                          Year Ended
                                           -------------------------------------------------------------------------
                                             June 30,    June 30,    June 30,    June 30,    June 30,    June 30,
                                               2003        2002        2001        2000        1999        1998
                                               ----        ----        ----        ----        ----        ----

Consolidated Statement of Operations Data:                 (in thousands except per share amounts)

Revenue                                        $ 53,225    $ 37,351    $ 43,001    $ 22,150     $10,280     $ 7,268

Income (loss) from continuing operations          5,034       2,199      (2,626)    (42,790)    (16,797)     (8,521)
Income (loss) from discontinued operations          ---         ---        (286)     (1,319)          3           -
Extraordinary items                                 ---         ---        (727)          -       1,653           -
Net income (loss)                                 5,034       2,199      (3,639)    (44,109)    (15,141)     (8,521)

Basic income (loss) per share:
Income (loss) from continuing operations           0.46        0.37       (1.18)     (23.12)     (13.40)      (9.70)
Loss from discontinued operations                   ---         ---       (0.12)      (0.71)          -          -
Extraordinary items                                 ---         ---       (0.33)          -        1.32          -
Net income (loss) per common share                 0.46        0.37       (1.63)     (23.83)     (12.08)      (9.70)

Diluted income (loss) per share
Income (loss) from continuing operations           0.44        0.37       (1.18)     (23.12)     (13.40)      (9.70)
Loss from discontinued operations                   ---         ---       (0.12)      (0.71)          -           -
Extraordinary items                                 ---         ---       (0.33)         -         1.32           -
Net income (loss) per common share                 0.44        0.37       (1.63)     (23.83)     (12.08)      (9.70)

Weighted average common shares outstanding
    Basic                                        11,019       5,874       2,228       1,851       1,254         879
    Diluted                                      11,553       5,878       2,228       1,851       1,254         879

Consolidated Balance Sheet Data:                                        As of June 30
                                           -------------------------------------------------------------------------
                                               2003        2002        2001        2000        1999        1998
                                               ----        ----        ----        ----        ----        ----

Cash                                           $  2,320     $   520     $   149    $  2,607     $   968     $   279
Working capital (deficit)                         5,527         289     (11,352)    (14,845)     (9,292)     (8,733)
Total assets                                     11,522       7,377       6,055      11,851       5,353       2,041
Short-term debt                                     121         242       3,759         409       1,535       2,152
Long-term debt                                      436         421         442           -           -         383
Stockholders' equity (capital deficit)            8,103       2,469      (9,307)    (10,776)     (8,106)     (7,692)


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

General

         Our fiscal year ended June 30, 2003 ("FY 2003") was only the second year since the inception of the Company that we were profitable and the first year that we enjoyed positive cash flow from operating activities. As explained in previous annual reports we closed our Internet Commerce Center and the Cable Commerce division in order to concentrate on our StoresOnline business that services the small business and individual entrepreneur markets. We raised approximately $7.2 million in equity capital through the sale of our convertible notes and common stock in three private placements during the fiscal years ended June 30, 2001 and 2002. Using this cash to retire debt and promote our Storesonline business has enabled us to increase revenues significantly, remain profitable and have positive cash flow from operations. The following discussion further expands on the effects of these changes.

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

         Review by the Securities and Exchange Commission

         On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they had reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent a letter of comments pointing out areas of concern and requesting we answer their questions and provide additional information. We exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues. On October 31, 2002 we responded to other comments from the staff in their letter dated August 5, 2002. On November 6, 2002 in a telephone conversation with the SEC staff we resolved the remaining issues without amending our previously filed financial statements. However, certain reclassifications of financial information and additional financial statement disclosures have been reflected in the accompanying financial statements.

         Fluctuations in Quarterly Results and Seasonality

         In view of the rapidly evolving nature of our business and the market we serve, we believe that period-to- period comparisons of our operating results, including our gross profit and operating expenses as a percentage of revenues and cash flow, are not necessarily meaningful and should not be relied upon as in indication of future performance. Our fiscal year ends each June 30 and we experience seasonality in our business. Revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.

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

         The financial statements for the years ended June 30, 2002 and 2001 have been reclassified to conform to fiscal year 2003 presentation, including disclosures for discontinued operations.

Critical Accounting Policies and Estimates

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee. There are currently five members of the Board of Directors, three of whom make up the Audit Committee. The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an "audit committee financial expert" as defined under the rules adopted by the SEC.

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

         Beginning October 1, 2000, we discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web-based software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS license at one of our Internet training workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate computer file is provided to the purchaser at the time of purchase and can be used if the customer decides to create their website on their own completely without access to our website and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. We accept cash and credit cards as methods of payment and we offer 24-month installment contracts to customers who prefer an extended payment term arrangement. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on our books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure was in effect for all of fiscal year 2002 and 2003.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs an order form and a receipt acknowledging acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction and we are currently evaluating whether to extend that right to customers generally. Sales in those states where we offer such a right are not recognized until the rescission period has expired. We offer customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. We have offered our customers the payment option of a long-term installment contract for more than five years and have a history of successfully collecting under the original payment terms without making concessions. As of June 30, 2003, the percentage of total EPTAs originated during FY 2003 that have either been collected or are still active was 74%. During the previous four fiscal years, we collected approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. We make every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our collection efforts, we estimate that approximately 47% of the gross amount of all EPTAs that we enter into, both sold to finance companies and retained by us, will ultimately be determined to be uncollectible. The contracts that are sold to finance companies may under certain circumstances be recoursed back to us. Approximately 2% of the gross amount of sold contracts are returned to us under the buyer's recourse rights. Uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our recent experience with EPTAs.

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $6.6 million and $3.3 million as of June 30, 2003 and June 30, 2002, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. For the fiscal years ended June 30, 2003, 2002, and 2001 we have established a 100% reserve. We intend to reconsider this reserve requirement during the fiscal year ending June 30, 2004.

         Our net operating loss carry forward ("NOL"), which is approximately $43million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 2, 2002. We also believe that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal year 2003, plus related interest, which could materially adversely impact our financial position.

Related Party Transactions

         John J. Poelman, former Chief Executive Officer and a former director and stockholder of the Company, was the sole owner of Electronic Commerce International, Inc. ("ECI") during the fiscal years ended June 30, 2002 and 2001 and during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. The Company also formerly utilized the services of ECI to provide a leasing opportunity to customers who purchased its products at its Internet training workshops. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party. Total revenue generated by the Company from the sale of ECI's merchant account solutions product, while ECI's business was owned by Mr. Poelman, was $1,453,612, $5,106,494 and $6,403,478 for the years ended June 30, 2003, 2002 and 2001, respectively. The cost to the Company for these products and services totaled $223,716, $994,043 and $975,257 for the years ended June 30, 2003, 2002 and
2001, respectively. During the years ended June 30, 2003, 2002 and 2001 the Company processed leasing transactions for its customers through ECI in the amounts of $0, $1,090,520 and $3,386,231, respectively. As of June 30, 2003 and 2002 the Company had no receivable balance due from ECI for leases in process. In addition, the Company had $0 and $26,702 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software while owned by Mr. Poelman.

         The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist its customers to become successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company purchases some of these services from Electronic Marketing Services, LLC ("EMS"). In addition, EMS provides us telemarketing services, selling some of the Company's products and services to contacts provided to EMS by us. Ryan Poelman, owner of EMS, is the son of John J. Poelman our former Chief Executive Officer and a former director who retired effective July 1, 2003 and, in connection therewith, resigned as an officer and director of the Company. The Company's revenues generated from the above products and services were $6,330,343, $4,806,497 and $1,263,793 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company paid EMS $994,827, $479,984 and $78,435 to purchase these services during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, the Company had $92,094, and $53,023 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for products and services.

         The Company sends complimentary gift packages to its customers who register for the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase our products at the conclusion of the Workshop. The Company utilizes Simply Splendid, LLC ("Simply Splendid") to provide some of these gift packages to the Company's customers. Aftyn Morrison, owner of Simply Splendid, is the daughter of John J. Poelman our former Chief Executive Officer and a former director. We paid Simply Splendid $421,265, $0 and $0 to fulfill these services during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, the Company had $22,831and $0 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

         We engaged vFinance Investments, Inc. ("vFinance") as a financial advisor and placement agent for our private placement of unregistered securities that closed during May 2002. Shelly Singhal, a former member of the our Board of Directors, was a principal of vFinance at the time of the private placement. During the year ended June 30, 2002 we paid vFinance $61,500 in fees and commissions for their services. The offering was successful with adjusted gross proceeds to us of $2,185,995.

         We engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide us with various financial services. Shelly Singhal a former member of our Board of Directors is a managing director of SBI. During the year ended June 30, 2002 SBI provided us with a Fairness Opinion relating to our proposed merger with Category 5 Technologies, for which we paid $67,437.

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

Results of Operations

         Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

         Revenue

         Our fiscal year ends on June 30 of each year. Revenues for the fiscal year ended June 30, 2003 ("FY 2003") increased to $53,225,083 from $37,350,850 for the fiscal year ended June 30, 2002 ("FY 2002"), an increase of 43%. Revenues generated at our Internet training workshops in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues from FY 2003 compared to FY 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal years. The number increased to 336 including 11 that were held outside the United States of America, for the current fiscal year from 253 in FY 2002, nine of which were held outside the United States. In addition, the average number of persons attending each workshop increased and the average number of "buying units" in attendance at our workshops during the period increased to 84, compared to 80 in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 32% of the buying units made a purchase at the workshop in FY 2003 compared to 29% FY 2002. The average revenue per workshop purchase also increased in the current fiscal year ended June 30, 2003 to approximately $4,500 compared to approximately $4,100 in the fiscal year ended June 30, 2002. We will seek to continue to hold workshops with a larger number of attendees in future periods and we will seek to increase the number of these larger workshops as well.

         Revenue during FY 2003 compared to FY 2002 was higher in spite of the loss of a benefit relating to the recognition of revenue deferred from historical workshop sales at rates greater than the level at which revenue is required to be deferred from the current period. During FY 2003, we recognized only $248,150 in net revenue from sales made in prior periods compared to $5,328,034 recognized from sales made in prior periods during FY 2002. This benefit experienced during FY 2002 resulted from a change in the business model and product offering at the workshops as described in Critical Accounting Policies and Estimates above. This benefit has now been fully realized and we do not expect it to reoccur. We anticipate that in the future the amount of revenue recognized from earlier periods will be approximately equal to that deferred into future periods.

         Effective January 1, 2002, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that the marketing principles taught by us are equally effective for stand-alone websites and websites hosted on an Internet "mall." Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

         We contact all persons who attend our workshops beginning approximately two weeks after the event was held in an attempt to sell them a mentoring program and products that will drive traffic to their web site. These contacts are made through telemarketing companies that we engage as subcontractors. The telemarketing companies are our sales agents and are paid a commission from the revenue they generate. Telemarketing sales, included in total revenue described above, increased during FY 2003 to approximately $10.5 million from $9.2 million in FY 2002, an increase of 14%.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to provide customer technical support, credit card fees and the cost of tangible products sold. Gross profit for FY 2003 increased to $42,322,713 from $30,825,050 during FY 2002. The increase in gross profit primarily reflects the increased revenue during the period.

         Gross profit as a percent of revenue for FY 2003 was 80% compared to 83% for FY 2002. The reduction in the gross margin percentage was primarily attributable to the recognition of $5,328,034 in deferred revenue during the fiscal year ended June 30, 2002, as compared to only $398,912 in deferred revenue that was recognized during FY 2003. These deferred revenue amounts had no costs associated with them because those costs were recognized at the time the sales were made and the products delivered in the relevant prior periods. We believe that future gross profit will be in the 75% to 80% of revenue range because the deferred revenue recognized from prior periods will be approximately equal to the revenue deferred into future periods.

         Cost of revenues includes related party transactions of $1,118,002 in FY 2003 and $994,043 in the prior fiscal year. These are more fully described in the notes to the condensed consolidated financial statements as Note 19. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with these related parties is at least as favorable to us as would be available from an independent third party.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures, related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for FY 2003 increased to $18,736,294 from $14,020,571 in FY 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during FY 2003. Expenses were higher because of the greater number of attendees at our preview sessions and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the fiscal year ended June 30, 2003 were approximately $7.6 million compared to $5.3 million in the prior fiscal year. Total selling and marketing expenses as a percentage of revenues were 35% for FY 2003 and, including the non-recurring benefit of deferred revenue mentioned above in total revenue, selling and marketing expenses were 37% of total revenue for FY 2002.

         Selling and marketing expenses include related party transactions of $521,806 and $479,984 in the fiscal years ended June 30, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 19. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses. We accept twenty-four month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts range between 15% and 25% depending upon the credit worthiness of our customer. These discounts, which amounted to approximately $1.6 million in FY 2003 and $1.5 in FY 2002, are included in general and administrative expenses.

         General and administrative expenses in FY 2003 decreased to $4,743,068 from $5,691,434 in FY 2002. This decrease is partially attributable to the fact that during FY 2002 we incurred $555,201 in debt issuance costs associated with a convertible debenture owned by King William, LLC. Since King William converted the debenture into common stock, the debt issuance costs were written off rather than being amortized over the life of the debenture. Other items contributing to the reduction were a decrease in the FY 2003 payroll and related expenses that resulted from reducing the size of our workforce which was partially offset by increases in compensation to our executive officers, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal and other professional expenses. In addition, during FY 2003 we resolved a lawsuit brought by Category 5 Technologies, Inc. ("Cat 5").

         In April 2002 Cat 5 demanded that we reimburse them for $260,000 of their expenses associated with merger negotiations between our companies. (See "Legal Proceedings," below, for a more detailed explanation of this matter.) As a result we accrued that amount as a contingent liability during FY 2002. A settlement agreement was signed and the lawsuit dismissed eliminating the contingent liability and therefore the accrual was reversed during FY 2003, reducing general and administrative expenses for the year. Further reductions in general and administrative expenses from current revenue levels are unlikely and we anticipate that general and administrative expenses will increase in future years as our business grows and as we work to improve the quality and effectiveness of our customer support and we resolve the litigation and administrative proceedings brought against us.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term assets. In FY 2002 it also included amortization of the goodwill associated with the purchase of other businesses. During FY 2003 the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" became applicable to us. These pronouncements established new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. We were required to perform an impairment test no later than December 31, 2002, and must do so annually thereafter, to determine if a write-down of the goodwill is appropriate. We engaged an independent appraisal firm to evaluate our goodwill. Based on our analysis of their report we determined that no impairment of our goodwill existed. As a result we discontinued amortizing our goodwill and continue to carry it at the value remaining on our books as of July 1, 2002.

         Depreciation and amortization expenses for the fiscal year ended June 30, 2003 decreased to $338,285 from $668,730 in the prior fiscal year. This decrease was mainly due to the discontinuance of the amortization of goodwill described above.

         Bad Debt Expense

         Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price. These installment contracts are sometimes sold to finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with theses sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

         Bad debt expense was $14,225,877 in FY 2003 compared to $6,675,238 in the prior fiscal year. The increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. During FY 2003 we wrote off approximately $2.4 million of installment contracts that originated in FY 2002 and 2001. We provided for bad debts as of June 30, 2002 based on the best information available at the time, including historical write-off patterns. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve. We believe that bad debt expense in future years will decline as a percentage of revenues since we have resolved all known contract losses during FY 2003. We believe the allowance for doubtful accounts of approximately $7.2 million at June 30, 2003 is adequate to cover all future losses associated with the contracts in our accounts receivable as of June 30, 2003.

         During FY 2003 workshop sales financed by installment contracts were approximately $22.6 million compared to $12.3 million in the prior fiscal year. As a percentage of workshop sales, installment contracts were 55% in FY 2003 compared to 47% in FY 2002. During FY 2003 contracts carried by us, before any adjustment for an allowance for doubtful accounts, increased by approximately $5.7 million to approximately $12.9 million. The balance carried at June 30, 2002 net of the allowance for doubtful accounts was approximately $7.2 million. The allowance for doubtful accounts as of June 30, 2003 related to installment contracts was 45% of gross accounts receivable compared to 46% at June 30, 2002, reflecting a modest improvement in the credit quality of our customers electing this method of payment. These factors and other non-installment contract receivables required us to increase our total allowance for doubtful accounts by approximately $3.4 million. The table below shows the activity in our total allowance for doubtful accounts during the fiscal year ended June 30, 2003.

         Allowance balance June 30, 2002                           $ 3,413,981

         Plus provision for doubtful accounts                       14,255,877

         Less accounts written off                                 (10,769,807)

         Plus collections on accounts previously written off           123,804
                                                                       -------

         Allowance balance June 30, 2003                            $7,203,855
                                                                   ============

         Interest Income

         Interest income is derived from the installment contracts carried by us. Our contracts have an 18% simple interest rate and interest income for FY 2003 was $813,137 compared to $390,371 in FY 2002. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce these discounts which are recorded as administrative expenses.

         Interest Expense

         Interest expenses for the fiscal year ended June 30, 2003 decreased to $40,611 from $1,950,687 in FY 2002. Included in interest expense in FY 2002 are $212,463 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and $1,666,957 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in FY 2002 instead of being amortized over the life of the notes.

         Income Taxes

         Fiscal year 2002 was our first profitable year since our inception. However, differences in generally accepted accounting principals ("US GAAP") and accounting for tax purposes caused us to have a tax loss for the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2003 we have estimated our taxable income to be approximately $8.2 million.

         Our net operating loss carry forward ("NOL"), which is approximately $43million, represents the losses reported for income tax purposes from our inception through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of our company as of April 3, 2002. We also believe that based on a valuation of our company as of June 25, 2000, which evaluation is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing us to utilize our entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal year 2003, plus related interest, which could materially adversely impact our financial position.

         Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

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

         Formerly we reported product sales that came from our subsidiary, IMI, Inc. On January 11, 2001, we sold IMI. Accordingly, IMI operations from this and prior periods are now reported as discontinued operations in the accompanying consolidated statement of earnings.

         The decrease in revenues from fiscal 2001 to 2002 can be attributed to various factors some of which increased revenues while others caused the decline. There was a decrease in the number of Internet training workshops conducted during the years. The number decreased to 253 workshops for FY 2002 from 337 in the fiscal year ended June 30, 2001, however the average number of persons attending each workshop increased which partially offset the total reduction of attendees during the year. This, in addition to an increase in the sales price of the product, had a net effect of decreasing revenues by approximately $1,450,000. Due to our lack of cash and because of unfavorable economic conditions during the first two quarters of FY 2002 it was necessary to reduce the number of workshops held and use our limited resources to attract the maximum number of attendees to these fewer workshops. During October and November 2001, we conducted workshops on a test basis in New Zealand and Australia for the first time. The workshops were moderately successful and we returned to these markets to conduct additional workshops during the forth quarter of fiscal 2002. Revenues from international workshops in fiscal year 2002 were $663,790.

         Approximately 29% percent of workshop "buying units" (attendees and their guest equal one buying unit or an attendee who has no guest also equals one buying unit ) made purchases at our workshops during fiscal year 2002. This percentage remained approximately the same as has been our experience historically.

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

         During the year ended June 30, 2002, we recognized $5,789,410 of revenue from sales made in prior fiscal years and we deferred revenue from fiscal year 2002 of $461,376 to future years. The net change increased revenues for fiscal year 2002 by $5,328,034. The beneficial deferred revenue impact on fiscal year 2002 occurred only during the first two quarters. Thereafter the amount of revenue recognized from earlier quarters was approximately equal to that deferred into future periods.

         During the year ended June 30, 2001, we recognized $14,534,542 in revenue from sales made in prior fiscal years and we deferred revenue from fiscal year 2001 of $5,073,856 to future years. The net change increased revenues for fiscal year 2001 by $9,460,686.

         Effective January 1, 2002, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that the principles taught by us are equally effective for standalone websites and websites hosted on an Internet "mall." Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

         Effective January 1, 2002, the payment options available to customers at our Internet training workshops were changed to eliminate the lease finance option. This was done because ECI, the sales agent for Leasecomm Corporation, was no longer able to provide us the program. Although approximately 25% of our customers chose the lease finance option during calendar year 2001, we did not believe that the elimination of the option would materially adversely affect the number of customers who would purchase at our workshops because we continued to offer an installment contract payment alternative. Total sales that were financed by our customers either through leases or installment contracts were approximately $12.0 million in FY 2002 and $17.4 in FY 2001.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support, credit card fees and the cost of tangible products sold. Gross profit for the fiscal year ended June 30, 2002 decreased to $30,825,050 from $34,574,958 in the prior year. The decrease in gross profit primarily reflects the decreased sales volume related to the decrease in the number of Internet training workshops and the reduced level of benefit from the recognition of deferred revenue at rates in excess of the rates at which revenue is deferred from the current period sales to future periods as noted above.

         Gross profit percentages, however, increased for the fiscal year ended June 30, 2002 to 83% of revenue from 80% of revenue for the fiscal year ended June 30, 2001. The increase in gross profit as a percentage of revenue is due to several factors: the new product sold at the workshop, the SOS, transferred much of the cost of website construction from us to the customer; new programming tools and stringent cost controls increased the productivity of the support group our customers use; our cost for the online, real time credit card processing product delivered to workshop customers decreased; hosting revenues increased with minimal incremental cost being added to accommodate the new customers; and the cost of conducting our Internet training workshops remaining relatively constant per workshop, while the average number of attendees at each workshop and the selling price of the products delivered at the workshops both increased.

         Cost of revenues includes related party transactions of $994,043 in fiscal year 2002 and $975,257 in fiscal year 2001. These are more fully described in the notes to the financial statements as Note 19. We have determined that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing similar goods or services.

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

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the fiscal year ended June 30, 2002 decreased to $14,020,571 from $20,949,758 in FY 2001. The decrease in selling and marketing expenses is primarily attributable to the decrease in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract attendees. Advertising expenses for fiscal 2002 were approximately $5.3 million compared to $6.0 million in fiscal 2001. The decrease is also attributable to the fact that we incurred no marketing expenses in fiscal year 2002 with respect to our ICC and CableCommerce products and services, whereas during fiscal year 2001 there were approximately $1,700,000 in selling and marketing expenses associated with our ICC and CableCommerce divisions. Selling and marketing expenses as a percentage of sales decreased to 38% of revenues for FY 2002 from 49% in the previous fiscal year.

         Selling and marketing expense includes related party transactions of $479,984 in fiscal year 2002 and $78,435 in fiscal year 2001. These are more fully described in the notes to the financial statements as Note 19. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with related parties are at least as favorable to us as would be available from an independent third party.

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

         Depreciation and Amortization

         Depreciation and amortization expenses consist of a systematic charge to operations for the cost of long-term equipment and amortization of the goodwill associated with the purchase of other businesses. Depreciation and amortization expenses for the fiscal year ended June 30, 2002 decreased to $668,730 from $1,296,519 in the prior 12-month period. This decrease was due to the disposal of some computer equipment and other assets as well as from reduced amortization due to the write-off of the goodwill associated with our StoresOnline (Canada) subsidiary. In future periods, goodwill will no longer be amortized based on SFAS 142 which will further reduce amortization expense.

         Bad Debt Expense

         Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment. These installment contracts are sold to various finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the cost structure under which we operate. As of June 30, 2002, the sum of the collected contracts plus the original principal balance of those currently active as a percent of the original total value of the contracts in prior fiscal years were: Fiscal year 1999 = 70%, Fiscal year 2000 = 77%, Fiscal year 2001 = 77%. As of June 30, 2002, all contracts from fiscal years 1999 and 2000 had reached the end of their term, while some contracts from fiscal year 2001 were still active.

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

         Write-down of Goodwill and Acquired Technology

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

         Interest Income

         Interest income is derived from the installment contracts carried by us. Our contracts have an 18% simple interest rate and interest income for FY 2002 was $390,371 compared to $169,861in FY 2001.

         Interest Expense

         Interest expenses for the fiscal year ended June 30, 2002 decreased to $1,950,687 from $3,287,905 in FY 2001. Included in interest expense in fiscal 2002 are $212,463 relating to the conversion of an 8% convertible debenture issued to King William, LLC into common stock and $1,666,957 relating to the conversion into common stock of convertible long term notes held by investors who participated in a private placement of the notes in January and April 2001. Upon conversion of these items the debt discount previously recorded was written off in the current fiscal year instead of being amortized over the life of the notes.

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

         Gain from the Settlement of Debt

         In January 2001, we entered into an agreement with an unrelated third party to negotiate settlement agreements with vendors and other debtors, relating mainly to the B2B and CableCommerce divisions, in an effort to improve our financial condition. It was important to remove some of the debts so we could attract the outside capital investment necessary to keep us solvent and provide for future growth. We settled approximately $2.5 million in obligations in this manner, resulting in a gain of $1,688,956.

         SFAS No. 145 relating to the accounting treatment for extinguishment of debt became effective for the company during FY 2003. As a result a change in the reporting of our operations for FY 2001 became necessary. During the fiscal year ended June 30, 2001 the Company had originally reported an extraordinary item related to gain on extinquishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145 the Company has reclassified $1,688,956 to income before discontinued operations in its statement of operations included in this annual report.

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

         Income Taxes

         Fiscal year 2002 was our first profitable year since our inception. However, differences in generally accepted accounting principals ("US GAAP") and accounting for tax purposes caused us to have a tax loss for the fiscal year ended June 30, 2002. Therefore, we have not paid or accrued any federal income taxes in this or prior fiscal years.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses since our inception, but became profitable in FY 2002 and continued our profitability in FY 2003. We have a cumulative net loss of a $64,486,389 through June 30, 2003. We have historically relied upon private placements of our stock and issuance of debt to generate funds to meet our operating needs. However, in FY 2003 we had positive cash flow from operations of $2,080,778. Our plans include potentially seeking to raise additional debt or equity capital to further increase our growth potential and take advantage of strategic opportunities. However, there can be no assurance that additional financing will be available on acceptable terms, if at all. We continue to work to improve the strength of our balance sheet and have restructured our ongoing operations to improve profitability and operating cash flow.

         At the close of the year ended June 30, 2003, we had working capital of $5,526,926 compared to $289,438 at June 30, 2002. Our shareholders equity was $8,103,047 at June 30, 2003 compared to $2,468,574 at June 30, 2002. We generated revenues from continuing operations of $53,225,083 for the FY 2003 compared to $37,350,850 for FY 2002 and $43,000,533 for FY 2001. For the year ended June 30, 2003 we generated net earnings of $5,034,072 compared to $2,198,769 for the year ended June 30, 2002 and we incurred a net loss of $3,638,736 during FY 2001. For the year ended June 30, 2003, we recorded positive cash flows from operating activities of $2,080,778 compared to negative cash flows from continuing operations of $3,548,931 and $7,347,123 in FY 2002 and 2001, respectively.

         Cash

         At June 30, 2003, we had $2,319,618 cash on hand, an increase of $1,799,870 from June 30, 2002.

         Net cash provided by operating activities was $2,080,788 for the fiscal year ended June 30, 2003. Net cash provided by operations was mainly net earnings of $5,034,072 and a provision for bad debts of $14,255,877, but partially offset by an increase in accounts receivable of $16,662,707, and a decrease in accounts payable and accrued liabilities of $957,492.

         The increase in accounts receivable occurred because our increase in revenues generated additional installment contracts. See the discussion of Bad Debt Expense in the Results of Operations for FY 2003 for a detailed discussion. The decrease in accounts payable, accrued expenses and other liabilities of $957,492 is the result of paying vendor invoices using cash generated from operations and settlement of outstanding liabilities.

         Accounts Receivable

         Accounts receivable, carried as a current asset, net of allowance for doubtful accounts, were $4,965,769 at June 30, 2003 compared to $2,247,129 at June 30, 2002. Accounts receivable, carried as a long-term asset, net of allowance for doubtful accounts, were $2,254,969 at June 30, 2003 compared to $1,673,740 at June 30, 2002. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal year are carried as long-term trade receivables. During FY 2003 workshop sales financed by installment contracts were approximately $22.8 million compared to approximately $13.4 million in FY 2002. We sell, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Currently we sell these installment contracts to three separate financial institutions with different recourse rights.

         Accounts Payable

         Accounts payable at June 30, 2003, totaled $1,436,960, including amounts payable to a related party, compared to $1,327,102 at June 30, 2002. Our accounts payable as of June 30, 2003 were mostly within our vendor's terms of payment.

         Stockholders' Equity

         Shareholders' equity at June 30, 2003 was $8,103,047 compared to $2,468,574 at June 30, 2002. The increase was mainly due to profitable operations for FY 2003. Net earnings during the year were $5,034,072.

          Financing Arrangements

         We accept payment for the sales made at our Internet training workshops by cash, credit card, installment contract, or until December 31, 2001, a third party leasing option. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash. See "Liquidity and Capital Resources - Accounts Receivable," for further information.

         Delisting of Common Stock

         On January 10, 2001, our common stock was delisted from the NASDAQ National Market, and began to trade on the National Association of Securities Dealers OTC Electronic Bulletin Board. The delisting of our common stock has had an adverse impact on the market price and liquidity of our securities and has adversely affected our ability to attract additional investors. Due to our profitable operations during FY 2003 and FY 2002, the sale of common stock in private placements and the increasing market price for our stock we believe we now meet the qualification standards for listing on the NASDAQ Small Cap Market. On June 6, 2003 we filed an application for such a listing. Our application for listing on the NASDAQ SmallCap Market is subject to review and approval by the NASDAQ and there can be no assurance that this application will be approved.

         Impact of Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. During the fiscal year ended June 30, 2001 we had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145, we have reclassified $1,688,956 to income before discontinued operations in its statement of operations included in this annual report.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial statements for the quarter ended September 30, 2003 and thereafter. The adoption of this standard involves additional disclosures. Our adoption of SFAS No. 148 did not have a material impact on our results of operations, financial position or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has been issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of June 30, 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of June 30, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of June 30, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

         We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.

         Although we conduct some business outside of the United States, to date our exposure to foreign currency rate fluctuations has not been significant. If we increase our international business, we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, differing laws, regulations and restrictions, including with respect to sales and marketing practices and electronic payment mechanisms, and foreign exchange rate volatility.

Item 8.          Financial Statements and Supplementary Data


         See Item 15(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

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

         We notified Eisner that during the year ended June 30, 2001 and the interim period from July 1, 2001 through January 31, 2002, we were unaware of any disputes between us and Eisner as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         Effective February 4, 2002, we engaged Grant Thornton LLP as our independent auditors with respect to our fiscal year ending June 30, 2002. We had previously retained Grant Thornton LLP on an interim basis during our previous fiscal year, from January 22, 2001 to April 4, 2001. Grant Thornton LLP had reviewed our interim financial statements for the quarter ended December 31, 2000, but did not issue any reports thereon. Other than this limited engagement, during our fiscal year ended June 30, 2001 and through February 4, 2002, we had not consulted with Grant Thornton LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor was oral advice provided that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or reporting issue; or
(ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation  S-K, or a reportable  event,  as that term is defined in
Item 304 (a)(1)(v) of Regulation S-K.

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

         We notified KPMG LLP that during the two fiscal years ended June 30, 1999 and 2000 and the interim period from July 1, 2000 through January 12, 2001, we were unaware of any disputes between us and KPMG LLP as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

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

Item 9A. Controls and Procedures

         Our  Chief  Executive  Officer  and  Chief  Financial  Officer,   after
conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

                                     PART IV


Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a)      1.   Financial Statements

                  The following financial statements of Imergent, Inc., and related notes thereto and auditors' report thereon are filed as part of this Form 10-K:

                                                                            PAGE

         Independent Auditor's Report dated September 9, 2003                41

         Independent Auditor's Report dated August 3, 2001                    42

         Consolidated Balance Sheets as of June 30, 2003 and 2002             43

         Consolidated Statements of Operations for the years ended
                  June 30, 2003, 2002 and 2001                                44

         Consolidated Statements of Stockholders' Equity /Capital Deficit
                  for the years ended June 30, 2003, 2002 and 2001            45

         Consolidated Statements of Cash Flows for the years ended
                  June 30, 2003, 2002 and 2001                                47

         Notes to Consolidated Financial Statements                           49


                  2.   Financial Statement Schedules

         The following financial statement schedule of Imergent, Inc. is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.
                                                                            PAGE

                  Schedule  II - Valuation and Qualifying Accounts            76


                  3.   Exhibits

         The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

         (b) Reports on Form 8-K During the Last Quarter of Fiscal 2003

         On May 7, 2003, we filed a Current Report on Form 8-K with respect to our earnings release concerning the fiscal quarter ended March 31, 2003.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Stockholders and Board of Directors
Imergent, Inc. (formerly Netgateway, Inc.):


         We have audited the accompanying consolidated balance sheets of Imergent, Inc. (formerly Netgateway, Inc.) and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have audited the financial statement schedule for the years ended June 30, 2003, and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imergent, Inc. (formerly Netgateway, Inc.) and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ Grant Thornton LLP

Salt Lake City, Utah
September 9, 2003

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Imergent, Inc. (formerly known as Netgateway, Inc.)

We have audited the accompanying consolidated statements of operations, capital deficit, and cash flows of Imergent, Inc. (formerly known as Netgateway, Inc.) and subsidiaries for the year ended June 30, 2001. Our audit also includes the financial statement schedule in so far as it relates to the year ended June 30, 2001 listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of the operations and the consolidated cash flows of Imergent, Inc. (formerly known as Netgateway, Inc.) and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses and has a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended June 30, 2003, the Company adopted a new accounting standard regarding the classification of gain from extinguishment of debt. Such item was previously presented as an extraordinary item in the consolidated statement of operations.

Eisner LLP

New York, New York
August 3, 2001,

With respect to Notes 8, 11 and 12
September 30, 2001

With respect to Note 2(b)
July 3, 2002

With respect to Note 2(z)
September 25, 2003





                                          IMERGENT, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                              June 30, 2003 and 2002
                                                                                          2003           2002
                                                                                     -------------------------------
Assets

Current assets
Cash                                                                                    $2,319,618       $519,748
Trade  receivables,  net of allowance for doubtful accounts of $4,471,667
 at June 30,2003 and $1,918,673 at June 30, 2002.                                        4,965,769      2,247,129
Other receivables                                                                           50,000              -
Inventories                                                                                 34,194         23,416
Prepaid expenses                                                                           687,984        607,857
Credit card reserves,  net of allowance for doubtful accounts of $319,812
 at June 30, 2003 and $137,370 at June 30, 2002.                                           450,200      1,022,701
                                                                                     -------------------------------
  Total current assets                                                                   8,507,765      4,420,851

Property and equipment, net                                                                200,174        409,460
Goodwill, net                                                                              455,177        455,177
Trade  receivables,  net of allowance for doubtful accounts of $2,131,593
 at June 30, 2003 and $1,357,938 at June 30, 2002.                                       2,254,969      1,673,740
Other assets, net of allowance for doubtful accounts of $100,783 at
 June 30, 2003 and $0 at June 30, 2002.                                                    103,460        417,384
                                                                                     -------------------------------
  Total Assets                                                                         $11,521,545     $7,376,612
                                                                                     ===============================

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable                                                                        $1,413,112     $1,215,400
Accounts payable - related party                                                           114,925        111,702
Bank overdraft                                                                              14,685        150,336
Accrued wages and benefits                                                                 396,935        681,472
Past due payroll taxes                                                                           -         26,797
Accrued liabilities                                                                        204,137        548,016
Current portion of capital lease obligations                                                26,536         80,938
Current portion of notes payable                                                           121,206        160,671
Other current liabilities                                                                   35,840        450,523
Deferred revenue                                                                           653,463        705,558
                                                                                     -------------------------------
  Total current liabilities                                                              2,980,839      4,131,413

Capital lease obligations, net of current portion                                            1,802         27,906
Notes payable, net of current portion                                                      435,857        393,560
                                                                                     -------------------------------
  Total liabilities                                                                      3,418,498      4,552,879
                                                                                     -------------------------------

Commitments and contingencies

Minority interest                                                                                -        355,159
                                                                                     -------------------------------

Stockholders' Equity
--------------------
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 100,000,000 shares; issued and outstanding
    11,062,290  and  10,995,774   shares,  at  June  30,  2003  and
    June  30,  2002, respectively                                                           11,063         10,996
  Additional paid-in capital                                                            72,605,749     72,017,928
  Deferred compensation                                                                    (22,474)       (34,987)
  Accumulated other comprehensive loss                                                      (4,902)        (4,902)
  Accumulated deficit                                                                  (64,486,389)   (69,520,461)
                                                                                     -------------------------------
    Total stockholders' equity                                                           8,103,047      2,468,574
                                                                                     -------------------------------

Total Liabilities and Stockholders' Equity                                             $11,521,545     $7,376,612
                                                                                     ===============================


    The accompanying notes are an integral part of these financial statements



                                          IMERGENT, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations for the
                                               Years Ended June 30,

                                                         -----------------------------------------------------------
                                                                 2003                2002               2001
                                                         -----------------------------------------------------------


Revenue                                                       $53,225,083        $37,350,850        $43,000,533

Cost of revenue                                                 9,784,368          5,531,757          7,450,318
Cost of revenue - related party                                 1,118,002            994,043            975,257
                                                         -----------------------------------------------------------
  Total cost of revenue                                        10,902,370          6,525,800          8,425,575

                                                         -----------------------------------------------------------
  Gross profit                                                 42,322,713         30,825,050         34,574,958

Operating Expenses

 Product development                                                    -             51,805          1,804,986
 Selling and marketing                                         18,214,488         13,512,442         20,871,323
 Selling and marketing - related party                            521,806            479,984             78,435
 General and administrative                                     4,743,068          5,719,579          7,083,426
 Depreciation and amortization                                    338,285            668,730          1,296,519
 Bad debt expense                                              14,255,877          6,675,238          3,475,492
 Writedown of goodwill and acquired technology                          -                  -          1,084,476
                                                         -----------------------------------------------------------
  Total operating expenses                                     38,073,524         27,107,778         35,694,657

Earnings (loss) from operations                                 4,249,189          3,717,272         (1,119,699)

Other income (expense)
 Other income (expense)                                            12,358             41,813            (76,773)
 Interest income                                                  813,136            390,371            169,861
 Interest expense                                                 (40,611)        (1,950,687)        (3,287,905)
 Gain from settlement of debt                                           -                  -          1,688,956
                                                         -----------------------------------------------------------
  Total other income (expense)                                    784,883         (1,518,503)        (1,505,861)

                                                         -----------------------------------------------------------
Earnings (loss) before discontinued operations and
extraordinary items                                             5,034,072          2,198,769         (2,625,560)

Discontinued Operations:
(Loss) from discontinued operations, less applicable tax
expense (benefit) of $0                                                 -                  -           (285,780)
                                                         -----------------------------------------------------------
Earnings (loss) before extraordinary items                      5,034,072          2,198,769         (2,911,340)

Extraordinary items:
Loss on disposal of assets subsequent to merger                                                      (1,091,052)
Gain on disposal of segment subsequent to merger                                                        363,656
                                                         -----------------------------------------------------------
Extraordinary items                                                     -                  -           (727,396)
                                                         -----------------------------------------------------------

                                                         -----------------------------------------------------------
Net earnings (loss)                                            $5,034,072         $2,198,769        $(3,638,736)
                                                         ===========================================================

Basic earnings (loss) per share:
Earnings (loss) from continuing operations                             $0.46              $0.37             $(1.18)
Income (loss) from discontinued operations                              -                  -                 (0.12)
Extraordinary items                                                     -                  -                 (0.33)
                                                         -----------------------------------------------------------
Net earnings (loss)                                                    $0.46              $0.37             $(1.63)
                                                         ===========================================================

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations                             $0.44              $0.37             $(1.18)
Income (loss) from discontinued operations                              -                  -                 (0.12)
Extraordinary items                                                     -                  -                 (0.33)
                                                         -----------------------------------------------------------
Net earnings (loss)                                                    $0.44              $0.37             $(1.63)
                                                         ===========================================================

Weighted average shares outstanding:
    Basic                                                      11,019,094          5,873,654          2,227,965
    Diluted                                                    11,552,621          5,878,404          2,227,965

    The accompanying notes are an integral part of these financial statements


                                                                        IMERGENT, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Stockholders' Equity / (Capital Deficit)
                                                               For the Years Ended June 30, 2003, 2002, and 2001


                                                             Common Stock         Additional      Common
                                                        ------------------------   Paid-in        Stock        Deferred
                                                           Shares      Amount      Capital      Subscribed   Compensation
                                                        ----------------------------------------------------------------------------

Balance July 1, 2000                                       2,164,873     $2,165    $58,031,728           $-      $(724,994)

Common stock issued upon conversion of subsidiary
  common stock                                                 3,714          4        139,286            -               -
Stock options exercised                                        2,001          2          6,773            -               -
Shares issued for services                                     4,780          5         17,195            -               -
Amortization of deferred compensation                              -          -              -            -         258,375
Forfeiture of stock options                                         -          -      (413,970)            -         413,970
Beneficial conversion feature on convertible debenture             -          -        884,000            -               -
Warrants issued for convertible debentures                         -          -        371,000            -               -
Repricing of warrants issued for convertible debentures            -          -          9,008            -               -
Warrants issued for restructuring of debenture                     -          -        129,927            -               -
Debt discount on convertible note warrants                         -          -        512,540            -               -
Beneficial conversion feature on convertible note                  -          -      1,347,480            -               -
Partial conversion of convertible debenture                   80,000         80        199,920            -               -
Conversion of related party note payable                      39,333         39        117,961            -               -
Conversion of officers accrued liabilities                   151,317        151        453,799            -               -
Warrants issued for services                                       -          -        223,903            -               -
Imputed   interest  on  notes  payable  to  officers  --
contributed                                                        -          -         38,756            -               -
Private placement offering subscriptions received, net             -          -              -      398,200               -
Comprehensive income (loss)
---------------------------
  Net income (loss)                                                -          -              -            -               -
  Foreign currency translation adjustment                          -          -              -            -               -

     Comprehensive income (loss)
-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001                                      2,446,018      2,446     62,069,306      398,200        (52,649)
                                                        =======================================================================

Stock options exercised                                          691          1          1,726            -               -
Amortization of deferred compensation                              -          -              -            -          16,145
Forfeiture of deferred compensation                                -          -        (1,517)            -           1,517
Imputed interest on officer/director notes payable                 -          -         12,639            -               -
Stock options issued to consultants                                -          -          6,400            -               -
Common stock issued for loan restructuring                    10,000         10         12,990            -               -
Conversion of convertible debenture                          280,000        280      2,115,604            -               -
Conversion of long term notes                                859,279        859      2,146,436            -               -
Private placement of common stock                          7,164,094      7,164      5,103,748     (398,200)              -
Common stock shares issued for outstanding liabilities        83,192         83        449,148            -               -
Common stock shares issued for services                      132,500        133         15,468            -               -
Common stock issued for settlement agreements                 20,000         20         85,980            -               -
  Net earnings                                                     -          -              -            -               -

-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2002                                     10,995,774     10,996     72,017,928            -         (34,987)
                                                        =======================================================================

Amortization of deferred compensation                              -          -              -            -          12,513
Private placement of common stock                              5,000          5         14,995            -               -
Reconciliation  of common stock  following  reverse stock
split                                                        (1,254)        (1)              1            -               -
Common stock issued pursuant to finder's agreement            26,675         27         25,315            -               -
Conversion of exchangeable shares                              9,472          9        355,150            -               -
Expense for options and warrants granted to consultants            -          -        140,200            -               -
Common  stock  issued  upon   exercise  of  options  and
warrants                                                      26,623         27         52,160            -               -
  Net earnings                                                     -          -              -            -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                                     11,062,290     11,063    $72,605,749           $-       $ (22,474)
                                                        =======================================================================

                               (Continued Below)

    The accompanying notes are an integral part of these financial statements



                                                                        IMERGENT, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Stockholders' Equity / (Capital Deficit)
                                                               For the Years Ended June 30, 2003, 2002, and 2001
                                                                           (Continued from Above)

                                                                              Accumulated          Total
                                                                                 Other         Stockholders'
                                                              Accumulated     Comprehensive        Equity /
                                                                Deficit           loss        (Capital Deficit)
                                                              ---------------------------------------------------
Balance July 1, 2000                                          $ (68,080,932)         $(4,267)      $(10,776,300)

Common stock issued upon conversion of subsidiary
  common stock                                                            -                -            139,290
Stock options exercised                                                   -                -              6,775
Shares issued for services                                                -                -             17,200
Amortization of deferred compensation                                     -                -            258,375
Forfeture of stock options                                                -                -                  -
Beneficial conversion feature on convertible debenture                    -                -            884,000
Warrants issued for convertible debentures                                -                -            371,000
Repricing of warrants issued for convertible debentures                   -                -              9,008
Warrants issued for restructuring of debenture                            -                -            129,927
Debt discount on convertible note warrants                                -                -            512,540
Beneficial conversion feature on convertible note                         -                -          1,347,480
Partial conversion of convertible debenture                               -                -            200,000
Conversion of related party note payable                                  -                -            118,000
Conversion of officers accrued liabilities                                -                -            453,950
Warrants issued for services                                              -                -            223,903
Imputed   interest  on  notes  payable  to  officers  --
contributed                                                               -                -             38,756
Private placement offering subscriptions received, net                    -                -            398,200
Comprehensive income (loss)
---------------------------
  Net income (loss)                                              (3,638,736)                -        (3,638,736)
  Foreign currency translation adjustment                               438             (635)              (197)
                                                                                               -----------------
     Comprehensive income (loss)                                                                     (3,638,933)
--------------------------------------------------------      --------------------------------------------------
Balance June 30, 2001                                          (71,719,230)           (4,902)        (9,306,829)
                                                              ==================================================

Stock options exercised                                                   -                -              1,727
Amortization of deferred compensation                                     -                -             16,145
Forfeiture of deferred compensation                                       -                -                  -
Imputed interest on officer/director notes payable                        -                -             12,639
Stock options issued to consultants                                       -                -              6,400
Common stock issued for loan restructuring                                -                -             13,000
Conversion of convertible debenture                                       -                -          2,115,884
Conversion of long term notes                                             -                -          2,147,295
Private placement of common stock                                         -                -          4,712,712
Common stock shares issued for outstanding liabilities                    -                -            449,231
Common stock shares issued for services                                   -                -             15,601
Common stock issued for settlement agreements                             -                -             86,000
  Net earnings                                                    2,198,769                -          2,198,769

--------------------------------------------------------      --------------------------------------------------
Balance June 30, 2002                                           (69,520,461)          (4,902)         2,468,574
                                                              ==================================================

Amortization of deferred compensation                                     -                -             12,513
Private placement of common stock                                         -                -             15,000
Reconciliaton  of common stock  following  reverse stock
split                                                                     -                -                  -
Common stock issued pursuant to finder's agreement                        -                -             25,342
Conversion of exchangeable shares                                         -                -            355,159
Expense for options and warrants granted to consultants                   -                -            140,200
Common stock issued upon exercise of options and warrants                 -                -             52,187
  Net earnings                                                    5,034,072                -          5,034,072
--------------------------------------------------------      --------------------------------------------------
Balance June 30, 2003                                         $ (64,486,389)         $(4,902)        $8,103,047
                                                              ==================================================


The accompanying notes are an integral part of these financial statements


                                          IMERGENT, INC AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                           For the Years Ended June 30,

                                                                        2003            2002             2001
                                                                   -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                              $5,034,072     $2,198,769      $(4,314,516)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                          338,285        668,730        1,296,519
  Amortization of deferred compensation                                   12,513         16,145          258,375
  Write down of goodwill and acquired technology                               -              -        1,084,476
  Expense for stock options issued to consultants                        140,200          6,400                -
  Provision for bad debts                                             14,255,877      6,675,238        3,475,492
  Interest expense from beneficial conversion feature                          -              -          884,000
  Imputed interest expense on notes payable                                    -         12,639           38,756
  Loss on issue of common stock below market value                             -        199,657                -
  Common stock issued for loan restructuring                                   -         13,000                -
  Common stock issued for services                                        25,342         15,601           17,200
  Warrants and options issued for services                                     -              -           81,315
  Amortization of debt issue costs                                             -        437,478          496,530
  Amortization of beneficial conversion feature & debt discount                -      1,956,600          366,966
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                      (16,662,707)    (8,250,722)      (3,312,950)
     Inventories                                                         (10,778)        21,310           17,299
     Prepaid expenses and other current assets                           (39,050)      (381,702)         867,494
     Credit card reserves                                               (320,536)       (90,533)        (598,324)
     Other assets                                                        313,924        (65,415)         (51,204)
     Deferred revenue                                                    (52,095)    (5,328,034)      (9,460,686)
     Accounts payable - related party                                      3,223       (405,156)         413,117
     Accounts payable, accrued expenses and other liabilities           (957,492)    (1,248,936)       1,093,018
                                                                   -------------------------------------------------
  Net cash provided by (used in) continuing operating activities       2,080,778     (3,548,931)      (7,347,123)

  Net cash used in discontinued operations                                     -              -         (655,220)
                                                                   -------------------------------------------------

  Net cash provided by (used in) operating activities                  2,080,778     (3,548,931)      (8,002,343)
                                                                   -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                             -              -          300,000
  Acquisition of equipment                                              (129,000)       (99,579)        (100,765)
   Proceeds from disposition of equipment                                      -            660                -
                                                                   -------------------------------------------------
          Net cash provided by (used in) investing activities           (129,000)       (98,919)         199,235
                                                                   -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock subscribed                                     -              -          291,200
     Proceeds from issuance of common stock                               15,000      4,712,712                -
     Proceeds from exercise of options and warrants                       52,187          1,727            6,775
     Bank overdraft borrowings                                          (135,651)      (516,347)         355,007
     Proceeds from issuance of notes payable - officers                        -              -          821,000
     Proceeds from issuance of convertible long-term notes                     -        273,976        2,076,500
     Proceeds from issuance of convertible debenture                           -              -        2,500,000
     Proceeds from loan payable                                                -              -          100,000
     Proceeds from financing of insurance premium                        160,930        144,486                -
     Repayment of convertible debenture                                        -       (100,000)        (152,212)
     Repayment of notes payable - officers                                     -              -         (213,000)
     Repayment of note payable - bank                                          -        (97,779)               -
     Repayment of capital lease obligations                              (80,506)             -          (69,963)
     Repayment of note to related party                                        -       (380,000)               -
     Repayment of notes                                                 (163,868)       (20,342)               -
     Cash paid for debt issue costs                                            -              -         (370,025)
                                                                   -------------------------------------------------
          Net cash provided by (used in) financing activities           (151,908)     4,018,433        5,345,282
                                                                   -------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                        1,799,870        370,583       (2,457,826)

CASH AT THE BEGINNING OF THE YEAR                                        519,748        149,165        2,606,991

                                                                   -------------------------------------------------
CASH AT THE END OF THE YEAR                                           $2,319,618       $519,748         $149,165
                                                                   =================================================

Supplemental disclosures of non-cash transactions:
   Subscribed stock issued                                                     -        398,200                -
   Conversion of debenture to common stock                                     -      2,115,884          200,000
   Conversion of notes payable - officers to common stock                      -              -          118,000
   Conversion of amounts due to officers to common stock                       -              -          453,950
   Conversion of long term notes to common stock                               -      2,147,295                -
   Common stock issued for settlement agreements                               -         86,000                -
   Value of warrants in connection with the issuance of
convertible debenture                                                          -              -          509,935
   Value of warrants in connection with the issuance of
convertible long term notes                                                    -              -          655,128
   Beneficial conversion feature on convertible long term notes                -              -        1,347,480
   Restructuring premium on convertible debentures                             -              -          375,000
   Common stock issued for outstanding liabilities                             -        449,231                -
   Convertible debenture settled for note payable                              -        400,000                -
  Accrued interest added to note payable balance                               -         30,087                -
  Fixed assets acquired through capital lease obligations                      -         71,042                -
  Common stock issued for minority interest                              355,159              _                _

Supplemental disclosure of cash flow information:
Cash paid for Interest                                                         -          3,359          109,940


    The accompanying notes are an integral part of these financial statements

                         IMERGENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

         (1)      Description of Business

         Imergent, Inc. (the "Company" or "our"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

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

         (2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, LTD., and StoresOnline.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         (c)      Cash and Cash Equivalents

         Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

         (d)      Accounts Receivables and Allowances

         The Company offers to its customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is retained as short term and long term Accounts Receivable on the Company's Balance Sheet.

         The Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected, for all EPTA contracts. The allowances represent estimated losses resulting from the customers' failure to make required payments. The allowances for EPTAs retained by the Company are netted against the current and long term accounts receivable balances on the consolidated balance sheets, and the associated expense is recorded as a bad debt expense line item in operating expenses.

         EPTA's retained by the Company are charged off against the allowance when the customers involved are no longer making required payments and the EPTA's are determined to be uncollectible. Interest accrued is discontinued when an EPTA become delinquent.

         EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. The Company also provides an allowance for EPTAs estimated to be recoursed back to the Company.

         All allowance estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If allowances become inadequate additional allowances may be required.

         (e)              Transfers of Financial Assets

         Transfers of financial assets are accounted for as having been transferred, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         (f)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of products provided in conjunction with the Internet training workshops.

         (g)      Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 3 to 5 years. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases. Depreciable lives by asset group are as follows:

            Computer and office equipment ....................3 to 5 years
            Furniture and fixtures............................4 years
            Computer software.................................3 years
            Leasehold improvements............................term of lease

         Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income for the period.

         (h)      Goodwill and Intangible Assets

         As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

          (i)      Product  Development Expenditures

         Product and development costs are expensed as incurred. Costs related to internally developed software are expensed until technological feasibility has been achieved, after which the costs are capitalized.

         (j)      Impairment of Long-Lived Assets

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

         During the fiscal year ended June 30, 2001 the Company wrote off fixed assets with a book value totaling $1,091,052 as part of the closing of the American Fork, Long Beach, and Canadian offices included in extraordinary items (See Note 18). In addition, as a result of corporate restructuring, acquired technology and goodwill aggregating $1,084,476 was determined to be impaired and was written off during the fiscal year ended June 30, 2001 (See note 7).

          (k)     Financial Instruments

         The carrying values of cash, trade-receivable, accounts payable, accrued liabilities, capital lease obligations, and notes payable approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction or the restructuring.

         (l)      Income Taxes

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

         Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Deferred tax assets consist primarily of net operating losses carried forward. The Company has provided a valuation allowance against all of its net deferred tax assets at June 30, 2003 and against all of its deferred tax assets at June 30, 2002. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principles generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the year ended June 30, 2003 the Company has taxable income of approximately $8.2 million.

         The Company's net operating loss carry forward ("NOL"), which is approximately $43 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in the Company's history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). The Company believes that it will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 3, 2002. The Company also believes that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, the Company may be required to make a cash payment for taxes due on its income for fiscal year 2003, plus related interest, which could materially adversely impact the Company's financial position.

         (m)      Accounting for Stock Options and Warrants

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. The Company had options outstanding of 1,193,528 and 313,265 as of June 30, 2003 and 2002, respectively, with varying prices between $1.56 and $113.10. (See note 15)

         The Company had 631,460 and 502,313 warrants outstanding as of June 30, 2003 and 2002, respectively, with varying strike prices between $.40 and $115.50 and expiration dates between February 22, 2004 and April 9, 2008.

         (n)      Stock-Based Compensation

         The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the years ended 2001, 2002, and 2003. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:



                                                             2003           2002            2001
                                                       -------------------------------------------------
               Net earnings (loss) as reported               $5,034,072    $2,198,769      $(3,638,736)
               Net earnings (loss) proforma                  $4,928,030    $1,839,009      $(5,396,419)

               Net earnings (loss) per share as reported:
               Basic                                             $ 0.46         $0.37           $(1.63)
               Diluted                                           $ 0.44         $0.37           $(1.63)

               Net earnings (loss) per share pro forma:
               Basic                                              $0.45         $0.31           $(2.42)
               Diluted                                            $0.43         $0.31           $(2.42)


         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 181 percent for 2003, 262 percent for 2002, and 384 percent for 2001; average risk-free interest rate of 4 percent for 2003, 5 percent for 2002, and 5 percent for 2001; and an expected life between 1 and 10 years for 2003, 2002, and 2001. Dividends were assumed as not being paid during the period of calculation.

         Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant.

         Pro Forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

         (o)      Revenue Recognition

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

         Beginning October 1, 2000, the Company discontinued selling the service and in its place sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases a SOS license at one of the Company's Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company's website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with the Company or any other provider of such services. If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. Installment contracts are carried on the Company's books as a receivable and the revenue generated by these installment contracts is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for the last three quarters of fiscal year 2001, all of fiscal year 2002 and 2003.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of the Company's order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. The Company has offered its customers the payment option of a long-term installment contract for more than five years and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 47 percent of all EPTAs become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs. As a result, revenue from the sale of the SOS is recognized upon the delivery of the product. Bad debts are accounted for as an operating expense.

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

         The Company also offers its customers, through telemarketing sales following the workshop, certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. Revenues from these products are recognized when delivery of the product has occurred. These products are purchased from independent third party vendors and resold by the Company to its customers with no continuing obligation on the part of the Company.

         (p)      Comprehensive Income (Loss)

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

         (q)      Business Segments and Related Information

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

         The Company has historically operated under two principal business segments (Internet services and multimedia products). The primary business segment (Internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) was engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001. As a result, the Company currently operates in one business segment.

         (r)      Foreign Currency Translation

         The  financial   statements  of  the  Company's  Canadian   subsidiary,
StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign
Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity (capital deficit) and comprehensive income (loss). There were no gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the years ended June 30, 2003, 2002 and 2001.

         (s)      Per Share Data

         Basic  earnings  (loss) per share is computed by dividing  net earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Unexercised stock options to purchase 1,193,528 shares of the Company's common stock and unexercised warrants to purchase 631,460 shares of the Company's common stock were outstanding as of June 30, 2003, of which 218,250 stock options and 315,277 warrants were included in the diluted per share computation. Unexercised stock options to purchase 313,265 shares of the Company's common stock and unexercised warrants to purchase 502,313 shares of the Company's common stock were outstanding as of June 30, 2002, of which 1,236 stock options and 2,278 warrants were included in the diluted per share computation. Unexercised stock options to purchase 374,038 shares of the Company's common stock and unexercised warrants to purchase 210,735 shares of the Company's common stock were outstanding at June 30, 2001, in addition to shares of common stock from the conversion of subsidiary common stock and convertible debentures of 1,462,470 as of June 30, 2001, were not included in the per share computations because their effect would have been antidilutive as a result of the Company's loss.

         (t)      Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Company has estimated that allowances for bad debt for Trade Receivables should be $6,603,260 as of June 30, 2003. In addition, the Company has recorded an allowance for doubtful accounts of $319,812, for estimated credit card charge-backs relating to the most recent 180 days of credit card sales.

         (u)      Reclassifications

         Certain amounts reported in 2001 and 2002 have been reclassified to conform to the 2003 presentation.

         (v)      Discontinued Operations

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

         (w)      Advertising Costs

         The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the years ended June 30, 2003, 2002 and 2001 were approximately $7.6 million, $5.3 million and $6.0 million, respectively. As of June 30, 2003 the Company recorded $434,886 of direct response advertising related to future workshops as an asset.

         (x)      Commission Expense

         Commission expense relating to third-party telemarketing activity is recognized as incurred.

         (y)      Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, an impairment test is required within six months as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of these assets.

         SFAS 142 was applicable to the Company beginning July 1, 2002. As a result the Company discontinued the amortization of goodwill and arranged for an independent evaluation to determine if an impairment to goodwill existed. The Company engaged an independent consulting firm to perform an appraisal. Based on their report, management found that no impairment existed. The Company is now responsible to make this review annually if events and circumstances occur that might affect the carrying value of the Company goodwill.

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

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 has had no material effect on the Company's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The Company has had no Exit or Disposal activity since December 31, 2002, and the Company does not expect the implementation of SFAS 144 to have a material effect on the Company's financial condition or results of operations.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). This standard relates to acquisitions of financial institutions and is not expected to affect the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148). This standard amends the disclosure and certain transition provisions of SFAS 123, Accounting for Stock-Based Compensation. Its disclosure provisions are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 has not had a material impact on the Company's financial condition or results of operations.

         (z) Impact of SFAS 145

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. During the fiscal year ended June 30, 2001 the Company had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145 the Company has reclassified $1,688,956 to income before discontinued operations in its statement of operations included in this annual report.

         We have adopted SFAS No. 145 in the fiscal year ended June 30, 2003. The following table reflects the earnings per share information as of June 30, 2001 as previously reported and as revised for SFAS No. 145:


                                          As Previously Reported      As Revised
                                          ----------------------      ----------
                                         (in thousands except per share amounts)

Loss from continuing operations                $(4,315)                 $(2,626)
Extraordinary items                                962                     (727)

Basic and Diluted loss per share:
Income (loss) from continuing operations         (1.94)                   (1.18)
Extraordinary items                               0.43                    (0.33)

(3)      Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from its inception until fiscal year 2001 and, as of June 30, 2001, had a cumulative net loss of a $71,719,230 and a capital deficit of 9,306,829. As at the end of FY 2001, management anticipated future positive cash flows from continuing operations, and in addition had plans to raise additional debt or equity capital, which capital was raised. At the end of FY 2001, management believed that through future profitable operations and the raising of additional equity or debt capital, if necessary, the Company would be able to continue operating as a going concern. However, there could be no assurance that if additional capital was required that it would be available. The consolidated statements of operations, capital deficit and cash flows for FY 2001 did not include any adjustments that might have resulted from the inability of the Company, at that time, to continue as a going concern.

(4)      Acquisitions

         In January 1999, the Company acquired 100% of the outstanding stock of Spartan Multimedia, Inc., a Canadian corporation, in exchange for 18,572 shares of common stock of StoresOnline.com, Ltd., a wholly-owned Canadian subsidiary valued at $557,145. The shares were convertible on a one-to-one basis into common stock of the Company. The issuance of an additional 18,572 shares was contingent upon the attainment of certain performance standards in future periods. In April 1999, the Board of Directors approved the issuance of the contingent shares and waived the performance standards. Accordingly, the consideration increased to $1,392,858. The acquisition of Spartan Multimedia, Inc. was recorded using the purchase method of accounting. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired. The operations of Spartan Multimedia, Inc. are included in the consolidated statement of operations of the Company from January 15, 1999. During the year ended June 30, 2001 the Company ceased the operations of StoresOnline.com, Ltd. and has written off the net book value of the goodwill related to the acquisition of StoresOnline.com, Ltd., a total of $834,331 that is included in operating expenses for the year ended June 30, 2001.

         The StoresOnline.com Ltd. shares held by third parties were recognized as a minority interest until such time as the shares are converted to the Company's common stock. As of June 30, 2003, all convertible shares had been converted and recorded in stockholders' equity (capital deficit).

         Effective May 31, 1999, Galaxy Enterprises acquired substantially all the net assets of Impact Media, LLC ("Impact") using the purchase method of accounting by assuming the liabilities of Impact. The purchase of Impact resulted in the recording of goodwill in the amount of $117,655, which was the extent to which liabilities assumed exceeded the fair values of the assets acquired. The terms of the Impact Media acquisition provided for additional consideration of up to 25,000 shares of common stock to be paid if certain agreed-upon targets were met during the years ended May 31, 2000 and May 31, 2001. As of June 30, 2000, one of the targets had been met, and as a result 11,971 shares of the Company's common stock were transferred to the former owners of Impact. The Company recorded additional goodwill of $138,625 for the fair value of these shares as an additional investment in Galaxy Enterprises' subsidiary, IMI, Inc. IMI, Inc. continued to conduct the business acquired from Impact. In January 2001, the Company sold its ownership interest in IMI, Inc (See Note 17).

(5)      Selling of Accounts Receivable With Recourse

         The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. The Company sold contracts totaling $5,024,990, $4,279,724 and $7,610,771 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company maintains approximately a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company sells contracts to three separate finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

(6)      Property and Equipment

         Property and equipment balances at June 30, 2003 and 2002 are summarized as follows:

                                             -----------------------------------
                                                   2003             2002
                                             -----------------------------------
     Computers and office equipment......... $   1,281,191      $ 1,384,557
     Furniture and fixtures ................        10,406           10,406
     Leasehold improvements ................        49,316           30,791
     Software ..............................       861,783          847,448
     Automobiles ...........................        31,000           31,000
     Less accumulated depreciation .........    (2,033,522)      (1,894,742)
                                             -----------------------------------
                                             $     200,174      $  409,460
                                             ===================================

         Amounts included in property and equipment for assets capitalized under capital lease obligations as of June 30, 2003 and 2002 are $179,469 and 422,106, respectively. Capital leases at June 30, 2003 are at interest rates between 7% and 10%, and mature through July 2003 and October 2004. Accumulated depreciation for the items under capitalized leases was $156,583 and 303,206 as of June 30, 2003 and 2002, respectively.

(7)      Goodwill and Intangible Assets

         As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at July 1, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill is necessary as of July 1, 2002. As of June 30, 2003 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore have determined that there is no goodwill impairment as of that date. Prior to July 1, 2002 Goodwill was amortized on a straight-line basis over the estimated useful lives as follows:

            Acquired technology.......................5 to 7 years
            Goodwill..................................    10 years

         Goodwill as of June 30, 2003 and 2002 is summarized as follows:

                                         ---------------------------------
                                             2003             2002
                                         ---------------------------------
      Goodwill                              $    867,003     $    867,003
      Less accumulated amortization             (411,826)        (411,826)
                                         ---------------------------------
                                            $    455,177     $    455,177
                                         ===============     =============

         Net acquired technology and goodwill balances of $910,043 and $174,433 were written off during the second quarter of Fiscal 2001 as part of a corporate-wide business restructuring (see Note 2(g)).

         SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been exclusive of amortization expense recognized in periods presented relating to goodwill and intangible assets that are no longer being amortized. The amortization expense and net income before extraordinary items for the year ending 2003 (the year of initial application) and the prior two years follow:



                                                             -----------------------------------------------
                                                                      For the Years Ended June 30,
                                                             -----------------------------------------------
                                                                  2003             2002              2001
                                                             -----------------------------------------------

Reported net income before extraordinary items                $  5,034,072   $   2,198,769    $  (2,911,340)
Add back: goodwill amortization                                         -          133,368          107,032
                                                             -----------------------------------------------
Adjusted net income net income before extraordinary items     $  5,034,072   $   2,332,137     $ (2,804,308)

Basic earnings per share:
     Reported net income before extraordinary items           $       0.46   $        0.37     $      (1.31)
     Goodwill amortization                                             -              0.02             0.05
                                                             -----------------------------------------------
     Adjusted net income before extraordinary items           $       0.46   $        0.40     $      (1.26)

Diluted earnings per share:
     Reported net income before extraordinary items           $       0.44   $        0.37     $      (1.31)
     Goodwill amortization                                             -              0.02             0.05
                                                             -----------------------------------------------
     Adjusted net income before extraordinary items           $       0.44   $        0.40     $      (1.26)


(8)      Loans Payable

         In May 2001, the Company borrowed $100,000 from an individual who is the principal member of the company that purchased IMI from the Company. The amount was non-interest bearing and due on demand. In September 2001 the loan was converted into 33,333 shares ($3.00 per share) of common stock of the Company in connection with the Company's raising capital in a private placement of equity securities (See Note 16).

(9)      Notes Payable

         A note payable of $97,779 to a financial institution, bearing interest at the prime rate plus 3% per annum (10% at June 30, 2001) was due on November 1, 2001. The note was secured by certain equipment of the Company and was guaranteed by the Company's current Chief Executive Officer. The note was paid in full on September 24, 2001. Notes payable at June 30, 2003 consist of $435,857 of principal and interest payable to King William (and $121,206 due to Imperial Premium Finance Company. Interest on the note payable to Imperial Premium Finance Company is recorded at an annual interest rate of 5.08%. Interest on the note payable to King William is recorded at an annual interest rate of 8.0%. Maturities of notes payable are as follows:

Year ending June 30,
    2004                                  $     121,206
    2005                                              -
    2006                                              -
    2007                                              -
    2008                                        435,857
    Thereafter                                        -
                                           ------------
                                          $     557,063
                                           ============

(10)     Notes Payable - Officers and Stockholders

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

         During the year ended June 30, 2002 several officers and members of the Board of Directors loaned the Company an aggregate additional amount of $273,976. Principal payments made during the year ended June 30, 2002 totaled $380,000. In addition, the remaining balance of $383,976 was exchanged for 127,992 shares of common stock of the Company ($3.00 per share) during the year ended June 30, 2002. As of June 30, 2002 there were no balances owing officers and directors and no loans were made to the Company by them during the fiscal year ended June 30, 2003.

(11)     Convertible Debenture

         In July 2000, the Company entered into a securities purchase agreement with King William, LLC ("King William"). Under the terms of the agreement, the Company issued to King William an 8% convertible debenture due July 31, 2003 in the principal amount of $4.5 million. The debenture was convertible at King William's option into a number of shares of our common stock at the lower of $17.90 or a conversion rate of 80% of the average market price of the common stock during any three non-consecutive trading days during the 20 trading days prior to conversion. The purchase price for the debenture was payable in two tranches. The first tranche of $2.5 million was paid at the closing in July 2000. The value of the beneficial conversion feature on the $2.5 million that has been drawn down was recorded as additional paid in capital and interest expense of $884,000 for the year ended June 30, 2001, as the convertible debentures were immediately exercisable.

         In connection with the securities purchase agreement, the Company issued to King William a warrant to purchase 23,100 shares of the Company's common stock. In connection with the issuance of the debenture, the Company also issued to Roth Capital Partners, Inc., a warrant to purchase 9,000 shares of common stock and to Carbon Mesa Partners, LLC, a warrant to purchase 1,000 shares of common stock. Each of the warrants is exercisable for five years from the date of issue, at an exercise price of $16.25 per share and with cashless exercise and piggyback registration rights. The fair value of the warrants has been determined to equal $371,000 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 80%, risk-free interest rate of 6.5% and expected life of 5 years. The $371,000 was accounted for as additional paid in capital and debt discount and was amortized over the life of the debt. The unamortized balance at June 30, 2003 and 2002 is $0 and $168,636, respectively.

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

         Effective February 13, 2002 the Company and King William agreed to amend certain terms of the Second Restructuring Agreement. The New Note is amended to provide for a final maturity on July 10, 2006 and to provide that interest shall accrue at the rate stated in the New Note and be added to the principal balance until August 13, 2002. In addition, interest payable may be paid in either cash or common stock of the Company, which common stock is to be valued at an amount equal to the average closing bid price of the Company's common stock during the five trading days prior to the date the interest payment is made. Upon the signing of this agreement the Company issued 10,000 shares of restricted common stock valued at $13,000. The Company is no longer required to file a registration statement with respect to the common stock of the Company currently held by King William or acquirable by it upon exercise of the warrants held by it. King William has waived any default by the Company under the Second Agreement and the New Note. Finally, the selling limitations in Section 4 of the Second Agreement are no longer in effect and King William is only bound by the limitations under Rule 144 relating to the resale of any securities. Interest on the King William note is being paid in cash.

(12)     Convertible Long Term Notes

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

(13)     Income Taxes

         Income tax expense for the years ended June 30, 2003, 2002 and 2001 represents various state minimum franchise taxes and is included in general and administrative expenses in the accompanying consolidated statements of earnings. There are no Federal or state income taxes due for the fiscal year ended June 30, 2003 because of the Company's net operating loss carry forward.

         Income tax (benefit) expense attributable to income (loss) from operations during the years ended June 30, 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:



                                                              2003                2002               2001
                                                         --------------      --------------      --------------
        Computed "expected" tax (benefit) expense        $   1,711,585       $     747,580       $ (1,237,170)
        Decrease (increase) in income tax resulting from:
           State and local income tax benefit, net of
           federal effect                                      163,532             101,583           (192,125)
           Change in the valuation allowance for
           deferred  tax assets                             (1,236,581)         (5,634,171)         1,657,117

           Other (including cancellation of debt)             (638,536)          4,785,008           (227,822)

           Non-deductible stock compensation                         -                   -                  -
                                                         ----------------    ----------------    --------------

        Income tax expense                               $           -      $            -       $          -
                                                         ================    ================    ==============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are presented below:



                                                                         2003                     2002
                                                                -----------------------    --------------------
        Deferred tax assets:
           Net operating loss carryforwards                     $  13,434,568              $       15,430,985
           Stock option expense                                     2,131,625                       2,131,625
           Deferred compensation                                      468,406                         451,105

           Accounts receivable principally due to
              allowance for doubtful accounts                       2,619,897                       1,226,526
           Accrued expenses                                           101,278                         346,206
           Other                                                                                       13,801
           Deferred revenue                                           243,742                         263,255
           Legal fees                                                 429,439                         429,439
            Property and equipment                                     52,475                         139,085
           Debt issuance costs                                         22,787                          74,024
                                                                -----------------------    --------------------

              Total gross deferred tax assets                      19,504,217                      20,506,051
              Less valuation allowance                            (19,269,470)                    (20,506,051)

        Deferred tax liability:
           Capitalized Expenses                                      (234,747)                              -
                                                                -----------------------    --------------------
        Net deferred tax assets                                 $           -             $                 -
                                                                =======================    ====================



         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become includable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods which the deferred tax assets are deductible, management cannot be assured that the Company will realize the benefits of these deductible differences. Such potential future benefits have therefore been fully reserved, and accordingly, there are no net deferred tax assets.

         The Company's net operating loss carry forward ("NOL"), which is approximately $43million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in the Company's history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). The Company believes that it will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 3, 2002. The Company also believes that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, the Company may be required to make a cash payment for taxes due on its income for fiscal year 2003, plus related interest, which could materially adversely impact the Company's financial position.

         The available NOL for the fiscal year ended June 30, 2003 is approximately $15 million based on the Company's analysis of the provisions of
Section 382. As a result there is no provision for income taxes in the Consolidated Statement of Earnings for FY 2003. Any unused NOL from FY 2003 can be carried forward and used to offset future taxable income. The NOL carryforwards expire in various years through 2022.

(14)     Commitments and Contingencies

         Operating Leases

         The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2005. Future aggregate minimum obligations under operating leases as of June 30, 2003, exclusive of taxes and insurance, are as follows:

                                Year ending June 30,
                                2004                         $  306,333
                                2005                            231,396
                                2006                              2,831
                                Thereafter                            -
                                                            ---------------
                                Total                        $  540,560
                                                            ===============


         Rental expense for the years ended June 30, 2003, 2002 and 2001 was approximately $280,000, $270,000 and $582,000, respectively.

         Employment Agreements

         In January 2001, the Company entered into severance agreements with three former executives of the Company. The agreements require cash payments aggregating $97,000 through June 30, 2001, and two of them provide for a one-half interest in certain licenses and equipment owned by the Company and a grant of options to purchase common stock of the Company proportionate to any options granted to the Chairman of Board of the Company. In August 2001, two of the individuals issued a demand letter to the Company, claiming that certain payments stipulated in the agreements had not been made and purporting to reassert their rights under their respective employment agreements. These demands were subsequently resolved and withdrawn. As of June 30, 2003 no options have been granted to the Chairman of the Board or the former executives.

         Consulting Agreements

         In April 2003, the Company entered into a Consulting Services Agreement with Richard Wexler for future services for a fee of $15,000, with such agreement to expire on July 23, 2003. As of June 30, 2003, the Company had a contingent liability for the final installment of $5,000, due July 1, 2003.

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

         Category 5 Complaint

         On April 8, 2002 Category 5 Technologies, Inc. ("C5T") caused the Company to be served with a Summons and Complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991, whereby C5T sought judgment against the Company seeking reimbursement of $260,630 of their expenses associated with merger negotiations between the two companies. The Company has resolved this matter and entered into a First Amendment to Termination Agreement with Cat 5 dated as of March 10, 2003 memorializing that resolution. On April 9, 2003 a Stipulation of Settlement and Order of Dismissal was entered, dismissing the lawsuit with prejudice. Due to the uncertainty of the outcome, the entire $260,630 fee had been accrued by the Company and was carried as a current liability as of June 30, 2002. As a result of the settlement and dismissal of this action, the Company reversed the entire $260,630 current liability during the fiscal year ended June 30, 2003.

         Compliance with State and Federal Regulations

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

         About two years ago, based on various allegations and customer complaints, the FTC re-opened its investigation of the Company, requesting once again complete details about its marketing, sales, and customer service policies and other matters. The FTC also obtained details regarding customer complaints from the Better Business Bureau and various AG offices, and was fully aware of the "wrong doings" alleged by a nationally broadcast television story. In addition, FTC representatives attended one or more of the Company's workshops, visited its offices and were afforded an opportunity to review customer files. After nearly two years in this most recent investigation, the Company received written notice that the FTC investigation had been officially closed.

         In its letter the FTC states that it "... has conducted a nonpublic investigation to determine whether Galaxy Mall and related entities have violated the Federal Trade Commission Act through the use of deceptive practices in connection with the sale of electronic "storefronts" or web sites or storefront-related products or services." and concludes in part by stating, "Upon further review of this matter, it now appears that no further action is warranted by the Commission at this time. Accordingly, the investigation has been closed." The FTC letter also states that "The Commission reserves the right to take such further action as the public interest may require."

         The Company certainly regrets even one complaint, but can no more accept responsibility for failure of a business that purchases its products and services than the telephone company, a computer manufacturer or a business college, can accept responsibility for the failure of a customer or student to achieve success using, or not using, their telephone or computer or the knowledge learned from a college course. Although the Company is constantly looking for ways to improve its products and services, because its products and services are used by entrepreneurs and small businesses with such a broad range of objectives, backgrounds and skills, the Company anticipates that it will continue to receive complaints from some customers who are not able to successfully extend their business on the Internet. Regardless, the Company remains committed to work with and assist each of its customers by providing them information and tools necessary to help them establish or extend their business to the Internet.

         From time to time, the Company receives inquiries from and/or has been made aware of investigations by government officials in many of the states in which it operates, as well as by the Federal Trade Commission. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices. The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, although there is often no formal closing of the inquiry or investigation. The Federal Trade Commission investigation has been resolved as indicated above. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company's business or operations. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. To date, the Company has been able to resolve these matters on a mutually satisfactory basis and believes that it will be successful in resolving the currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company's business.

         On June 3, 2003, the Utah Department of Commerce, Division of Consumer Protection, issued an Administrative Citation In the Matter Of: Imergent, Inc. and StoresOnline, Inc., previously known as Galaxy Mall, Inc., UDCP Case No. CP30320 et al. The Administrative Citation, among other things, alleged that the Company has violated the Utah Business Opportunity Disclosure Act, Utah Code Ann. ss. 13-15-1, et seq., and the Utah Consumer Sales Practices Act, 13-11-1 et seq. In the Administrative Citation, the Division of Consumer Protection is seeking a maximum potential fine of $1,000 for alleged violation of the Utah Business Opportunity Disclosure Act registration requirements, $89,000 in potential maximum fines for the alleged violation of the disclosure requirements of the Utah Business Opportunity Disclosure Act, $89,000.00 in fines for the alleged violation of the deceptive acts or practices portions of the Utah Consumer Sales Practices Act, and $83,000.00 in fines for the alleged failure to provide buyers a three day right of rescission under the Utah Consumer Sales Practices Act. The Utah Division of Consumer Protection reserved the right to amend the Administrative Citation and has informed the Company that it intends to amend the Administrative Citation in the next couple of weeks. The Company has denied the allegations in the Administrative Citation, and requested a hearing before a hearing officer under the Utah Administrative Procedures Act. Discussions with the state of Utah to resolve this matter are in progress. The Company believes that it has valid defenses to the Administrative Citation and intends to vigorously defend against the Administrative Citation.

         On April 22, 2003, Maria J. Smith, purportedly on behalf of herself and the general public as private attorney general, filed a Complaint For Unfair Competition (California Business & Professions Code ss. 17200 et seq.) against the Company's subsidiary Galaxy Mall, Inc., and other defendants, including Electronic Commerce Internation, Inc. ("ECI"), in Orange County Superior Court, Central Justice Center, in the State of California, before the Honorable Steven Perk, Dept. C27 (Case No. 030005871). ECI is owned by John J. Poelman, the Company's former Chief Executive Officer and a former director. The complaint purportedly alleges, among other things, that the products and services acquired by the plaintiff were products and services that she did not need or were otherwise available to her through other means. Ms. Smith seeks preliminary and permanent injunctive relief, restitution in an unspecified amount for the benefit of members of the general public nationwide, and unspecified attorneys' fees and costs. The Company filed an answer to the complaint on May 28, 2003 denying the material allegations in Ms. Smith's Complaint and setting forth various affirmative defenses. On June 9, 2003, the Company filed a Motion To Stay Claims Pursuant to CCP 410.30, requesting that the action be stayed in California and requesting that the plaintiff be required to litigate her claim pursuant to a forum selection clause "in the courts of the State of Utah in the County of Utah or the United States District Court for the State of Utah." Defendant Leasecomm has informed the Company that they are engaged in negotiations with the plaintiffs to settle this matter and negotiations to reach a global settlement are anticipated. Both Leasecomm and the other named defendant in this case, ECI have indicated that they believe that were they found to be liable that they would be entitled to be indemnified by the Company with respect to any such liability. The Company's Motion To Stay presently is scheduled to be heard on September 26, 2003 at 11:00 a.m. The Company believes that it has valid defenses to the Complaint and the claims for indemnification and if a settlement is not reached, it intends to vigorously defend the action.

         The Company is not currently involved in any other material litigation; however, it is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these cases will not have a material adverse effect on its business, financial position, or future results of operations. As previously disclosed, on April 8, 2002 Category 5 Technologies, Inc. ("C5T") caused the Company to be served with a Summons and Complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 020902991, whereby C5T sought judgment seeking reimbursement of $260,000 of their expenses associated with merger negotiations between C5T and the Company. The Company has resolved this matter and entered into a First Amendment to Termination Agreement with Cat 5 dated as of March 10, 2003 memorializing that resolution. On April 9, 2003 a Stipulation of Settlement and Order of Dismissal was entered, dismissing the lawsuit with prejudice.

(15)     Stock Option Plan

         In July 1998, the Board of Directors adopted the 1998 Stock Compensation Program (the "Program") which consists of, among other things, a non-qualified stock option plan. An aggregate of 100,000 shares were reserved for issuance under the Program. During the year ended June 30, 1999, the Company granted 98,335 options under the Program at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $20.00 to $133.00 per share. The weighted-average fair value of options granted during the year ended June 30, 1999 under the Program was $34.40 per share. During the year ended June 30, 2001 the Company cancelled 60,326 options granted under the Program. The Company did not grant any options during the year ended June 30, 2001. During the year ended June 30, 2002, 250 options were cancelled. The Company did not grant any options during the year ended June 30, 2003 under the Program. As of June 30, 2003 and 2002, options available for future grants under the Program were 65,617 and 65,613, respectively.

         In December 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan") for Senior Executives. An aggregate of 500,000 shares were reserved for issuance under the Plan. During the year ended June 30, 1999, the Company granted 254,667 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $20.00 to $65.00 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 1999 was $26.90 per share. Subsequent to June 30, 1999, 224,667 of these options were cancelled. During the year ended June 30, 2000, the Company granted 55,071 options under the Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $35.00 to $92.50 per share. The weighted-average fair value of the options granted under the Plan during the year ended June 30, 2000 was $67.30 per share. During the year ended June 30, 2001 the Company granted 167,500 options under the Plan, with a weighted-average fair value of $7.10 per share. During the year ended June 30, 2002, 18,750 options were cancelled. In April 2003 the Board of Directors increased the shares available for grant as non-qualified stock options under the Plan by 500,000 shares so that the maximum number of shares of stock reserved for the grant of options under the Plan will be 1,000,000. During the year ended June 30, 2003 the Company granted 550,000 options under the Plan at exercise prices equal to the market price of the Company's common stock on the date of grant, ranging from $1.50 to $2.03 per share. There were 320,625 and 370,625 options available for future grants under the Plan as of June 30, 2003 and 2002, respectively.

         In July 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "Option Plan") for Non-Executives. An aggregate of 200,000 shares were reserved for issuance under the Option Plan; the reserve amount was later increased to 500,000 shares. During the year ended June 30, 2000, the Company granted 223,783 options under the Option Plan at exercise prices greater than and below the estimated market price of the Company's common stock on the date of grant ranging from $17.80 to $145.00 per share. The weighted-average fair value of the options granted under the Option Plan during the year ended June 30, 2000 was $73.40 per share. Also during the year ended June 30, 2000, 27,978 of these options were canceled. During the year ended June 30, 2001 the Company granted 165,550 options under the Option Plan, with a weighted-average fair value of $7.40 per share. During the year ended June 30, 2002, the Company granted 6,000 options under the Option Plan, with a weighted average fair value of $5.20, while 691 options were exercised. In April 2003 the Board of Directors increased the shares available for grant as non-qualified stock options under the Plan by 500,000 shares so that the maximum number of shares of stock reserved for the grant of options under the Plan will be 1,000,000. During the year ended June 30, 2003 the Company granted 363,000 options under the Plan at exercise prices equal to the market price of the Company's common stock on the date of grant, ranging from $1.56 to $2.03 per share. Stock options exercised during the year ended June 30, 2003 totaled 25,375, while 6,077 options were cancelled. As of June 30, 2003 and 2002, there were 528,607 and 385,530 options, respectively, available for future grants under the Option Plan.

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

         The following is a summary of stock option activity under the Company's stock option plans:

                                          --------------------------------------
                                                                Weighted average
                                            Number of Shares      exercise price
                                          --------------------------------------
        Balance at July 1, 2000               451,265            $  62.40
               Granted..................      333,050                7.30
               Exercised................       (2,001)               2.50
               Canceled or expired......     (408,276)              45.00
                                          -------------------- -----------------
        Balance at June 30, 2001              374,038            $  21.10
              Granted...................        6,000                5.20
              Exercised.................         (691)               2.50
              Canceled or expired.......      (66,082)               8.70
                                          -------------------- -----------------
        Balance at June 30, 2002              313,265            $  23.30
              Granted...................      913,000                1.70
              Exercised.................      (25,375)               2.04
              Canceled or expired.......       (7,362)              52.87
                                          -------------------- -----------------
        Balance at June 30, 2003            1,193,528            $   7.04


         The following table summarizes information about shares under option as of June 30, 2003:

       ---------------------------------------------------------------------  -------------------------------
                                   Outstanding                                         Exercisable
       ---------------------------------------------------------------------  -------------------------------
         Range of Exercise     Number of  Weighted-AverageWeighted-Average     Number of   Weighted-Average
                                Options      Remaining
               Prices                     Contractual Life      Price           Options         Price
       ---------------------------------------------------------------------  -------------------------------

            $.00 - $4.99           927,849      8.20        $   1.72                164,420   $  1.88
           $5.00 - $7.49            46,750      7.42            5.03                 43,813      5.03
               $7.50                40,750      7.52            7.50                 40,750      7.50
           $7.51 - $10.00           42,750      7.50           10.00                 42,125     10.00
          $10.01 - $29.99           73,038      5.43           17.86                 60,776     16.56
          $30.00 - $59.99           16,329      6.57           37.73                 16,254     37.72
          $60.00 - $89.99           32,753      6.04           76.55                 32,753     76.55
          $90.00 - $113.10          13,309      6.14          105.26                 13,309    105.26
                             -----------------------------------------------  -------------------------------
                                 1,193,528      7.85        $   7.04                414,200   $ 16.38
                             ===============================================  ===============================


         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees, under which no compensation cost for stock options is recognized for stock option awards granted with an exercise price at or above fair market value. The Company granted no employee stock options with an exercise price below market price during the years ended June 30, 2003, 2002 or 2001.

(16)     Stockholders' Equity

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

         Year ended June 30, 2002

         On August 1, 2001, the Company entered into an agreement with Electronic Commerce International, Inc. ("ECI"), a company owned by Jay Poelman who was at that time a director of and the president of the Company, pursuant to which, among other matters, the Company agreed to issue to them a total of 83,192 shares of common stock of the Company at a price of $3.00 per share in exchange for the release by ECI of trade claims by them against the Company totaling $249,575. In connection with the exchange, the Company recorded a charge of $199,657, representing the difference between the market value and the exchange rate, which is included in cost of revenue.

         During September 2001 the Company issued 280,000 common shares upon conversion of a long-term convertible debenture (see Note 12).

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

         During the year ended June 30, 2002, the Company converted long-term convertible notes totaling $2,147,295 of principle and interest into 859,279 shares of common stock ( see Note 14.)

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

         During the year ended June 30, 2002, the Company closed two private placements. In the first, which closed in November 2001, the Company issued 1,061,226 shares of common stock at a price of $3.00 per share and recorded $285,223 of placement agent and finders' fees relating to the private placement offering against Additional Paid in Capital. In the second private placement, which closed in May 2002, the Company issued 6,102,868 shares of common stock at a price of $0.40 per share and recorded $228,691 of placement agent and finders' fees relating to the private placement offering against Additional Paid in Capital.

         Year ended June 30, 2003

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

         On February 14, 2003 the Company issued 9,472 shares of our common stock in exchange for 9,472 Exchangeable Shares of StoresOnline.com, Ltd. held by a former employee. The shares of the Company's common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998 that was entered into in connection with the acquisition of StoresOnline.com Ltd.

         During the twelve month period ended June 30, 2003, the Company issued 26,623 shares of common stock upon the exercise of stock options.

(17)     Discontinued Operations

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

                                                                 Year Ended
                                                                  June 30
                                                               ---------------
                                                                    2001
                                                               ---------------
                Revenue                                         $  1,116,863
                Cost of revenue                                      703,831
                                                               ---------------
                   Gross profit (loss)                               413,032
                 Total operating expenses                            698,580
                                                               ---------------
                Loss from discontinued operations
                   before other item shown below                    (285,548)
                Other expense                                           (232)
                                                               ---------------
                   Net loss from discontinued operations           $(285,780)
                                                               ===============

(18)     Extraordinary Items

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

(19)     Related Entity Transactions

         John J. Poelman, former Chief Executive Officer and a former director and stockholder of the Company, was the sole owner of Electronic Commerce International, Inc. ("ECI") during the fiscal years ended June 30, 2002 and 2001 and during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. The Company also formerly utilized the services of ECI to provide a leasing opportunity to customers who purchased its products at its Internet training workshops. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party. Total revenue generated by the Company from the sale of ECI's merchant account solutions product, while ECI's business was owned by Mr. Poelman, was $1,453,612, $5,106,494 and $6,403,478 for the years ended June 30, 2003, 2002 and 2001, respectively. The cost to the Company for these products and services totaled $223,716, $994,043 and $975,257 for the years ended June 30, 2003, 2002 and
2001, respectively. During the years ended June 30, 2003, 2002 and 2001 the Company processed leasing transactions for its customers through ECI in the amounts of $0, $1,090,520 and $3,386,231, respectively. As of June 30, 2003 and 2002 the Company had no receivable balance due from ECI for leases in process. In addition, the Company had $0 and $26,702 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to ECI for the purchase of the merchant account software while owned by Mr. Poelman.

         The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman. The Company's revenues generated from the above products and services were $6,330,343, 4,806,497 and $1,263,793 for the years ended June 30, 2003, 2002 and
2001, respectively. The cost to the Company for these products and services totaled $994,827, $479,984 and $78,435 to purchase these services during the years ended June 30, 2003, 2002 and 2001, respectively. In addition, the Company had $92,094 and $53,023 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company sends complimentary gift packages to its customers who register to attend the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase products at the conclusion of the Workshop. The Company utilizes Simply Splendid, LLC ("Simply Splendid") to provide these gift packages to the Company's customers. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $421,265, 0, and $0 to provide these products during the years ended June 30, 2003, 2002 and 2001, respectively. In addition, the Company had $22,831 and $0 as of June 30, 2003 and 2002, respectively, recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

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

         The Company engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide various financial services. Shelly Singhal, a former member of the Company's Board of Directors, is a managing director of SBI. The Company paid SBI $58,679 for expenses & commissions relating to its private placement of unregistered securities which closed during November 2001. Adjusted gross proceeds to the Company from the offering totaled $2,898,455.

         During the year ended June 30, 2001 the Company issued 12,500 warrants to Shelly Singhal, a former member of the Company's Board of Directors, for non-director services rendered. The warrants were valued using the Black-Scholes pricing model at $40,657.

         In addition, the Company paid SBI a total of $40,000 and issued to it and various of its designees an aggregate of 112,500 shares of the Company's common stock in payment for services rendered to the Company in connection with its private placement of common stock that closed in May 2002 (see note 16).

         During the year ended June 30, 2002 SBI provided the Company with a Fairness Opinion relating to the proposed merger with Category 5 Technologies
(CT5), for which the Company was billed $152,437, of which the Company paid $67,437. The balance of $85,000 that was payable to SBI as of June 30, 2002 was conceded by SBI upon the termination of the CT5 merger. As of June 30, 2003 no balance is owed to SBI.

(20)     Segment Information

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

(21)     Subsequent Event

         On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's CEO and as a Director of the Company. Effective July 1, 2003 the Company agreed to retain Mr. Poelman as a consultant for the period of twelve months, for a monthly fee of $11,375 plus incidental expenses.

(22)     Quarterly Financial Information (unaudited)


                                                                      Year ended June 30, 2003
                                                                            Quarter Ended
                                                      09/30/02          12/31/02           03/31/03           06/30/03
                                             ------------------ ----------------- ------------------ ------------------


Revenue                                          $  11,283,849      $ 10,588,681      $  15,786,458      $  15,566,095
Gross profit                                         8,825,417         8,364,656         12,724,229         12,408,411
Income (loss) from continuing operations               933,501           573,726          1,840,556            901,406
Income (loss) from discontinued operations                   -                 -                  -                  -
Income (loss) from extraordinary items                       -                 -                  -                  -
Net income (loss)                                $   1,083,150      $    740,340      $   1,596,941      $   1,613,642

Basic income (loss) per share:
Income (loss) from continuing operations         $        0.10      $       0.07      $        0.14      $        0.15
Income (loss) from discontinued operations                   -                 -                  -                  -
Income (loss) from extraordinary items                       -                 -                  -                  -
Net income (loss)                                $        0.10      $       0.07      $        0.14         $     0.15

Diluted income (loss) per share:
Income (loss) from continuing operations         $        0.11      $       0.07      $        0.14         $     0.14
Income (loss) from discontinued operations                   -                 -                  -                  -
Income (loss) from extraordinary items                       -                 -                  -                  -
Net income (loss)                                $        0.11      $       0.07      $        0.14         $     0.14

Weighted average Common shares outstanding
Basic                                               10,999,478        11,007,226         11,030,931         11,043,340
Diluted (1)                                         10,035,459        11,208,171         11,290,240         11,943,142


                                                                     Year ended June 30, 2002
                                                                           Quarter Ended
                                                 09/30/01           12/31/01          03/31/02           06/30/02
                                             ------------------ ----------------- ------------------ ------------------

Revenue                                          $  11,634,043      $  7,455,746       $  7,296,696      $  10,964,365
Gross Profit                                        10,044,474         6,159,180          5,804,382          8,817,014
Income (loss) from continuing operations             2,335,308          (185,688)           377,335           (328,186)
Income (loss) from discontinued operations                   -                 -                  -                  -
Income (loss) from extraordinary items                       -                 -                  -                  -
Net income (loss)                                $   2,335,308      $   (185,688)      $    337,335      $    (328,186)

Basic income (loss) per share:
Income (loss) from continuing operations         $        0.68      $      (0.04)      $       0.08      $       (0.04)
Income (loss) from discontinued operations                   -                 -                  -                 -
Income (loss) from extraordinary items                       -                 -                  -                 -
Net income (loss)                                $        0.68      $      (0.04)      $       0.08      $       (0.04)

Diluted income (loss) per share:
Income (loss) from continuing operations         $        0.66      $      (0.04)      $       0.08      $       (0.01)
Income (loss) from discontinued operations                   -                 -                  -                  -
Income (loss) from extraordinary items                       -                 -                  -                  -
Net income (loss)                                $        0.66      $      (0.04)      $       0.08      $       (0.04)

Weighted average Common shares outstanding
Basic                                                3,450,711         4,388,230          4,833,462          9,035,396
Diluted (1)                                          3,539,724         4,388,230          4,833,462          9,035,396


                                                                     Year ended June 30, 2001
                                                                           Quarter Ended
                                                 09/30/00           12/31/00          03/31/01           06/30/01
                                             ------------------ ----------------- ------------------ ------------------

Revenue                                          $   7,425,857      $ 14,179,643       $  7,886,385      $  13,508,648
Gross profit                                         5,235,950        11,952,131          5,753,014         11,633,863
Income (loss) from continuing operations            (6,478,573)       (2,011,994)         1,211,000          4,654,007
Income (loss) from discontinued operations            (201,462)          (83,190)            (1,128)                 -
Income (loss) from extraordinary items                       -        (1,091,052)           363,656
Net income (loss)                                $  (6,680,035)     $ (3,186,236)      $  1,573,528      $   4,654,007

Basic income (loss) per share:
Income (loss) from continuing operations         $       (3.00)     $      (0.90)      $       0.60      $        1.94
Income (loss) from discontinued operations               (0.10)            (0.10)                 -                  -
Income (loss) from extraordinary items                      -              (0.50)              0.20                  -
Net income (loss)                                $       (3.10)     $      (1.50)      $       0.80      $        1.94

Diluted income (loss) per share:
Income (loss) from continuing operations         $       (3.00)     $      (0.90)      $       0.30*     $        1.18
Income (loss) from discontinued operations               (0.10)            (0.10)                 -                  -
Income (loss) from extraordinary items                       -             (0.50)      $       0.10*                 -
Net income (loss)                                $       (3.10)     $      (1.50)      $       0.40*     $       1.18

Weighted average Common shares outstanding
Basic                                                2,169,146         2,169,146          2,169,479          2,404,402
Diluted (1)                                          2,169,146         2,169,146          4,127,412          3,950,085



* As Recalculated
(1) Includes the dilutive effect of options, warrants and convertible securities.

         Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly income (loss) per share amounts do not necessarily equal the total for the year due to rounding.





         (25)     Earnings (Loss) Per Share

The following data was used in computing earnings (loss) per share:

                                                                         Year ended June 30,
                                                        ------------------------------------------------------
                                                             2003              2002               2001
                                                        ---------------  ----------------- -------------------
Net earnings (loss) available to common shareholders    $   5,034,072    $      2,198,769  $      (3,638,736)

Basic EPS
--------------------------------------------------------------------------------------------------------------

 Shares
 Common shares outstanding entire period                   10,995,774           2,446,018          2,164,873
 Weighted average common shares:
       Issued during period                                    23,320           3,427,636             63,092
      Canceled during period                                        -                   -                  -
                                                        ---------------  ----------------- -------------------

 Weighted average common shares outstanding
 during period                                             11,019,094           5,873,654         2,227,965
                                                        ---------------  ----------------- -------------------

 Earnings (loss) per common share - basic               $        0.46    $           0.37   $          (1.63)
                                                        ===============  ================= ===================
Diluted EPS
--------------------------------------------------------------------------------------------------------------

 Weighted average common shares outstanding
 during period - basic                                     11,019,094           5,873,654          2,227,965

 Dilutive effect of stock equivalents                         533,527               4,750                  -
                                                        ---------------  ----------------- -------------------
 Weighted average common shares outstanding
 during period - diluted                                   11,552,621           5,878,404          2,227,965
                                                        ---------------  ----------------- -------------------

 Earnings (loss) per common share - diluted             $        0.44    $           0.37  $           (1.63)
                                                        ===============  ================= ===================


                                 IMERGENT, INC.

                 Schedule II- Valuation and Qualifying Accounts

                    Years ended June 30, 2003, 2002 and 2001


                                                   Balance at         Charged to          Deductions/           Balance at
                                                   Beginning           Costs and           Write-offs             End of
                                                   of Period           Expenses        Net of Recoveries          Period
                                                -------------      ----------------   ------------------       ----------------

Year ended June 30, 2003
Deducted from accounts receivable:
  Allowance for doubtful accounts
    sales returns, credit card
    chargebacks, and other assets               $   3,413,981      $   14,255,877   $       10,646,003      $       7,023,855
Year ended June 30, 2002
Deducted from accounts receivable:
  Allowance for doubtful accounts
    sales returns, credit card
    chargebacks, and other assets               $   3,679,017      $    6,675,238   $        6,940,274      $       3,413,981
Year ended June 30, 2001
Deducted from accounts receivable:
  Allowance for doubtful accounts
    sales returns, credit card                  $     960,601     $     3,475,492   $          757,076      $       3,679,017
    chargebacks and other assets




                                  EXHIBIT INDEX

  Exhibit                                                                        Incorporated by Reference         Filed
    No.                           Exhibit Description                            Form        Date       Number    Herewith



   2.1      Agreement and Plan of Merger dated March 10, 2000 by and among       8-K       3/21/00      10.1
            Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy
            Enterprises, Inc.
   3.1      Certificate of Incorporation                                         S-1       6/1/99       3.1
   3.2      Certificate of Amendment to Certificate of Incorporation             S-1       9/7/00       3.1
   3.3      Certificate of Amendment to Certificate of Incorporation            10-K      10/15/02      3.3
   3.4      Amended and Restated Bylaws                                         10-Q      11/20/01      3.2
   3.5      Certificate of Ownership and Merger (4)                             S-1/A     11/12/99      3.3
   3.6      Articles of Merger                                                  S-1/A     11/12/99      3.4
   4.1      Form of Common Stock Certificate                                    10-K      10/15/02      4.1
   4.2      Form of Representatives' Warrant                                     S-1       6/1/99       4.1
   10.1     1998 Stock Compensation Program                                      S-1       6/1/99       10.6
   10.2     Amended  and   Restated   1998  Stock  Option  Plan  for  Senior                                         X
            Executives
   10.3     Amended and Restated 1999 Stock Option Plan for Non-Executives                                           X
   10.4     Agreement and Plan of Merger among Netgateway, Inc., Category 5     10-Q      11/20/01      2.1
            Technologies, Inc., and C5T Acquisition Corp., dated October
            23, 2001
   10.5     Engagement Agreement dated October 10, 2001 between Netgateway,     10-Q      11/20/01     10.124
            Inc. and SBI E2-Capital (USA) Ltd.
   10.6     Termination and Release Agreement dated January 14, 2002 among       8-K       1/18/02      2.1
            Netgateway, Inc., Category 5 Technologies, Inc. and C5T
            Acquisition Corp.
   10.7     Rescission Agreement dated February 1, 2002 between Netgateway,     10-Q       2/14/02     10.125
            Inc and SBI-E2 Capital (USA) Ltd. et al.
   10.8     Letter Agreement re: Modification of August Restructuring           10-Q       5/8/02      10.126
            Agreement as of February 13, 2002 between Netgateway, Inc. and
            King William LLC
   10.9     Agreement dated February 15, 2002 between SBI E2-Capital (USA)      10-K      10/15/02     10.36
            Ltd. and Netgateway, Inc.
  10.10     Agreement dated March 22, 2002 between vFinance Investments,        10-K      10/15/02     10.37
            Inc. and Netgateway, Inc.
   18.1     Letter dated February 9, 2000 from KPMG LLP                         10-Q       2/15/00      18.1
   21.1     Subsidiaries of Netgateway                                          10-K      10/15/02      21.1
   23.1     Consent of Grant Thornton LLP                                                                           X
   23.2     Consent of Eisner  LLP  (formerly  known as Richard A.  Eisner &                                        X
            Company, LLP)
   31.1     Certification of Chief Executive Officer                                                                X
   31.2     Certification of Chief Financial Officer                                                                X
   32.1     Certification of Chief Executive Officer                                                                X
   32.2     Certification of Chief Financial Officer                                                                X


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Imergent, Inc.


                                         By: /s/ Donald L. Danks
September 26, 2003                              Donald L. Danks
                                                Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Donald L. Danks
September 26, 2003                           Donald L. Danks
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

September 26, 2003                      /s/ Frank C. Heyman
                                             Frank C. Heyman
                                             Chief Financial Officer


September 26, 2003                      /s/ Brandon Lewis
                                             Brandon Lewis
                                             President, Chief Operating Officer
                                             and Director


September 26, 2003                      /s/ Peter Fredericks
                                             Peter Fredericks
                                             Director


September 26, 2003                      /s/ Thomas Scheiner
                                             Thomas Scheiner
                                             Director


September 26, 2003                      /s/ Gary Gladstein
                                             Gary Gladstein
                                             Director