Form 10-Q
period 2003-09-30
IMERGENT INC
filed 2003-11-13
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act. Yes ________ No ____X_____

         The number of shares outstanding of the registrant's common stock as of October 31, 2003 was 11,309,719

         When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited)
     and at June 30, 2003......................................................3

Unaudited Condensed Consolidated Statements of Operations for the three months
     September 30, 2003 and 2002...............................................4

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2003...........................................5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002.........................................6

Notes to Unaudited Condensed Consolidated Financial Statements ................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

General.......................................................................16

Critical Accounting Policies and Estimates....................................16

Related Party Transactions....................................................19

Results of Operations.........................................................19

Liquidity and Capital Resources...............................................23

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......26

Item 4.      Controls and Procedures..........................................26

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................25

Item 2.      Changes in Securities and Use of Proceeds........................27

Item 3.      Defaults Upon Senior Securities..................................27

Item 4.      Submission of Matters to a Vote of Security Holders..............27

Item 5.      Other Information................................................27

Item 6.      Exhibits and Reports on Form 8-K.................................27



                             IMERGENT, INC. AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheets

                                                                                          September 30, 2003   June 30, 2003
                                                                                          -----------------   -----------------
                                                                                            (Unaudited)
Assets

Current assets
Cash                                                                                           $ 2,444,115         $ 2,319,618
Trade receivables, net of allowance for doubtful accounts of $6,160,786 at
   September 30, 2003 and $4,471,667 at June 30, 2003.                                           6,240,549           4,965,769
Other receivables                                                                                    1,990              50,000
Inventories                                                                                         34,026              34,194
Prepaid expenses                                                                                   648,142             687,984
Credit card reserves, net of allowance for doubtful accounts of $243,385 at
   September 30, 2003 and $319,812 at June 30, 2003.                                               528,081             450,200
                                                                                          -----------------   -----------------
  Total current assets                                                                           9,896,903           8,507,765

Property and equipment, net                                                                        179,867             200,174
Goodwill, net                                                                                      455,177             455,177
Trade receivables, net of allowance for doubtful accounts of $3,028,587 at
  September 30, 2003 and $2,131,593 at June 30, 2003.                                            3,023,826           2,254,969
Other assets, net of allowance for doubtful accounts of $100,783 at
   September 30, 2003 and $100,783 at June 30, 2003.                                               203,481             103,460
                                                                                          -----------------   -----------------
  Total Assets                                                                                  13,759,254          11,521,545
                                                                                          =================   =================


Liabilities and Stockholders' Equity

Current liabilities

Accounts payable                                                                               $ 1,816,381         $ 1,413,112
Accounts payable - related party                                                                         -             114,925
Accrued wages and benefits                                                                         324,490             411,620
Accrued liabilities                                                                                255,802             204,137
Current portion of capital lease obligations                                                        16,729              26,536
Current portion of notes payable                                                                    60,987             121,206
Other current liabilities                                                                           41,192              35,840
Deferred revenue                                                                                   401,258             653,463
                                                                                          -----------------   -----------------
  Total current liabilities                                                                      2,916,839           2,980,839

Capital lease obligations, net of current portion                                                    1,802               1,802
Notes payable, net of current portion                                                              400,000             435,857
                                                                                          -----------------   -----------------
  Total liabilities                                                                              3,318,641           3,418,497
                                                                                          -----------------   -----------------

Commitments and contingencies

Stockholders' Equity
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 100,000,000 shares; issued and outstanding 11,272,441
    and 11,062,290 shares, at September 30, 2003 and June 30, 2003, respectively                    11,273              11,063
  Additional paid-in capital                                                                    72,787,896          72,605,749
  Deferred compensation                                                                            (19,347)            (22,474)
  Accumulated other comprehensive loss                                                              (4,902)             (4,902)
  Accumulated deficit                                                                          (62,334,308)        (64,486,389)
                                                                                          -----------------   -----------------
    Total stockholders' equity                                                                  10,440,613           8,103,047
                                                                                          -----------------   -----------------

Total Liabilities and Stockholders' Equity                                                    $ 13,759,254        $ 11,521,545
                                                                                          =================   =================

    The accompanying notes are an integral part of these financial statements



                   IMERGENT, INC. AND SUBSIDIARIES
     Unaudited Condensed Consolidated Statements of Operations for the
          For The Three Months Ended September 30, 2003 and 2002

                                                      ------------------------------------------------
                                                              2003                      2002
                                                      ----------------------    ----------------------


Revenue                                                        $ 20,545,136              $ 11,283,849

Cost of revenue                                                   4,361,702                 2,234,716
Cost of revenue - related party                                           -                   223,716
                                                      ----------------------    ----------------------
  Total cost of revenue                                           4,361,702                 2,458,432

                                                      ----------------------    ----------------------
  Gross profit                                                   16,183,434                 8,825,417

Operating Expenses

 Research and Development                                            76,694                    76,810
 Selling and marketing                                            6,223,131                 4,243,288
 Selling and marketing - related party                                    -                   278,060
 General and administrative                                       1,758,275                   857,608
 Depreciation and amortization                                       27,423                   148,417
 Bad debt expense                                                 6,220,234                 2,287,733
                                                      ----------------------    ----------------------
  Total operating expenses                                       14,305,757                 7,891,916

Earnings from operations                                          1,877,677                   933,501

Other income (expense)
 Other income                                                           970                     2,873
 Interest income                                                    275,244                   155,764
 Interest expense                                                    (1,810)                   (8,988)
                                                      ----------------------    ----------------------
  Total other income                                                274,404                   149,649

                                                      ----------------------    ----------------------
Net Earnings                                                      2,152,081                 1,083,150
                                                      ======================    ======================


Basic earnings (loss) per share:
     Basic                                                     $       0.19              $       0.10
     Diluted                                                           0.18                      0.10

Weighted average shares outstanding:
    Basic                                                        11,152,998                10,999,478
    Diluted                                                      11,966,483                11,035,459

 The accompanying notes are an integral part of these financial statements



                                  IMERGENT, INC. AND SUBSIDIARIES
                  Unaudited Condensed Consolidated Statement of Stockholders' Equity
                            For the Three Months Ended September 30, 2003




                                                                Common Stock                 Additional
                                                     ---------------------------------         Paid-in              Deferred
                                                         Shares             Amount             Capital             Compensation
---------------------------------------------------------------------    -------------    ------------------    -----------------
Balance July 1, 2003                                      11,062,290         $ 11,063          $ 72,605,749            $ (22,474)

Amortization of deferred compensation                              -                -                     -                3,127
Expense for options granted to consultants                         -                -                61,774                    -
Common stock issued upon exercise of options and warrants    210,151              210               120,372                    -
  Net earnings                                                     -                -                     -                    -

---------------------------------------------------------------------    -------------    ------------------    -----------------
Balance September 30, 2003                                11,272,441         $ 11,273          $ 72,787,896            $ (19,347)
                                                     ================    =============    ==================    =================

                            (Continued Below)
The accompanying notes are an integral part of these financial statements


                                   IMERGENT, INC. AND SUBSIDIARIES
                     Unaudited Condensed Consolidated Statement of Stockholders' Equity
                              For the Three Months Ended September 30, 2003
                                       (Continued from Above)

                                                                                        Accumulated
                                                                                           Other                     Total
                                                                Accumulated            Comprehensive              Stockholders
                                                                  Deficit                  loss                      Equity
--------------------------------------------------------    --------------------   ----------------------   ----------------------
Balance July 1, 2003                                               $(64,486,389)                $ (4,902)             $ 8,103,047

Amortization of deferred compensation                                         -                        -                    3,127
Expense for options granted to consultants                                    -                        -                   61,774
Common stock issued upon exercise of options and warrants                     -                        -                  120,582
  Net earnings                                                        2,152,081                        -                2,152,081

---------------------------------------------------------   --------------------   ----------------------   -----------------------
Balance September 30, 2003                                         $(62,334,308)                $ (4,902)             $10,440,612
                                                            ====================  =======================   =======================


     The accompanying notes are an integral part of these financial statements



                                       IMERGENT, INC AND SUBSIDIARIES
                         Unaudited Condensed Consolidated Statements of Cash Flows
                          For the Three Months Ended September 30, 2003 and 2002



                                                                                    2003                     2002
                                                                            ----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income  from operations                                                               $ 2,152,081              $ 1,083,150
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                                            27,423                  148,417
  Amortization of deferred compensation                                                     3,127                    3,128
  Expense for stock options issued to consultants                                          61,774
  Provision for bad debts                                                               6,220,234                2,287,733
  Changes in assets and liabilities:
     Trade receivables and unbilled receivables                                        (8,199,145)              (3,452,066)
     Inventories                                                                              168                        -
     Prepaid expenses and other current assets                                             39,542                        -
     Credit card reserves                                                                (140,617)                  14,815
     Other assets                                                                         (52,011)                 153,323
     Deferred revenue                                                                    (252,205)                (139,591)
    Accounts payable - related party                                                     (114,925)                 (20,785)
     Accounts payable, accrued expenses and other liabilities                             373,727                 (229,471)
                                                                            -----------------------------------------------
  Net cash provided by (used in) operating activities                                     119,173                 (151,347)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                                 (7,116)                 (26,318)
                                                                            -----------------------------------------------
          Net cash  (used in) investing activities                                         (7,116)                 (26,318)
                                                                            -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options and warrants                                       118,593                        -
     Bank overdraft borrowings                                                               (270)                (122,098)
     Repayment of capital lease obligations                                                (9,807)                 (41,712)
     Repayment of notes                                                                   (96,076)                 (61,620)
                                                                            -----------------------------------------------
          Net cash provided by (used in) financing activities                              12,440                 (225,430)
                                                                            -----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                           124,497                 (403,095)

CASH AT THE BEGINNING OF THE QUARTER                                                    2,319,618                  519,748

                                                                            -----------------------------------------------
CASH AT THE END OF THE QUARTER                                                        $ 2,444,115                $ 116,653
                                                                            ===============================================

Supplemental disclosures of non-cash transactions:
   Common stock issued for outstanding liabilities                                              -                   15,000
  Accrued interest added to note payable balance                                                -                    8,635



The accompanying notes are an integral part of these financial statements

                         IMERGENT, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                             September 2003 and 2002

         (1)      Description of Business

Imergent, Inc. (the "Company""), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

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

         (b) Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

         (c) Accounts Receivables and Allowances

The Company  offers to its  customers  the option to finance,  through  Extended
Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is retained as short term and long term Accounts Receivable on the Company's consolidated balance sheet.

The Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected, for all EPTA contracts. The allowances represent estimated losses resulting from the customers' failure to make required payments. The allowances for EPTAs retained by the Company are netted against the current and long term accounts receivable balances on the consolidated balance sheets, and the associated expense is recorded as bad debt expense in operating expenses.

EPTAs retained by the Company are charged off against the allowance when the customers involved are no longer making required payments and the EPTAs are determined to be uncollectible. Interest accrued is discontinued and written off when an EPTA becomes delinquent.

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

         (d) Transfers of Financial Assets

Transfers of financial assets are accounted for as having been transferred, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         (e) Goodwill and Intangible Assets

As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

         (f) Financial Instruments

The carrying values of cash, trade-receivable, accounts payable, accrued liabilities, capital lease obligations, and notes payable approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction or the restructuring.

         (g) Income Taxes

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

Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Deferred tax assets consist primarily of net operating losses carried forward. The Company has provided a valuation allowance against all of its net deferred tax assets at September 30, 2003 and against all of its deferred tax assets at June 30, 2003. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principles generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the year ended June 30, 2003 the Company has taxable income of approximately $8.2 million. Taxable income for the quarter ended September 30, 2003 is estimated to be approximately $4.0 million.

The Company's net operating loss carry forward ("NOL"), which is approximately $43 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in the Company's history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). The Company believes that it will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 3, 2002. The Company also believes that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Therefore no provision for income taxes has been established in the Statement of Operations for the three-month periods ended September 30, 2003 and 2002. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, the Company may be required to make a cash payment for taxes due on its income for fiscal year 2004, plus related interest, which could materially adversely impact the Company's financial position.

         (h) Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. The Company had options outstanding of 1,174,635 as of September 30, 2003 and 1,193,528 as of June 30, 2003, with varying prices between $1.56 and $113.10.

The Company had 631,460 warrants outstanding as of September 30, 2003 and 631,460 warrants outstanding as of June 30, 2003 with varying strike prices between $.40 and $115.50 and expiration dates between February 22, 2004 and April 9, 2008.

         (i) Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the three months ended September 30, 2003 and 2002. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share for the three months ended September 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

                                                 3 Months Ending September 30,
                                              ----------------------------------
                                                     2003            2002
                                              ----------------------------------
     Net earnings as reported                         $2,152,081    $ 1,083,150
     Net earnings  proforma                           $2,056,895    $ 1,071,661

     Net earnings per share as reported:
     Basic                                                $ 0.19          $0.10
     Diluted                                              $ 0.18          $0.10

     Net earnings per share pro forma:
     Basic                                                 $0.18          $0.10
     Diluted                                               $0.17          $0.10


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 181 percent for 2003 and 262 percent for 2002; average risk-free interest rate of 4 percent for 2003 and 5 percent for 2002; and an expected life between 1 and 10 years for 2003 and 2002. Dividends were assumed as not being paid during the period of calculation.

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

         (j) Revenue Recognition

Beginning October 1, 2000, the Company has sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases a SOS license at one of the Company's Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company's website where all the necessary tools are present to complete the construction of the customer's website. When completed, the website can be hosted with the Company or any other provider of such services. If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. Installment contracts ("EPTAs") are either sold to third party financial institutions for cash on a discounted basis, or carried on the Company's books as a receivable. The revenue generated by sales to "EPTA customers is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and 2004.

The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of the Company's order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS license with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. The Company has offered its customers the payment option of a long-term installment contract for more than five years and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 47 percent of all EPTAs become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information.

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

         (k) Comprehensive Income (Loss)

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

         (l) Per Share Data

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

Unexercised stock options to purchase 1,174,635 shares of the Company's common stock and unexercised warrants to purchase 435,404 shares of the Company's common stock were outstanding as of September 30, 2003, of which 555,690 stock options and 257,795 warrants were included in the diluted per share computation. Unexercised stock options to purchase 312,015 shares of the Company's common stock and unexercised warrants to purchase 502,212 shares of the Company's common stock were outstanding as of September 30, 2002 of which 0stock options and 269,643 warrants were included in the diluted per share computation.

         (m) Use of Estimates

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $9,189,373 as of September 30, 2003 and $6,603,260 as of June 30, 2003. In
addition, the Company has recorded an allowance for doubtful accounts of $243,385 as of September 30, 2003 and $319,812 as of June 30, 2003, for
estimated credit card charge-backs relating to the most recent 180 days of credit card sales.

         (n) Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2003 and 2002 were approximately $2.1 million and $1.9 million, respectively. As of September 30, 2003 the Company recorded $615,158 of direct response advertising related to future workshops as an asset as compared to $434,886 as of June 30, 2003.

         (o) Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. During the fiscal year ended June 30, 2001 we had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145, we have reclassified $1,688,956 to income before discontinued operations in its statement of operations included in our annual report.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial statements for the year ended June 30, 2003 and for the quarter ended September 30, 2003 and thereafter. The adoption of this standard involves additional disclosures. Our adoption of SFAS No. 148 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has been issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of September 30, 2003.

         (3) Selling of Accounts Receivable With Recourse

The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the three months ended September 30, 2003 and September 30, 2002, the Company sold contracts totaling $1,703,759 and $754,751 respectively. The Company maintains approximately a two percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company sells contracts to three separate finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

         (4) Goodwill and Intangible Assets

As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at July 1, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill is necessary as of July 1, 2002. As of September 30, 2003 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore has determined that there is no goodwill impairment as of that date. Prior to July 1, 2002 Goodwill was amortized on a straight-line basis over the estimated useful lives as follows:

            Acquired technology....................................5 to 7 years
            Goodwill.................................................  10 years

         Goodwill as of September 30, 2003 and 2002 is summarized as follows:

                                            ------------------------------------
                                                   2003             2002
                                            ------------------------------------
        Goodwill                                  $    867,003     $    867,003
        Less accumulated amortization                 (411,826)        (411,826)
                                            ------------------------------------
                                                  $    455,177     $    455,177
                                                       ========          =======

         (5) Notes Payable

Notes payable at September 30, 2003 consist of $400,000 of principal to King William and $60,987 due to Imperial Premium Finance Company. Interest on the note payable to Imperial Premium Finance Company is recorded at an annual interest rate of 5.08%. Interest on the note payable to King William is recorded at an annual interest rate of 8.0% and as of September 30, 2003 totaled $65,753, and is recorded as accrued interest under current liabilities. Maturities of notes payable are as follows:

Year ending June 30,
    2004                                                 $      60,987
    2005                                                             -
    2006                                                             -
    2007                                                             -
    2008                                                       400,000
    Thereafter                                                       -
                                                          ------------

                                                         $     460,987
                                                          ============

         (6) Stockholders' Equity

Quarter ended September 30, 2003

During the three months ended September 30, 2003 the Company issued 210,151 shares of common stock, upon the exercise of options and warrants.

During the three months ended September 30, 2003 the Company recorded an expense totaling $61,774 related to options granted to consultants prior to and during the quarter.

Quarter ended September 30, 2002

In July 2002, the Company issued 5,000 shares of common stock at a price of $3.00 a share relating to the private placement of common stock which closed during November 2001 for which all necessary paperwork had not previously been received. The Company had held these funds as a current liability pending the receipt of all proper paperwork.


(7) Related Entity Transactions

 On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, were not considered related entity transactions for the three months ending September 30, 2003.

John J. Poelman was the sole owner of Electronic Commerce International, Inc. ("ECI") during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party.

Total revenue generated by the Company from the sale of ECI merchant account solutions was $1,453,612 for the three months ended September 30, 2002. The cost to the Company for these products and services totaled $223,716 for the three months ended September 30, 2002.

The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman, former Chief Executive Officer and formerly a director of the Company. The Company's revenues generated from the above products and services were $1,429,824 for the three months ended September 30, 2002. The Company paid EMS $278,060 to fulfill these services during the three months ended September 30, 2002. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase products at the conclusion of the Workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $0 to fulfill these services during the quarter ended September 30, 2002. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

         (8)               Earnings  Per Share


             The following data was used in computing earnings per share:

                                                                    ----------------------------------
                                                                     Three Months Ending September 30,
                                                                    ----------------------------------
                                                                              2003         2002
                                                                    ----------------------------------
             Net earnings available to common shareholders              $  2,152,081    $   1,083,150

             Basic EPS
             -----------------------------------------------------------------------------------------
              Shares
              Common shares outstanding entire period                     11,062,290       10,995,774
              Weighted average common shares:
                    Issued during period                                      90,708            3,704
                   Canceled during period                                          -                -
                                                                    ----------------------------------

              Weighted average common shares outstanding
              during period                                               11,152,998       10,999,478
                                                                    ----------------------------------

              Earnings per common share - basic                         $        .19    $         .10
                                                                    ==================================

             Diluted EPS
             -----------------------------------------------------------------------------------------
              Weighted average common shares outstanding
               during period - basic                                      11,152,998       10,999,478

              Dilutive effect of stock equivalents                           813,485           35,981

                                                                    ----------------------------------
              Weighted average common shares outstanding
              during period - diluted                                     11,966,483       11,035,459
                                                                    ----------------------------------

               Earnings per common share - diluted                       $       .18     $        .10
                                                                    ==================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2003, filed on September 29, 2003, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

         A summary of our significant accounting policies is set out in Note 2 to our Financial Statements as found in our Form 10-K for the year ended June 30, 2003. We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

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

         Revenue Recognition

         Beginning October 1, 2000, the Company has sold a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web-based software product that enables the customer to develop their Internet website without additional assistance from us. When a customer purchases a SOS license at one of our Internet training workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to our website where all the necessary tools are present to complete the construction of the customer's website. If they choose to host with us there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate computer file is provided to the purchaser at the time of purchase and can be used if the customer decides to create their website on their own completely without access to our website and host their site with another hosting service.

       The revenue from the sale of the SOS license is recognized when the product is delivered to the customer. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an extended payment term arrangement. The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. Installment contracts ("EPTAs") are either sold to third party financial institutions for cash on a discounted basis, or carried on the Company's books as a receivable. The revenue generated by sales to "EPTA customers is recognized when the product is delivered to the customer and the contract is signed. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and 2004.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product. The customer signs one of the Company's order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms, all sales are final. All fees are fixed and final. Some states require a three-day right to rescind the transaction. Sales in these states are not recognized until the rescission period has expired. The Company offers customers the option to pay for the SOS license and merchant account with Extended Payment Term Arrangements ("EPTAs"). The EPTAs generally have a twenty-four month term. The Company has offered its customers the payment option of a long-term installment contract for more than five years and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite our efforts, approximately 47 percent of all EPTAs become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information.

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

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $9.2 million and $6.6 million as of September 30, 2003 and June 30, 2003, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current earnings trends, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. For the quarters ended September 30, 2003 and 2002 we have established a 100% reserve. We intend to reevaluate this reserve requirement upon completion of the section 382 study and valuation currently in progress.

         Our net operating loss carry forward ("NOL"), which was approximately $43 million prior to the application of our estimated FY 2003 taxable income of approximately $8.2 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 2, 2002. We also believe that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal year 2003, plus related interest, which could materially adversely impact our financial position.

RELATED PARTY TRANSACTIONS

         On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, were not considered related entity transactions for the three months ending September 30, 2003.

         John J. Poelman was the sole owner of Electronic Commerce International, Inc. ("ECI") during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party.

         Total revenue generated by the Company from the sale of ECI merchant account solutions was $1,453,612 for the three months ended September 30, 2002. The cost to the Company for these products and services totaled $223,716 for the three months ended September 30, 2002.

         The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services to the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John
J. Poelman, our former Chief Executive Officer and formerly a director of the Company. The Company's revenues generated from the above products and services were $1,429,824 for the three months ended September 30, 2002. The Company paid EMS $278,060 to fulfill these services during the three months ended September 30, 2002. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase products at the conclusion of the Workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $0 to fulfill these services during the quarter ended September 30, 2002. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

          In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

RESULTS OF OPERATIONS

         Three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

         Revenue

         Our fiscal year ends on June 30 of each year. Revenues for the three-month period ended September 30, 2003 increased to $20,545,136 from $11,283,849 in the three-month period ended September 30, 2002, an increase of 82%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces. We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues from our first fiscal quarter ended September 30, 2003 compared to the three-month period ended September 30, 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal quarter. The number increased to 118 for the first quarter of the current fiscal year ("FY 2004") from 67 in the first quarter of FY 2003. The average number of "buying units" in attendance at our workshops during the period decreased to 92 from 100 in the comparable period in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 37% of the buying units made a purchase at the workshops in the first quarter of FY 2003 compared to 28% in the first quarter of FY 2002. The average revenue per workshop purchase of $4,231during the current quarter remained approximately the same as in the comparable quarter of the prior fiscal year. We will seek to increase the number of workshops held in the future including some in English speaking countries outside of the United States of America.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the three-month ended September 30, 2003 increased to $16,183,434 from $8,825,417 for the same three-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

         Gross profit as a percent of revenue for quarter ended September 30, 2003 was 79% compared to 78% for the quarter ended September 31, 2002.

         Cost of revenues includes related party transactions of $0 in the three-month period ended September 30, 2003 and $223,716 in the comparable period of the prior fiscal year. These related party transactions are more fully described in the notes to the consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         Research and Development

         Research and development expenses consist primarily of payroll and related expenses. Research and development expenses in the current fiscal quarter were $76,694 compared to $76,810 in the quarter ended September 30, 2002. In both periods these expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the quarter ended September 30, 2003 increased to $6,223,131 from $4,521,348 in the quarter ended September 30, 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the three-month period ended September 30, 2003 were approximately $2.1 million compared to approximately $1.9 million in the three-month period ended September 30, 2002. Commissions paid to independent contract telemarketing companies increased to $1.7 million in the current fiscal quarter from $1.3 million in the comparable quarter of the prior fiscal year. Selling and marketing expenses as a percentage of sales were 30% of revenues for the first quarter of FY2003 compared to 40% in the first quarter of FY 2002.

           Selling and marketing expenses include related party transactions of $0 and $278,060 in the three-month periods ended September 30, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

 General and administrative expenses for the three-month period ended September 30, 2003 increased to $1,758,275 from $857,608 in the comparable period of the previous fiscal year. This increase is attributable to increases in finance company discounts, salaries and fringe benefits, and legal, accounting and other professional services. Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts, which generally range between 15% and 25% depending upon the credit worthiness of our customer, amounted to $484,973 in the three- month period ended September 30, 2003 and $266,753 in the three-month period ended September 30, 2002.

         General and administrative expenses as a percentage of revenues increased during the quarter ended September 30, 2003 to 9% from 8% in the same quarter of the prior fiscal year. We anticipate that general and administrative expenses will increase in future years as our business grows, and may also increase if we are not able to achieve a negotiated resolution of the litigation and regulatory matters currently pending against us.

         Bad Debt Expense

         Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price. These installment contracts are sometimes sold to finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

         Bad debt expense was $6,220,234 in the first quarter of FY 2004 compared to $2,287,733 in the comparable period of the prior fiscal year. This significant increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. During FY 2003 we wrote off approximately $2.4 million of installment contracts that originated in FY 2002 and 2001. We provided for bad debts as of June 30, 2002 based on the best information available at the time, including historical write-off patterns. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve. We believe that bad debt expense in future years will decline as a percentage of revenues since we have resolved all known contract losses during FY 2003. We believe the allowance for doubtful accounts of approximately $9.2 million at September 30, 2003 is adequate to cover all future losses associated with the contracts in our accounts receivable as of September 30, 2003.

         During the first quarter of FY 2004 workshop sales financed by installment contracts were approximately $10.5 million compared to approximately $4.4 million in the first quarter of the prior fiscal year. As a percentage of workshop sales, installment contracts were 61% in the first quarter of FY 2004 compared to 55% in the first quarter of FY 2003. During the three-month period ended September 30, 2003 contracts carried by us, before any adjustment for an allowance for doubtful accounts, increased by approximately $4.6 million to approximately $18.4 million. The balance carried at September 30, 2003 net of the allowance for doubtful accounts was approximately $9.3 million. The allowance for doubtful accounts as of September 30, 2003 related to installment contracts was 49.8% of gross accounts receivable compared to 47.8% at June 30, 2003. These factors and other non-installment contract receivables required us to increase our total allowance for doubtful accounts by approximately $2.5 million during the current quarter. The table below shows the activity in our total allowance for doubtful accounts during the three-month period ended September 30, 2003.

         Allowance balance June 30, 2003                           $7,203,855

         Plus provision for doubtful accounts                       6,040,233

         Less accounts written off                                 (3,789,384)

         Plus collections on accounts previously written off           78,837

         Allowance balance September 30, 2003                     $ 9,533,541
                                                                  ===========


         Interest Income

         Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the three-month period ended September 30, 2003 was $275,244 compared to $155,764 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses, as discussed above.

         Income Taxes

         We have made no provision for income taxes in our Statement of Operations for the three-month period ended September 30, 2003, because we believe our net operating loss carry forward ("NOL") will offset our entire earnings before income taxes during that period. Our NOL, which is approximately $43 million, represents the losses reported for income tax purposes from our inception through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of our company as of April 3, 2002. We also believe that based on a valuation of our company as of June 25, 2000, which evaluation is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing us to utilize our entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal year 2003, plus related interest, which could materially adversely impact our financial position.

LIQUIDITY AND CAPITAL RESOURCES

         At the close of the quarter ended September 30, 2003, we had working capital of $6,980,064 compared to $5,562,926 at June 30, 2003. Our shareholders equity was $10,440,613 at September 30, 2003 compared to $8,103,047 at June 30, 2003. We generated revenues of $20,545,136 for the three-month period ended
September 30, 2003 compared to $11,283,849 for the comparable period of the prior fiscal year. For the quarter ended September 30, 2003 we generated net earnings of $2,152,081 compared to $1,083,150 for the quarter ended September 30, 2002. For the quarter ended September 30, 2003, we recorded positive cash flows from operating activities of $119,171 compared to negative cash flows of $151,347 in the comparable period of the prior fiscal year.

         Although we had historically incurred losses during our first several years of operations, we became Profitable in FY 2002 and continued our profitability in FY 2003 and in the first quarter of FY 2004. Our historical losses, however, have resulted in a cumulative net loss of $62,334,308 through September 30, 2003. We have historically relied upon private placements of our stock and the issuance of debt to generate funds to meet our operating needs. However in FY 2003 we had positive cash flow from operations of $2,080,778, and during the quarter ended September 30, 2003 we had positive cash flows from operations of $119,171. We may in the future seek to raise additional debt or equity capital to further increase our growth potential and take advantage of strategic opportunities. However, there can be no assurance that additional financing will be available on acceptable terms, if at all.

         Cash

         At September 30, 2003, we had $2,444,115 cash on hand compared to $2,319,618 at June 30, 2003. Cash provided by operating activities was $119,173 for the quarter ended September 30, 2003. Net cash provided by operations was mainly net earnings of $2,152,081 and a provision for bad debts of $6,220,234, but partially offset by an increase in trade receivables of $8,199,145. The increase in trade receivables occurred because our increase in revenues generated additional installment contracts. See the discussion of Bad Debt Expense in the Results of Operations for a detailed discussion.

         Trade Receivables

         Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $6,240,549 at September 30, 2003 compared to $4,965,769 at June 30, 2003. Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $3,023,826 at September 30, 2003 compared to $2,254,969 at June 30, 2003. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables. During the quarter ended September 30, 2003 workshop sales financed by installment contracts were approximately $10.5 million compared to approximately $4.4 million in the quarter ended September 30, 2002.

         We sell, on a discounted basis, a portion of these installment contracts to third party financial institutions for cash. Currently we sell these installment contracts to three separate financial institutions with different recourse rights. When contracts are sold the discount varies between 15% and 25% depending on the credit quality of the customer involved. During the current quarter our cash position was strong enough to retain some of the contracts we otherwise would have sold. Contracts with customers whose credit rating would have allowed us to sell them and having an original principal balance of $235,642 were retained by the Company. The savings in discount by not selling the contracts was approximately $42,000. During the quarter ending December 31, 2003 we expect to retain additional contracts.

         Accounts Payable

         Accounts payable at September 30, 2003, totaled $1,816,381, compared to $1,528,037 at June 30, 2003. Our accounts payable as of September 30, 2003 were generally within our vendor's terms of payment.

         Stockholders' Equity

         Stockholders' equity at September 30, 2003 was $10,440,613 compared to $8,103,047 at June 30, 2003. The increase was mainly due to profitable operations for the first fiscal quarter. Net earnings during the quarter were $2,152,081.

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

         NASDAQ Application

         On June 6, 2003 we filed an  application  for a listing  on the  NASDAQ
Small Cap Market. Our application is subject to review and approval by the NASDAQ. Since filing, we have received and answered a series of questions from NASDAQ. We believe that because we are seeking to be listed other than in the context of an underwritten public offering and also because we had previously been delisted in January of 2001 and the level and nature of complaints and inquiries from customers and regulators about certain of our business practices NASDAQ is conducting a more complete and lengthy review of us than is normally conducted in connection with a listing application. We were invited to meet members of NASDAQ's staff on October 28 and that was a positive and fruitful meeting. Following that meeting NASDAQ requested additional information and a number of documents for their files which we are in the process of providing to them. We continue to feel confident that we meet all of the criteria and the standards of NASDAQ and are hopeful that our application will be accepted.

         Impact of Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002 (SFAS 145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. During the fiscal year ended June 30, 2001 we had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145, we have reclassified $1,688,956 to income before discontinued operations in its statement of operations included in our annual report on Form 10-K for the fiscal year ended June 30, 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial statements for the year ended June 30, 2003 and for the quarter ended September 30, 2003 and thereafter. The adoption of this standard involves additional disclosures. Our adoption of SFAS No. 148 did not have a material impact on our results of operations, financial position or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has been issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of September 30, 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of September 30, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of September 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  We do not believe we have material market risk exposure. We do not invest in market risk sensitive instruments for trading purposes. Our excess cash is placed in short-term interest-bearing accounts or instruments that are based on money market rates.

Item 4.  Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.


                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

        On August 12, 2002, the Office of the District Attorney of San Mateo County, California, notified us that it was investigating whether we were operating in violation of the California Seminar Sales Act (California Civil Code ss. 1689.20-1693)), the Seller Assisted Marketing Plans Act (California Civil Code ss. 1812.200-1812.221), and California's Unfair Competition Act (California Business & Professions Code ss. 17200 et. seq.). The Seminar Sales Act provides customers a three day right of rescission in connection with purchases made in a seminar setting (as defined by that Act). The Seller Assisted Marketing Plan Act is California's business opportunity sales law and it requires that persons who sell business opportunities (as defined in the that act) to register with the state and make certain pre-sale disclosures to purchasers. The Unfair Competition Act prohibits deceptive acts and practices generally in all industries. After receiving this notice, we reviewed the customer complaints that the District Attorney's office provided to us and have been able to resolve many of those complaints. We have also worked with that office to resolve the regulatory compliance issues raised by it. During the course of our efforts to resolve these issues we determined that because a settlement with the office of the San Mateo district attorney would not be binding on the state of California or the district attorney's of other counties that we would voluntarily submit our proposed resolution of the matter to the state of California in an effort to obtain closure on this matter at a statewide level.

         On October 3, 2003, the state indicated that it was not willing to approve our proposed resolution of the matter. That communication indicated that neither the state nor the San Mateo District Attorney's office was willing to enter into a settlement unless the settlement included (i) compliance by the company with the Seminar Sales Act and the Seller Assisted Marketing Plan Act,
(ii) a consent decree barring future violations of the above mentioned statutory provisions, (iii) an agreement to provide a full refund to each of the customers who had previously complained to the state of California or the office of the San Mateo District Attorney, including those customers with whom we had previously entered into a settlement and agreement and release and provided a partial refund, (iv) an agreement to provide a full refund to each California customer who sought a refund within the 60 days following the execution of the settlement, and (v) the payment of a civil penalty in the amount of $50,000. The communication indicated that the office of the San Mateo district attorney was willing to enter into a settlement agreement on a stand alone basis without requiring us to register under the Seller Assisted Marketing Plan Act and would require the payment of a civil penalty of $35,000 and that if we accepted that offer the state of California would not be prohibited from bringing an enforcement action against us. That communication also stated that if the matter was not resolved that the state and the office of the San Mateo district attorney would bring an enforcement action against us. We continue to believe that our business is not subject to regulation under the Seller Assisted Marketing Plan Act or the Seminar Sales Act and believe that we have meritorious defenses to those claims. Although we are continuing to work to resolve this matter through a negotiated settlement with the state we are prepared to vigorously defend any action brought by either the office of the San Mateo District Attorney or the Attorney General of the state of California. If an enforcement action is brought against us and we are not able to prevail on the merits or if we are prevented from conducting operations in California during the pendency of the proceedings our business would likely be materially adversely affected.

Item  2.    Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

          During the period July 29 through September 8, 2003, we issued an aggregate of 158,443 restricted shares of our common stock pursuant to the "cashless" exercise of outstanding warrants. In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

          In October 2003 we issued an aggregate of 27,425 restricted shares of our common stock pursuant to the exercise of outstanding warrants. In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

          On October 11, 2003 we issued 9,853 shares of our common stock at a deemed price of $6.10 per share in payment of interest due on a note payable to King William LLC. In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.


Item 3.     Defaults Upon Senior Securities.

         None.

Item 4.     Submission of Matters to a Vote of Security Holders.

         None

Item 5.     Other Information

         None


Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

         31.1 Certification of the Chief Executive Officer

         31.2 Certification of the Chief Financial Officer

         32.1 Certification of the Chief Executive Officer

         32.2 Certification of the Chief Financial Officer

     (b) Reports on Form 8 K

     1. We filed a Current Report on Form 8-K on July 8, 2003 announcing the retirement and resignation of our Chief Executive Officer and the appointment of Thomas Scheiner to our Board of Directors.

     2. We filed a Current Report o Form 8-K on September 16, 2003 announcing our earnings for the fiscal year ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Imergent, Inc.


                                 By: /s/ Donald L. Danks
November 13, 2003                        Donald L. Danks
                                         Chief Executive Officer




November 13, 2003                By:  /s/ Frank C. Heyman
                                          Frank C. Heyman
                                          Chief Financial Officer