Form 10-Q
period 2003-12-31
IMERGENT INC
filed 2004-02-12
CIK 1075736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-27941

                                 Imergent, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    87-0591719
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

               754 E. Technology Avenue
                      Orem, Utah                             84097
       ----------------------------------------           ----------
       (Address of Principal Executive Offices)           (Zip Code)

                                 (801) 227-0004
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock as of February 10, 2004 was 11,475,519

         When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets at December 31, 2003
   (unaudited) and at June 30, 2003.........................................3

Unaudited Condensed Consolidated Statements of Operations for the
   three months and the six months ended December 31, 2003 and 2002.........4

Unaudited Condensed Consolidated Statement of Stockholders'
   Equity for the six months ended December 31, 2003........................5

Unaudited Condensed Consolidated Statements of Cash Flows for the
   six months ended December 31, 2003 and 2002..............................6

Notes to Unaudited Condensed Consolidated Financial Statements..............7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

General....................................................................16

Critical Accounting Policies and Estimates.................................16

Related Party Transactions.................................................19

Results of Operations......................................................20

Liquidity and Capital Resources............................................26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........28

Item 4.  Controls and Procedures...........................................29

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................29

Item 2.  Changes in Securities and Use of Proceeds.........................30

Item 3.  Defaults Upon Senior Securities...................................31

Item 4.  Submission of Matters to a Vote of Security Holders...............31

Item 5.  Other Information.................................................32

Item 6.  Exhibits and Reports on Form 8-K..................................32

Signatures.................................................................33

                                     IMERGENT, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets


                                                                           December 31, 2003  June 30, 2003
                                                                           -----------------  -------------
                                                                               (Unaudited)
Assets

Current assets
--------------
Cash                                                                         $  2,700,583      $  2,319,618
Trade receivables, net of allowance for doubtful accounts of $6,146,249 at
   December 31, 2003 and $4,471,667 at June 30, 2003                            7,247,042         4,965,769
Other receivables                                                                       -            50,000
Inventories                                                                        59,066            34,194
Prepaid expenses                                                                  526,142           687,984
Credit card reserves, net of allowance for doubtful accounts of $62,266 at
   December 31, 2003 and $319,812 at June 30, 2003                                465,391           450,200
                                                                             ------------      ------------
   Total current assets                                                        10,998,224         8,507,765

Property and equipment, net                                                       162,727           200,174
Goodwill, net                                                                     455,177           455,177
Trade receivables, net of allowance for doubtful accounts of $2,989,021 at
December 31, 2003 and $2,131,593 at June 30, 2003                               3,395,301         2,254,969
Other assets, net of allowance for doubtful accounts of $168,691 at
     December 31, 2003 and $100,783 at June 30, 2003                              206,690           103,460
                                                                             ------------      ------------
    Total Assets                                                             $ 15,218,119      $ 11,521,545
                                                                             ============      ============

Liabilities and Stockholders' Equity

Current liabilities
-------------------
Accounts payable                                                             $  1,628,590      $  1,413,112
Accounts payable - related party                                                        -           114,925
Accrued wages and benefits                                                        404,312           411,620
Accrued liabilities                                                               362,812           204,137
Current portion of capital lease obligations                                       11,171            26,536
Current portion of notes payable                                                        -           121,206
Other current liabilities                                                          53,392            35,840
Deferred revenue                                                                  173,986           653,463
                                                                             ------------      ------------
  Total current liabilities                                                     2,634,263         2,980,839

Capital lease obligations, net of current portion                                   1,802             1,802
Notes payable, net of current portion                                             400,000           435,857
                                                                             ------------      ------------
  Total liabilities                                                             3,036,065         3,418,498
                                                                             ------------      ------------

Commitments and contingencies

Stockholders' equity
Capital stock, par value $.001 per share
  Preferred stock - authorized 5,000,000 shares; none issued
  Common stock - authorized 100,000,000 shares; issued and outstanding
    11,321,915 and 11,062,290 shares, at December 31, 2003 and
    June 30, 2003, respectively                                                    11,322            11,063
  Additional paid-in capital                                                   73,060,423        72,605,749
  Deferred compensation                                                           (16,219)          (22,474)
  Accumulated other comprehensive loss                                             (4,902)           (4,902)
  Accumulated deficit                                                         (60,868,570)      (64,486,389)
                                                                             ------------      ------------
    Total stockholders' equity                                                 12,182,054         8,103,047
                                                                             ------------      ------------

Total liabilities and stockholders' equity                                   $ 15,218,119      $ 11,521,545
                                                                             ============      ============


                   The accompanying notes are an integral part of these financial statements.

                                                         3

                                         IMERGENT, INC. AND SUBSIDIARIES
                        Unaudited Condensed Consolidated Statements of Operations for the
                        Three Months and the Six Months Ended December 31, 2003 and 2002


                                                              Three Months Ended                   Six Months Ended
                                                     -----------------------------------   ----------------------------------
                                                       December 31,       December 31,       December 31,      December 31,
                                                           2003               2002               2003              2002
                                                     ----------------   ----------------   ----------------  ----------------
Revenue                                                 $ 19,827,058       $ 10,588,680       $ 40,372,194      $ 21,872,529

Cost of revenue                                            4,545,780          2,138,021          8,907,482         4,175,874
Cost of revenue - related party                                    -            164,936                  -           585,517
                                                        ------------       ------------       ------------      ------------
  Total cost of revenue                                    4,545,780          2,302,957          8,907,482         4,761,391
                                                        ------------       ------------       ------------      ------------
  Gross profit                                            15,281,278          8,285,723         31,464,712        17,111,138

Operating expenses

 Research and development                                     86,036                  -            162,729                 -
 Selling and marketing                                     6,704,292          3,601,993         12,850,729         7,983,605
 Selling and marketing - related party                             -             55,608                  -           195,343
 General and administrative                                2,256,990          1,033,681          4,091,958         1,968,099
 Depreciation and amortization                                24,448            103,886             51,872           252,303
 Bad debt expense                                          5,142,851          2,916,827         11,363,085         5,204,560
                                                        ------------       ------------       ------------      ------------
  Total operating expenses                                14,214,617          7,711,995         28,520,373        15,603,910

Earnings from operations                                   1,066,661            573,728          2,944,339         1,507,228

Other income (expense)
 Other income (expense), net                                  42,318             (1,006)            43,288               699
 Interest income                                             366,513            174,284            641,756           331,216
 Interest expense                                             (9,755)            (6,664)           (11,565)          (15,652)
                                                        ------------       ------------       ------------      ------------
  Total other income (expense)                               399,076            166,614            673,479           316,263
                                                        ------------       ------------       ------------      ------------
Earnings before income taxes                               1,465,737            740,342          3,617,818         1,823,491

Provision for income taxes                                         -                  -                  -                 -
                                                        ------------       ------------       ------------      ------------
Net earnings                                            $  1,465,737       $    740,342       $  3,617,818      $  1,823,491
                                                        ============       ============       ============      ============

Basic earnings per share:
     Basic                                              $       0.13       $       0.07       $       0.32      $       0.17
     Diluted                                            $       0.12       $       0.07       $       0.30      $       0.16

Weighted average shares outstanding:
    Basic                                                 11,306,384         11,007,221          1,228,705        11,001,417
    Diluted                                               12,275,356         11,208,171         12,189,052        11,119,593


                      The accompanying notes are an integral part of these financial statements.

                                                            4

                                                 IMERGENT, INC. AND SUBSIDIARIES
                               Unaudited Condensed Consolidated Statement of Stockholders' Equity
                                           For The Six Months ended December 31, 2003


                                                                                                           Accumulated
                                                                                                             Other
                                                 Common Stock       Additional    Deferred                   Compre-      Total
                                             ---------------------    Paid-in      Compen-    Accumulated    hensive   Stockholders'
                                               Shares      Amount     Capital      sation       Deficit       loss        Equity
                                             ----------   --------  ------------  ---------  -------------   --------   -----------
Balance July 1, 2003                         11,062,290   $ 11,063  $ 72,605,749  $ (22,474) $ (64,486,389)  $ (4,902)  $ 8,103,047
                                             ----------   --------  ------------  ---------  -------------   --------   -----------

Amortization of deferred compensation                                                 6,255                                   6,255
Expense for options granted to consultants                               193,335                                            193,335
Common stock issued for payment of interest       9,853         10        61,272                                             61,282
Common stock issued upon exercise of options
 and warrants                                   249,772        250       200,066                                            200,316
  Net earnings                                                                                   3,617,818                3,617,818
                                             ----------   --------  ------------  ---------  -------------   --------   -----------
Balance December 31, 2003                    11,321,915   $ 11,322  $ 73,060,423  $ (16,219) $ (60,868,570)  $ (4,902) $ 12,182,054
                                             ==========   ========  ============  =========  =============   ========   ===========

                                The accompanying notes are an integral part of these financial statements.

                                                                    5

                         IMERGENT, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2003 and 2002



                                                                             2003                2002
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                                             $   3,617,818       $   1,823,491
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities
  Depreciation and amortization                                                 51,871             252,303
  Amortization of deferred compensation                                          6,255               6,255
  Common stock issued for services                                                   -              25,342
  Expense for stock options granted to consultants                             193,335                   -
  Provision for bad debts                                                   11,363,085           5,204,560
  Changes in assets and liabilities
     Trade receivables                                                     (14,451,624)         (6,137,577)
     Inventories                                                               (24,872)            (20,396)
     Prepaid expenses                                                          161,842             (98,986)
     Credit card reserves                                                     (298,258)              9,248
     Other assets                                                             (103,230)            208,887
     Deferred revenue                                                         (479,477)           (305,491)
    Accounts payable - related party                                                 -             (54,338)
    Accounts payable, accrued expenses and other liabilities                   330,756            (462,167)
                                                                         -------------       -------------
  Net cash provided by (used in) operating activities                          367,501             451,131

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                        (14,424)            (50,891)
                                                                         -------------       -------------
          Net cash used in investing activities                                (14,424)            (50,891)
                                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options and warrants                            200,316                   -
     Bank overdraft borrowings                                                       -            (133,179)
     Repayment of capital lease obligations                                    (15,365)            (57,913)
     Repayment of notes payable                                               (157,063)           (124,143)
                                                                         -------------       -------------
          Net cash provided by (used in) financing activities                   27,888            (315,235)
                                                                         -------------       -------------

NET INCREASE (DECREASE) IN CASH                                                380,965              85,005

CASH AT THE BEGINNING OF THE QUARTER                                         2,319,618             519,748
                                                                         -------------       -------------
CASH AT THE END OF THE QUARTER                                           $   2,700,583       $     604,753
                                                                         =============       =============

Supplemental disclosures of non-cash transactions:
  Common stock issued for outstanding liabilities                        $      61,282       $      15,000
  Accrued interest added to note payable balance                                     -              17,541

Supplemental disclosure of cash flow information
Cash paid for interest                                                               -                   -

                  The accompanying notes are an integral part of these financial statements.

                                                    6

                 IMERGENT, INC. AND SUBSIDIARIES
  Notes to Unaudited Condensed Consolidated Financial Statements
                    December 31, 2003 and 2002

         (1)      Description of Business and Basis of Presentation

Imergent, Inc. (the "Company"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Form 10-K for the fiscal year ended June 30, 2003. These unaudited consolidated condensed financial statements, in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003 and the consolidated results of operations, stockholders equity, and cash flows of the Company for the periods presented. The results for the three and six months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

         (2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, LTD., and StoresOnline.com, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

         (b)      Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

         (c)      Accounts Receivable and Allowances

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

For all EPTA contracts the Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowances represent estimated losses resulting from the customers' failure to make required payments. The allowances for EPTAs retained by the Company are netted against the current and long term accounts receivable balances on the consolidated balance sheets, and the associated expense is recorded as bad debt expense in operating expenses.

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

         (f)      Financial Instruments

The carrying values of cash, trade-receivables, accounts payable, accrued liabilities, capital lease obligations, and notes payable approximated fair value due to either the short maturity of the instruments or the recent date of the initial transaction.

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

Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Deferred tax assets consist primarily of net operating losses carried forward. The Company has provided a valuation allowance against all of its net deferred tax assets at December 31, 2003 and at June 30, 2003. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principles generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the year ended June 30, 2003 the Company had taxable income of approximately $8.2 million. Taxable income for the six-months ended December 31, 2003 is estimated to be approximately $5.0 million.

The Company's net operating loss carry forward ("NOL"), which is approximately $43 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. Fiscal year 2003 was the first year in the Company's history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of the Company's NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). The Company believes that it will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 3, 2002. The Company also believes that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Therefore, no provision for income taxes has been established in the Statement of Operations for the three-month and the six-month periods ended December 31, 2003 and 2002. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, the Company may be required to make a cash payment for taxes due on its income for fiscal year 2004, plus related interest, which could materially adversely impact the Company's financial position.

         (h)      Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. The Company had options outstanding of 1,274,397 as of December 31, 2003 and 1,193,528 as of June 30, 2003, with varying prices between $1.50 and $113.10 per share.

The Company had 400,479 warrants outstanding as of December 31, 2003 and 631,460 warrants outstanding as of June 30, 2003 with varying strike prices between $.40 and $115.50 per share and expiration dates between February 22, 2004 and April 9, 2008.

         (i)      Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the three months and the six months ended December 31, 2003 and 2002. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share for the three and six months ended December 31, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

                                                   Three Months Ended               Six Months Ended
                                              ------------------------------  ------------------------------
                                               December 31,   December 31,     December 31,  December 31,
                                                   2003           2002             2003          2002
                                              ------------------------------  ------------------------------
         Net earnings as reported              $ 1,465,737    $ 740,342        $ 3,617,818   $ 1,823,491
         Net earnings proforma                 $ 1,320,055    $ 728,853        $ 3,376,950   $ 1,800,513

         Net earnings per share as reported:
         Basic                                 $      0.13    $    0.07        $      0.32   $      0.17
         Diluted                               $      0.12    $    0.07        $      0.30   $      0.16

         Net earnings per share pro forma:
         Basic                                 $      0.12    $    0.07        $      0.30   $      0.16
         Diluted                               $      0.11    $    0.07        $      0.28   $      0.16

The Company estimates the fair value of each option grant on the date of each option grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. The Company used the historical volatility of common stock, as well as other relevant factors in accordance with SFAS 123, to estimate the expected volatility assumptions. Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant. Pro Forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

         (j)      Revenue Recognition

On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases a SOS license at one of the Company's Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company's website where all the necessary tools are located to complete the construction of the customer's website. When completed, the website can be hosted with the Company or any other provider of such services. If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA). The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. EPTAs are either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company's books as a receivable.

The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and for the first six months of fiscal year 2004.

The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product and the three-day rescission period expires. The customer signs one of the Company's order forms and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms the customer has three days to rescind the order. Once the rescission period expires, all sales are final and all fees are fixed and final.

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

         (k)      Foreign Currency Translation

Certain extended payment term arrangements are denominated in foreign currencies with maturity dates between 2004 and 2005. These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income (expense).

         (l)      Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's only other comprehensive income (loss) was foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline, Ltd.

         (m)      Per Share Data

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

Unexercised stock options to purchase 1,274,397 shares of the Company's common stock and unexercised warrants to purchase 400,479 shares of the Company's common stock were outstanding as of December 31, 2003, of which 710,035 stock options and 266,368 warrants were included in the diluted per share computations. Unexercised stock options to purchase 657,190 shares of the Company's common stock and unexercised warrants to purchase 502,212 shares of the Company's common stock were outstanding as of December 31, 2002 of which 0 stock options and 200,944 warrants were included in the diluted per share computations.

         (n)      Use of Estimates

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $9,135,270 as of December 31, 2003 and $6,603,260 as of June 30, 2003. In
addition, the Company has recorded an allowance for doubtful accounts of $62,266 as of December 31, 2003 and $319,812 as of June 30, 2003, for estimated credit card charge-backs.

         (o)      Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the six-month period ended December 31, 2003 and 2002 were approximately$4.2 and $3.3 respectively, and for the three months ended December 31, 2003 and 2002 were approximately $2.1 million and $1.4 million, respectively. As of December 31, 2003 the Company recorded $577,190 of direct response advertising related to future workshops as an asset as compared to $434,886 as of June 30, 2003.

         (p)      Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of December 31, 2003.

         (3)      Selling of Accounts Receivable With Recourse

The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A significant portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the six months ended

December 31, 2003 and 2002 the Company sold contracts totaling $2,979,097 and $1,583,240 respectively, and for the three months ended December 31, 2003 and December 31, 2002, the Company sold contracts totaling $1,275,338 and $828,489 respectively. The Company maintains approximately a nine percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company sells contracts to three separate finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

         (4)      Goodwill and Intangible Assets

As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at July 1, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill is necessary as of July 1, 2002. As of December 31, 2003 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore has determined that there is no goodwill impairment as of that date.

            Acquired technology.....................................5 to 7 years
            Goodwill..................................................  10 years

         Goodwill as of December 31, 2003 and 2002 is summarized as follows:

                                                      2003           2002
                                                ------------     ------------

                Goodwill                        $    867,003     $    867,003
                Less accumulated amortization       (411,826)        (411,826)
                                                ------------     ------------
                                                $    455,177     $    455,177
                                                ============     ============


         (5)      Notes Payable

Notes payable at December 31, 2003 consist of $400,000 of principal to King William LLC. Interest on the note payable to King William is recorded at an annual interest rate of 8.0% and as of December 31, 2003 totaled $5,348, and is recorded as accrued interest under current liabilities. Maturities of notes payable are as follows:

         Year ending June 30,
             2004                                         $           -
             2005                                                     -
             2006                                                     -
             2007                                                     -
             2008                                               400,000
             Thereafter                                               -
                                                          -------------
                                                          $     400,000
                                                          =============


         (6)      Stockholders' Equity

Six months ended December 31, 2003

During the six months ended December 31, 2003 the Company issued 249,772 shares of common stock, upon the exercise of options and warrants for $200,316. The Company also issued 9,853 shares as payment of $61,282 of interest due King William LLC, a note holder.

During the six months ended December 31, 2003 the Company recorded an expense totaling $193,335 related to options granted to consultants that became exercisable during the six month period ended December 31, 2003.

Six months ended December 31, 2002

On December 6, 2002, the Company issued 26,675 shares of common stock at a price of $1.75 per share, in settlement of a finder's fee earned in connection with our private placement of common stock that closed in May 2002.

         (7)      Related Party Transactions

On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the three months and six months ended December 31, 2003 since Mr. Poelman was not an affiliate of the company after July 1, 2003.

John J. Poelman was the sole owner of Electronic Commerce International, Inc. ("ECI") during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solution product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party.

Total revenue generated by the Company from the sale of ECI merchant account solutions while ECI was a related party was $0 and $1,453,672 for the three months and the six months ended December 31, 2002, respectively. The cost to the Company for these products and services totaled $0 and $223,716 for the three months and the six months ended December 31, 2002 respectively.

The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services for the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman, our former Chief Executive Officer and formerly a director of the Company. The Company's revenues generated from the above products and services were $1,429,824 and $1,943,832 for the three months and the six months ended December 31, 2002 respectively. The Company paid EMS $278,060 and $432,367 to fulfill these services during the three months and the six months ended December 31, 2002 respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's workshop training sessions. An additional gift is sent to workshop attendees who purchase products at the conclusion of the workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $0 and $124,776 to fulfill these services during the three month period and the six month period ended December 31, 2002 respectively. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

         (8)      Earnings Per Share


                                                               Three Months Ended               Six Months Ended
                                                         ------------------------------   -----------------------------
                                                          December 31,     December 31,    December 31,    December 31,
                                                              2003             2002            2003            2002
                                                         -------------    -------------   -------------   -------------
Net earnings available to common shareholders            $   1,465,737    $     740,342   $   3,617,818   $   1,823,491

Basic EPS
-----------------------------------------------------------------------------------------------------------------------
     Common shares outstanding entire period                11,272,441       11,999,520      11,062,290      10,995,774
     Weighted average common shares:
                 Issued during period                           33,943            7,706         166,415           5,643
                 Canceled during period                              -                -               -               -
                                                         -------------    -------------   -------------   -------------

     Weighted average common shares outstanding
     during period                                          11,306,384       11,007,226      11,228,705      11,001,417
                                                         -------------    -------------   -------------   -------------

     Earnings (loss) per common share - basic            $        0.13    $        0.07   $        0.32   $        0.17
                                                         =============    =============   =============   =============

Diluted
-----------------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding
     during period - basic                                  11,306,384       11,007,226      11,228,705      11,001,417

     Dilutive effect of stock stock equivalents                968,052          200,945         959,427         118,176
                                                         -------------    -------------   -------------   -------------

     Weighted average common shares outstanding
     during period - diluted                                12,274,436       11,208,171      12,188,132      11,119,593
                                                         -------------    -------------   -------------   -------------

     Earnings (loss) per common share - diluted          $        0.12    $        0.07   $        0.30   $        0.16
                                                         =============    =============   =============   =============

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

GENERAL

         Reverse Stock Split

         On June 28, 2002, our stockholders approved amendments to our Certificate of Incorporation to change our corporate name to "Imergent, Inc." and to effect a one-for-ten reverse split of the issued and outstanding shares of our common stock and reduce the authorized number of shares of common stock from 250,000,000 to 100,000,000. These changes were effective July 2, 2002. As a result of the reverse stock split, every ten shares of our then existing common stock was converted into one share of our new common stock under our new name, Imergent, Inc. Fractional shares resulting from the reverse stock split were settled by cash payment. Throughout this discussion references to numbers of shares and prices of shares have been adjusted to reflect the reverse stock split.

         Fluctuations in Quarterly Results and Seasonality

         In view of the rapidly evolving nature of our business and the market we serve, we believe that period to period comparisons of our operating results, including our gross profit and operating expenses as a percentage of revenues and cash flow, are not necessarily meaningful and should not be relied upon as an indication of future performance. We experience seasonality in our business. Our fiscal year ends each June 30. Revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.

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

         Revenue Recognition

         On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software ("SOS"). The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company. When a customer purchases a SOS license at one of the Company's Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company's website where all the necessary tools are located to complete the construction of the customer's website. When completed, the website can be hosted with the Company or any other provider of such services. If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting. This fee is deferred at the time it is paid and recognized during the subsequent 12 months. A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

         The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA). The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. EPTAs are either sold to third party financial institutions with recourse for cash on a discounted basis, or carried on the Company's books as a receivable.

         The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and any rescission period lapses. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and for the first six months of fiscal year 2004.

         The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product and the three-day rescission period expires. The customer signs one of the Company's order forms, and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms the customer has three days to rescind the order. Once the rescission period expires, all sales are final and all fees are fixed and final.

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

         Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $ 9.1million and $6.6 million as of December 31, 2003 and June 30, 2003, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current earnings trends, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. For the three and six month periods ended December 31, 2003 and 2002 we have established a 100% reserve. We intend to reevaluate this reserve requirement upon completion of the Section 382 study and valuation currently in progress .

         Our net operating loss carry forward ("NOL"), which was approximately $43 million prior to the application of our estimated FY 2003 taxable income of approximately $8.2 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2002. Fiscal year 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of the Company as of April 2, 2002. We also believe that based on a valuation of the Company as of June 25, 2000, which is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing the Company to utilize its entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal years 2003 and 2004, plus related interest, which could materially adversely impact our financial position.

RELATED PARTY TRANSACTIONS

         On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the three months and six months ended December 31, 2003 since Mr. Poelman was not an affiliate of the company after July 1, 2003.

         John J. Poelman was the sole owner of Electronic Commerce International, Inc. ("ECI") during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solution product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party.

         Total revenue generated by the Company from the sale of ECI merchant account solutions while ECI was a related party was $0 and $1,453,672 for the three months and the six months ended December 31, 2002, respectively. The cost to the Company for these products and services totaled $0 and $223,716 for the three months and the six months ended December 31, 2002 respectively.

         The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services for the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John
J. Poelman, our former Chief Executive Officer and formerly a director of the Company. The Company's revenues generated from the above products and services were $1,429,824 and $1,943,832 for the three months and the six months ended December 31, 2002 respectively. The Company paid EMS $278,060 and $432,367 to fulfill these services during the three months and the six months ended December 31, 2002 respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

         The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's workshop training sessions. An additional gift is sent to workshop attendees who purchase products at the conclusion of the workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $0 and $124,776 to fulfill these services during the three month period and the six month period ended December 31, 2002 respectively. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

          In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

RESULTS OF OPERATIONS

         Six-month period ended December 31, 2003 compared to the six-month period ended December 31, 2002

         Revenue

         Our fiscal year ends on June 30 of each year. Revenues for the six-month period ended December 31, 2003 increased to $40,372,194 from $21,872,529 in the six-month period ended December 31, 2002, an increase of 85%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces. We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues for the six-month period ended December 31, 2003 compared to the six-month period ended December 31, 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current six-month period. The number increased to 234 (including 13 that were held outside the United States of America) during the first two quarters of the current fiscal year ("FY 2004") from 135 (11of which were held outside the United States of America) in the first two quarters of FY 2003. The average number of "buying units" in attendance at our workshops during the current six-month period decreased to 94 from 95 in the comparable period of the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 35% of the buying units made a purchase at the workshops during the first six-month period of FY 2004 compared to 29% in the first six-month period of FY 2003. The average revenue per workshop purchase declined to approximately $4,200 during the current six-month period from approximately $4,300 during the six-month period ended December 31, 2002. We will seek to increase the number of workshops held in the future including some in English speaking countries outside of the United States of America.

         Other revenues, including fees to attend the workshop, sales to customers following the workshops, and hosting services were approximately $8,400,000 in the six-month period ended December 31, 2003 compared to $5,200,000 in the six-month period ended December 31, 2002, a 62% increase.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the six-month period ended December 31, 2003 increased to $31,464,712 from $17,111,138 for the same six-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

         Gross profit as a percent of revenue for six-month period ended December 31, 2003 was 78%, the same as for the six-month period ended December 31, 2002.

         Cost of revenues includes related party transactions of $0 in the six-month period ended December 31, 2003 and $585,517 in the comparable period of the prior fiscal year. These related party transactions are more fully described in the notes to the condensed consolidated financial statements as
Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         Research and Development

         Research and development expenses consist primarily of payroll and related expenses. Research and development expenses in the six-month period ended December 31, 2003 were $162,729 compared to $0 in the six-month period ended December 31, 2002. These expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the six-month period ended December 31, 2003 increased to $12,850,729 from $8,178,948 in the six-month period ended December 31, 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current six month period and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the six-month period ended December 31, 2003 were approximately $4.2 million compared to approximately $3.4 million in the six-month period ended December 31, 2002. Commissions paid to independent contract telemarketing companies increased to $3.9 million in the current fiscal six-month period from $2.2 million in the comparable six-month period of the prior fiscal year. Selling and marketing expenses as a percentage of revenues were 32% for the first six months of FY2004 compared to 37% in the first six months of FY 2003.

         Selling and marketing expenses include related party transactions of $0 and $195,343 in the six-month periods ended December 31, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

          General and administrative expenses for the six-month period ended December 31, 2003 increased to $4,091,958 from $1,968,099 in the comparable period of the previous fiscal year. This increase is attributable to increases in finance company discounts and collection costs, salaries and fringe benefits, and legal, accounting and other professional services. Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts generally range between 15% and 25% depending upon the credit worthiness of our customer. Contracts that are not sold are carried by the Company and the servicing and collection activity t is outsourced to independent collection companies. Fees for servicing are approximately 8% of the funds collected and for collection 33% of the funds collected. Increases in salaries and fringe benefits occurred because we hired additional personnel to support our increased business activity. Increases in legal fees, outside accounting fees and other professional fees resulted from various activities. In order to analyze and determine the amount of Net Operating Loss Carryforward for income tax purposes is available to us we incurred additional consulting and accounting fees. (See a discussion of this topic in the section of Critical Accounting Policies relating to income taxes above.) We experienced increased legal fees and other administrative expenses as a result of settlements the Company made with various persons and governmental jurisdictions as more fully described in Legal Proceedings in Part II, Item 1 of this Form 10-Q.

         General and administrative expenses as a percentage of revenues increased during the six-month period ended December 31, 2003 to 10% from 9% in the same six-month period of the prior fiscal year. We anticipate that general and administrative expenses will increase in future years as our business grows, but will decrease as a percentage of revenues.

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

         Bad debt expense was $11,363,085 in the first two quarters of FY 2004 compared to $5,204,560 in the comparable period of the prior fiscal year. This significant increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. During the first six months of FY 2004 we wrote off approximately $7.3 million of installment contracts that originated in FY 2003, 2002 and 2001. We provided for bad debts as of June 30, 2003 and 2002 based on the best information available at the time, including historical write-off patterns. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve. We believe that bad debt expense in future years will decline as a percentage of revenues. We believe the allowance for doubtful accounts of approximately $9.2 million at December 31, 2003 is adequate to cover all future losses associated with the contracts in our accounts receivable as of December 31, 2003.

         During the first two quarters of FY 2004 workshop sales financed by installment contracts were approximately $19.4 million compared to approximately $9.0 million in the first two quarters of the prior fiscal year. As a percentage of workshop sales, installment contracts were 60% in the first two quarters of FY 2004 compared to 57% in the first two quarters of FY 2003. During the six-month period ended December 31, 2003 contracts carried by us, before any adjustment for an allowance for doubtful accounts, increased by approximately $6.0 million to approximately $19.8 million. The balance carried at December 31, 2003 net of the allowance for doubtful accounts was approximately $10.6 million. The allowance for doubtful accounts as of December 31, 2003, related to installment contracts, was 46% of gross accounts receivable compared to 48% at June 30, 2003. These factors and other non-installment contract receivables required us to increase our total allowance for doubtful accounts by approximately $2.6 million during the six-month period ended December 31, 2003. The table below shows the activity in our total allowance for doubtful accounts during the six-month period ended December 31, 2003.

         Allowance balance July 1, 2003                         $ 7,023,855

         Plus provision for doubtful accounts                    11,363,085

         Less accounts written off                               (9,165,430)

         Plus collections on accounts previously written off        144,717

         Allowance balance December 31, 2003                    $ 9,366,227
                                                                ===========

         Interest Income

         Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the six-month period ended December 31, 2003 was $641,756 compared to $331,216 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses, as discussed above.

         Income Taxes

         We have made no provision for income taxes in our Statement of Operations for the six-month periods ended December 31, 2003 and 2002, because we believe our net operating loss carry forward ("NOL") will offset our entire earnings before income taxes during those periods. Our NOL, which is approximately $43 million, represents the losses reported for income tax purposes from our inception through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of our company as of April 3, 2002. We also believe that based on a valuation of our company as of June 25, 2000, which evaluation is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing us to utilize our entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal years 2003 and 2004, plus related interest, which could materially adversely impact our financial position.


         Three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002

         Revenue

           Revenues for the three-month period ended December 31, 2003 increased to $19,827,058 from $10,588,680 in the three-month period ended December 31, 2002, an increase of 87%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces. We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

         The increase in revenues from our second fiscal quarter ended December 31, 2003 compared to the three-month period ended December, 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal quarter. The number increased to 116 (13 of which were held outside of the United States of America) in the second quarter of the current fiscal year ("FY 2004") from 68 (all of which were held within the United States) in the second quarter of FY 2003. The average number of "buying units" in attendance at our workshops during the period increased to 96 from 90 in the comparable period in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 34% of the buying units made a purchase at the workshops in the second quarter of FY 2004 compared to 30% in the second quarter of FY 2003. The average revenue per workshop purchase declined to approximately $4,100 during the current quarter from approximately $4,300 during the comparable quarter of the prior fiscal year. We will seek to increase the number of workshops held in the future including some in English speaking countries outside of the United States of America.

         Other revenues including fees to attend the workshop, sales to customers following the workshops, and hosting services were approximately $4,500,000 in the three-month period ended December 31, 2003 compared to approximately $2,000,000 in the three-month period ended December 31, 2002, a 125% increase.

         Gross Profit

         Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the three-month ended December 31, 2003 increased to $15,281,278 from $8,285,723 for the same three-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

         Gross profit as a percent of revenue for quarter ended December 31, 2003 was 77% compared to 78% for the quarter ended December 31, 2002.

         Cost of revenues includes related party transactions of $0 in the three-month period ended December 31, 2003 and $164,936 in the comparable period of the prior fiscal year. These related party transactions are more fully described in the notes to the condensed consolidated financial statements as
Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         Research and Development

         Research and development expenses consist primarily of payroll and related expenses. Research and development expenses in the current fiscal quarter were $86,036 compared to $0 in the quarter ended December 31, 2002. These expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.

         We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

         Selling and Marketing

         Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for the quarter ended December 31, 2003 increased to $6,704,292 from $3,657,601 in the quarter ended December 31, 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current three month period and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the three-month period ended December 31, 2003 were approximately $2.1 million compared to approximately $1.4 million in the three-month period ended December 31, 2002. Commissions paid to independent contract telemarketing companies increased to $2.1 million in the current fiscal quarter from $0.9 million in the comparable quarter of the prior fiscal year. Selling and marketing expenses as a percentage of sales were 34% of revenues for the second quarter of FY2004 compared to 35% in the second quarter of FY 2003.

         Selling and marketing expenses include related party transactions of $0 and $55,608 in the three-month periods ended December 31, 2003 and 2002, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party is at least as favorable to us as would be available from an independent third party.

         General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

         General and administrative expenses for the three-month period ended December 31, 2003 increased to $2,256,990 from $1,033,681 in the comparable period of the previous fiscal year. This increase is attributable to increases in finance company discounts and collection costs, salaries and fringe benefits, and legal, accounting and other professional services. Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts generally range between 15% and 25% depending upon the credit worthiness of our customer. Contracts that are not sold are carried by the Company and the collection effort is outsourced to independent collection companies. Fees for the collection services are approximately 8% of the funds collected. Increases in salaries and fringe benefits occurred because we hired additional personnel to support our increased business activity. Increases in legal fees, outside accounting fees and other professional fees resulted from various activities. In order to take advantage of our Net Operating Loss Carryforward for income tax purposes additional consulting and accounting fees were necessary. (See a complete discussion of this topic in the section of Critical Accounting Policies relating to income taxes above.) Increased legal fees and other administrative expenses resulted from settlements the Company made with various persons and governmental jurisdictions as more fully described in Legal Proceedings in Part II, Item 1 of this Form 10-Q.

         General and administrative expenses as a percentage of revenues increased during the three-month period ended December 31, 2003 to 11% from 10% in the same three-month period of the prior fiscal year. We anticipate that general and administrative expenses will increase in future years as our business grows, but will decrease as a percentage of revenues.

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

         Bad debt expense was $5,142,851 in the second quarter of FY 2004 compared to $2,916,827 in the comparable period of the prior fiscal year. This significant increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. We believe that bad debt expense in future quarters will decline as a percentage of revenues. We believe the allowance for doubtful accounts of approximately $9.2 million at December 31, 2003 is adequate to cover all future losses associated with the contracts in our accounts receivable as of December 31, 2003.

         During the second quarter of FY 2004 workshop sales financed by installment contracts were approximately $9.0 million compared to approximately $4.6 million in the second quarter of the prior fiscal year. As a percentage of workshop sales, installment contracts were 58% in the second quarter of FY 2004, the same as the second quarter of FY 2003.

         Interest Income

         Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the three-month period ended December 31, 2003 was $366,513 compared to $174,284 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses, as discussed above.

         Income Taxes

         We have made no provision for income taxes in our Statement of Operations for the three-month period ended December 31, 2003 and 2002, because we believe our net operating loss carry forward ("NOL") will offset our entire earnings before income taxes during those periods. Our NOL, which is approximately $43 million, represents the losses reported for income tax purposes from our inception through June 30, 2002. FY 2003 was the first year in our history that generated taxable income. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control as defined by Section 382 have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). We believe that we will have significant recognized built-in gains and that during the recognition period the limitation will be increased by approximately $15 million based on an independent valuation of our company as of April 3, 2002. We also believe that based on a valuation of our company as of June 25, 2000, which evaluation is currently underway, the earlier ownership change will also have significant recognized built-in gains and that during the recognition period the limitation will be further increased by approximately $28 million thus allowing us to utilize our entire NOL. Significant management judgment was required in estimating the amount of the recognized built in gain. If it is determined that the actual amount of recognized built in gain is less than our estimate, we may be required to make a cash payment for taxes due on our income for fiscal years 2003 and 2002, plus related interest, which could materially adversely impact our financial position.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 we had working capital of $8,363,961 compared to $5,562,926 at June 30, 2003. Our shareholders equity was $12,182,054 at December 31, 2003 compared to $8,103,047 at June 30, 2003. We generated revenues of $40,372,194 for the six-month period ended December 31, 2003 compared to $21,872,529 for the comparable period of the prior fiscal year. For the six-month period ended December 31, 2003 we generated net earnings of $3,617,818 compared to $1,823,491 for the six-month ended December 31, 2002. For the six-month period ended December 31, 2003, we recorded positive cash flows from operating activities of $367,501 compared to positive cash flows of $451,131 in the comparable period of the prior fiscal year.

         Although we had historically incurred losses during our first several years of operations, we became profitable in FY 2002 and continued our profitability in FY 2003 and in the first two quarters of FY 2004. Our historical losses, however, have resulted in a cumulative net loss of $60,868,570 through December 31, 2003. We have historically relied upon private placements of our stock and the issuance of debt to generate funds to meet our operating needs. However in FY 2003 we had positive cash flow from operations of $2,080,778, and during the six-month period ended December 31, 2003 we had positive cash flows from operations of $367,501. We may in the future seek to raise additional debt or equity capital to further increase our growth potential and take advantage of strategic opportunities. However, there can be no assurance that additional financing will be available on acceptable terms, if at all.

         Cash

         At December 31, 2003, we had $2,700,583 cash on hand compared to $2,319,618 at June 30, 2003. Cash provided by operating activities was $367,501 for the six-month period ended December 31, 2003. Net cash provided by operations was mainly net earnings of $3,617,818 and a provision for bad debts of $11,363,085, but partially offset by an increase in trade receivables of $14,451,624. The increase in trade receivables occurred because our increase in revenues generated additional installment contracts. See the discussion of Bad Debt Expense in the Results of Operations above for a detailed discussion.

         Trade Receivables

         Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $7,247,042 at December 31, 2003 compared to $4,965,769 at June 30, 2003. Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $3,395,301 at December 31, 2003 compared to $2,254,969 at June 30, 2003. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables. During the six-month period ended December 31, 2003 workshop sales financed by installment contracts were approximately $19.4 million compared to approximately $9.0 million in the six-month period ended December 31, 2002.

         We sell, on a discounted basis with recourse, a portion of these installment contracts to third party financial institutions for cash. Currently we sell these installment contracts to three separate financial institutions with different recourse rights. When contracts are sold the discount varies between 15% and 25% depending on the credit quality of the customer involved. During the current six-month period our cash position was strong enough to retain some of the contracts we otherwise would have sold. Contracts with customers whose credit rating would have allowed us to sell them and having an original principal balance of approximately $542,000 were retained by the Company. The savings in discount by not selling the contracts was approximately $98,000. During the balance of the fiscal year ending June 30, 2004 we expect to retain additional contracts.

         Accounts Payable

         Accounts payable at December 31, 2003, totaled $1,628,590, compared to $1,528,037 at June 30, 2003. Our accounts payable as of December 31, 2003 were generally within our vendor's terms of payment.

         Stockholders' Equity

         Stockholders' equity at December 31, 2003 was $12,182,054 compared to $8,103,047 at June 30, 2003. The increase was mainly due to profitable operations for the first two quarters of FY2004. Net earnings during the six month period were $3,617,818.

         Financing Arrangements

         We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash. See "Liquidity and Capital Resources - Trade Receivables," for further information.

         NASDAQ Application

         On June 6, 2003 the Company filed an application for a listing on the NASDAQ Small Cap Market. Our application is subject to review and approval by the NASDAQ. Since the filing, we continue to receive and answer questions from NASDAQ. The Company believes that because we are seeking to be listed other than in the context of an underwritten public offering and also because we had previously been delisted in January of 2001, the increase in volume and price of our stock price and the level and nature of primarily past complaints and inquiries from customers and regulators about certain of our business practices, NASDAQ is conducting a more complete and lengthy review of us than is normally conducted in connection with a listing application. We met members of NASDAQ's staff on October 28, 2003 and that was a positive and fruitful meeting. We have continued to follow up since that time, providing information requested by NASDAQ to enable it to conclude its investigation. NASDAQ has indicated in all likelihood there will be an additional request for information and a meeting at NASDAQ's headquarters with management after completion of the review of the information they currently have. We continue to feel confident that we meet all of the criteria and the standards of NASDAQ and are hopeful that our application will be accepted.

         Impact of Recent Accounting Pronouncements

         In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of December 31, 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of December 31, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk from changes in interest and foreign exchange rates. We have minimal fair value exposure related to interest rate changes associated with our long-term, fixed-rate debt. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

         We currently have outstanding $ 631,929 of extended payment term arrangements denominated in foreign currencies with maturity dates between 2004 and 2005. These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income (expense). The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

Item 4. Controls and Procedures

         Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

         We regularly evaluate our internal controls over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we continue to improve and change our internal controls over financial reporting relating to the evaluation of estimates and have brought these items to the attention of our audit committee. The principal focus of these improvements and changes is developing and implementing new policies, procedures and systems designed to more efficiently and effectively monitor the accuracy of management's estimates to comply with financial reporting and regulatory requirements. Full implementation of these changes may continue throughout the fiscal year. Pending implementation of these changes, we have other procedures and policies to maintain our ability to accurately record, process, and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations, and cash flows. We have made no other significant changes in internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         As disclosed in our quarterly report on Form 10-Q on November 13, 2003, on August 12, 2002, the Office of the District Attorney of San Mateo County, California, notified us that it was investigating whether we were operating in violation of the California Seminar Sales Act (California Civil Code ss. 1689.20-1693)), the Seller Assisted Marketing Plans Act (California Civil Code ss. 1812.200-1812.221), and California's Unfair Competition Act (California Business & Professions Code ss. 17200 et. seq.). The Seminar Sales Act provides customers a three day right of rescission in connection with purchases made in a seminar setting (as defined by that Act). The Seller Assisted Marketing Plan Act is California's business opportunity sales law and it requires that persons who sell business opportunities (as defined in the that act) to register with the state and make certain pre-sale disclosures to purchasers. The Unfair Competition Act prohibits deceptive acts and practices generally in all industries. After receiving this notice, we reviewed the customer complaints that the District Attorney's office provided to us and have been able to resolve most of those complaints. We have also worked with that office to resolve the regulatory compliance issues raised by it. The Company has voluntarily implemented a change in its customer service policies which allows a three-day right of rescission in an effort to resolve conflicts such as this. With that, we have voluntarily submitted a proposal for settlement with the office of the District Attorney in which the following was included: an agreement to continue to provide a three-day right of rescission in California; register to do business in the State of California; disclose to potential California customers our full corporate name, and the fact that no guarantees are given as to results of the product; pay costs and settle certain complaints, which amounts have either already been paid or reserved for; continue our ongoing efforts demonstrating good faith.

         While we continue to believe that our business is not subject to regulation under the Seller Assisted Marketing Plan Act or the Seminar Sales Act and believe that we have meritorious defenses to those claims we made the offer to resolve the dispute in a cost effective and reasonable manner. The office of the San Mateo District Attorney is reviewing the proposal, and has entered into a "tolling agreement" so that no action need be filed while the negotiations are ongoing. We are optimistic that there will be a resolution with the District Attorney, and are further optimistic that the resolution will convince the Attorney General and -the District Attorney that there is no basis for further action. Although we are continuing to work to resolve this matter through the negotiated settlement we are prepared to vigorously defend any action brought by either the office of the San Mateo District Attorney or the Attorney General of the state of California. If an enforcement action is brought against us and we are not able to prevail on the merits or if we are prevented from conducting operations in California during the pendency of the proceedings our business would likely be materially adversely affected.

         On December 16, 2003 the Company and the Utah Department of Commerce, Division of Consumer Protection, entered in to a settlement agreement of an Administrative Citation in the Matter Of: Imergent, Inc. and StoresOnline, Inc., previously known as Galaxy Mall, Inc., UDCP Case No. CP30320 et al. The Company agreed in part to: continue to work together to resolve outstanding disputes, continue to offer a three-day right of rescission in Utah (which as discussed before is the new policy of the Company); pay costs and settle certain complaints which amounts have been paid or reserved for; provide a "light" disclosure in Utah. The Company and the Department will work together to resolve any complaints that may arise in the future. The Company and the Department will continue to work together to resolve any complaint if they arise in the future.

         On December 16, 2003 the Company and, Maria J. Smith, entered in a settlement of the outstanding complaint. The complaint stemmed from a dispute, purportedly on behalf of Ms. Smith herself and the general public as private attorney general, together with other defendants, including Leasecomm Corporation and Electronic Commerce International, Inc. ("ECI" which is owned by John J. Poelman, our former Chief Executive Officer and a former director). The Company as its part of the settlement agreed to pay a fee, and has agreed to provide all affected parties with the opportunity to upgrade to the current StoresOnline Software, and to provide those customers one year free web hosting. All amounts have been reserved for. The parties are continuing to draft a comprehensive settlement document. At present there is a hearing scheduled on March 5, 2004 before the Orange County Superior Court, Central Justice Center, in the State of California, before the Honorable Steven Perk, Dept. C27 (Case No. 030005871 to adopt the settlement for March 5, 2004.

         From time to time, we receive inquiries from and/or have been made aware of investigations by government officials in some states in which we operate. These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving matters going forward, but there can be no assurance that the ultimate resolution of matters may not have a material adverse affect on our business or operations.

Item 2. Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         On December 8, 2003 we issued of 7,158 restricted shares of our common stock pursuant to the exercise of outstanding warrants. In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting of stockholders on December 3, 2003. The security holders were asked to vote (1) for the election of directors (2) to ratify the amendment to the 1998 Stock Option Plan for Senior Executives (3) to ratify the amendment to the 1999 Stock Option Plan for Non-executives (4) to approve the 2003 Equity Incentive Plan and (5) to ratify the appointment of Grant Thornton LLP as our auditors for the fiscal year ending June 30, 2004.

         The results of the voting for directors were:

         Class II Directors:

         Gary Gladstein -      Votes for 9,335,429       Votes withheld 10,787

         Peter Fredericks -    Votes for 9,335,423       Votes withheld 10,793

         Brandon Lewis -       Votes for 9,038,516       Votes withheld 307,700



         The results of voting to ratify the amendment to the 1998 Stock Option Plan for Senior Executives:

         Votes for 5,362,057 Votes against 478,782 Votes abstaining 41,755



         The results of voting to ratify the amendment to the 1999 Stock Option Plan for Non-executives:

         Votes for 5,360,457 Votes against 480,212 Votes abstaining 41,925



         The results of voting to approve the 2003 Equity Incentive Plan:

         Votes for 5,451,852 Votes against 389,005 Votes abstaining 41,737



         The results of the vote for ratification of Grant Thornton LLP as auditors:

         Votes for 9,137,320     Votes Against 207,984    Votes Abstaining  912



         In addition, the following directors terms of office continued after the meeting:

         Donald Danks term ending 2005

         Thomas Scheiner term ending 2005

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

                  31.1     Certification of the Chief Executive Officer

                  31.2     Certification of the Chief Financial Officer

                  32.1     Certification of the Chief Executive Officer

                  32.2     Certification of the Chief Financial Officer

         (b)      Reports on Form 8 K

                  1. We filed a Current Report on Form 8-K on November 5, 2003 announcing our earnings for the three-month period ended September 30, 2003.

                  2. We filed a Current Report on Form 8-K on February 5, 2004 announcing our earnings for the six-month and three-month periods ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Imergent, Inc.



February 12, 2004                                  By: /s/ Donald L. Danks
                                                      --------------------------
                                                       Donald L. Danks
                                                       Chief Executive Officer



February 12, 2004                                  By:  /s/ Frank C. Heyman
                                                      --------------------------
                                                        Frank C. Heyman
                                                        Chief Financial Officer