Form 10-Q
period 2004-03-31
IMERGENT INC
filed 2004-05-17
CIK 1075736

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-27941

Imergent, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0591719 (I.R.S. Employer Identification No.)
754 E. Technology Avenue Orem, Utah (Address of Principal Executive Offices)	84097 (Zip Code)
(801) 227-0004 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of May 13, 2004 was 11,528,010

        When we refer in this Form 10-Q to "Imergent," the "Company," "we," "our," and "us," we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

IMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$3,477,441	$2,319,618
Trade receivables, net of allowance for doubtful accounts of $4,330,271 at March 31, 2004 and $4,471,667 at June 30, 2003	9,112,978	5,161,010
Other receivables	—	50,000
Inventories	67,907	34,194
Prepaid expenses	964,877	687,983
Deferred tax asset—current	2,851,082	—
Credit card reserves	457,497	770,011

Total current assets	16,931,782	9,022,816
Property and equipment, net	302,230	200,174
Goodwill, net	455,177	455,177
Trade receivables, net of allowance for doubtful accounts of $2,454,714 at March 31, 2004 and $2,131,593 at June 30, 2003	4,911,023	2,254,969
Deferred tax asset	11,259,004	—
Other assets, net of allowance for doubtful accounts of $0 at March 31, 2004 and $100,783 at June 30, 2003	229,898	103,460

Total assets	$34,089,114	$12,036,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,045,596	$1,413,112
Accounts payable—related party	—	114,925
Accrued liabilities	2,191,041	1,130,808
Current portion of capital lease obligations	14,464	26,536
Current portion of notes payable	—	121,206
Income taxes payable	606,203	—
Other current liabilities	62,781	35,840
Deferred revenue	527,847	653,463

Total current liabilities	5,447,932	3,495,890
Capital lease obligations, net of current portion	25,603	1,802
Notes payable, net of current portion	400,000	435,857

Total liabilities	5,873,535	3,933,549

Commitments and contingencies
Stockholders' equity
Capital stock, par value $.001 per share
Preferred stock—authorized 5,000,000 shares; none issued
Common stock—authorized 100,000,000 shares; issued and outstanding 11,404,604 and 11,062,290 shares, at March 31, 2004 and June 30, 2003, respectively	11,405	11,063
Additional paid-in capital	73,268,519	72,605,749
Deferred compensation	(13,092)	(22,474)
Accumulated other comprehensive loss	(4,902)	(4,902)
Accumulated deficit	(45,046,351)	(64,486,389)

Total stockholders' equity	28,215,579	8,103,047

Total liabilities and stockholders' equity	$34,089,114	$12,036,596

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Earnings for the
Three Months and the Nine Months Ended March 31, 2004 and 2003

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
		(Restated)		(Restated)
Revenue	$19,564,954	$14,328,039	$56,060,551	$32,733,198
Cost of revenue	4,059,290	2,713,422	12,966,772	6,904,423
Cost of revenue—related party	—	348,807	—	840,263

Total cost of revenue	4,059,290	3,062,229	12,966,772	7,744,686

Gross profit	15,505,664	11,265,810	43,093,779	24,988,512
Operating expenses
Research and development	93,485	—	256,214	—
Selling and marketing	5,580,894	3,398,524	14,555,026	7,930,045
Selling and marketing—related party	—	160,277	—	349,680
General and administrative	1,970,383	1,254,813	6,114,212	3,544,804
Bad debt expense	6,020,349	4,611,640	17,383,435	9,816,200

Total operating expenses	13,665,111	9,425,254	38,308,887	21,640,729
Earnings from operations	1,840,553	1,840,556	4,784,892	3,347,783
Other income (expense)
Other income (expense), net	6,645	120	49,933	2,992
Interest income	468,661	218,197	1,110,418	549,414
Interest expense	(8,721)	(11,657)	(20,286)	(29,483)

Total other income (expense)	466,585	206,660	1,140,065	522,923

Earnings before income taxes	2,307,138	2,047,216	5,924,957	3,870,706
Income tax benefit (provision)	13,515,081	(450,275)	13,515,081	(450,275)

Net earnings	$15,822,219	$1,596,941	$19,440,038	$3,420,431

Earnings per share:
Basic	$1.39	$0.14	$1.72	$0.31
Diluted	$1.28	$0.14	$1.61	$0.30
Weighted average shares outstanding:
Basic	11,368,868	11,030,931	11,275,086	11,011,070
Diluted	12,353,626	11,290,240	12,111,583	11,219,115

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For The Nine Months ended March 31, 2004

	Common Stock					Accumulated Other Comprehensive loss
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance July 1, 2003	11,062,290	$11,063	$72,605,749	$(22,474)	$(64,486,389)	$(4,902)	$8,103,047

Amortization of deferred compensation				9,382			9,382
Expense for options granted to consultants			296,807				296,807
Common stock issued for payment of interest	9,853	10	61,272				61,282
Common stock issued upon exercise of options and warrants	332,461	332	304,691				305,023
Net earnings					19,440,038		19,440,038

Balance March 31, 2004	11,404,604	$11,405	$73,268,519	$(13,092)	$(45,046,351)	$(4,902)	$28,215,579

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$19,440,038	$3,420,431
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	76,021	299,974
Amortization of deferred compensation	9,382	9,383
Common stock issued for services	—	25,342
Expense for stock options granted to consultants	296,807	37,296
Provision for bad debts	17,383,435	9,816,200
Changes in assets and liabilities
Trade receivables	(23,991,457)	(11,985,856)
Inventories	(33,713)	(13,989)
Prepaid expenses	(276,894)	92,961
Deferred tax asset	(14,110,086)	(539,973)
Other assets	(126,438)	369,618
Deferred revenue	(125,616)	(246,107)
Accounts payable—related party	(114,925)	(23,483)
Accounts payable, accrued expenses and other liabilities	2,143,454	(1,398,111)
Income tax payable	606,203	990,248

Net cash provided by operating activities	1,176,211	853,934
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(144,023)	(98,128)

Net cash used in investing activities	(144,023)	(98,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	305,023	—
Bank overdraft borrowings	—	(150,336)
Repayment of capital lease obligations	(22,325)	(74,953)
Repayment of notes payable	(157,063)	(124,144)

Net cash provided by (used in) financing activities	125,635	(349,433)

NET INCREASE IN CASH	1,157,823	406,373
CASH AT THE BEGINNING OF THE PERIOD	2,319,618	519,748

CASH AT THE END OF THE PERIOD	$3,477,441	$926,121

Supplemental disclosures of non-cash transactions:
Common stock issued for outstanding liabilities	$61,282	$15,000
Accrued interest added to note payable balance	—	26,429
Conversion of exchangeable shares for minority interest	—	355,159
Property and equipment acquired through capital lease	34,054	—
Supplemental disclosure of cash flow information
Cash paid for interest	$16,131	$—
Cash paid for income taxes	260,283	—

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004 and 2003

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by US GAAP. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Form 10-K for the fiscal year ended June 30, 2003. These unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the consolidated results of operations, stockholders equity, and cash flows of the Company for the periods presented. The results for the three and nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

        Certain reclassifications have been made to prior period amounts to conform to current period presentation.

(2)   Summary of Significant Accounting Policies

  (a)
  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Netgateway, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline, LTD., StoresOnline.com, Inc. and StoresOnline International, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

        The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and for the first nine months of fiscal year 2004.

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

        The Company also offers its customers, through telemarketing sales following a workshop, certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. Revenues from these products are recognized when delivery of the product has occurred. The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

        During the quarter ended March 31, 2004, the Company implemented EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company has restated certain items within its statements of earnings for each quarter since the quarter ended June 30, 2001. The change required the Company to net certain sales and marketing expenses against revenue. The change had no effect on the Company's net earnings, earnings per share, financial position or cash flows for any period. The impact to revenue and sales and marketing expense for each period is reflected in the reported results herein and is reconciled within the following financial tables:

IMERGENT, INC. AND SUBSIDIARIES
Reconciliation of EITF 99-19 Reclassification

	Three Months Ended
Fiscal Year Ended June 30, 2004	September 30, 2003	December 31, 2003	March 31, 2004
Revenue before adjustment	$20,545,136	$19,827,058	$21,549,124
Reclassification adjustment	(1,705,453)	(2,171,144)	(1,984,170)

Revenue as adjusted	$18,839,683	$17,655,914	$19,564,954

Selling and marketing before adjustment	$6,146,437	$6,704,292	$7,565,064
Reclassification adjustment	(1,705,453)	(2,171,144)	(1,984,170)

Selling and marketing as adjusted	$4,440,984	$4,533,148	$5,580,894

Fiscal Year Ended June 30, 2003	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Revenue before adjustment	$11,283,849	$10,588,681	$15,786,458	$15,566,095
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Revenue as adjusted	$9,213,609	$9,191,550	$14,328,039	$13,737,480

Selling and marketing before adjustment	$4,331,945	$3,666,949	$4,856,941	$5,530,779
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Selling and marketing as adjusted	$2,261,705	$2,269,818	$3,398,522	$3,702,164

Fiscal Year Ended June 30, 2002	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Revenue before adjustment	$11,634,043	$7,455,746	$7,296,696	$10,964,365
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Revenue as adjusted	$10,695,301	$6,664,961	$6,325,279	$9,502,722

Selling and marketing before adjustment	$3,611,796	$2,764,178	$3,105,078	$4,511,374
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Selling and marketing as adjusted	$2,673,054	$1,973,393	$2,133,661	$3,049,731

Fiscal Year Ended June 30, 2001	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Revenue before adjustment	$7,425,857	$14,179,643	$7,886,385	$13,508,648
Reclassification adjustment	(2,648,586)	(2,522,533)	(900,290)	(1,274,325)

Revenue as adjusted	$4,777,271	$11,657,110	$6,986,095	$12,234,323

Selling and marketing before adjustment	$6,848,155	$6,842,674	$3,569,953	$3,688,976
Reclassification adjustment	(2,648,586)	(2,522,533)	(900,290)	(1,274,325)

Selling and marketing as adjusted	$4,199,569	$4,320,141	$2,669,663	$2,414,651

          (c)   Accounts Receivable and Allowances

        The Company offers to its customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is retained as short term and long term Accounts Receivable on the Company's consolidated balance sheets.

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

          (d)   Income Taxes

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

        Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Deferred tax assets consist primarily of net operating losses carried forward. The Company has provided a valuation allowance against some of its net deferred tax assets at March 31, 2004 and all of its net deferred tax assets at June 30, 2003. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principles generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the year ended June 30, 2003 the Company had taxable income of approximately $8.2 million. Taxable income for the nine months ended March 31, 2004 is estimated to be approximately $5.9 million.

          (e)   Accounting for Stock Options and Warrants

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for

Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. The Company had options outstanding of 1,252,236 as of March 31, 2004 and 1,193,528 as of June 30, 2003, with varying prices between $1.50 and $113.10 per share.

        The Company had 340,111 warrants outstanding as of March 31, 2004 and 631,460 warrants outstanding as of June 30, 2003 with varying strike prices between $.40 and $115.50 per share and expiration dates between May 18, 2004 and April 9, 2008.

          (f)    Stock-Based Compensation

        The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123," for the three months and the nine months ended March 31, 2004 and 2003. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended March 31, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net earnings as reported	$15,822,219	$1,596,941	$19,440,038	$3,420,431
Deduct: Total stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(140,706)	(17,554)	(381,574)	(19,710)

Net earnings—proforma	$15,681,513	$1,579,387	$19,058,464	$3,400,721

Net earnings per share as reported:
Basic	$1.39	$0.14	$1.72	$0.31
Diluted	$1.28	$0.14	$1.61	$0.30
Net earnings per share—pro forma:
Basic	$1.38	$0.14	$1.69	$0.31
Diluted	$1.27	$0.14	$1.57	$0.30

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

          (g)   Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $6,784,985 as of March 31, 2004 and $6,603,260 as of June 30, 2003. In addition, the Company has recorded a liability of $252,868 as of March 31, 2004 and $319,812 as of June 30, 2003, for estimated credit card charge-backs and customer returns within accrued liabilities.

          (h)   Advertising Costs

        The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the nine-month period ended March 31, 2004 and 2003 were approximately $6.7 million and $5.4 million respectively, and for the three months ended March 31, 2004 and 2003 were approximately $2.5 million and $2.0 million, respectively. As of March 31, 2004 the Company recorded $716,844 of direct response advertising related to future workshops as a prepaid expense as compared to $434,886 as of June 30, 2003.

          (i)    Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after March 31, 2003, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of March 31, 2004.

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

For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of March 31, 2004.

        In November 2002, the Emerging Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a stand alone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to the delivered items is not contingent on delivery of additional items. In response to EITF 00-21, we have reviewed our arrangements involving multiple deliverables and concluded that the adoption of EITF 00-21 has no effect on our current revenue recognition policy.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of March 31, 2004.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 has not had a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We adopted EITF 03-5 during the first quarter of fiscal 2004. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(3)   Selling of Accounts Receivable With Recourse

        The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. EPTAs sold to third party financial institutions are generally subject to recourse by the purchasing finance company after an EPTA is determined to be uncollectible. For the three months ended March 31, 2004 and March 31, 2003, the Company sold contracts totaling $1,236,611 and $1,350,969 respectively, and for the nine months ended March 31, 2004 and 2003 the Company sold contracts totaling $5,844,621 and $4,078,758, respectively. The Company maintains approximately a nine percent bad debt allowance for doubtful accounts on all EPTAs that are purchased by finance companies. The Company sells contracts to three separate finance companies and continues to seek relationships with other potential purchasers of these EPTAs.

(4)   Goodwill and Intangible Assets

        As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended March 31, 2003 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at July 1, 2002 and determined that there is no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill was necessary as of July 1, 2002. As of March 31, 2004 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore has determined that there is no goodwill impairment as of that date. There have been no transactions impacting goodwill for the period from June 30, 2003 to March 31, 2004.

(5)   Notes Payable

        Notes payable at March 31, 2004 consist of $400,000 of principal to King William LLC. Interest on the note payable to King William is recorded at an annual interest rate of 8.0%. Maturities of notes payable are as follows:

Year ending June 30,
2004	$—
2005	—
2006	—
2007	—
2008	400,000
Thereafter	—

$400,000

(6)   Stockholders' Equity

Nine months ended March 31, 2004

        During the nine months ended March 31, 2004 the Company issued 332,461 shares of common stock, upon the exercise of options and warrants for $305,023. The Company also issued 9,853 shares as payment of $61,282 of interest due King William LLC, a note holder.

        During the nine months ended March 31, 2004 the Company recorded an expense totaling $296,807 related to options granted to consultants that became exercisable during the nine month period ended March 31, 2004.

Nine months ended March 31, 2003

        On December 6, 2002, the Company issued 26,675 shares of common stock at a price of $1.75 per share, in settlement of a finder's fee earned in connection with our private placement of common stock that closed in May 2002.

        On February 14, 2003 the Company issued 9,472 shares of common stock in exchange for 9,472 Exchangeable Shares of StoresOnline.com, Ltd. held by a former employee. The shares of common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998, which was entered into in connection with our acquisition of StoresOnline.com Ltd

(7)   Related Party Transactions

        On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the three months and nine months ended March 31, 2004 since Mr. Poelman was not an affiliate of the Company after July 1, 2003.

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

        Total revenue generated by the Company from the sale of ECI merchant account solutions while ECI was a related party was $0 and $1,453,672 for the three months and the nine months ended March 31, 2003, respectively. The cost to the Company for these products and services totaled $0 and $223,716 for the three months and the nine months ended March 31, 2003 respectively.

        The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services for the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman, our former Chief Executive Officer and formerly a director of the Company. The Company's commissions generated from the above products and services were $2,235,897 and $5,609,553 for the three months and the nine months ended March 31, 2003 respectively. The Company paid EMS $260,478 and $692,845 to fulfill these services during the three months and the nine months ended March 31, 2003 respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

        The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's workshop training sessions. An additional gift is sent to workshop attendees who purchase products at the conclusion of the workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $148,605 and $273,382 to fulfill these services during the three and nine-month periods ended March 31, 2003 respectively. The Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

        In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

(8)   Income Taxes

        At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our net deferred tax assets. As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards ("NOL") imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

        The $16.7 million benefit recorded upon the removal of the valuation allowance during the three months ended March 31, 2004 was offset by the utilization of $2.7 million of the NOL during the period and by approximately $500,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of approximately $13.5 million for the three and nine month periods ended March 31, 2004. We have recorded deferred tax assets of approximately $14.1 million as of March 31, 2004. As the Company continues to realize earnings the tax asset will decrease in amount.

(9)   Earnings Per Share

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net earnings available to common shareholders	$15,822,219	$1,596,941	$19,440,038	$3,420,431
Basic EPS
Common shares outstanding entire period	11,321,915	11,026,195	11,062,290	10,995,774
Weighted average common shares:
Issued during period	46,953	4,736	212,796	15,296

Weighted average common shares outstanding during period	11,368,868	11,030,931	11,275,086	11,011,070

Earnings per common share—basic	$1.39	$0.14	$1.72	$0.31

Diluted
Weighted average common shares outstanding during period—basic	11,368,868	11,030,931	11,275,086	11,011,070
Dilutive effect of stock equivalents	984,758	259,309	836,497	208,045

Weighted average common shares outstanding during period—diluted	12,353,626	11,290,240	12,111,583	11,219,115

Earnings per common share—diluted	$1.28	$0.14	$1.61	$0.30

(10) Subsequent Events

        In April 2004, the Company entered into a $3.0 million revolving loan agreement with Zions First National Bank. The agreement allows the Company to borrow up to 80% of qualifying receivables up to $3.0 million at prime plus 3% for a term of three years.

        On April 27, 2004, the Company filed an application for a listing on the AMEX National Exchange. We filed the application, in part, due to the delay associated with the NASDAQ filing. The Company believes that the AMEX is the best and most expeditious way of achieving its goal of a national market listing. We are confident that we meet all of the criteria and the standards required by AMEX and believe that our application will be accepted.

        On May 5, 2004, the Company withdrew its application for listing on the NASDAQ Small Cap Market, originally filed on June 6, 2003, after NASDAQ informed us the examiners would still like to review another six months of customer service records. The Company reserved the right, and was welcomed to resubmit its NASDAQ application at a time of its choosing. We continue to believe that we meet all of the criteria and the standards of NASDAQ.

        The Company believes that NASDAQ conducted a more complete and lengthy review than is normally conducted, because we sought to be listed other than in the context of an underwritten public offering and also because we had previously been de-listed in January of 2001, together with the increase in volume and price of our stock price and the level and nature of primarily past complaints and inquiries from customers and regulators about certain of our business practices. From the institution of the filing, we received and answered questions from NASDAQ. The Company's management had a face-to-face meeting with officials at NASDAQ on October 28, 2003, as well as a further meeting including its outside directors on March 5, 2004. Much of the information requested by NASDAQ was historical in nature, relating to customer service issues that arose under prior management and board, and prior to the current nationwide three day right of rescission and extensive customer service programs implemented by the current management. The Company is extremely proud of its customer service, and takes great pride in having reduced its level of complaints to under 1%, a number management believes is well in line, if not below what could be expected for a business of this type, especially considering the substantial number of attendees at workshops and large number of customers that the Company has.

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

        The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2003, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and any rescission period lapses. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal year 2003 and for the first nine months of fiscal year 2004.

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

        The Company also offers its customers, through telemarketing sales following the workshop, certain products intended to assist the customer in being successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. Revenues from these products are recognized when delivery of the product has occurred. The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

        During the quarter ended March 31, 2004, the Company implemented EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company has restated certain items within its statements of earnings for each quarter since the quarter ended June 30, 2001. The change required the Company to net certain sales and marketing expenses against revenue. The change had no effect on the Company's net earnings, earnings per share, financial position or cash flows for any period. The impact to revenue and sales and marketing expense for each period is reflected in the reported results herein and is reconciled within the following financial tables:

IMERGENT, INC. AND SUBSIDIARIES
Reconciliation of EITF 99-19 Reclassification

	Three Months Ended
Fiscal Year Ended June 30, 2004	September 30, 2003	December 31, 2003	March 31, 2004
Revenue before adjustment	$20,545,136	$19,827,058	$21,549,124
Reclassification adjustment	(1,705,453)	(2,171,144)	(1,984,170)

Revenue as adjusted	$18,839,683	$17,655,914	$19,564,954

Selling and marketing before adjustment	$6,146,437	$6,704,292	$7,565,064
Reclassification adjustment	(1,705,453)	(2,171,144)	(1,984,170)

Selling and marketing as adjusted	$4,440,984	$4,533,148	$5,580,894

Fiscal Year Ended June 30, 2003	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Revenue before adjustment	$11,283,849	$10,588,681	$15,786,458	$15,566,095
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Revenue as adjusted	$9,213,609	$9,191,550	$14,328,039	$13,737,480

Selling and marketing before adjustment	$4,331,945	$3,666,949	$4,856,941	$5,530,779
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Selling and marketing as adjusted	$2,261,705	$2,269,818	$3,398,522	$3,702,164

Fiscal Year Ended June 30, 2002	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Revenue before adjustment	$11,634,043	$7,455,746	$7,296,696	$10,964,365
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Revenue as adjusted	$10,695,301	$6,664,961	$6,325,279	$9,502,722

Selling and marketing before adjustment	$3,611,796	$2,764,178	$3,105,078	$4,511,374
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Selling and marketing as adjusted	$2,673,054	$1,973,393	$2,133,661	$3,049,731

Fiscal Year Ended June 30, 2001	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Revenue before adjustment	$7,425,857	$14,179,643	$7,886,385	$13,508,648
Reclassification adjustment	(2,648,586)	(2,522,533)	(900,290)	(1,274,325)

Revenue as adjusted	$4,777,271	$11,657,110	$6,986,095	$12,234,323

Selling and marketing before adjustment	$6,848,155	$6,842,674	$3,569,953	$3,688,976
Reclassification adjustment	(2,648,586)	(2,522,533)	(900,290)	(1,274,325)

Selling and marketing as adjusted	$4,199,569	$4,320,141	$2,669,663	$2,414,651

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

  Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $6.8 million and $6.6 million as of March 31, 2004 and June 30, 2003, respectively. The amounts represent estimated losses resulting from the failure of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Income Taxes

        In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current earnings trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

        At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets. As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards ("NOL") imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

RELATED PARTY TRANSACTIONS

        On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the three months and nine months ended March 31, 2004 since Mr. Poelman was not an affiliate of the Company after July 1, 2003.

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

        Total revenue generated by the Company from the sale of ECI merchant account solutions while ECI was a related party was $0 and $1,453,672 for the three months and the nine months ended March 31, 2003, respectively. The cost to the Company for these products and services totaled $0 and $223,716 for the three months and the nine months ended March 31, 2003 respectively.

        The Company offers its customers at its Internet training workshops, and through backend telemarketing sales, certain products intended to assist the customer in being successful with their business. These products include live chat and web traffic building services. The Company utilizes Electronic Marketing Services, LLC. ("EMS") to fulfill these services for the Company's customers. In addition, EMS provides telemarketing services, selling some of the Company's products and services. Ryan Poelman, who owns EMS, is the son of John J. Poelman, our former Chief Executive Officer and formerly a director of the Company. The Company's commissions generated from the above products and services were $2,235,897 and $5,609,553 for the three months and the nine months ended March 31, 2003 respectively. The Company paid EMS $260,478 and $692,845 to fulfill these services during the three and nine-month periods ended March 31, 2003 respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for product and services.

        The Company utilizes Simply Splendid to provide complimentary gift packages to its customers who register to attend the Company's workshop training sessions. An additional gift is sent to workshop attendees who purchase products at the conclusion of the workshop. Aftyn Morrison, who owns Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer, and formerly a director of the Company. The Company paid Simply Splendid $148,605 and $273,382 to fulfill these services during the three and nine-month periods ended March 31, 2003 respectively. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

        In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

RESULTS OF OPERATIONS

  Nine-month period ended March 31, 2004 compared to the nine-month period ended March 31, 2003

  Revenue

        Our fiscal year ends on June 30 of each year. Revenues for the nine-month period ended March 31, 2004 increased to $56,060,551 from $32,733,198 in the nine-month period ended March 31, 2003, an increase of 71%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, hosting, consulting services and access to credit card transaction processing interfaces. We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

        The increase in revenues for the nine-month period ended March 31, 2004 compared to the nine-month period ended March 31, 2003 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current nine-month period. The number increased to 380 (including 21 that were held outside the United States of America) during the first three quarters of the current fiscal year ("FY 2004") from 233 (11 of which were held outside the United States of America) in the first three quarters of FY 2003. The average number of "buying units" in attendance at our workshops during the current nine-month period decreased to 89 from 91 in the comparable period of the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 35% of the buying units made a purchase at the workshops during the first nine-month period of FY 2004 compared to 31% in the first nine-month period of FY 2003. The average revenue per workshop purchase declined to approximately $4,300 during the current nine-month period from approximately $4,500 during the nine-month period ended March 31, 2003. We will seek to increase the number of workshops held in the future including some in English speaking countries outside of the United States of America.

        Other revenues, including fees to attend the workshop, sales to customers following the workshops, and hosting services were approximately $7.0 million in the nine-month period ended March 31, 2004 compared to approximately $3.7 million in the nine-month period ended March 31, 2003, a 92% increase.

  Gross Profit

        Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the nine-month period ended March 31, 2004 increased to $43,093,779 from $24,988,512 for the same nine-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

        Gross profit as a percent of revenue for the nine-month period ended March 31, 2004 was 77%, an increase of 1% over the 76% gross profit percentage for the nine-month period ended March 31, 2003.

        Cost of revenues includes related party transactions of $0 in the nine-month period ended March 31, 2004 and $840,263 in the comparable period of the prior fiscal year. These related party transactions are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

  Research and Development

        Research and development expenses consist primarily of payroll and related expenses. Research and development expenses in the nine-month period ended March 31, 2004 were $256,214 compared to $0 in the nine-month period ended March 31, 2003. These expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.

        We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

  Selling and Marketing

        Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the nine-month period ended March 31, 2004 increased to $14,555,026 from $8,279,725 in the nine-month period ended March 31, 2003. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current nine-month period and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the nine-month period ended March 31, 2004 were approximately $6.7 million compared to approximately $5.4 million in the nine-month period ended March 31, 2003. Selling and marketing expenses as a percentage of revenues were 26% for the first nine months of fiscal 2004 compared to 25% in the first nine months of fiscal 2003.

        Selling and marketing expenses include related party transactions of $0 and $349,680 in the nine-month periods ended March 31, 2004 and 2003, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

  General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

        General and administrative expenses for the nine-month period ended March 31, 2004 increased to $6,114,212 from $3,544,803 in the comparable period of the previous fiscal year. This increase is attributable to increases in finance company discounts and collection costs, salaries and fringe benefits, and legal, accounting and other professional services. Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts generally range between 15% and 25% depending upon the credit worthiness of our customer. Contracts that are not sold are carried by the Company and the servicing and collection activity is outsourced to independent collection companies. Fees for servicing are approximately 8% of the funds collected and for collection 33% of the funds collected. Increases in salaries and fringe benefits occurred because we hired additional personnel to support our increased business activity. Increases in legal fees, outside accounting fees and other professional fees resulted from various activities. In order to analyze and determine the amount of Net Operating Loss Carryforward for income tax purposes that is available to us we incurred additional consulting and accounting fees. (See a discussion of this topic in the section of Critical Accounting Policies relating to income taxes above.) We experienced increased legal fees and other administrative expenses as a result of settlements the Company made with various persons and governmental jurisdictions as more fully described in Legal Proceedings in Part II, Item 1 of this Form 10-Q.

        General and administrative expenses as a percentage of revenues during the nine-month period ended March 31, 2004 was 11%, the same as the nine-month period ended March 31, 2003. We anticipate that general and administrative expenses will increase in future years as our business grows, but will decrease as a percentage of revenues.

  Bad Debt Expense

        Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. Bad debt expense also consists of losses incurred from credit card charge-backs by customers. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price. These installment contracts are sometimes sold to finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

        Bad debt expense was $17,383,435 in the first three quarters of fiscal 2004 compared to $9,816,200 in the comparable period of the prior fiscal year. This significant increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. During the first nine months of FY 2004 we wrote off approximately $9.7 million of installment contracts that originated in fiscal years 2003, 2002 and 2001. We provided for bad debts as of June 30, 2003 and 2002 based on the best information available at the time, including historical write-off patterns. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve. We believe that bad debt expense in future years will decline as a percentage of revenues. We believe the allowance for doubtful accounts of approximately $6.8 million at March 31, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of March 31, 2004.

        During the first three quarters of fiscal 2004 workshop sales financed by installment contracts were approximately $30.1 million compared to approximately $16.0 million in the first three quarters of the prior fiscal year. As a percentage of workshop sales, installment contracts were 61% in the first three quarters of FY 2004 compared to 56% in the first three quarters of FY 2003. During the nine-month period ended March 31, 2004 contracts carried by us, before any adjustment for an allowance for doubtful accounts, increased by approximately $6.8 million to approximately $20.8 million. The balance carried at March 31, 2004 net of the allowance for doubtful accounts was approximately $14.0 million. The allowance for doubtful accounts as of March 31, 2004, related to installment contracts, was 33% of gross accounts receivable compared to 47% at June 30, 2003. These factors and other non-installment contract receivables required us to increase our total allowance for doubtful accounts by approximately $.2 million during the nine-month period ended March 31, 2004. The table below shows the activity in our trade allowance for doubtful accounts during the nine-month period ended March 31, 2004:

Allowance balance July 1, 2003	$6,603,260
Plus provision for doubtful accounts	17,383,435
Less accounts written off	(17,486,766)
Plus collections on accounts previously written off	285,056

Allowance balance March 31, 2004	$6,784,985

  Interest Income

        Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the nine-month period ended March 31, 2004 was $1,110,418 compared to $549,414 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in general and administrative expenses, as discussed above.

  Income Taxes

        At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets. As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but $2.6 million of the deferred tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards ("NOL") imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

        The $16.7 million benefit recorded upon the removal of the valuation allowance during the three months ended March 31, 2004 was offset by the utilization of $2.7 million of the NOL during the period and by approximately $500,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of approximately $13.5 million for the period. We have recorded deferred tax assets of approximately $14.1 million as of March 31, 2004. As the Company continues to realize taxable earnings, the tax asset will decrease in amount.

  Three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

  Revenue

        Revenues for the three-month period ended March 31, 2004 increased to $19,564,954 from $14,328,039 in the three-month period ended March 31, 2003, an increase of 37%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, hosting, consulting services and access to credit card transaction processing interfaces. We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

        The increase in revenues from our third fiscal quarter ended March 31, 2004 compared to the three-month period ended March, 2003 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal quarter. The number increased to 146 (8 of which were held outside of the United States of America) in the third quarter of the current fiscal year ("FY 2004") from 87 (all of which were held within the United States) in the third quarter of fiscal 2003. The average number of "buying units" in attendance at our workshops during the period decreased to 80 from 96 in the comparable period in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 33% of the buying units made a purchase at the workshops in the third quarter of fiscal 2004 compared to 36% in the third quarter of fiscal 2003. The average revenue per workshop purchase declined to approximately $4,500 during the current quarter from approximately $4,700 during the comparable quarter of the prior fiscal year. We will seek to increase the number of workshops held in the future including some in English speaking countries outside of the United States of America.

        Other revenues including fees to attend the workshop, sales to customers following the workshops, and hosting services were approximately $2.5 million in the three-month period ended March 31, 2004 compared to approximately $1.9 million in the three-month period ended March 31, 2003.

  Gross Profit

        Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold. Gross profit for the three-month ended March 31, 2004 increased to $15,505,664 from $11,265,810 for the same three-month period in the prior year. The increase in gross profit primarily reflects the increased revenue during the period.

        Gross profit as a percent of revenue was 79% for the quarters ended March 31, 2004 and 2003.

        Cost of revenues includes related party transactions of $0 in the three-month period ended March 31, 2004 and $348,807 in the comparable period of the prior fiscal year. These related party transactions are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

  Research and Development

        Research and development expenses consist primarily of payroll and related expenses. Research and development expenses in the current fiscal quarter were $93,485 compared to $0 in the quarter ended March 31, 2003. These expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.

        We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

  Selling and Marketing

        Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities. Selling and marketing expenses for the quarter ended March 31, 2004 increased to $5,580,894 from $3,558,801 in the quarter ended March 31, 2003. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current three-month period and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the three-month period ended March 31, 2004 were approximately $2.5 million compared to approximately $2.0 million in the three-month period ended March 31, 2003. Selling and marketing expenses as a percentage of sales were 29% of revenues for the third quarter of fiscal 2004 compared to 25% in the third quarter of fiscal 2003.

        Selling and marketing expenses include related party transactions of $0 and $160,277 in the three-month periods ended March 31, 2004 and 2003, respectively. These are more fully described in the notes to the condensed consolidated financial statements as Note 7. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

  General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

        General and administrative expenses for the three-month period ended March 31, 2004 increased to $1,970,383 from $1,254,813 in the comparable period of the previous fiscal year. This increase is attributable to increases in finance company discounts and collection costs, salaries and fringe benefits, and legal, accounting and other professional services. Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts generally range between 15% and 25% depending upon the credit worthiness of our customer. Contracts that are not sold are carried by the Company and the collection effort is outsourced to independent collection companies. Fees for the collection services are approximately 8% of the funds collected. Increases in salaries and fringe benefits occurred because we hired additional personnel to support our increased business activity. Increases in legal fees, outside accounting fees and other professional fees resulted from various activities. In order to take advantage of our Net Operating Loss Carryforward for income tax purposes additional consulting and accounting fees were necessary. (See a complete discussion of this topic in the section of Critical Accounting Policies relating to income taxes above.) Increased legal fees and other administrative expenses resulted from settlements the Company made with various persons and governmental jurisdictions as more fully described in Legal Proceedings in Part II, Item 1 of this Form 10-Q.

        General and administrative expenses as a percentage of revenues increased during the three-month period ended March 31, 2004 to 10% from 9% in the same three-month period of the prior fiscal year. We anticipate that general and administrative expenses will increase in future years as our business grows, but will decrease as a percentage of revenues.

  Bad Debt Expense

        Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. Bad debt expense also consists of losses incurred from credit card charge-backs by customers. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price. These installment contracts are sometimes sold to finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

        Bad debt expense was $6,020,349 in the third quarter of fiscal 2004 compared to $4,611,640 in the comparable period of the prior fiscal year. This significant increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us, and our recent collection experience. We believe that bad debt expense in future quarters will decline as a percentage of revenues. We believe the allowance for doubtful accounts of approximately $6.8 million at March 31, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of March 31, 2004.

        During the third quarter of fiscal 2004 workshop sales financed by installment contracts were approximately $10.7 million compared to approximately $7.0 million in the third quarter of the prior fiscal year. As a percentage of workshop sales, installment contracts were 62% in the third quarter of fiscal 2004 compared to 56% in the third quarter of fiscal 2003.

  Interest Income

        Interest income is derived from the installment contracts carried by the Company. Our contracts have an 18% simple interest rate and interest income for the three-month period ended March 31, 2004 was $468,661 compared to $218,197 in the comparable period of the prior fiscal year. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce administrative expenses. The discounts are included in administrative expenses, as discussed above.

  Income Taxes

        At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets. As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but $2.6 million of the deferred tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards ("NOL") imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

        The $16.7 million benefit recorded upon the removal of the valuation allowance during the three months ended March 31, 2004 was offset by the utilization of $2.7 million of the NOL during the period and by approximately $500,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of approximately $13.5 million for the period. We have recorded deferred tax assets of approximately $14.1 million at March 31, 2004. As the Company continues to realize earnings the tax asset will decrease in amount.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2004 we had working capital of $11,483,850 compared to $5,526,926 at June 30, 2003. Our shareholders equity was $28,215,579 at March 31, 2004 compared to $8,103,047 at June 30, 2003. We generated revenues of $56,060,551 for the nine-month period ended March 31, 2004 compared to $32,733,198 for the comparable period of the prior fiscal year. For the nine-month period ended March 31, 2004 we generated earnings before taxes of $5,924,957 compared to $3,870,706 for the nine-month ended March 31, 2003. For the nine-month period ended March 31, 2004, we recorded positive cash flows from operating activities of $1,176,211 compared to positive cash flows of $853,934 in the comparable period of the prior fiscal year.

        Although we had historically incurred losses during our first several years of operations, we became profitable in fiscal year 2002 and continued our profitability in fiscal year 2003 and in the first three quarters of fiscal year 2004. Our historical losses, however, have resulted in a cumulative net loss of $45,046,351 through March 31, 2004. We have historically relied upon private placements of our stock and the issuance of debt to generate funds to meet our operating needs. However, in fiscal year 2003 we had positive cash flow from operations of $2,080,778, and during the nine-month period ended March 31, 2004 we had positive cash flows from operations of $1,176,211. We may in the future seek to raise additional debt or equity capital to further increase our growth potential and take advantage of strategic opportunities. However, there can be no assurance that additional financing will be available on acceptable terms, if at all.

  Cash

        At March 31, 2004, we had $3,477,441 cash on hand compared to $2,319,618 at June 30, 2003. Cash provided by operating activities was $1,176,211 for the nine-month period ended March 31, 2004. Net cash provided by operations was mainly net earnings of $19,440,038 and a provision for bad debts of $17,383,435, but partially offset by an increase in trade receivables of $23,991,457 and the establishment of deferred tax assets of $14,110,086. The increase in trade receivables occurred because our increase in revenues generated additional installment contracts. See the discussion of Bad Debt Expense in the Results of Operations above for a detailed discussion.

  Trade Receivables

        Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $9,112,978 at March 31, 2004 compared to $5,161,010 at June 30, 2003. Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $4,911,023 at March 31, 2004 compared to $2,254,969 at June 30, 2003. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables. During the nine-month period ended March 31, 2004 workshop sales financed by installment contracts were approximately $30.1 million compared to approximately $16.0 million in the nine-month period ended March 31, 2003.

        We sell, on a discounted basis, generally with recourse, a portion of these installment contracts to third party financial institutions for cash. Currently we sell these installment contracts to three separate financial institutions with different recourse rights. When contracts are sold the discount varies between 15% and 25% depending on the credit quality of the customer involved. During the current nine-month period our cash position was strong enough to retain some of the contracts we otherwise would have sold. Contracts with customers whose credit rating would have allowed us to sell them and having an original principal balance of approximately $1,375,039 were retained by the Company. The savings in discount by not selling the contracts was approximately $249,000. During the balance of the fiscal year ending June 30, 2004 we expect to retain additional contracts.

  Accounts Payable

        Accounts payable at March 31, 2004, totaled $2,045,596, compared to $1,528,037 at June 30, 2003. Our accounts payable as of March 31, 2004 were generally within our vendor's terms of payment.

  Stockholders' Equity

        Stockholders' equity at March 31, 2004 was $28,215,579 compared to $8,103,047 at June 30, 2003. The increase was mainly due to profitable operations for the first three quarters of fiscal year 2004. Net earnings during the nine-month period were $19,440,038.

  Financing Arrangements

        We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract. As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis, generally with recourse, a portion of the installment contracts generated by us to third party financial institutions for cash. See "Liquidity and Capital Resources—Trade Receivables," for further information.

  Additional Sources of Liquidity

        In April 2004, we opened a $3 million revolving loan agreement with Zions First National Bank. The agreement allows us to borrow up to 80% of qualifying receivables up to $3 million at prime plus 3% for a term of three years. We entered into the revolving loan agreement to provide additional liquidity so that we would not be required to sell all of our installment contracts to third party financial institutions at the discounts described above.

  AMEX Application and withdrawal of NASDAQ Application

        On April 27, 2004, the Company filed an application for a listing on the AMEX National Exchange. We filed the application, in part, due to the delay associated with the NASDAQ filing. The Company believes that the AMEX is the best and most expeditious way of achieving its goal of a national market listing. We are confident that we meet all of the criteria and the standards required by AMEX and believe that our application will be accepted.

        On May 5, 2004, the Company withdrew its application for listing on the NASDAQ Small Cap Market, originally filed on June 6, 2003, after NASDAQ informed us the examiners would still like to review another six months of customer service records The Company reserved the right, and was welcomed to resubmit its NASDAQ application at a time of its choosing. We continue to believe that we meet all of the criteria and the standards of NASDAQ.

        The Company believes that NASDAQ conducted a more complete and lengthy review than is normally conducted, because we sought to be listed other than in the context of an underwritten public offering and also because we had previously been de-listed in January of 2001, together with the increase in volume and price of our stock price and the level and nature of primarily past complaints and inquiries from customers and regulators about certain of our business practices. From the institution of the filing, we received and answered questions from NASDAQ. The Company's management had a face-to-face meeting with officials at NASDAQ on October 28, 2003, as well as a further meeting including its outside directors on March 5, 2004. Much of the information requested by NASDAQ was historical in nature, relating to customer service issues that arose under prior management and board, and prior to the current nationwide three day right of rescission and extensive customer service programs implemented by the current management. The Company is extremely proud of its customer service, and takes great pride in having reduced its level of complaints to under 1%, a number management believes is well in line, if not below what could be expected for a business of this type, especially considering the substantial number of attendees at workshops and large number of customers that the company has.

  Impact of Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after March 31, 2003, which, for us, is the fiscal year beginning July 1, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not have any indirect guarantees of indebtedness of others as of March 31, 2004.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not have an interest in any variable interest entities as of March 31, 2004.

        In November 2002, the Emerging Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a stand alone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to the delivered items is not contingent on delivery of additional items. In response to EITF 00-21, we have reviewed our arrangements involving multiple deliverables and concluded that the adoption of EITF 00-21 has no effect on our current revenue recognition policy.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003. We do not have any derivative instruments or hedging activities as of March 31, 2004.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 has not had a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We adopted EITF 03-5 during the first quarter of fiscal 2004. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition

in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        We currently have outstanding $894,640 of extended payment term arrangements denominated in foreign currencies with maturity dates between 2004 and 2005. These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income (expense). During the three and nine months ended March 31, 2004 we recognized $6,445 and $48,574, respectively in related foreign exchange gains. The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

Item 4. Controls and Procedures

        Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        As disclosed in the Company's previous quarterly reports on Form 10-Q on November 13, 2003, on August 12, 2002, the Office of the District Attorney (the Office) of San Mateo County, California, notified us that it was investigating whether we were operating in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693), the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221), and California's Unfair Competition Act (California Business & Professions Code § 17200 et. seq.). On April 7, 2004 the Company and the San Mateo County District Attorney entered into a settlement agreement of all outstanding disputes. The Company agreed in part to: continue to offer a three-day right of rescission in California (which is the policy of the Company nationwide); make a payment to the San Mateo County District office; settle certain complaints which amounts have been paid or reserved for; provide a "light" disclosure in California. The Company and the Office will work together to resolve any complaints that may arise in the future.

        As disclosed in the previous quarterly report on Form 10-Q; on December 16, 2003 the Company and, Maria J. Smith (individually and purportedly on behalf of a class), entered in a settlement of the outstanding complaint. The Company, as its part of the settlement, agreed to pay a fee which was previously reserved for, and has agreed to provide all affected parties with the opportunity to upgrade to the current StoresOnline Software, and to provide those customers one year free web hosting. The parties are waiting for the Orange County Superior Court, Central Justice Center, in the State of California, before Honorable Steven Perk, Dept. C27 (Case No. 030005871) to approve the settlement, which is expected shortly.

        From time to time, we receive inquiries from and/or have been made aware of investigations by government officials (i.e. attorney general, prosecutors, consumer affair offices) in some states in which we operate. These inquiries and investigations generally concern compliance with various cities, county, state and/or federal laws or regulations involving sales and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving matters going forward, but there can be no assurance that the ultimate resolution of matters may not have a material adverse affect on our business or operations.

Item 2. Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

        On January 29, 2004 we issued 525 of restricted shares of our common stock pursuant to the exercise of outstanding warrants.

        On February 5, 2004 we issued 49,187 of restricted shares of our common stock pursuant to the exercise of outstanding warrants.

        On February 12, 2004 we issued 1,910 of restricted shares of our common stock pursuant to the exercise of outstanding warrants.

        On February 20, 2004 we issued 525 of restricted shares of our common stock pursuant to the exercise of outstanding warrants.

        On February 23, 2004 we issued 105 of restricted shares of our common stock pursuant to the exercise of outstanding warrants.

        In our opinion, the issuances of these shares were exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

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

  2.
  We filed a Current Report on Form 8-K on February 24, 2004 announcing the appointment of Robert Lewis to Chief Financial Officer.

  3.
  We filed a Current Report on Form 8-K on May 5, 2004 announcing our earnings for the three and nine month periods ended March 31, 2004 and the withdrawal of our application for NASDAQ Small Cap Exchange listing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imergent, Inc.
May 14, 2004	By:	/s/ DONALD L. DANKS Donald L. Danks Chief Executive Officer
May 14, 2004	By:	/s/ ROBERT M. LEWIS Robert M. Lewis Chief Financial Officer