Form 10-K
period 2004-06-30
IMERGENT INC
filed 2004-09-10
CIK 1075736

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004.
☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to to .

Commission file number 000-27941

IMERGENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0591719 (I.R.S. Employer Identification No.)
754 East Technology Avenue, Orem, Utah (Address of principal executive office)	84097 (Zip Code)
(801) 227-0004 (Issuer's telephone number)

(Issuer's former name, if changed since last report)

Securities to be registered under Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐.

        The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2003 was approximately $87.5 million. The number of shares of the registrant's Common Stock outstanding at August 31, 20004 was 11,645,008

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

PART I

        Throughout this report, we refer to Imergent, Inc., together with its subsidiaries, as "we," "us," "our company" or "the Company."

        Effective July 2, 2002, we effected a 1:10 reverse split of our shares of common stock. All of our historical share amounts stated herein have been adjusted to reflect this reverse stock split.

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

Item 1. Business.

General

        We are an e-Services company that offers eCommerce technology, training and a variety of web-based technology and resources to over 150,000 small businesses and entrepreneurs annually. Our affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. Our services also help decrease the risks associated with e-commerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider tightly focused on our target market.

        Imergent, Inc., was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, we changed our corporate name to "Imergent, Inc." to better reflect the scope and direction of our current business activities of assisting and providing web-based technology solutions to small companies and entrepreneurs who are seeking to establish a viable eCommerce presence on the Internet. Also effective July 2, 2002, we effected a 1:10 reverse split of our shares of common stock and reduced the authorized number of shares of common stock from 250,000,000 to 100,000,000.

        In June 2000, we acquired all of the outstanding capital stock of Galaxy Enterprises, Inc., a Nevada corporation, in exchange for approximately 390,000 shares of our common stock. In August 2000, we announced that we would close our Long Beach headquarters and consolidate it with our Orem, Utah operations. After the relocation of our operations to Utah we dramatically slowed the development of our Internet Commerce Center, or ICC, stopped substantially all sales and marketing activity for business-to-business solutions based on the ICC and fully exited that business during fiscal year 2003. After the relocation of our operations to Utah, we also restructured our CableCommerce operations and during fiscal 2002 we completed the exit of the Internet cable mall business. In January 2001, we sold our IMI subsidiary to Capistrano Partners LLC. At the time of the original transaction, Capistrano Partners LLC was an unrelated third party, but the sole member of Capistrano is now an equity investor in us.

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

        In July 2004, Nielsen/NetRatings, Inc. estimated yet another increase in USA Internet users to over 202.4 million, and the growth trend continues worldwide as well as reported by InternetWorldStats.com., to over 800.0 million Internet users worldwide as of September 2004.

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

        We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies (e-Service companies), each offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, Website design and hosting. According to the U.S. Department of Commerce there are 24 million small businesses and entrepreneurs in the U.S. and one million new businesses start up each year. Furthermore, a Verizon study shows less then 30% of small business have a web presence and only 25% of those are eCommerce enabled. We believe that there is a very large, fragmented and under-served market for over 70% entrepreneurial companies searching for professional services firms that offer turnkey business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

        We believe that few of the existing e-Services providers targeting small businesses and entrepreneurs have the range of product and service offerings that focus on the peculiar needs of this market. We believe this market requires an easy to adopt platform of product and services offerings that assists in a coordinated transformation or launch of a business in a way that embraces the opportunities presented by the Internet. Accordingly, we believe these organizations are increasingly searching for a firm such as ours who offers turn-key business-to-consumer eCommerce solutions focused on their e-Services requirements, which include training, education, technology, creative design, transaction processing, data warehousing/hosting, transaction reporting, help desk support and consulting. Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and client practices, increase predictability of success of their Internet initiative and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

Our Business

  Offering services to Small Businesses and Entrepreneurs

        We offer a continuum of services and technology to the small business owner and entrepreneur. Our services start with a complimentary 90-minute informational Preview Training Session for those interested in extending their business to the Internet. These Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet. We typically conduct 30-45 sessions each week across the United States and internationally. At these Preview Training Sessions, our instructors preview the advantages of establishing a website on the Internet, answer in general terms many of the most common questions new or prospective Internet merchants have, and explain in general terms how to develop an effective marketing and advertising strategy and how to transform an existing "brick and mortar" company into a successful eCommerce enabled company.

        Approximately two weeks after each Preview Training Session, we return to conduct an intensive eight hour Internet training workshop which provides Internet eCommerce and website implementation training to a subset of the small business owners and entrepreneurs who attended the preview session. At the Internet training workshop, attendees learn more of the detail, tips, and techniques needed to transform an existing "brick and mortar" company into an eCommerce success. They learn how to open and promote a successful Internet business, including a plain English explanation of computer/Internet/technical requirements and eCommerce tools, specific details and tips on how to promote and drive traffic to a website and techniques to increase sales to a website.

        At the conclusion of the workshop, the attending small business owner or entrepreneur, is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and thereby become an Internet merchant and client of the Company.

        The integrated package includes:

  •
  The ability to create up to three different, fully eCommerce enabled websites, with the option to host such on our servers

  •
  Access to our detailed resource center of Internet marketing information

  •
  Helpdesk technical support via on-line chat, email, and telephone

  •
  Tracking software to monitor site traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.)

  •
  Internet classified advertisements

  •
  Merchant accounts for real-time on-line credit card processing

  •
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

        Following the initial sale to a client, we seek to provide additional technology and services to our clients. On the services side, we offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content, pages powered by Macromedia® Flash and Director programming techniques. We also offer commitments to deliver page view traffic to clients' websites and a ten week coaching and mentoring program. The coaching and mentoring program is provided by a third-party and involves a series of telephone training sessions with a tutor who provides specific assistance in a variety of areas, including Internet marketing. We continue to explore ideas, products and services to enhance ongoing customer training and assistance.

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

        In addition to seeking to grow by increasing the number of Preview Training Sessions and Workshops in the United States, we continue the international expansion of our business, initially into selected English-speaking countries in the Asia Pacific region, South Africa, Canada and Europe and possibly thereafter to additional countries in Asia. Our experience indicates lower customer acquisition costs in these markets than we currently experience in the United States and our turnkey product and service offering for small businesses and entrepreneurs enjoys a first mover advantage in these markets. We are continuing to test, and grow our international market strategies based on our initial experiences.

  Seasonality

        Revenues during the year for our workshop business can be subject to seasonal fluctuations. The first and second calendar quarters are generally stronger than the third and fourth calendar quarters. Customers seem less interested in attending our workshops during the period between June 15th through Labor day, and again during the holiday season from Thanksgiving Day through the first week of the following January.

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

        The StoresOnline platform is a web-based turnkey eCommerce development platform, which has been continuously improved over the past decade. The current version of the StoresOnline platform represents the culmination of over ten years of development effort on a platform that has hosted over 40,000 eCommerce-enabled websites and, in the past, has received broad acceptance in the fast growing market of small businesses and in the entrepreneurial community. The current StoresOnline platform version represents a continued stage of evolution towards an easier to use and more scalable application. The most recent additions and enhancements to the software include several new features, including the integration of UPS shipping tools, updated order tracking and abandoned order analysis, in addition to enhancements to existing features.

        The integration of the UPS shipping tools allow our merchants to access real-time shipping rates directly from UPS to ensure the most accurate and cost effective rates are calculated for each order. The UPS integration also allows the merchant to create shipping documents from the computer with minimal re-entry of information for a shipment. These shipping documents contain all the barcodes and other information required to be processed directly by UPS. These tools significantly reduce the amount of time the merchant needs to spend to prepare their products for shipping.

        Our Dynamic Image Server allows images to be created dynamically rather than by uploading images or using stock photos or clip art. A user can create images dynamically through the manipulation of multiple image variables (such as background color, text, borders, sizing, drop shadows, etc.) in a simple "point and click" environment. This feature allows the automatic generation of image permutations, allowing a customer, for example, to view all of the different possible combinations of shirts, ties, sport coats, and slacks before purchase. The Dynamic Image Server allows for quick and easy creation of graphical and professional looking storefronts.

  Sales and Marketing

        Because most of our products are sold at the end of our workshop sessions and to persons who have attended our 90-minute preview sessions previously, we must make a significant investment before any sales are made to get the customers to workshops. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model which are intended to further reduce the level of investment necessary to get a customer to attend our events and to increase our value proposition to that customer, thereby increasing overall sales.

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

  Research and Development

        During the year ended June 30, 2004, we invested, on a consolidated basis, approximately $358,000 in the research and development of our technology almost all of which relates to our StoresOnline platform. Our research and development costs in fiscal 2004 focused on refinement and enhancement of Version 4.0 of our StoresOnline product, which was released in fiscal 2001. Our specific accomplishments during fiscal year 2004 were the addition of new features to our StoresOnline platform, including the support of additional credit card processing gateways, integration of the UPS Shipping Tools, and updated order tracking and processing. We have also implemented our largest upgrade in our infrastructure and data center to provide even high levels of service and security for our merchants. In general, our research and development efforts during fiscal years 2004 were:

  •
  focused on the enhancement and refinement of existing services in response to rapidly changing client specifications and industry needs

  •
  introduced support for evolving communications methodologies and protocols, software methodologies and protocols and computer hardware technologies

  •
  improved functionality, flexibility and ease of use

  •
  enhanced the quality of documentation, training materials and technical support tools

  •
  updated our internal database that integrates all the information from each division within the organization

  •
  implemented even greater security measures to comply with all of the security requirements demanded by VISA and MasterCard

  •
  digitally scanned Company documents and records for greater customer support and security

  •
  integrated our internal database system with our accounting system to reduce the manual efforts of double entry of customer information and orders

  •
  provided limited access to our internal database to a number of our suppliers, thus lowering our cost of procurement

  •
  updated all our desktop systems to ensure greater security of information within the organization

  •
  integrated UPS Shipping tools to allow real-time shipping rates to be added to our merchants' order forms

  •
  added the ability to create UPS Shipping documents directly from our merchants' computer over the Internet

  •
  updated our order tracking system to allow our merchants to identify orders that were abandoned or otherwise incomplete

  •
  updated all of the components within our data center for increased redundancy and speed

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

        Most of these competitors do not yet offer the full range of Internet professional services we believe our target market requires, but many are currently offering some of these services. These competitors at any time could elect to focus additional resources in our target markets, which could materially adversely affect our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

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

Employees

        As of August 31 2004, we had 149 full-time employees, including 5 executive personnel, 57 in sales and marketing, 8 in the development of our e-Commerce solutions, 10 in web site production, 31 in customer support and 38 in general administration and finance. We also draw from a pool of 21 independent contractors who speak at our preview and/or workshop training sessions, as required by our schedule of events.

Governmental Regulation

        We are subject to regulations applicable to businesses generally. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We believe that we do not offer our customers a "business opportunity" or a "franchise" as those terms are defined in applicable statutes of the states in which we operate. We believe that we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e. to cancel the sale) for workshop purchases. Although we do not believe we are required to offer such a right in most states, we voluntarly provide such a right in the United States.. The effect of such right could be that, our sales could decrease if a significant number of customers who purchase at our workshop elected to exercise that right.

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

Risk Factors

        You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

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

        Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history and (ii) the emerging nature of the markets in which we compete. Our fiscal year ended June 30, 2002 was our first-ever profitable year. Our future results may fluctuate, causing our results of operations to fall below the expectations of investors and potentially causing the trading price of our common stock to fall, impairing our ability to raise capital should we seek to do so. Factors that could cause our quarterly results to fluctuate include the following factors, among others:

  •
  our ability to attract and retain clients

  •
  one time events that negatively impact attendance and sales at our preview sessions and Internet training workshops

  •
  intense competition

  •
  Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce

  •
  our ability to timely and effectively upgrade and develop our systems and infrastructure

  •
  changes to our business model resulting from regulatory requirements

  •
  our ability to control our costs

  •
  our ability to attract, train and retain skilled management, strategic, technical and creative professionals

  •
  technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally

  •
  the availability of working capital and the amount and timing of costs relating to our expansion, and general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

  Our ability to use our net operating loss carryforwards may be reduced. This could adversely affect our net income and cash flow.

        Our net operating loss carryforward ("NOL"), which is approximately $23 million as of June 30, 2004 is subject to certain limitations. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

        Future changes in ownership of more than 50% may limit the use of these carryforwards. Our earnings and cash resources will be materially and adversely affected by this limitation if future earnings exceed the benefit of the limited net operating loss carryforwards. A stock ownership change could occur as a result of circumstances that are not within our control.

  From time to time we are and have been the subject to Governmental inquiries and investigations as well as lawsuits that could require us to change our sales and marketing practices or pay damages or fines which could negatively impact our financial results.

        Throughout our history we have received inquiries from and have been made aware of investigations by the Federal Trade Commission and government officials and agencies in many of the states in which we operate. We have also received inquiries from counsel representing and have been sued by customers who are dissatisfied with our product. We believe that, to date, we have generally been successful in addressing the concerns raised by these matters through one or more of the following: the provision of a more complete explanation of our business, minor modifications of our sales and marketing practices, and direct dialogue with customers to resolve the customer's concerns on a mutually satisfactory basis. Nevertheless, there can be no assurance that the ultimate resolution of the currently pending or possible future lawsuits, inquiries or investigations will not have a material adverse effect on our business or operations.

  We depend on our senior management, and their loss or unavailability could put us at a serious disadvantage.

        We depend on the continued services of our key personnel, including but not limited to our president, chief executive officer, chief financial officer, chief technical officer and vice-president of operations, as well as the speakers at our previews and workshops and other key personnel. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these executives could negatively impact our performance. In addition, we expect that we will need to hire additional personnel in all areas if we are able to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

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

  We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so it may require us to raise additional working capital.

        We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are either sold to one of several third party finance companies, with partial or full recourse, or are retained by the Company and the collection activity is serviced by a third party. Thereafter we sometimes seek to sell the serviced contracts to the servicer and other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business. Although we have not recently experienced difficulties selling our installment contracts at the levels our cash requirements dictate, a recurrence of those conditions would likely require us to raise additional working capital to allow us to carry these assets on our balance sheet. Beginning in May 2004, the Company no longer sells installment contracts with any recourse provision. All of our present installment contract sales arrangements are subject to termination at any time by notice to us.

  We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers.

        For the fiscal year ended June 30, 2004 approximately $30 million, or 37%, of our total revenue was received from customers through credit card payments. Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account and requires that we keep reserves on deposit with it to protect the financial institution against losses it may incur with respect to the account. Although this had not recently been the case, we have in the past experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and rate of charge-backs, among other reasons. If we were to experience a significant reduction in or loss of these accounts our business would be severely and negatively impacted.

  We are dependent on arrangements that allow us to sell to our customers the ability to accept credit card payments for products and services sold on their websites.

        During the fiscal year ended June 30, 2004 we derived approximately $9.3 million, or 12% of our total revenues from the sale to our customers of a product which allows the customer to accept credit card payments for goods and services sold by them through their website. In the past, we have experienced difficulty in maintaining the arrangements that allow us to offer this product to our customers and have experienced difficulty in establishing such a product for resale at our workshops held outside the United States. In addition, from time to time, credit card issuing organizations make changes that affect this product which could negatively impact, or preclude, our offering this product for sale in the United States in its present form. We presently obtain this product for resale from an unrelated third party. Prior to October 1, 2002, this product was obtained from Electronic Commerce International, Inc. ("ECI") which was owned by John J. Poelman, our former chief executive officer who, effective that date, sold certain of ECI's assets and liabilities, including the use of its corporate name and its contractual relationship with us, to the third party. Our contract with the third party may be terminated by it at any time after August 1, 2005 on 120 days written notice to us. Were we to lose our access to this product or if its cost increased our business could be negatively impacted, and if we are not to be able to obtain a comparable product for resale outside the United States our ability to successfully execute our international expansion would be compromised.

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

        We are subject to the effects of general global economic and market conditions. The U.S. economy is weaker now than it has been in recent years and may continue to be weak for the foreseeable future. These economic conditions may cause businesses to curtail or eliminate spending on eCommerce services or to reduce demand for our products and services. A change in economic conditions may adversely effect our business.

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

        We are continuing to expand our operations into selected international markets. Although we continue to expand into these markets cautiously there are difficulties inherent in doing business in international markets such as:

  •
  cultural, language and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our preview sessions and Internet training workshops and/or lower than anticipated sales

  •
  banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites

  •
  unproven markets for our services and products

  •
  unexpected changes in regulatory requirements

  •
  potentially adverse tax environment

  •
  export restrictions and tariffs and other trade barriers

  •
  burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to sales and marketing practices, intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet, and

  •
  fluctuations in currency exchange rates.

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

        In order for us to attain success, the Internet must continue to achieve widespread acceptance as a business medium. In addition, the businesses and merchants to whom we market our products and services must be convinced of the need for an online eCommerce presence and must be willing to rely upon third parties to develop and manage their eCommerce offerings and marketing efforts. It remains uncertain whether sustained significant demand for our products and services as sold through our workshop format will exist and whether our distribution channel to our target markets will establish itself as the preferred channel. If we are not successful in responding to the evolution of the Internet and in tailoring our product and service offerings to respond to this evolution, our business will be materially and adversely affected.

  Evolving regulation of the Internet, including the use of e-mail as a marketing tool, may harm our business.

        As eCommerce continues to evolve it is subject to increasing regulation by federal, state, or foreign agencies. Areas subject to regulation include but may not be limited to the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of eCommerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on eCommerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

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

        Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2004, we had outstanding stock options to purchase approximately 1.2 million shares of common stock and warrants to purchase approximately 325,000 shares of common stock. To the extent that such options and warrants are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

        Our stock being listed on the American Stock Exchange may limit the scope of potential investors. We withdrew an application for listing on the NASDAQ Small Cap Market as we believed a listing on the American Stock Exchange was in the best interest of our shareholders and would be more expeditious; the withdrawal may be perceived as negative which could affect the value of our common stock. In addition, the market for our common stock may not always be an active market.

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

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 31, 2004, we had outstanding 11,645,008 shares of common stock. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of lock-up agreements.

Item 2. Properties.

        Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. The property consists of approximately 12,500 square feet leased from an unaffiliated third party. The lease terminates on May 31, 2005. The annual rent during our fiscal year ending June 30, 2005 will be approximately $271,250. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries throughout the world at which we host our preview sessions and Internet training workshops. We are under no long-term obligations to such hotels.

Item 3. Legal Proceedings.

        From time to time, we receive inquiries from, including subpoenas requesting documents and/or have been made aware of investigations by government officials in many of the states in which we operate. These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices. We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving the currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or operations.

        We are not currently involved in any material litigation; however, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these cases will not have a material adverse effect on our business, financial position, or future results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        Our common stock began trading on the American Stock Exchange on August 16, 2004 under the symbol "IIG." From July 3, 2002 to August 13, 2004, our common stock has traded on the Nasdaq OTC Bulletin Board under the symbol "IMGG." From January 10, 2001 to July 2, 2002, our common stock traded on the OTC Bulletin Board under the symbol "NGWY." Between November 18, 1999 and January 9, 2001, our common stock traded on The Nasdaq National Market under the symbol "NGWY." The following table sets forth the range of high and low bid prices as reported on The Nasdaq National Market or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated, all of which reflect the 1:10 reverse stock split effected on July 2, 2002.

	High	Low
Fiscal 2004
Fourth Quarter	$11.40	$6.43
Third Quarter	12.95	8.25
Second Quarter	9.10	5.73
First Quarter	7.10	4.00
Fiscal 2003
Fourth Quarter	$4.45	$1.55
Third Quarter	2.31	1.50
Second Quarter	2.30	1.00
First Quarter	1.45	1.10
Fiscal 2002
Fourth Quarter	$1.80	$0.85
Third Quarter	3.70	0.90
Second Quarter	5.50	2.70
First Quarter	7.20	2.60

        These bid prices indicate the prices that a market maker is willing to pay. These quotations do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

Security Holders

        There were 499 holders of record of our shares of common stock as of August 31, 2004.

Dividends

        We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Therefore, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

Equity Compensation Plan Information

        The following table presents information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,231,613	$7.57	1,768,387
Equity compensation plans not approved by security holders	—	—	—
Total	1,231,613	$7.57	1,768,387

Recent Sales of Unregistered Securities

        None.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Form 10-K. The statement of earnings data for each of the years in the three-year period ended June 30, 2004, and the consolidated balance sheet data at June 30, 2004 and 2003 are derived from our consolidated financial statements and are included elsewhere in this document. SFAS No. 145 relating to the accounting treatment for extinguishment of debt became effective for the Company during FY 2003. As a result a change in the reporting of our operations for FY 2001 became necessary. During the fiscal year ended June 30, 2001 the Company had originally reported an extraordinary item related to gain on extinguishment of debt in its Statement of Operations of $1,688,956. Based on SFAS No. 145 the Company has reclassified $1,688,956 to income before discontinued operations in its statement of operations included in this annual report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
	(in thousands except per share amounts)
Consolidated Statement of Earnings Data:
Revenue	$81,028	$46,471	$33,188	$35,655	$18,356
Income (loss) from continuing operations	21,893	5,034	2,199	(2,626)	(42,790)
Income (loss) from discontinued operations	—	—	—	(286)	(1,319)
Extraordinary items	—	—	—	(727)	—
Net income (loss)	21,893	5,034	2,199	(3,639)	(44,109)
Basic income (loss) per share
Income (loss) from continuing operations	1.93	0.46	0.37	(1.18)	(23.12)
Loss from discontinued operations	—	—	—	(0.12)	(0.71)
Extraordinary items	—	—	—	(0.33)	—
Net income (loss) per common share	1.93	0.46	0.37	(1.63)	(23.83)
Diluted income (loss) per share
Income (loss) from continuing operations	1.80	0.44	0.37	(1.18)	(23.12)
Loss from discontinued operations	—	—	—	(0.12)	(0.71)
Extraordinary items	—	—	—	(0.33)	—
Net income (loss) per common share	1.80	0.44	0.37	(1.63)	(23.83)
Weighted average common shares outstanding
Basic	11,330	11,019	5,874	2,228	1,851
Diluted	12,181	11,553	5,878	2,228	1,851
	As of June 30
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash	$4,957	$2,320	$520	$149	$2,607
Working capital (deficit)	13,825	5,527	289	(11,352)	(14,845)
Total assets	40,426	12,037	7,377	6,055	11,851
Short-term debt	—	121	242	3,759	409
Long-term debt	400	436	421	442	—
Capital lease obligations	258	28	109	38	135
Stockholders' equity (accumulated deficit)	30,738	8,103	2,469	(9,307)	(10,776)

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

General

        Our fiscal year ended June 30, 2004 ("FY 2004") was only the third year since the inception of the Company that we were profitable and the second year that we enjoyed positive cash flow from operating activities. As explained in previous annual reports we closed our Internet Commerce Center and the Cable Commerce division in order to concentrate on our StoresOnline business that services the small business and individual entrepreneur markets. We raised approximately $7.2 million in equity capital through the sale of our convertible notes and common stock in three private placements during the fiscal years ended June 30, 2001 and 2002. Using this cash to retire debt and promote our StoresOnline business has enabled us to increase revenues significantly, remain profitable and have positive cash flow from operations. The following discussion further expands on the effects of these changes.

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

  Review by the Securities and Exchange Commission

        On March 6, 2002, the Securities and Exchange Commission ("SEC") notified us that they had reviewed our annual report filed on Form 10-K for the fiscal year ended June 30, 2001 and our quarterly report on Form 10-Q for the quarter ended September 30, 2001. They sent a letter of comments pointing out areas of concern and requested we answer their questions and provide additional information. We exchanged correspondence with members of the SEC staff and provided them with additional information. On September 24, 2002 in a telephone conference call with the SEC staff, we resolved certain of the more material issues. On October 31, 2002 we responded to other comments from the staff in their letter dated August 5, 2002. On November 6, 2002 in a telephone conversation with the SEC staff we resolved the remaining issues without amending our previously filed financial statements. However, certain reclassifications of financial information and additional financial statement disclosures have been reflected in the accompanying financial statements.

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

        The financial statements for the years ended June 30, 2003 and 2002 have been reclassified to conform to fiscal year 2004 presentation.

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

        A summary of our significant accounting policies is set out in Note 2 to our Financial Statements. We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

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

        The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA). The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. EPTAs are either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company's books as a receivable. Beginning in May 2004 the Company no longer sells EPTA's with any recourse provisions.

        The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and any rescission period lapses. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all of fiscal years 2004 and 2003.

        The American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") states that revenue from the sale of software should be recognized when the following four specific criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable. All of these criteria are met when a customer purchases the SOS product and the three-day rescission period expires. The customer signs one of the Company's order forms, and a receipt acknowledging receipt and acceptance of the product. As is noted on the order and acceptance forms the customer has three days to rescind the order. Once the rescission period expires, all sales are final and all fees are fixed and determinable.

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

  Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $9.0 million and $6.6 million as of June 30, 2004 and June 30, 2003, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  Income Taxes

        In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets consist primarily of the future benefit of net operating losses carried forward. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current earnings trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance, if any, would be reversed.

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

Related Party Transactions

        On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. Transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply

Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the fiscal year ended June 30, 2004 since Mr. Poelman was not an affiliate of the Company after July 1, 2003.

        John J. Poelman was the sole owner of ECI during the fiscal year ended June 30, 2002 and during the three months ended September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. The Company also formerly utilized the services of ECI to provide a leasing opportunity to customers who purchased its products at its Internet training workshops. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party. Total revenue generated by the Company from the sale of ECI's merchant account solutions product, while ECI's business was owned by Mr. Poelman, was $1,453,612 and $5,106,494 for the years ended June 30, 2003 and 2002, respectively. The cost to the Company for these products and services totaled $223,716 and $994,043 for the years ended June 30, 2003 and 2002, respectively. During the years ended June 30, 2003 and 2002 the Company processed leasing transactions for its customers through ECI in the amounts of $0 and $1,090,520, respectively. As of June 30, 2004 and 2003 the Company had no receivable balance due from ECI for leases in process. In addition, the Company had no payable balance due to ECI as of June 30, 2003 for the purchase of the merchant account software while owned by Mr. Poelman.

        The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist its customers to become successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company purchases some of these services from EMS. In addition, EMS provides us telemarketing services, selling some of the Company's products and services to contacts provided to EMS by us. Ryan Poelman, owner of EMS, is the son of John J. Poelman our former Chief Executive Officer and a former director who retired effective July 1, 2003 and, in connection therewith, resigned as an officer and director of the Company. The Company's revenues generated from the above products and services were $6,330,343 and $4,806,497 for the fiscal years ended June 30, 2003 and 2002, respectively. The Company paid EMS $994,827 and $479,984 to purchase these services during the fiscal years ended June 30, 2003 and 2002, respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for products and services.

        The Company sends complimentary gift packages to its customers who register for the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase our products at the conclusion of the Workshop. The Company utilizes Simply Splendid, LLC ("Simply Splendid") to provide some of these gift packages to the Company's customers. Aftyn Morrison, owner of Simply Splendid, is the daughter of John J. Poelman our former Chief Executive Officer and a former director. We paid Simply Splendid $421,265 and $0 to fulfill these services during the fiscal years ended June 30, 2003 and 2002, respectively. In addition, the Company had $22,831 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

        We engaged vFinance Investments, Inc. ("vFinance") as a financial advisor and placement agent for our private placement of unregistered securities that closed during May 2002. Shelly Singhal, a former member of our Board of Directors, was a principal of vFinance at the time of the private placement. During the year ended June 30, 2002 we paid vFinance $61,500 in fees and commissions for their services. The offering was successful with adjusted gross proceeds to us of $2,185,995.

        We engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide us with various financial services. Shelly Singhal a former member of our Board of Directors is a managing director of

SBI. During the year ended June 30, 2002 SBI provided us with a Fairness Opinion relating to our proposed merger with Category 5 Technologies, for which we paid $67,437.

        We also paid SBI $58,679 for expenses and commissions relating to our private placement of unregistered securities that closed during November 2001. The offering was successful with adjusted gross proceeds to us of $2,898,455.

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

Results of Operations

  Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003

  Revenue

        Our fiscal year ends on June 30 of each year. Revenues for the fiscal year ended June 30, 2004 ("FY 2004") increased to $81,027,517 from $46,470,678 for the fiscal year ended June 30, 2003 ("FY 2003"), an increase of 74%. Revenues generated at our Internet training workshops in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2004. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses. We also intend to expand our product offerings to locations outside the United States of America.

        The increase in revenues from FY 2004 compared to FY 2003 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal years. The number increased to 544 including 58 that were held outside the United States of America, for the current fiscal year from 336 in FY 2003, 11 of which were held outside the United States. In addition, the average number of persons attending each workshop increased and the average number of "buying units" in attendance at our workshops during the period increased to 89, compared to 84 in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 35% of the buying units made a purchase at the workshop in FY 2004 compared to 32% FY 2003. The average revenue per workshop purchase decreased in the current fiscal year ended June 30, 2004 to approximately $4,300 compared to approximately $4,500 in the fiscal year ended June 30, 2003. We contact all persons who attend our workshops beginning approximately two weeks after the event was held in an attempt to sell them a mentoring program and products that will drive traffic to their web site. These contacts are made through telemarketing companies that we engage as subcontractors. The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

Telemarketing sales, included in total revenue described above, increased during FY 2004 to approximately $6.5 million from $3.7 million in FY 2003, an increase of 73%.

  Gross Profit

        Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to provide customer technical support, credit card fees and the cost of tangible products sold. Gross profit for FY 2004 increased to $62,281,247 from $35,568,308 during FY 2003. The increase in gross profit primarily reflects the increased revenue during the period. Gross profit as a percent of revenue for FY 2004 was 76.9% compared to 76.5% for FY 2003.

        Cost of revenues includes related party transactions of $1,118,002 in FY 2003. These are more fully described in the notes to the consolidated financial statements as Note 13. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with these related parties is at least as favorable to us as would be available from an independent third party.

  Selling and Marketing

        Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures, related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for FY 2004 increased to $20,964,701 from $11,632,209 in FY 2003. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during FY 2004. Expenses were higher because of the greater number of attendees at our preview sessions and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Total selling and marketing expenses as a percentage of revenues were 25.9% for FY 2004 and 25.0% FY 2003.

        Selling and marketing expenses include related party transactions of $349,680 in the fiscal year ended June 30, 2003. These are more fully described in note 13 to the consolidated financial statements. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

  General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and service fees and other general corporate expenses. General and administrative expenses in FY 2004 increased to $8,855,459 from $5,081,353 in FY 2003. The general increase in sales volume contributed to an increase in salaries and wages to $2.9 million in FY 2004 from $2.1 million in FY 2003. The increase in salaries and wages occurred primarily in customer service as a result of the execution of several customer service initiatives.

        Finance company discounts and service fees increased to $2.3 million in FY 2004 compared to $1.6 million in FY 2003 as a result of the general increase in sales volume. We accept twenty-four month installment contracts from our customers as one of several methods of payment. Some of these contracts are subsequently sold to finance companies at a discount. The discounts range between 15% and 25% depending upon the credit worthiness of our customer. Contracts that are not sold are carried by the Company and the servicing and collection activity is outsourced to independent collection companies. Fees for servicing are approximately 8% of the funds collected and fees for collection are approximately 33% of the funds collected. These discounts and service fees are included in general and administrative expenses.

        Legal expenses increased to $1.5 million during FY 2004 as a result of the resolution of various legal proceedings during the year as more fully described in Legal Proceedings in Part I, Item 3 of this Form 10-K. The change in legal expenses during the year is also the result of a settlement agreement with Category 5 Technologies, Inc. ("Cat 5") during FY 2003. In April 2002 Cat 5 demanded that we reimburse them for $260,000 of their expenses associated with merger negotiations between our companies. As a result we accrued that amount as a contingent liability during FY 2002. A settlement agreement was signed and the lawsuit dismissed eliminating the contingent liability and therefore the accrual was reversed during FY 2003, reducing legal expenses for the year. We anticipate that legal expenses will decrease in future periods as various legal proceedings have been resolved during fiscal year 2004.

        Accounting and other professional fees increased $653,000 during FY 2004 as a result of consulting and legal services incurred as a result of our international expansion and consulting fees incurred for compliance with the rules and regulations of Sarbanes-Oxley.consulting. The Audit fees also increased as a result of a general increase in sales volume.

  Bad Debt Expense

        Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us. We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months. We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price. These installment contracts are sometimes sold to finance companies, with partial or full recourse, if our customer has a credit history that meets the finance company's criteria. Beginning in May 2004, we no longer sell installment contracts with any recourse provisions. If not sold, we carry the contract and out-source the collection activity. Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products. Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

        Bad debt expense was $24,144,800 in FY 2004 compared to $14,255,877 in the prior fiscal year. The increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us and our recent collection experience. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve. We believe that bad debt expense in future years will decline as a percentage of revenues since we have resolved all known contract losses during FY 2004. We believe the allowance for doubtful accounts of approximately $9.0 million at June 30, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of June 30, 2004.

        During FY 2004 workshop sales financed by installment contracts were approximately $44.1 million compared to $22.6 million in the prior fiscal year. As a percentage of workshop sales, installment contracts were 61% in FY 2004 compared to 55% in FY 2003. The table below shows the activity in our total allowance for doubtful accounts during the fiscal year ended June 30, 2004.

Allowance balance June 30, 2003	$6,603,260
Plus provision for doubtful accounts	24,144,800
Less accounts written off	(21,796,731)

Allowance balance June 30, 2004	$8,951,329

  Interest Income

        Interest income is derived from the installment contracts. Our contracts have an 18% simple interest rate and interest income for FY 2004 was $1,725,776 compared to $813,136 in FY 2003. In the future as our cash position strengthens we may be able to carry more installment contracts rather than selling them at a discount to finance companies. If we were able to carry more of these contracts it would increase interest income and reduce these discounts which are recorded as administrative expenses.

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

        The $16.7 million benefit recorded upon the removal of the valuation allowance during FY 2004 was offset by the utilization of $4.6 million of the NOL during the period and by approximately $200,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of $12.3 million for the year. We have recorded deferred tax assets of approximately $13.1 million as of June 30, 2004. As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

  Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

  Revenue

        Our fiscal year ends on June 30 of each year. Revenues for the fiscal year ended June 30, 2003 ("FY 2003") increased to $46,470,678 from $33,188,263 for the fiscal year ended June 30, 2002 ("FY 2002"), an increase of 40%. Revenues generated at our Internet training workshops in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above. Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services, access to credit card transaction processing interfaces and sales of banner advertising. We expect future operating revenues to be generated principally following a business model similar to the one used in fiscal year 2003. The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed. We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

        The increase in revenues from FY 2003 compared to FY 2002 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal years. The number increased to 336 including 11 that were held outside the United States of America, for FY 2003 from 253 in FY 2002, nine of which were held outside the United States. In addition, the average number of persons attending each workshop increased and the average number of "buying units" in attendance at our workshops during the period increased to 84, compared to 80 in the prior fiscal year. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 32% of the buying units made a purchase at the workshop in FY 2003 compared to 29% FY 2002. The average revenue per workshop purchase also increased in the current fiscal year ended June 30, 2003 to approximately $4,500 compared to approximately $4,100 in the fiscal year ended June 30, 2002. We will seek to continue to hold workshops with a larger number of attendees in future periods and we will seek to increase the number of these larger workshops as well.

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

        Effective October 1, 2000, we began making our product offerings through our StoresOnline subsidiary rather than our Galaxy Mall subsidiary. This culminated an eighteen month long plan to fully incorporate the SOS throughout the engineering and programming departments, servers and infrastructure and to move away from a mall-based hosting environment. Our services have been used for several years by non-mall based merchants, and we believe that the marketing principles taught by us are equally effective for stand-alone websites and websites hosted on an Internet "mall." Although Galaxy Mall remains an active website, all new customers are sold the SOS through our StoresOnline previews and workshops.

        We contact all persons who attend our workshops beginning approximately two weeks after the event was held in an attempt to sell them a mentoring program and products that will drive traffic to their web site. These contacts are made through telemarketing companies that we engage as subcontractors. Revenues from these products are recognized when delivery of the product has occurred. The Company receives a commission and recognizes this revenue net of the selling and marketing costs. Telemarketing sales, included in total revenue described above, decreased during FY 2003 to approximately $3.7 million from $5.0 million in FY 2003, an decrease of 26%.

  Gross Profit

        Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to provide customer technical support, credit card fees and the cost of tangible products sold. Gross profit for FY 2003 increased to $35,568,308 from $26,662,463 during FY 2002. The increase in gross profit primarily reflects the increased revenue during the period.

        Gross profit as a percent of revenue for FY 2003 was 77% compared to 80% for FY 2002. The reduction in the gross margin percentage was primarily attributable to the recognition of $5,328,034 in deferred revenue during the fiscal year ended June 30, 2002, as compared to only $398,912 in deferred revenue that was recognized during FY 2003. These deferred revenue amounts had no costs associated with them because those costs were recognized at the time the sales were made and the products delivered in the relevant prior periods.

        Cost of revenues includes related party transactions of $1,118,002 in FY 2003 and $994,043 in the prior fiscal year. These are more fully described in the notes to the consolidated financial statements as Note 13. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with these related parties is at least as favorable to us as would be available from an independent third party.

  Selling and Marketing

        Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures, related expenses for personnel engaged in sales and marketing activities, and commissions paid to telemarketing companies. Selling and marketing expenses for FY 2003 increased to $11,632,209 from $9,474,733 in FY 2002. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during FY 2003. Expenses were higher because of the greater number of attendees at our preview sessions and the associated expenses including advertising and promotional expenses necessary to attract the attendees. Advertising expenses for the fiscal year ended June 30, 2003 were approximately $7.6 million compared to $5.3 million in the prior fiscal year. Total selling and marketing expenses as a percentage of revenues were 25% for FY 2003 and, including the non-recurring benefit of deferred revenue mentioned above in total revenue, selling and marketing expenses were 30% of total revenue for FY 2002.

        Selling and marketing expenses include related party transactions of $349,680 and $355,106 in the fiscal years ended June 30, 2003 and 2002, respectively. These are more fully described in Note 13 to the consolidated financial statements. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business is transacted with this related party are at least as favorable to us as would be available from an independent third party.

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

        General and administrative expenses in FY 2003 decreased to $5,081,353 from $6,388,309 in FY 2002. This decrease is partially attributable to the fact that during FY 2002 we incurred $555,201 in debt issuance costs associated with a convertible debenture owned by King William, LLC. Since King William converted the debenture into common stock, the debt issuance costs were written off rather than being amortized over the life of the debenture. Other items contributing to the reduction were a decrease in the FY 2003 payroll and related expenses that resulted from reducing the size of our workforce which was partially offset by increases in compensation to our executive officers, elimination of certain consulting fees associated with financial public relations firms, and a reduction in legal and other professional expenses. In addition, during FY 2003 we resolved a lawsuit brought by Category 5 Technologies, Inc. ("Cat 5").

        In April 2002 Cat 5 demanded that we reimburse them for $260,000 of their expenses associated with merger negotiations between our companies. As a result we accrued that amount as a contingent liability during FY 2002. A settlement agreement was signed and the lawsuit dismissed in fiscal year 2003 eliminating the contingent liability and therefore the accrual was reversed during FY 2003, reducing general and administrative expenses for the year. Further reductions in general and administrative expenses from current revenue levels are unlikely and we anticipate that general and administrative expenses will increase in future years as our business grows, as we work to improve the quality and effectiveness of our customer support and we resolve the litigation and administrative proceedings brought against us.

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

        Bad debt expense was $14,225,877 in FY 2003 compared to $6,675,238 in the prior fiscal year. The increase is due to an increase in the number of installment contracts entered into, an increase in the number of contracts carried by us and our recent collection experience. During FY 2003 we wrote off approximately $2.4 million of installment contracts that originated in FY 2002 and 2001. We provided for bad debts as of June 30, 2002 based on the best information available at the time, including historical write-off patterns. We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve.

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

  Interest Income

        Interest income is derived from the installment contracts. Our contracts have an 18% simple interest rate and interest income for FY 2003 was $813,136 compared to $390,371 in FY 2002.

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

Liquidity and Capital Resources

        At June 30, 2004 we had working capital of $13,825,075 compared to $5,526,926 at June 30, 2003. Our shareholders equity was $30,737,883 at June 30, 2004 compared to $8,103,047 at June 30, 2003. We generated revenues of $81.0 million during FY 2004 compared to $46.5 million during FY 2003. For the year ended June 30, 2004 we generated earnings before taxes of $9.6 million compared to $5.0 million for the prior year.

        Although we had historically incurred losses during our first several years of operations, we became profitable in fiscal year 2002 and continued our profitability through fiscal year 2004. Our historical losses, however, have resulted in a cumulative net loss of $42,593,240 through June 30, 2004. We have historically relied upon private placements of our stock and the issuance of debt to generate funds to meet our operating needs. We may in the future seek to raise additional debt or equity capital to further increase our growth potential and take advantage of strategic opportunities. However, there can be no assurance that additional financing will be available on acceptable terms, if at all.

  Capital Requirements—Contractual Obligations

	Payments Due by Period(1)
	Total	Less than 1 year	2-3 years	4 years and after
Contractual Obligations as of June 30, 2004
Operating Leases(2)	$269,404	$247,724	$21,680	$—
Long-term debt(3)	400,000	—	—	400,000
Capital lease obligations(4)	257,735	95,572	162,163	—
Line of credit(5)	1,377,715	1,377,715	—	—

Total contractual cash obligations	$2,304,854	$1,721,011	$183,843	$400,000

(1)
Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)
Represents our commitments associated with operating leases and includes contracts that expire in various years through 2007. Payments due reflect fixed rent expense.

(3)
Amounts are equal to the annual maturities of our long-term debt outstanding. See Note 6 to our Consolidated Financial Statements.

(4)
Represents our obligation associated with various capital leases. See Note 10 to our Consolidated Financial Statements.

(5)
Amount represents our obligation on the line of credit with Zion's First National Bank. See Note 7 to our Consolidated Financial Statements.

  Cash

        At June 30, 2004, we had $4,956,512 cash on hand compared to $2,319,618 at June 30, 2003. During FY 2004, we recorded positive cash flows from operating activities of $1,304,519 compared to positive cash flows of $2,080,778 in the prior fiscal year. Net cash provided by operations resulted mainly from net earnings of $21,893,149 and a provision for bad debts of $23,489,924 but partially offset by an increase in trade receivables of $35,016,413 and the establishment of deferred tax assets of $13,121,255. The increase in trade receivables occurred because our increase in revenues generated additional installment contracts. See the discussion of Bad Debt Expense in the Results of Operations above for a detailed discussion.

  Trade Receivables

        Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $12,427,366 at June 30, 2004 compared to $5,161,010 at June 30, 2003. Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $6,515,102 at June 30, 2004 compared to $2,254,969 at June 30, 2003. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables. During FY 2004 workshop sales financed by installment contracts were approximately $44.1 million compared to approximately $22.8 million in prior year.

        Historically we have sold, on a discounted basis, generally with recourse, a portion of these installment contracts to third party financial institutions for cash. These installment contracts were sold to various separate financial institutions with different recourse rights. When contracts are sold the discount varies between 15% and 25% depending on the credit quality of the customer involved. Beginning in May 2004, we no longer sell installment contracts with recourse rights. During FY 2004 our cash position was strong enough to retain some of the contracts we otherwise would have sold. Contracts with customers whose credit rating would have allowed us to sell them and having an original principal balance of approximately $2,723,378 were retained by the Company. The savings in discount by not selling the contracts was approximately $545,000. We expect to retain additional contracts in the future.

  Accounts Payable

        Accounts payable at June 30, 2004, totaled $2,849,632, compared to $1,528,037 at June 30, 2003. Our accounts payable as of June 30, 2004 were generally within our vendor's terms of payment.

  Stockholders' Equity

        Stockholders' equity at March 31, 2004 was $30,737,883 compared to $8,103,047 at June 30, 2003. The increase was mainly due to profitable operations for fiscal year 2004. Net earnings during the year were $21,893,149.

  Financing Arrangements

        We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract. As part of our cash flow management and in order to generate liquidity, we have historically sold on a discounted basis, generally with recourse, a portion of the installment contracts generated by us to third party financial institutions for cash. See "Liquidity and Capital Resources—Trade Receivables," for further information.

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

        In August 2004, we opened a $5 million line of credit agreement with Bank One and closed the $3 million revolving loan agreement with Zions First National Bank. The agreement with Bank One allows us to borrow funds for a term of two years at LIBOR plus 2%. The Bank One agreement provides additional liquidity at more favorable terms than the Zions First National Bank agreement and will be used for the same purposes described above.

  American Stock Exchange Listing

        On August 16, 2004 the American Stock Exchange listed our common stock under the ticker symbol IIG.

  Impact of Recent Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB

101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

        We are exposed to market risk from changes in interest and foreign exchange rates. We have minimal fair value exposure related to interest rate changes associated with our long-term, fixed-rate debt. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

        We currently have outstanding $3.4 million of extended payment term arrangements denominated in foreign currencies with maturity dates between 2004 and 2006. These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income (expense). During the year ended June 30, 2004 we recognized approximately $40,000 in related foreign exchange losses. The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

Item 8. Financial Statements and Supplementary Data

        See Item 15(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

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

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

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

Item 14. Principle Accounting Fees and Services

        The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connections with its 2004 Annual Meeting of the Stockholders entitled "Audit Fees."

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

Schedule II—Valuation and Qualifying Accounts
    3.
    Exhibits

        The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

  (b)
  Reports on Form 8-K During the Last Quarter of Fiscal 2004

        On May 5, 2004, we filed a Current Report on Form 8-K with respect to our earnings release concerning the fiscal quarter ended March 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Imergent, Inc.

        We have audited the accompanying consolidated balance sheets of Imergent, Inc. and Subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity (accumulated deficit), and cash flows for each of the three years in the period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule for the years ended June 30, 2004, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imergent, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements for the years ended June 30, 2003 and 2002 have been restated as discussed in Note 2.

                      /s/  GRANT THORNTON LLP

Salt Lake City, Utah
August 27, 2004

IMERGENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and 2003

	2004	2003
Assets
Current assets
Cash	$4,956,512	$2,319,618
Trade receivables, net of allowance for doubtful accounts of $5,784,113 at June 30, 2004 and $4,471,667 at June 30, 2003	12,427,366	5,161,010
Inventories	71,416	34,194
Prepaid expenses and other current assets	1,145,632	737,983
Deferred tax assets—current	3,714,732	—
Credit card reserves	596,556	770,011

Total current assets	22,912,214	9,022,816
Property and equipment, net	524,427	200,174
Goodwill, net	455,177	455,177
Trade receivables, net of allowance for doubtful accounts of $3,167,216 at June 30, 2004 and $2,131,593 at June 30, 2003	6,515,102	2,254,969
Deferred tax assets	9,406,523	—
Other assets, net of allowance for doubtful accounts of $0 at June 30, 2004, and $100,783 at June 30, 2003	612,632	103,460

Total Assets	$40,426,075	$12,036,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,849,632	$1,413,112
Accounts payable—related party	—	114,925
Accrued expenses and other current liabilities	3,367,799	1,166,648
Income taxes payable	873,235	—
Deferred revenue	562,076	653,463
Line of credit	1,377,715	—
Current portion of capital lease obligations	56,682	26,536
Current portion of notes payable	—	121,206

Total current liabilities	9,087,139	3,495,890
Capital lease obligations, net of current portion	201,053	1,802
Notes payable, net of current portion	400,000	435,857

Total liabilities	9,688,192	3,933,549

Commitments and contingencies	—	—
Stockholders' equity
Capital stock, par value $.001 per share
Preferred stock—authorized 5,000,000 shares; none issued	—	—
Common stock—authorized 100,000,000 shares; issued and outstanding 11,536,258 and 11,062,290 shares, at June 30, 2004 and June 30, 2003, respectively	11,537	11,063
Additional paid-in capital	73,330,600	72,605,749
Deferred compensation	(6,112)	(22,474)
Accumulated other comprehensive loss	(4,902)	(4,902)
Accumulated deficit	(42,593,240)	(64,486,389)

Total stockholders' equity	30,737,883	8,103,047

Total Liabilities and Stockholders' Equity	$40,426,075	$12,036,596

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended June 30, 2004, 2003, and 2002

	2004	2003	2002
		(restated)	(restated)
Revenue	$81,027,517	$46,470,678	$33,188,263
Cost of revenue	(18,746,270)	(9,784,368)	(5,531,757)
Cost of revenue—related party	—	(1,118,002)	(994,043)

Total cost of revenue	(18,746,270)	(10,902,370)	(6,525,800)

Gross profit	62,281,247	35,568,308	26,662,463
Operating expenses
Research and development	358,391	—	51,805
Selling and marketing	20,964,701	11,632,209	9,474,733
Selling and marketing—related party	—	349,680	355,106
General and administrative	8,855,459	5,081,353	6,388,309
Bad debt expense	24,144,800	14,255,877	6,675,238

Total operating expenses	54,323,351	31,319,119	22,945,191

Operating earnings before income taxes	7,957,896	4,249,189	3,717,272
Other income (expense), net
Other income (expense)	(40,035)	12,358	41,813
Interest income	1,725,776	813,136	390,371
Interest expense	(43,359)	(40,611)	(1,950,687)

Total other income (expense)	1,642,382	784,883	(1,518,503)

Earnings before income taxes	9,600,278	5,034,072	2,198,769
Income tax benefit	12,292,871	—	—

Net earnings	$21,893,149	$5,034,072	$2,198,769

Earnings per share
Basic	$1.93	$0.46	$0.37
Diluted	$1.80	$0.44	$0.37
Weighted average shares outstanding
Basic	11,329,699	11,019,094	5,873,654
Diluted	12,180,714	11,552,621	5,878,404

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Accumulated Deficit)

Years Ended June 30, 2004, 2003, and 2002

								Total Stockholders' Equity/ (Accumulated Deficit)
	Common Stock				Accumulated Other Deferred Compensation
			Additional Paid-in Capital	Common Stock Subscribed		Comprehensive Loss	Accumulated Deficit
	Shares	Amount
Balance July 1, 2001	2,446,018	$2,446	$62,069,306	$398,200	$(52,649)	$(4,902)	$(71,719,230)	$(9,306,829)

Stock options exercised	691	1	1,726	—	—	—	—	1,727
Amortization of deferred compensation	—	—	—	—	16,145	—	—	16,145
Forfeiture of deferred compensation	—	—	(1,517)	—	1,517	—	—	—
Imputed interest on officer/director notes payable	—	—	12,639	—	—	—	—	12,639
Stock options issued to consultants	—	—	6,400	—	—	—	—	6,400
Common stock issued for loan restructuring	10,000	10	12,990	—	—	—	—	13,000
Conversion of convertible debenture	280,000	280	2,115,604	—	—	—	—	2,115,884
Conversion of long term notes	859,279	859	2,146,436	—	—	—	—	2,147,295
Private placement of common stock	7,164,094	7,164	5,103,748	(398,200)	—	—	—	4,712,712
Common stock issued for outstanding liabilities	83,192	83	449,148	—	—	—	—	449,231
Common stock issued for services	132,500	133	15,468	—	—	—	—	15,601
Common stock issued for settlement agreements	20,000	20	85,980	—	—	—	—	86,000
Net earnings	—	—	—	—	—	—	2,198,769	2,198,769

Balance June 30, 2002	10,995,774	10,996	72,017,928	—	(34,987)	(4,902)	(69,520,461)	2,468,574

Amortization of deferred compensation	—	—	—	—	12,513	—	—	12,513
Private placement of common stock	5,000	5	14,995	—	—	—	—	15,000
Reconciliation of common stock following reverse stock split	(1,254)	(1)	1	—	—	—	—	—
Common stock issued pursuant to finder's agreement	26,675	27	25,315	—	—	—	—	25,342
Conversion of exchangeable shares	9,472	9	355,150	—	—	—	—	355,159
Expense for options and warrants granted to consultants	—	—	140,200	—	—	—	—	140,200
Common stock issued upon exercise of options and warrants	26,623	27	52,160	—	—	—	—	52,187
Net earnings	—	—	—	—	—	—	5,034,072	5,034,072

Balance June 30, 2003	11,062,290	11,063	72,605,749	—	(22,474)	(4,902)	(64,486,389)	8,103,047

Amortization of deferred compensation	—	—	—	—	16,362	—	—	16,362
Expense for options and warrants granted to consultants	—	—	336,546	—	—	—	—	336,546
Common stock issued for payment of interest	9,853	10	61,272	—	—	—	—	61,282
Common stock issued upon exercise of options and warrants	464,115	464	327,033	—	—	—	—	327,497
Net earnings	—	—	—	—	—	—	21,893,149	21,893,149

Balance June 30, 2004	11,536,258	$11,537	$73,330,600	$—	$(6,112)	$(4,902)	$(42,593,240)	$30,737,883

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended June 30, 2004, 2003, and 2002

Increase (decrease) in cash	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$21,893,149	$5,034,072	$2,198,769
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	120,918	338,285	668,730
Amortization of deferred compensation	16,362	12,513	16,145
Common stock issued for services	—	25,342	15,601
Expense for stock options and warrants issued to consultants	336,546	140,200	6,400
Provision for bad debts	23,489,924	14,255,877	6,675,238
Imputed interest expense on notes payable	—	—	12,639
Loss on issue of common stock below market value	—	—	199,657
Common stock issued for loan restructuring	—	—	13,000
Amortization of debt issue costs	—	—	437,478
Amortization of beneficial conversion feature & debt discount	—	—	1,956,600
Changes in assets and liabilities
Increase in accounts receivables	(35,016,413)	(16,662,707)	(8,250,722)
Increase/Decrease in inventories	(37,222)	(10,778)	21,310
Increase in prepaid expenses	(407,649)	(39,050)	(381,702)
Increase in deferred tax asset	(13,121,255)	—	—
Increase/Decrease in other assets	(335,717)	313,924	(65,415)
Decrease in deferred revenue	(91,387)	(52,095)	(5,328,034)
Increase/Decrease in accounts payable—related party	(114,925)	3,223	(405,156)
Increase/Decrease in accounts payable, accrued expenses & other liabilities	3,698,953	(1,278,028)	(1,339,469)
Increase/Decrease in income taxes payable	873,235	—	—

Net cash provided by (used in) operating activities	1,304,519	2,080,778	(3,548,931)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(173,037)	(129,000)	(99,579)
Proceeds from disposition of equipment	—	—	660

Net cash used in investing activities	(173,037)	(129,000)	(98,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements	1,377,715	—	—
Proceeds from exercise of options and warrants	327,497	67,187	4,714,439
Repayment of capital lease obligations	(42,737)	(80,506)	—
Repayment of notes payable	(157,063)	(163,868)	(118,121)
Repayment of note to related party	—	—	(380,000)
Bank overdraft borrowings	—	(135,651)	(516,347)
Repayment of convertible debenture	—	—	(100,000)
Proceeds from issuance of convertible long-term notes	—	—	273,976
Proceeds from financing of insurance premium	—	160,930	144,486

Net cash provided by (used in) financing activities	1,505,412	(151,908)	4,018,433

NET INCREASE IN CASH	2,636,894	1,799,870	370,583
CASH AT THE BEGINNING OF THE YEAR	2,319,618	519,748	149,165

CASH AT THE END OF THE YEAR	$4,956,512	$2,319,618	$519,748

Supplemental disclosures of non-cash transactions
Common stock issued for outstanding liabilities	$61,282	$—	$449,231
Accrued interest added to note payable balance	—	—	30,087
Conversion of exchangeable shares for minority interest	—	355,159	—
Property and equipment acquired through capital lease	272,134	—	71,042
Subscribed stock issued	—	—	398,200
Conversion of debenture to common stock	—	—	2,115,884
Conversion of long term notes to common stock	—	—	2,147,295
Common stock issued for settlement agreements	—	—	86,000
Convertible debenture settled for note payable	—	—	400,000
Supplemental Disclosure of Cash Flow Information
Cash Paid during the year for
Interest	43,359	—	3,359
Income Taxes	318,593	—	—

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004, 2003 and 2002

(1)   Description of Business

        Imergent, Inc. (the "Company", "Imergent" or "our"), was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware. Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc. Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually. The Company's affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants. The Company's services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company's strategic vision is to remain an eCommerce provider tightly focused on its target market.

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for annual financial statements. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. These consolidated financial statements reflect the results of operations, financial position, changes in shareholders' equity, and cash flows of Imergent, Inc. and its subsidiaries.

(2)   Summary of Significant Accounting Policies

  (a)
  Principles of Consolidation

        The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline.com Ltd., StoresOnline Inc., and StoresOnline International, Inc. All significant intercomany balances and transactions have been eliminated in consolidation.

  (b)
  Reverse Stock Split

        On June 28, 2002 the shareholders of the Company approved a one-for-ten reverse split of the Company's outstanding common stock, which became effective July 3, 2002. All data for common stock, options and warrants have been adjusted to reflect the one-for-ten reverse split for all periods presented. In addition, all common stock prices and per share data for all periods presented have been adjusted to reflect the one-for-ten reverse stock split.

  (c)
  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments, which have an original maturity not greater than three months at the time of purchase.

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

        The Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected, for all EPTA contracts. The allowances represent estimated losses resulting from the customers' failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term accounts receivable balances on the consolidated balance sheets, and the associated expense is recorded as a bad debt expense in operating expenses.

        EPTAs retained by the Company are charged off against the allowance when the customers involved are no longer making required payments and the EPTAs are determined to be uncollectible. Interest accrued is discontinued when an EPTA becomes delinquent.

        EPTAs sold to third party financial institutions are generally subject to recourse to the purchasing finance company after an EPTA is determined to be uncollectible. The Company also provides an allowance for EPTAs estimated to be recoursed back to the Company. Beginning in May 2004, the Company no longer sells EPTAs subject to recourse.

        All allowance estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If allowances become inadequate, additional allowances may be required.

        The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Interest income is derived from the installment contracts. Contracts and have an 18% simple interest rate. Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

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

  (g)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 3 to 5 years. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the estimated useful life of the asset or the terms of the related leases. Depreciable lives by asset group are as follows:

Computer and office equipment	3 to 5 years
Furniture and fixtures	4 years
Computer software	3 years
Leasehold improvements	term of lease

        Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net earnings for the period. The Company capitalizes assets with a cost in excess of $1,000 dollars

  (h)
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

  (k)
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

        Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. Deferred tax assets consist primarily of net operating losses carried forward. The Company has released its valuation allowance against its net deferred tax assets as of June 30, 2004. As of June 30, 2003, the Company had provided a full valuation allowance against all of its net deferred tax assets. Fiscal year 2002 was the first profitable year for the Company since its inception. However, differences between accounting principles generally accepted in the United States of America ("US GAAP") and accounting for tax purposes caused the Company to have a tax loss for the fiscal year ended June 30, 2002. For the year ended June 30, 2004 and 2003 the Company had taxable income of approximately $9.6 million and $5.0 million, respectively.

  (m)
  Accounting for Stock Options and Warrants

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant. The Company had options outstanding of 1,231,613 and 1,193,528 as of June 30, 2004 and 2003, respectively, with varying exercise prices between $1.50 and $113.10. (Note 11).

        The Company had 325,336 and 631,460 warrants outstanding as of June 30, 2004 and 2003, respectively, with varying strike prices between $.40 and $115.50 and expiration dates between September 24, 2004 and April 9, 2008.

  (n)
  Stock-Based Compensation

        The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123," for the years ended 2004, 2003 and 2002. Issued in December 2002, SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Year Ended June 30,
	2004	2003	2002
Net earnings as reported	$21,893,149	$5,034,072	$2,198,769
Stock-based compensation expense	(468,642)	(106,042)	(359,760)

Net earnings—proforma	$21,424,507	$4,928,030	$1,839,009

Net earnings per share as reported:
Basic	$1.93	$0.46	$0.37
Diluted	$1.80	$0.44	$0.37
Net earnings per share—proforma:
Basic	$1.89	$0.45	$0.31
Diluted	$1.76	$0.43	$0.31

        The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. The Company used the historical volatility of common stock, as well as other relevant factors in accordance with SFAS 123, to estimate the expected volatility assumptions. Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant. Pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

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

        The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires. The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA). The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment. EPTAs were either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company's books as a receivable. Beginning in May 2004, the Company no longer sells EPTAs with recourse.

        The EPTAs generally have a twenty-four month term. For more than five years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions. During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers. Not all customers live up to their obligations under the contracts. The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services. Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract. All uncollectible EPTAs are written off against an allowance for doubtful accounts. The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information. The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires. At that same time an allowance for doubtful accounts is established. This procedure has been in effect for all years presented.

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

IMERGENT, INC. AND SUBSIDIARIES

Reconciliation of EITF 99-19 Reclassification

	Three Months Ended
Fiscal Year Ended June 30, 2004
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Revenue before adjustment	$20,545,136	$19,827,058	$19,564,954	$24,966,966
Reclassification adjustment	(1,705,453)	(2,171,144)	—	—

Revenue as adjusted	$18,839,683	$17,655,914	$19,564,954	$24,966,966

Selling and marketing before adjustment	$6,146,437	$6,704,292	$5,580,894	$6,409,675
Reclassification adjustment	(1,705,453)	(2,171,144)	—	—

Selling and marketing as adjusted	$4,440,984	$4,533,148	$5,580,894	$6,409,675

Fiscal Year Ended June 30, 2003	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Revenue before adjustment	$11,283,849	$10,588,681	$15,786,458	$15,566,095
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Revenue as adjusted	$9,213,609	$9,191,550	$14,328,039	$13,737,480

Selling and marketing before adjustment	$4,331,945	$3,666,949	$4,856,941	$5,530,779
Reclassification adjustment	(2,070,240)	(1,397,131)	(1,458,419)	(1,828,615)

Selling and marketing as adjusted	$2,261,705	$2,269,818	$3,398,522	$3,702,164

Fiscal Year Ended June 30, 2002	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Revenue before adjustment	$11,634,043	$7,455,746	$7,296,696	$10,964,365
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Revenue as adjusted	$10,695,301	$6,664,961	$6,325,279	$9,502,722

Selling and marketing before adjustment	$3,611,796	$2,764,178	$3,105,078	$4,511,374
Reclassification adjustment	(938,742)	(790,785)	(971,417)	(1,461,643)

Selling and marketing as adjusted	$2,673,054	$1,973,393	$2,133,661	$3,049,731

  (p)
  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company's only item of comprehensive income (loss) was foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline.com, Ltd.

  (q)
  Business Segments and Related Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in only one business segment.

  (r)
  Foreign Currency Translation

        The financial statements of the Company's Canadian subsidiary, StoresOnline.com, Ltd. have been translated into U.S. dollars from its functional currency in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Balance sheet accounts of StoresOnline.com, Ltd. are translated at period-end exchange rates while income and expenses are translated at the average of the exchange rates in effect during the period. Translation gains or losses that related to the net assets of StoresOnline.com Ltd. are shown as a separate component of stockholders' equity (accumulated deficit) and comprehensive income (loss). There were no significant gains or losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) during the years ended June 30, 2004, 2003 and 2002.

  (s)
  Per Share Data

        Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:

Year Ended June 30,	2004	2003	2002
Numerator:
Net earnings	$21,893,149	$5,034,072	$2,198,769

Denominator:
Weighted average shares outstanding
Basic	11,329,699	11,019,094	5,873,654
Employee stock options and other	851,015	533,527	4,750

Diluted	12,180,714	11,552,621	5,878,404

Earnings per common share
Basic	$1.93	$0.46	$0.37
Diluted	$1.80	$0.44	$0.37

  (t)
  Use of Estimates

        In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $8,951,329 as of June 30, 2004 and $6,603,260 as of June 30, 2003. In addition, the Company has recorded a liability of $450,481 as of June 30, 2004 and $319,812 as of June 30, 2003, for estimated credit card charge-backs and customer returns within accrued liabilities.

  (u)
  Reclassifications

        Certain amounts reported in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

  (v)
  Advertising Costs

        The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the years ended June 30, 2004, 2003 and 2002 were approximately $9.8 million, $7.6 million and $5.3 million, respectively. As of June 30, 2004 the Company recorded $767,935 of direct response advertising related to future workshops as a prepaid expense as compared to $434,886 as of June 30, 2003.

  (w)
  Recently Issued Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

  (x)
  Self Insurance

        The Company is self-insured for health and dental costs during the year. The Company has purchased stop-loss coverage in order to limit the exposure to any significant levels of medical benefit liability claims. Self-insurance losses are accrued based upon claims filed and the Company's estimate of the aggregate liability for uninsured claims incurred but not reported using the Company's historical experience.

(3)   Selling of Accounts Receivable With Recourse—Direct Guarantee

        The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops. A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The Company has guaranteed contracts sold to some of its finance companies in connection with certain sales of the

EPTAs. The Company allocates the total proceeds received in these transactions between sales and the estimated loss under the guarantees at their inception. At June 30, 2004, these contracts had an aggregate principal amount of approximately $3.5 million and an average remaining term of approximately two years or less. Should the customers fail to pay amounts required under these contracts, the maximum future payments the Company could be required to make under the guarantees is approximately 80% of the outstanding aggregate principal balance of the contracts. The Company has recognized a liability of $525,000 at June 30, 2004 for the estimated liability under the guarantees. Beginning in May 2004 the Company no longer sells EPTAs with recourse or any guarantee.

(4)   Property and Equipment

        Property and equipment balances at June 30, 2004 and 2003 are summarized as follows:

	2004	2003
Computers and office equipment	$1,366,446	$1,281,191
Furniture and fixtures	11,552	10,406
Leasehold improvements	51,555	49,316
Software	1,218,314	861,783
Automobiles	31,000	31,000
Less accumulated depreciation	(2,154,440)	(2,033,522)

	$524,427	$200,174

        Amounts included in property and equipment for assets capitalized under capital lease obligations as of June 30, 2004 and 2003 are $472,651 and $179,469 respectively. Capital leases at June 30, 2004 are at interest rates between 7% and 10%, and mature through January 2007. Accumulated depreciation for the items under capitalized leases was $214,916 and $151,131 as of June 30, 2004 and 2003, respectively.

(5)   Goodwill and Intangible Assets

        As required by Statement of Financial Accounting Standards ("SFAS") 142, beginning on July 1, 2002 goodwill is no longer amortized but is tested on an annual basis for impairment by comparing its fair value to its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Prior to July 1, 2002 goodwill was being amortized over a ten-year period. During the quarter ended December 31, 2002 the Company engaged an independent consulting firm to test the Company's goodwill for impairment. Based on the appraisal made by the independent consulting firm management has concluded that the fair market value of the Company's assets exceeded the carrying value at July 1, 2002 and determined that there was no goodwill impairment as of that date. As a result, no change to the carrying value of the goodwill was necessary as of July 1, 2002. As of June 30, 2004 management continues to believe that the fair market value of the Company's assets exceeded the carrying value and therefore have determined that there is no goodwill impairment as of that date. There have been no transactions impacting goodwill for the period from June 30, 2003 to June 30, 2004.

        SFAS 142 requires disclosure of what reported income before extraordinary items and net income would have been exclusive of amortization expense recognized in periods presented relating to goodwill and intangible assets that are no longer being amortized. The amortization expense and net earnings for the years ending 2004 and 2003 (the year of initial application) and the prior year follow:

	2004	2003	2002
Reported net earnings	$21,893,149	$5,034,072	$2,198,769
Add back: goodwill amortization			133,368

Adjusted net earnings	$21,893,149	$5,034,072	$2,332,137

Basic earnings per share:
Reported net earnings	$1.93	$0.46	$0.37
Goodwill amortization	—	—	0.02

Adjusted net earnings	$1.93	$0.46	$0.39
Diluted earnings per share:
Reported net earnings	$1.80	$0.44	$0.37
Goodwill amortization	—	—	0.02

Adjusted net earnings	$1.80	$0.44	$0.39

(6)   Notes Payable

        Uncollateralized notes payable at June 30, 2004 consist of $400,000 of principal to King William LLC. Interest on the note payable to King William is recorded at an annual interest rate of 8.0%. Notes payable at June 30, 2003 consist of $435,857of principal and interest payable to King William (and $121,206 due to Imperial Premium Finance Company.) Maturities of the notes payable are as follows:

Year ending June 30,
2005	$—
2006	—
2007	—
2008	400,000
Thereafter	—

$400,000

(7)   Line of Credit

        In April 2004 the Company entered into a $3.0 million revolving loan agreement with a bank. The agreement allows the Company to borrow up to 80% of qualifying receivables up to $3.0 million at prime plus 3% for a term of three years, (7% at June 30, 2004) At June 30, 2004 the Company had drawn $1,377,715 on the line of credit. The assets of the Company secure the line of credit. The line of credit covenants restrict the declaration or payment of dividends on any capital sock, capital expenditures to $1,000,000, and debt with another lender to $1,000,000 and operating lease obligations to $600,000. The line of credit requires the Company to maintain certain financial ratios. At June 30, 2004 the Company was in compliance with the bank covenants.

(8)   Self Insurance

        Beginning January 1, 2004 the Company has elected to self-insure employee medical benefits. The Company is liable for claims up to an individual maximum of $30,000 per covered participant, per claim year. The Company also maintains a stop loss policy to cover medical claims in excess of 100 percent of budgeted premiums ($153 per employee per month and $436 per family per month for

2004). Accruals for claims are recorded on a claim-incurred basis. The estimated liability for claims incurred but not reported included in accrued liabilities at June 30, 2004 was $33,342. The Company's portion of claims charged to operations totaled approximately $65,199 in 2004.

(9)   Income Taxes

        Income taxes (benefit) attributable to earnings before taxes for the years ended June 30, 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	2004	2003	2002
Computed "expected" tax (benefit) expense	$3,294,160	$1,711,585	$747,580
Increase (decrease) in income tax resulting from:
State and local income tax benefit, net of federal effect	383,673	163,532	101,583
Change in the valuation allowance for deferred tax assets	(16,055,951)	(1,236,581)	(5,634,171)
All other, net	85,247	(638,536)	4,785,008
Income tax benefit	$(12,292,871)	$—	$—
	2004	2003	2002
Provision for income taxes current:
Federal	$218,106	$—	$—
State and local	295,261	—	—
Foreign	315,017	—	—
	828,384	—	—
Deferred:
Federal	(12,068,253)	—	—
State and local	(1,053,002)	—	—
	(13,121,255)	—	—
Provision benefit for income taxes	$(12,292,871)	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$8,166,033	$13,434,568
Stock option expense	—	2,131,625
Deferred compensation	—	468,406
Accounts receivable principally due to allowance for doubtful accounts and other bad debts	3,873,836	2,619,897
Accrued expenses	375,345	101,278
Other	47,204	—
Deferred revenue	224,831	243,742
Legal fees	460,524	429,439
Property and equipment	25,613	52,475
Foreign tax credit	315,017	—
AMT Credit	389,992	—
Debt issuance costs	—	22,787

Total gross deferred tax assets	13,878,395	19,504,217
Less valuation allowance	—	(19,269,470)
Deferred tax liability:
Capitalized expenses and other	(757,140)	(234,747)

Net deferred tax assets	$13,121,255	$—

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

        The Company's net operating loss ("NOL") carry forward, which is approximately $23 million, represents the losses reported for income tax purposes from the inception of the Company through June 30, 2004. FY 2003 was the first year in the Company's history that generated taxable income.

        At June 30, 2003 the Company had recognized a tax valuation allowance of $19.3 million against its net deferred tax assets. As of March 31, 2004, the Company determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of NOL carry forwards imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, it was also determined that the earlier ownership change resulted in built-in gains that would allow us to utilize our entire NOL carryforwards.

        The NOL carryforwards expire in various years through 2022.

(10) Commitments and Contingencies

  Operating Leases

        The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2006. Future aggregate minimum obligations under operating leases as of June 30, 2004, exclusive of taxes and insurance, are as follows:

Year ending June 30,
2005	$247,724
2006	21,680
Thereafter	—

Total	$269,404

  Capital Lease obligations

        The Company purchases certain fixed assets under capital lease agreements with obligations expiring at various dates through 2007. The aggregate minimum obligations under the capital leases as of June 30, 2004, are as follows:

Year ending June 30,
2005	$95,572
2006	89,630
2007	72,533
Thereafter	—

Total	$257,735

        Rental expense for the years ended June 30, 2004, 2003 and 2002 was approximately $300,000, $260,000, and $270,000, respectively.

  Legal Proceedings

        From time to time, we receive inquiries from, including subpoenas requesting documents and/or have been made aware of investigations by government officials in many of the states in which we operate. These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices. We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving the currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or operations.

        We are not currently involved in any material litigation; however, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these cases will not have a material adverse effect on our business, financial position, or future results of operations.

(11) Stock Option Plan

        At June 30, 2004 the Company had the following stock incentive plans; the 1998 Stock Compensation Plan for Senior Executives, the 1999 Stock Option Plan for Non-Executives, and the 2003 Equity Incentive Plan for employees, directors, and consultants. The Company authorized and reserved 1,000,000 shares of common stock for issuance under each of the plans respectively. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on the American Stock Exchange. A table of stock option activity is shown below:

        The following is a summary of stock option activity under the Company's stock incentive plans:

	Number of Shares	Weighted average exercise price
Balance at July 1, 2001	374,038	$21.10
Granted	6,000	5.20
Exercised	(691)	2.50
Canceled or expired	(66,082)	8.70

Balance at June 30, 2002	313,265	23.30
Granted	913,000	1.70
Exercised	(25,375)	2.04
Canceled or expired	(7,362)	52.87

Balance at June 30, 2003	1,193,528	7.04
Granted	363,000	5.14
Exercised	(97,755)	2.41
Canceled or expired	(227,160)	3.15
Balance at June 30, 2004	1,231,613	$7.57

Options exercisable at June 30, 2004, 2003 and 2002 were 689,586, 415,476, and 219,052, respectively. Options vest over a one to ten year period and are generally exercisable over ten-years.

        The following table summarizes the combined information about shares under option incentive plans as of June 30, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Price	Number of Options	Weighted-Average Price
$.00 - $4.99	882,798	5.92	$2.42	463,911	$2.41
$5.00 - $7.49	165,404	4.09	5.98	48,467	5.59
$7.50 - $10.00	60,750	6.51	8.82	60,625	8.81
$10.01 - $29.99	60,270	4.58	18.89	54,192	18.28
$30.00 - $59.99	16,329	5.57	37.73	16,329	37.73
$60.00 - $89.99	32,753	5.05	76.55	32,753	76.55
$90.00 - $113.10	13,309	5.14	105.26	13,309	105.26

	1,231,613	5.60	$7.57	689,586	$10.78

        The fair value of each option grant is estimated on the date of grant using the Black-Sholes options-pricing model with the following weighted-average assumptions used for grants. Over the past three years the expected volatility and risk free interest rates have ranged from 74% to 181% and 0.97% to 4.0% respectively for the Company. The weighted average fair value per share of options outstanding during the years ended June 30, 2004, 2003, and 2002 were $7.57, $7.04 and $23.26 respectively. The weighted average fair value per share of options exercisable during the years ended June 30, 2004, 2003 and 2002 were $10.78, $16.37, and $27.74, respectively.

(12) Stockholders' Equity

        During the year ended June 30, 2004 the Company issued 464,115 shares of common stock, upon the exercise of options and warrants for $327,497. The Company also issued 9,853 shares as payment of $61,282 of interest due King William LLC, a note holder.

        During the year ended June 30, 2004 the Company recorded an expense totaling $336,546 related to options granted to consultants that became exercisable during the year.

        On December 6, 2002, the Company issued 26,675 shares of common stock at a price of $1.75 per share, in settlement of a finder's fee earned in connection with our private placement of common stock that closed in May 2002.

        On February 14, 2003 the Company issued 9,472 shares of common stock in exchange for 9,472 Exchangeable Shares of StoresOnline.com, Ltd. held by a former employee. The shares of common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998, which was entered into in connection with our acquisition of StoresOnline.com Ltd

(13) Related Party Transactions

        On July 1, 2003 John J. (Jay) Poelman, retired and in connection therewith resigned as the Company's Chief Executive Officer and as a Director of the Company. The Company had transactions with Electronic Commerce International, Inc. ("ECI"), Electronic Marketing Services, LLC. ("EMS") and Simply Splendid, LLC ("Simply Splendid") which prior to July 1, 2003 were considered related party transactions, but are not considered related party transactions for the year ended June 30, 2004 since Mr. Poelman was no longer an affiliate of the Company after July 1, 2003.

        Mr. Poelman was the sole owner of ECI during the fiscal year ended June 30, 2002 and through September 30, 2002. During this period, the Company purchased a merchant account solutions product from ECI that provided on-line, real-time processing of credit card transactions and resold this product to its customers. The Company also formerly utilized the services of ECI to provide a leasing opportunity to customers who purchased its products at its Internet training workshops. Effective October 1, 2002, Mr. Poelman sold certain assets and liabilities of ECI, including ECI's corporate name and its relationship with the Company, to an unrelated third party. Total revenue generated by the Company from the sale of ECI's merchant account solutions product, while ECI's business was owned by Mr. Poelman, was $1,453,612 and $5,106,494 for the years ended June 30, 2003 and 2002, respectively. The cost to the Company for these products and services totaled $223,716 and $994,043 for the years ended June 30, 2003 and 2002, respectively. During the years ended June 30, 2003 and 2002 the Company processed leasing transactions for its customers through ECI in the amounts of $0 and $1,090,520, respectively. As of June 30, 2004 and 2003 the Company had no receivable balance due from ECI for leases in process. In addition, the Company had no payable balance due to ECI as of June 30, 2003 for the purchase of the merchant account software while owned by Mr. Poelman.

        The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop certain products intended to assist its customers to become successful with their business. These products include a live chat capability for the customer's own website and web traffic building services. The Company purchases some of these services from EMS. In addition, EMS provides us telemarketing services, selling some of the Company's products and services to contacts provided to EMS by us. Ryan Poelman, owner of EMS, is the son of John J. Poelman our former Chief Executive Officer and a former director. The Company's revenues generated from the above products and services were $6,330,343 and $4,806,497 for the fiscal years ended June 30, 2003 and 2002, respectively. The Company paid EMS $994,827 and $479,984 to purchase these services during the fiscal years ended June 30, 2003 and 2002, respectively. In addition, the Company had $92,094 as of June 30, 2003 recorded in accounts payable relating to the amounts owed to EMS for products and services.

        The Company sends complimentary gift packages to its customers who register for the Company's Workshop training sessions. An additional gift is sent to Workshop attendees who purchase our products at the conclusion of the Workshop. The Company utilizes Simply Splendid to provide some of these gift packages to the Company's customers. Aftyn Morrison, owner of Simply Splendid, is the daughter of John J. Poelman our former Chief Executive Officer and a former director. We paid Simply Splendid $421,265 and $0 to fulfill these services during the fiscal years ended June 30, 2003 and 2002, respectively. In addition, the Company had $22,831as of June 30, 2003 recorded in accounts payable relating to the amounts owed to Simply Splendid for gift packages.

        We engaged vFinance Investments, Inc. ("vFinance") as a financial advisor and placement agent for our private placement of unregistered securities that closed during May 2002. Shelly Singhal, a former member of our Board of Directors, was a principal of vFinance at the time of the private placement. During the year ended June 30, 2002 we paid vFinance $61,500 in fees and commissions for their services. The offering was successful with adjusted gross proceeds to us of $2,185,995.

        We engaged SBI-E2 Capital USA Ltd. ("SBI") as a financial consultant to provide us with various financial services. Shelly Singhal a former member of our Board of Directors is a managing director of SBI. During the year ended June 30, 2002 SBI provided us with a Fairness Opinion relating to our proposed merger with Category 5 Technologies, for which we paid $67,437.

        We also paid SBI $58,679 for expenses and commissions relating to our private placement of unregistered securities that closed during November 2001. The offering was successful with adjusted gross proceeds to us of $2,898,455.

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

(14) Segment Information

        The Company has operated under two principal business segments (Internet services and multimedia products). The primary business segment (Internet services) is engaged in the business of providing its customers the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. A secondary business segment (multimedia services) has been engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. This second segment was sold on January 11, 2001 and accordingly is in the accompanying consolidated statements of operations. As a result, the Company now operates in one business segment. Reportable segment data includes international sales of $4.0 million in Australia and New Zealand, $1.8 million in Canada and $1.6 million in the United Kingdom.

(15) Subsequent Event

        On August 19, 2004, the Company entered into a two year, $5.0 million line of credit with Bank One. The new line of credit replaces the Company's previous $3 million credit facility with Zions First National Bank. The agreement allows the Company to borrow up to $5 million at LIBOR plus 2 percent.

(16) Quarterly Financial Information (unaudited)

	Year ended June 30, 2004 Quarter Ended
	09/30/03	12/31/03	03/31/04	06/30/04
Revenue	$18,839,683	$17,655,914	$19,564,954	$24,966,966
Gross profit	14,477,981	13,110,134	15,505,664	19,187,468
Operating earnings before income taxes	1,877,679	1,066,661	1,840,553	3,173,003
Net earnings	$2,152,084	$1,465,737	$15,822,219	2,453,109
Basic earnings per share:
Income (loss) from continuing operations	$0.19	$0.13	$1.39	$0.21
Net earnings	$0.19	$0.13	$1.39	$0.21
Diluted earnings per share:
Income (loss) from continuing operations	$0.18	$0.12	$1.28	$0.20
Net earnings	$0.18	$0.12	$1.28	$0.20
Weighted average Common shares outstanding
Basic	11,152,998	11,306,384	11,368,868	11,493,258
Diluted(1)	11,966,483	12,275,356	12,353,626	12,398,913
	Year ended June 30, 2003 Quarter Ended
	09/30/02	12/31/02	03/31/03	06/30/03
Revenue	$9,213,609	$9,191,550	$14,328,039	$13,737,480
Gross profit	6,755,177	6,888,593	11,265,810	10,658,728
Operating earnings before income taxes	933,501	573,726	1,840,556	901,406
Net earnings	$1,083,150	$740,340	$1,596,941	$1,613,642
Basic earnings per share:
Income (loss) from continuing operations	$0.10	$0.07	$0.14	$0.15
Net earnings	$0.10	$0.07	$0.14	$0.15
Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$0.07	$0.14	$0.14
Net earnings	$0.11	$0.07	$0.14	$0.14
Weighted average Common shares outstanding
Basic	10,999,478	11,007,226	11,030,931	11,043,340
Diluted(1)	10,035,459	11,208,171	11,290,240	11,943,142

(1)
Includes the dilutive effect of options, warrants and convertible securities.

        Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly income (loss) per share amounts do not necessarily equal the total for the year due to rounding.

IMERGENT, INC.

Schedule II—Valuation and Qualifying Accounts

Years ended June 30, 2004, 2003 and 2002

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs Net of Recoveries	Balance at End of Period
Year ended June 30, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts sales returns, credit card chargebacks, and other assets	$7,023,855	$23,489,924	$20,949,570	$9,564,209
Year ended June 30, 2003
Deducted from accounts receivable:
Allowance for doubtful accounts sales returns, credit card chargebacks, and other assets	$3,413,981	$14,255,877	$10,646,003	$7,023,855
Year ended June 30, 2002
Deducted from accounts receivable:
Allowance for doubtful accounts sales returns, credit card chargebacks and other assets	$3,679,017	$6,675,238	$6,940274	$3,413,981

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.					Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2	Form of Representatives' Warrant	S-1	6/1/99	4.1
10.1	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03
10.3	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03
10.4	Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001	10-Q	11/20/01	2.1
10.5	Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd.	10-Q	11/20/01	10.124
10.6	Termination and Release Agreement dated January 14, 2002 among Netgateway, Inc., Category 5 Technologies, Inc. and C5T Acquisition Corp.	8-K	1/18/02	2.1
10.7	Rescission Agreement dated February 1, 2002 between Netgateway, Inc and SBI-E2 Capital (USA) Ltd. et al.	10-Q	2/14/02	10.125
10.8	Letter Agreement re: Modification of August Restructuring Agreement as of February 13, 2002 between Netgateway, Inc. and King William LLC	10-Q	5/8/02	10.126
10.9	Agreement dated February 15, 2002 between SBI E2-Capital (USA) Ltd. and Netgateway, Inc.	10-K	10/15/02	10.36
10.10	Agreement dated March 22, 2002 between vFinance Investments, Inc. and Netgateway, Inc.	10-K	10/15/02	10.37
10.11	2003 Equity Incentive Plan				X
18.1	Letter dated February 9, 2000 from KPMG LLP	10-Q	2/15/00	18.1
21.1	Subsidiaries of Netgateway	10-K	10/15/02	21.1
23.1	Consent of Grant Thornton LLP				X
31.1	Certification of Chief Executive Officer				X
31.2	Certification of Chief Financial Officer				X
32.1	Certification of Chief Executive Officer				X
32.2	Certification of Chief Financial Officer				X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imergent, Inc.
September 9, 2004	By:	/s/ Donald L. Danks Donald L. Danks Chief Executive Officer
September 9, 2004		/s/ Robert M. Lewis Robert M. Lewis Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 9, 2004	/s/ Donald L. Danks Donald L. Danks Chairman of the Board of Directors and Chief Executive Officer
September 9, 2004	/s/ Robert M. Lewis Robert M. Lewis Chief Financial Officer
September 9, 2004	/s/ Brandon Lewis Brandon Lewis President, Chief Operating Officer and Director
September 9, 2004	/s/ Peter Fredericks Peter Fredericks Director
September 9, 2004	/s/ Thomas Scheiner Thomas Scheiner Director
September 9, 2004	/s/ Gary Gladstein Gary Gladstein Director