Form 10-Q
period 2004-09-30
IMERGENT INC
filed 2004-11-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to               .

Commission file number 000-27941

Imergent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

754 E. Technology Avenue Orem, Utah	84097
(Address of Principal Executive Offices)	(Zip Code)

(801) 227-0004

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.  Yes   ☒      No    ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2004 was 11,658,437.

When we refer in this Form 10-Q to “Imergent,” the “Company,” “we,” “our,” and “us,” we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and at June 30, 2004

Unaudited Condensed Consolidated Statements of Earnings for the three months September 30, 2004 and 2003

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

Critical Accounting Policies and Estimates.

Results of Operations

Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information

Item 6.	Exhibits

Signatures.

IMERGENT, INC.  AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2004	June 30, 2004
Assets

Current assets
Cash	$5,599,609	$4,956,512
Trade receivables, net of allowance for doubtful accounts of $7,565,798 at September 30, 2004 and $5,784,113 at June 30, 2004	15,695,131	12,427,366
Inventories	115,986	71,416
Prepaid expenses and other current assets	1,773,505	1,145,632
Deferred tax assets – current	4,842,408	3,714,732
Credit card reserves	522,671	596,556
Total current assets	28,549,310	22,912,214

Property and equipment, net	524,909	524,427
Goodwill, net	455,177	455,177
Trade receivables, net of allowance for doubtful accounts of $3,909,225 at September 30, 2004 and $3,167,216 at June 30, 2004	7,580,826	6,515,102
Deferred tax assets	7,599,244	9,406,523
Other assets	442,521	612,632

Total Assets	$45,151,987	$40,426,075

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,629,817	$2,849,632
Accrued expenses and other current liabilities	4,295,877	3,367,799
Income taxes payable	320,410	873,235
Deferred revenue	953,795	562,076
Line of credit	3,483,739	1,377,715
Current portion of capital lease obligations	89,846	56,682
Total current liabilities	11,773,484	9,087,139

Capital lease obligations, net of current portion	146,360	201,053
Notes payable	400,000	400,000
Total liabilities	12,319,844	9,688,192

Stockholders’ equity
Capital stock, par value $.001 per share
Preferred stock - authorized 5,000,000 shares; none issued	—	—
Common stock - authorized 100,000,000 shares; issued and outstanding 11,658,437 and 11,536,258 shares, at September 30, 2004 and June 30, 2004, respectively	11,658	11,537
Additional paid-in capital	73,678,902	73,330,600
Deferred compensation	—	(6,112)
Accumulated other comprehensive loss	(4,902)	(4,902)
Accumulated deficit	(40,853,515)	(42,593,240)
Total stockholders’ equity	32,832,143	30,737,883

Total Liabilities and Stockholders’ Equity	$45,151,987	$40,426,075

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings for the

Three Months Ended September 30, 2004 and 2003

	2004	2003

Revenue	$23,708,737	$18,839,683

Cost of revenue	6,575,276	4,361,702

Gross profit	17,133,461	14,477,981

Operating expenses

Research and development	139,464	76,694
Selling and marketing	6,541,423	4,440,984
General and administrative	2,044,489	1,862,392
Bad debt expense	6,398,401	6,220,234
Total operating expenses	15,123,777	12,600,304

Earnings from operations	2,009,684	1,877,677

Other income (expense)
Other income, net	18,726	970
Interest income	786,330	275,244

Interest expense	(16,962)	(1,810)
Total other income, net	788,094	274,404

Earnings before income taxes	2,797,778	2,152,081

Income tax provision	(1,058,053)	—

Net earnings	$1,739,725	$2,152,081

Earnings per share:
Basic	$0.15	$0.19
Diluted	$0.14	$0.18

Weighted average shares outstanding:
Basic	11,580,238	11,152,998
Diluted	12,288,075	11,966,483

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	loss	Equity
Balance July 1, 2004	11,536,258	$11,537	$73,330,600	$(6,112)	$(42,593,240)	$(4,902)	$30,737,883

Amortization of deferred compensation	—	—	—	6,112	—	—	6,112
Expense for options granted to consultants	—	—	22,186	—	—	—	22,186
Common stock issued upon exercise of options and warrants	122,179	121	326,116	—	—	—	326,237
Net earnings	—	—	—	—	1,739,725	—	1,739,725

Balance September 30, 2004	11,658,437	$11,658	$73,678,902	$—	$(40,853,515)	$(4,902)	$32,832,143

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2004 and 2003

Increase (decrease) in cash	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,739,725	$2,152,081
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	54,117	27,423
Amortization of deferred compensation	6,112	3,127
Expense for stock options issued to consultants	22,186	61,774
Provision for bad debts	6,398,401	6,220,234
Changes in assets and liabilities:
Trade receivables	(10,731,890)	(8,199,145)
Inventories	(44,570)	168
Prepaid expenses and other current assets	(627,873)	39,542
Deferred tax assets	679,603	—
Other assets	243,996	(192,628)
Deferred revenue	391,719	(252,205)
Accounts payable - related party	—	(114,925)
Accounts payable, accrued expenses and other liabilities	708,263	373,727
Income taxes payable	(552,825)	—
Net cash provided by (used in) operating activities	(1,713,036)	119,173

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(54,599)	(7,116)
Net cash used in investing activities	(54,599)	(7,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	2,106,024	—
Proceeds from exercise of options and warrants	326,237	118,593
Bank overdraft borrowings	—	(270)
Repayment of capital lease obligations	(21,529)	(9,807)
Repayment of notes payable	—	(96,076)
Net cash provided by financing activities	2,410,732	12,440

NET INCREASE IN CASH	643,097	124,497

CASH AT THE BEGINNING OF THE QUARTER	4,956,512	2,319,618

CASH AT THE END OF THE QUARTER	$5,599,609	$2,444,115

Supplemental disclosures of cash flow information
Cash paid during the quarter for:
Interest	10,385	2,225
Income taxes	$606,997	$—

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 2004 and 2003

(1)           Description of Business

Imergent, Inc. (the “Company”, “Imergent” or “our”), was incorporated as a Nevada corporation on April 13, 1995.  In November 1999, it was reincorporated under the laws of Delaware.  Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc.  Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually.  The Company’s affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants.  The Company’s services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2004.  Operating results for the three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2005 or future periods

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

(b)  Accounts Receivables and Allowances

The Company offers to its customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is retained as short term and long term Accounts Receivable on the Company’s Balance Sheet.

The Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowances represent estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term accounts receivable balances on the consolidated balance sheets, and the associated expense is recorded as a bad debt expense in operating expenses.

EPTAs retained by the Company are charged off against the allowance when the customers involved are no longer making required payments and the EPTAs are determined to be uncollectible.  Interest accrued is discontinued when an EPTA becomes delinquent.

Prior to May 2004, EPTAs sold to third party financial institutions were generally subject to recourse to the purchasing finance company after an EPTA was determined to be uncollectible.  The Company also provides an allowance for EPTAs estimated to be recoursed back to the Company.  Beginning in May 2004, the Company stopped selling EPTAs subject to recourse.

All allowance estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If allowances become inadequate, additional allowances may be required.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such  written off receivables are credited to the allowance for doubtful accounts.

Interest income is derived from the installment contracts. Contracts have an 18% simple interest rate.  Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

(c)  Income Taxes

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

(d)  Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan employee stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.  The Company had options outstanding of 1,304,316 as of September 30, 2004 and 1,231,613 as June 30, 2004, with varying exercise prices between $1.50 and $113.10 per share, and expiration dates between November 23, 2004 and July 2014.

The Company had 175,336 and 631,460 warrants outstanding as of September 30, 2004 and 2003, respectively, with varying strike prices between $.40 and $115.50 per share, and expiration dates between November 23, 2004 and April 9, 2008.

(e)  Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the three months then ended September 30, 2004, and 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation expense has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Three Months Ending September 30,
	2004	2003
Net earnings as reported	$1,739,725	$2,152,081

Add: Stock-based compensation expense included in reported net earnings	22,186	61,774

Deduct: Total stock-based compensation expense for all awards	(119,626)	(156,960)

Net earnings - proforma	$1,642,285	$2,056,895

Net earnings per share as reported:
Basic	$0.15	$0.19
Diluted	$0.14	$0.18

Net earnings per share - proforma:
Basic	$0.14	$0.18
Diluted	$0.13	$0.17

The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options including long-vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. The Company used the historical volatility of common stock, as well as other relevant factors in accordance with SFAS 123, to estimate the expected volatility assumptions.  Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant.  Pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

(f)  Revenue Recognition

On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software (“SOS”).  The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company.  When a customer purchases a SOS license at one of the

Company’s Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow access to the Company’s website where all the necessary tools are located to complete the construction of the customer’s website.  When completed, the website can be hosted with the Company or any other provider of such services.  If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting.  This fee is deferred at the time it is paid and recognized during the subsequent 12 months.  A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires.  The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA).  The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment.  EPTAs were either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company’s books as a receivable.  Beginning in May 2004, the Company no longer sells EPTAs with any recourse provisions.

The EPTAs have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all years presented.

The American Institute of Certified Public Accountants Statement of Position 97-2 (“SOP 97-2”) states that revenue from the sale of software should be recognized when the following four specific criteria are met:  1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable.  All of these criteria are met when a customer purchases the SOS product and the three-day rescission period expires.  The customer signs one of the Company’s order forms and a receipt acknowledging receipt and acceptance of the product.  As is noted on the order and acceptance forms the customer has three days to rescind the order.  Once the rescission period expires, all sales are final and all fees are fixed and determinable.

The Company also offers its customers, through telemarketing sales following a workshop, certain products intended to assist the customer in being successful with their business.  These products include a live chat capability for the customer’s own website and web traffic building services.  Revenues from these products are recognized when delivery of the product has occurred.  The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

(g)  Use of Estimates

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $11,475,023 as of September 30, 2004 and $8,951,329 as of June 30, 2004.  In addition, the Company has recorded a liability of $411,392 as of September 30, 2004 and $471,776 as of June 30, 2004, for estimated credit card charge-backs and customer returns within accrued liabilities.

(h)  Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response marketing to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2004, and 2003 were approximately $3.0 million, $2.1 million, respectively.  As of September  30, 2004 the Company recorded $1,143,101 of direct response advertising related to future workshops as a prepaid expense as compared to $767,935 as of  June 30, 2004.

(i)  Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(3)           Selling of Accounts Receivable With Recourse – Direct Guarantee

The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The Company has guaranteed contracts sold to some of its finance companies in connection with certain sales of the EPTAs.  The Company allocates the total proceeds received in these transactions between sales and the estimated loss under the guarantees at their inception.  At September  30, 2004, these contracts had an aggregate principal amount of approximately $2.4 million and an average remaining term of approximately two years or less.  Should the customers fail to pay amounts required under these contracts, the maximum future payments the Company could be required to make under the guarantees is approximately 80% of the outstanding aggregate principal balance of the contracts.   The Company has recognized a liability of $412,116 at September 30, 2004 for the estimated liability under the guarantees.  Beginning in May 2004 the Company stopped selling EPTAs with recourse or any guarantee.

(4)           Foreign Currency Contracts

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the  effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of September 30, 2004.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the quarter ended September 30, 2004, we recognized approximately $30,000 in related losses on foreign currency exchange options.  The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

(5)           Line of Credit

In August 2004 the Company entered into a two year, $5.0 million line of credit with Bank One.  The new line of credit replaced the Company’s previous $3.0 million credit facility with Zions First National Bank.  The agreement allows the Company to borrow up to $5.0 million at LIBOR plus 2 percent.  At September 30, 2004 the Company had drawn $3,483,739 on the line of credit.  The assets of the Company secure the line of credit.  The line of credit requires the Company to maintain certain financial ratios.  At September 30, 2004 the Company was in compliance with the bank covenants.

(6)           Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended September 30, 2003 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”) and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized reflects the utilization of the deferred tax assets recognized as of March 31, 2004.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

(7)           Per Share Data

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The following table sets forth the computation of basic and diluted earnings per share for each of the three month periods ended September 30:

	2004	2003
Numerator:
Net earnings	$1,739,725	$2,152,081

Denominator:
Weighted average shares outstanding
Basic	11,580,238	11,152,998
Employee stock options and other	707,837	813,485

Diluted	12,288,075	11,966,483

Earnings per common share
Basic	$0.15	$0.19
Diluted	$0.14	$0.18

(8)           Stockholders’ Equity

During the three months ended September 30, 2004 the Company issued 122,179 shares of common stock, upon the exercise of options for $326,237.

During the three months ended September 30, 2004 the Company recorded an expense totaling $22,186 related to options granted to consultants that became exercisable during the period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2004, filed on September 10, 2004, under the heading Information Regarding Forward-Looking Statements and elsewhere.  Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated  financial statements and related notes included elsewhere in this document.

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

Certain prior period amounts have been reclassified to conform to current year presentation.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial statements and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.  There are currently five members of the Board of Directors, three of whom make up the Audit Committee.  The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an “audit committee financial expert” as defined under the rules adopted by the SEC.

A summary of our significant accounting policies is set out in Note 2 to our Consolidated Financial Statements as found in our Form 10-K for the year ended June 30, 2004.  We believe the critical accounting policies described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

Revenue Recognition

On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software (“SOS”).  The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company.  When a customer purchases a SOS license at one of the Company’s Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow immediate access to the Company’s website where all the necessary software programs and tools are located to complete the construction of the customer’s website.  When completed, the website can be hosted with the Company or any other provider of such services.  If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting.  This fee is deferred at the time it is paid and recognized during the subsequent 12 months.  A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires.  The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA).  The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment.  EPTAs were either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company’s books as a receivable.  Beginning in May 2004 the Company stopped selling EPTA’s with any recourse provisions.

The EPTAs generally have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our five-year history of extending EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and any rescission period lapses.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all periods presented.

The American Institute of Certified Public Accountants Statement of Position 97-2 (“SOP 97-2”) states that revenue from the sale of software should be recognized when the following four specific criteria are met:  1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed and determinable and 4) collectibility is probable.  All of these criteria are met when a customer purchases the SOS product and the three-day rescission period expires.  The customer signs one of the Company’s order forms, and a receipt acknowledging receipt and acceptance of the product.  As is noted on the order and acceptance forms the customer has three days to rescind the order.  Once the rescission period expires, all sales are final and all fees are fixed and determinable.

The Company also offers its customers, through telemarketing sales following the workshop, certain products intended to assist the customer in being successful with their business.  These products include a live chat capability for the customer’s own website and web traffic building services.  Revenues from these products are recognized when delivery of the product has occurred.  The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $11.5 million and $9.0 million as of September 30, 2004 and June 30, 2004, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”).  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains.  Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

Revenue

Our fiscal year ends on June 30 of each year.  Revenues for the three-month period ended September 30, 2004 increased to $23,708,737 from $18,839,683 in the three-month period ended September 30, 2003, an increase of 26%. Revenues generated at our Internet training workshops for the periods in both fiscal years were from the sale of the SOS product as described in Critical Accounting Policies and Estimates above.  Revenues also include fees charged to attend the workshop, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces.  We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2004.  The Internet environment continues to evolve, and we intend to offer future customers new products as they are developed.  We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

The increase in revenues from our first fiscal quarter ended September 30, 2004 compared to the three-month period ended September 30, 2003 can be attributed to various factors. There was an increase in the number of Internet training workshops conducted during the current fiscal quarter. The number increased to 169 (including 29 that were held outside the United States of America) for the first quarter of the current fiscal year (“FY 2005”) from 118 (none were held outside the United States of America) in the first quarter of FY 2004. The average number of “buying units” in attendance at our workshops during the period decreased to 80 from 92 in the comparable period in the prior fiscal year.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone that single person also counts as one buying unit.  Approximately 33% of the buying units made a purchase at the workshops in the first quarter of FY 2005 compared to 37% in the first quarter of FY 2004.  The average revenue per workshop purchase increased to $4,467 during the first quarter of FY 2005 compared to $4,231 during the comparable quarter of the prior fiscal year.  We will seek to increase the number of workshops held in the future including English speaking countries outside of the United States of America.

Gross Profit

Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct Internet training workshops, to program customer storefronts, to provide customer technical support and the cost of tangible products sold.  Gross profit for the three-month ended September 30, 2004 increased to $17,133,461 from $14,477,981 for the same three-month period in the prior year.  The increase in gross profit primarily reflects the increased revenue during the period.

Gross profit as a percent of revenue for quarter ended September 30, 2004 decreased to 72% compared to 77% for the quarter ended September 31, 2003 primarily as a result of additional personnel costs on our workshop teams related to the anticipated increase in workshop teams from four to five.  The fifth workshop team was hired and trained during the quarter ended September 30, 2004 and was deployed on November 1, 2004.

Research and Development

Research and development expenses consist primarily of payroll and related expenses.  Research and development expenses in the current fiscal quarter were $139,464 compared to $76,694 in the quarter ended

September 30, 2003.  In both periods these expenses consisted of work on the StoresOnline, version 4, product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.   Additionally, during the current fiscal quarter, research and development expenses included payroll and consulting expenses incurred in the pursuit of partnership relationships for the distribution of SOS.

We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities.  Selling and marketing expenses for the quarter ended September 30, 2004 increased to $6,541,423 from $4,440,984 in the quarter ended September 30, 2003.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees.  Advertising expenses for the three-month period ended September 30, 2004 were approximately $3.0 million compared to approximately $2.1 million in the three-month period ended September 30, 2003.  Selling and marketing expenses as a percentage of sales were 28% of revenues for the first quarter of FY 2005 compared to 24% in the first quarter of FY 2004.  The increase in selling and marketing expenses as a percentage of sales in the current period compared to the prior period relates primarily to sales and marketing expenses incurred to test markets in non-English speaking countries in Europe and Asia.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

General and administrative expenses for the three-month period ended September 30, 2004 increased to $2,044,489 from $1,862,392 in the comparable period of the previous fiscal year.  This increase is attributable to increases in salaries and fringe benefits and accounting services needed to support the general growth in the operations of the Company.  This increase was partially offset by a reduction in finance company discounts.  Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment.  Some of these contracts have historically been sold to finance companies at a discount, which generally ranged between 15% and 25% depending upon the credit worthiness of our customer.  Additionally, we outsource the servicing of these 24-month installment contracts for a fee, generally seven to ten percent of cash collected.  The finance company discounts decreased during the current period compared to the same quarter last year due to the fact that the Company no longer sells these contracts due to the liquidity arising from the line of credit that was obtained during calendar 2004.

General and administrative expenses as a percentage of revenues decreased during the quarter ended September 30, 2004 to 9% from 10% in the same quarter of the prior fiscal year.  We anticipate that general and administrative expenses will increase in future years as our business grows.

Bad Debt Expense

Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us.  We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months.  We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of from 5% to 10% of the purchase price.  We out-source the collection activity of these installment contracts.  Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products.  Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

Bad debt expense was $6,398,401 in the first quarter of FY 2005 compared to $6,220,234 in the comparable period of the prior fiscal year.  This increase is due primarily to an increase in the number of installment contracts entered into as a result of the increase in revenue.  We have begun to have access to much more detailed information from the finance companies that service the installment contracts, and we have also had more historical data with which to estimate the appropriate bad debt reserve.

Bad debt expense as a percentage of revenue decreased during the quarter ended September 30, 2004 to 27% compared to 33% in the same quarter of the prior fiscal year.  We believe that bad debt expense in future years will gradually decline as a percentage of revenues due to our continued gradual improvement in collection history.  We believe the allowance for doubtful accounts of approximately $11.5 million at September 30, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of September 30, 2004.

During the first quarter of FY 2005 workshop sales financed by installment contracts were approximately $12.6 million compared to approximately $10.5 million in the first quarter of the prior fiscal year.  As a percentage of workshop sales, installment contracts were 63% in the first quarter of FY 2005 compared to 61% in the first quarter of FY 2004. The table below shows the activity in our total allowance for doubtful accounts during the three-month period ended September 30, 2004:

Allowance balance June 30, 2004	$8,951,329

Plus provision for doubtful accounts	6,398,401

Less accounts written off	(4,489,179)

Plus collections on accounts previously written off	614,472

Allowance balance September 30, 2004	$11,475,023

Interest Income

Interest income is derived from the installment contracts carried by the Company.  Our contracts have an 18% simple interest rate and interest income for the three-month period ended September 30, 2004 was $786,330 compared to $275,244 in the comparable period of the prior fiscal year.  The increase is primarily attributable to the increase in installment contracts receivable compared to the prior fiscal year.  As our cash position has strengthened we have been able to carry more installment contracts rather than selling them at a discount to finance companies.  Consequently, interest income has increased and administrative expenses have decreased as a percentage of revenue.  The discount expenses incurred upon sale of the installment contracts are included in administrative expenses, as discussed above.

Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended September 30, 2003 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”)and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized reflects the utilization of the deferred tax assets recognized as of March 31, 2004.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

LIQUIDITY AND CAPITAL RESOURCES

At the close of the quarter ended September 30, 2004, we had working capital of $16,775,826 compared to $13,825,075 at June 30, 2004.  Our shareholders equity was $32,832,143 at September 30, 2004 compared to $30,737,883 at June 30, 2004.  We generated revenues of  $23,708,737 for the three-month period ended September 30, 2004 compared to $18,839,683 for the comparable period of the prior fiscal year.  For the quarter ended September 30, 2004 we generated earnings before income taxes of $2,797,778 compared to $2,152,081 for the quarter ended September 30, 2003.

Trade Receivables

Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $15,695,131 at September 30, 2004 compared to $12,427,366 at June 30, 2004.  Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $7,580,826 at September 30, 2004 compared to $6,515,102 at June 30, 2004.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables.

Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of these installment contracts to third party financial institutions for cash.  Historically we sold these installment contracts to three separate financial institutions with different recourse rights.  When contracts were sold the discount varied between 15% and 25% depending on the credit quality of the customer involved.  Beginning in May 2004, we stopped selling installment contracts with any recourse provisions.  During FY 2004 our cash position was strong enough to retain some of the contracts we otherwise would have sold.  Contracts with customers whose credit rating would have allowed us to sell them and having an original principal balance of approximately $5,359,598 were retained by the Company. The savings in discount by not selling the contracts was approximately $1,071,920.  We expect to retain additional contracts in the future.

Financing Arrangements

We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract.  As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash.    See “Liquidity and Capital Resources – Trade Receivable,” for further information.

Additional Sources of Liquidity

In April 2004, we entered into a $3 million revolving loan agreement with Zions First National Bank.  The agreement allowed us to borrow up to 80% of qualifying receivables up to $3 million at prime plus 3% for a term of three years.  We entered into the revolving loan agreement to provide additional liquidity so that we would not be required to sell all of our installment contracts to third party financial institutions at the discounts described above.

In August 2004, we entered into a $5 million line of credit agreement with Bank One and closed the revolving loan agreement with Zions First National Bank.  The agreement with Bank One allows us to borrow funds for a term of two years at LIBOR plus 2%.  The Bank One agreement provides additional liquidity at more favorable terms than the Zions First National Bank agreement and will be used for the same purposes described above.

Cash

At September 30, 2004, we had $5.6 million cash on hand compared to $5.0 million at June 30, 2004.  Cash used in operating activities was $1.7 million for the quarter ended September 30, 2004.  Net cash used in operations was mainly the result of the increase in trade receivables due to the fact that we stopped selling our receivables at significant discounts with recourse. The increase in trade receivables also occurred because our increase in revenues generated additional installment contracts.  Cash provided by financing activities was primarily generated from borrowings under line of credit agreements.  We borrow amounts under the line of credit equal to estimated proceeds we would have received had we sold our installment contracts.  Cash provided by financing activities was also the result of proceeds received from the exercise of common stock options and warrants.

Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2004, totaled $2,629,817, compared to $2,849,632 at June 30, 2004. Our accounts payable as of September 30, 2004 were generally within our vendor’s terms of payment.  Accrued expenses and other current liabilities at September 30, 2004, totaled $4,295,877, compared to $3,367,799 at June 30, 2004.

Stockholders’ Equity

Stockholders’ equity at September 30, 2004 was $32,832,143 compared to $30,737,883 at June 30, 2004.  The increase was mainly due to profitable operations for the first fiscal quarter.  Net earnings during the quarter were $1,739,725.

Impact of Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of September 30, 2004 we had outstanding $4.0 million of extended payment term arrangements denominated in foreign currencies with maturity dates between 2004 and 2006.  These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income (expense).  During the quarter ended September 30, 2004 we recognized approximately $48,000 in related foreign exchange gains.

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the  effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of September 30, 2004.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the quarter ended September 30, 2004, we recognized approximately $30,000 in related losses on foreign currency exchange options.

The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our  disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  There were  no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None

Item 5.                    Other Information

None

Item 6.                                                           Exhibits.

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

Imergent, Inc.

November 3, 2004	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

November 3, 2004	By:	/s/ Robert Lewis
Robert Lewis
Chief Financial Officer