Form 10-Q
period 2004-12-31
IMERGENT INC
filed 2005-01-28
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to         .

Commission file number 000-27941

Imergent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

754 E. Technology Avenue Orem, Utah	84097
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2004 was 11,707,662.

When we refer in this Form 10-Q to “Imergent,” the “Company,” “we,” “our,” and “us,” we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

IMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets

Current assets
Cash	$7,222,242	$4,956,512
Trade receivables, net of allowance for doubtful accounts of $9,386,956 at December 31, 2004 and $5,784,113 at June 30, 2004	17,297,007	12,427,366
Inventories	162,779	71,416
Prepaid expenses and other current assets	1,329,069	1,145,632
Deferred tax assets – current	6,223,294	3,714,732
Credit card reserves	287,388	596,556
Total current assets	32,521,779	22,912,214

Property and equipment, net	499,324	524,427
Goodwill, net	455,177	455,177
Trade receivables, net of allowance for doubtful accounts of $5,578,609 at December 31, 2004 and $3,167,216 at June 30, 2004	9,238,249	6,515,102
Deferred tax assets	6,570,625	9,406,523
Other assets	349,225	612,632
Total Assets	$49,634,379	$40,426,075

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,693,906	$2,849,632
Accrued expenses and other current liabilities	5,403,845	3,367,799
Income taxes payable	1,994,599	873,235
Deferred revenue	937,008	562,076
Line of credit	2,999,739	1,377,715
Current portion of capital lease obligations	83,004	56,682
Total current liabilities	13,112,101	9,087,139

Capital lease obligations, net of current portion	124,365	201,053
Notes payable	400,000	400,000
Total liabilities	13,636,466	9,688,192

Stockholders’ equity
Capital stock, par value $.001 per share
Preferred stock - authorized 5,000,000 shares; none issued	—	—
Common stock - authorized 100,000,000 shares; issued and outstanding 11,707,662 and 11,536,258 shares, at December 31, 2004 and June 30, 2004, respectively	11,708	11,537
Additional paid-in capital	73,792,652	73,330,600
Deferred compensation	—	(6,112)
Accumulated other comprehensive loss	(4,902)	(4,902)
Accumulated deficit	(37,801,545)	(42,593,240)
Total stockholders’ equity	35,997,913	30,737,883
Total Liabilities and Stockholders’ Equity	$49,634,379	$40,426,075

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings for the
Three Months and the Six Months Ended December 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenue	$31,393,754	$17,655,914	$55,102,491	$36,495,597

Cost of revenue	8,440,067	4,545,780	15,105,788	8,907,482

Gross profit	22,953,687	13,110,134	39,996,703	27,588,115

Operating expenses

Research and development	180,935	86,036	320,399	162,729
Selling and marketing	8,115,775	4,533,148	14,566,754	8,974,132
General and administrative	2,192,035	2,281,438	4,236,524	4,143,830
Bad debt expense	8,518,046	5,142,851	14,916,448	11,363,085
Total operating expenses	19,006,791	12,043,473	34,040,125	24,643,776

Earnings from operations	3,946,896	1,066,661	5,956,578	2,944,339

Other income (expense)
Other income, net	121,753	42,318	140,479	43,288
Interest income	869,630	366,513	1,655,960	641,756
Interest expense	(38,784)	(9,755)	(55,746)	(11,565)
Total other income, net	952,599	399,076	1,740,693	673,479

Earnings before income taxes	4,899,495	1,465,737	7,697,271	3,617,818

Income tax provision	(1,847,522)	—	(2,905,576)	—

Net earnings	$3,051,973	$1,465,737	$4,791,695	$3,617,818

Earnings per share:
Basic	$0.26	$0.13	$0.41	$0.32
Diluted	$0.24	$0.12	$0.38	$0.30

Weighted average shares outstanding:
Basic	11,673,170	11,306,384	11,626,704	11,228,705
Diluted	12,650,277	12,275,356	12,603,810	12,189,052

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended December 31, 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	loss	Equity
Balance July 1, 2004	11,536,258	$11,537	$73,330,600	$(6,112)	$(42,593,240)	$(4,902)	$30,737,883

Amortization of deferred compensation	—	—	—	6,112	—	—	6,112
Expense for options granted to consultants	—	—	44,372	—	—	—	44,372
Common stock issued upon exercise of options and warrants	171,404	171	417,680	—	—	—	417,851
Net earnings	—	—	—	—	4,791,695	—	4,791,695
Balance December 31, 2004	11,707,662	$11,708	$73,792,652	—	$(37,801,545)	$(4,902)	$35,997,913

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2004 and 2003

Increase (decrease) in cash	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,791,695	$3,617,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,432	51,871
Amortization of deferred compensation	6,112	6,255
Expense for stock options issued to consultants	44,372	193,335
Loss on disposition of assets	16,568	—
Provision for bad debts	14,916,448	11,363,085
Changes in assets and liabilities:
Trade receivables	(22,509,236)	(14,451,624)
Inventories	(91,363)	(24,872)
Prepaid expenses and other current assets	(183,437)	161,842
Deferred tax assets	327,336	—
Other assets	572,575	(401,488)
Deferred revenue	374,932	(479,477)
Accounts payable, accrued expenses and other liabilities	880,320	330,756
Income taxes payable	1,121,364	—
Net cash provided by operating activities	326,118	367,501

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(49,897)	(14,424)
Net cash used in investing activities	(49,897)	(14,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	1,622,024	—
Proceeds from exercise of options and warrants	417,851	200,316
Repayment of capital lease obligations	(50,366)	(15,365)
Repayment of notes payable	—	(157,063)
Net cash provided by financing activities	1,989,509	27,888

NET INCREASE IN CASH	2,265,730	380,965

CASH AT THE BEGINNING OF THE QUARTER	4,956,512	2,319,618
CASH AT THE END OF THE QUARTER	$7,222,242	$2,700,583

Schedule of noncash activities
Common stock issued for outstanding liabilities	$—	$61,282

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$43,768	$—
Income taxes	$1,058,500	$—

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2004 and 2003

(1)                                 Description of Business

Imergent, Inc. (the “Company”, “Imergent”, “we” or “our”), was incorporated as a Nevada corporation on April 13, 1995.  In November 1999, it was reincorporated under the laws of Delaware.  Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc.  Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to nearly 150,000 small businesses and entrepreneurs annually.  The Company’s affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants.  The Company’s services also help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2004.  Operating results for the three and  six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2005 or future periods

Certain non-material reclassifications have been made to prior period amounts to conform to current period presentation.

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

(b)                       Accounts Receivables and Allowances

The Company offers to its customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is retained as short-term and long-term Accounts Receivable on the Company’s Balance Sheets.

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

Prior to May 2004, EPTAs sold to third party financial institutions were generally subject to recourse to the purchasing finance company after an EPTA was determined to be uncollectible.  The Company also provided an allowance for EPTAs estimated to be recoursed back to the Company.  Beginning in May 2004, the Company stopped selling EPTAs subject to recourse.

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

(d)                       Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan employee stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.  The Company had options outstanding of 1,265,252 as of December 31, 2004 and 1,231,613 as June 30, 2004, with varying exercise prices between $1.50 and $107.50 per share, and expiration dates between July 1, 2005 and July 2014.

The Company had 188,834 warrants outstanding as of December 31, 2004 and 325,336 warrants outstanding as of June 30, 2004 with varying strike prices between $.40 and $115.50 per share, and expiration dates between July 1, 2005 and April 9, 2008.

(e)                        Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the three months ended December 31, 2004, and 2003.  Issued in December 2002, SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation expense has been recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net earnings as reported	$3,051,973	$1,465,737	$4,791,695	$3,617,818
Add: Stock-based compensation expense included in reported net earnings	22,186	11,278	44,372	254,607
Deduct: Total stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(158,740)	(156,960)	(278,366)	(495,475)
Net earnings - pro forma	$2,915,419	$1,320,055	$4,557,701	$3,376,950

Net earnings per share as reported:
Basic	$0.26	$0.13	$0.41	$0.32
Diluted	$0.24	$0.12	$0.38	$0.30

Net earnings per share - pro forma:
Basic	$0.25	$0.12	$0.39	$0.30
Diluted	$0.23	$0.11	$0.36	$0.28

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

(g)                       Revenue Recognition

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

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires.  The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA).  The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment.  EPTAs were either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company’s books as a receivable.  Beginning in May 2004, the Company stopped selling EPTAs with recourse.

The EPTAs have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our six-year history of extending EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all years presented.

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

The Company also offers its customers, through telemarketing sales following a workshop, certain products intended to assist the customer in being successful with their business.  These products include legal and tax advice a live chat capability for the customer’s own website and web traffic building services.  Revenues from these products are recognized when delivery of the product has occurred.  The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

During fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.  Revenues from the sale of these workshops are recognized when the workshops occur.

(h)        Use of Estimates

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $14,965,565 as of December 31, 2004 and $8,951,329 as of June 30, 2004.  In addition, the Company has recorded a liability of $403,135 as of December 31, 2004 and $471,776 as of June 30, 2004, for estimated credit card charge-backs and customer returns within accrued liabilities.

(i)                           Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response marketing to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the six months ended December 31, 2004 and 2003 were approximately $6.9 million and $4.2 million respectively, and for the three months ended December 31, 2004 and 2003 were approximately $3.9 million and $2.1 million, respectively.  As of December 31, 2004 the Company recorded $662,461 of direct response advertising related to future workshops as a prepaid expense as compared to $767,935 as of June 30, 2004.

(j)         Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

(3)                                 Selling of Accounts Receivable With Recourse – Direct Guarantee

The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The Company has guaranteed contracts sold to some of its finance companies in connection with certain sales of the EPTAs.  The Company allocates the total proceeds received in these transactions between sales and the estimated loss under the guarantees at their inception.  At December 31, 2004, these contracts had an aggregate principal amount of approximately $1.5 million and an average remaining term of approximately eighteen months or less.  Should the customers fail to pay amounts required under these contracts, the maximum future payments the Company could be required to make under the guarantees is approximately 80% of the outstanding aggregate principal balance of the contracts.   The Company has recognized a liability of $259,302 at December 31, 2004 for the estimated liability under the guarantees.  Beginning in May 2004 the Company stopped selling EPTAs with recourse or guarantees.

(4)                                 Foreign Currency Contracts

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of December 31, 2004.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the three and six months ended December 31, 2004, we recognized approximately $129,000 and $159,000, respectively in related losses on foreign currency exchange options.  The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

(5)                                 Line of Credit

In August 2004 the Company entered into a two year, $5.0 million line of credit agreement with JPMorgan Chase & Co..  The new line of credit replaced the Company’s previous $3.0 million credit facility with Zions First National Bank.  The agreement allows the Company to borrow up to $5.0 million for a term of two years at LIBOR plus 2 percent.  At December 31, 2004 the Company had drawn $2,999,739 on the line of credit.  The assets of the Company secure the line of credit.  The line of credit requires the Company to maintain certain financial ratios.  At December 31, 2004 the Company was in compliance with the bank covenants.

(6)                                 Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the three and six months ended December 31, 2003 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”) and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized reflects the utilization of the deferred tax assets recognized as of March 31, 2004.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

(7)                                 Per Share Data

Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The following table sets forth the computation of basic and diluted earnings per share for each of the three and six month periods ending December 31:

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December31, 2004	December 31, 2003
Net earnings as reported	$3,051,973	$1,465,737	$4,791,695	$3,617,818
Denominator:
Weighted average shares outstanding
Basic	11,673,170	11,306,384	11,626,704	11,228,705
Employee stock options and other	977,107	968,972	977,106	960,347

Diluted	12,650,277	12,275,356	12,603,810	12,189,052

Earnings per common share
Basic	$0.26	$0.13	$0.41	$0.32
Diluted	$0.24	$0.12	$0.38	$0.30

(8)                                 Stockholders’ Equity

During the six months ended December 31, 2004 the Company issued 171,404 shares of common stock, upon the exercise of options and warrants for $417,851.

During the six months ended December 31, 2004 the Company recorded an expense totaling $44,372 related to options granted to consultants that became exercisable during the period.

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

GENERAL

Fluctuations in Quarterly Results and Seasonality

In view of the rapidly evolving nature of our business and the market we serve, we believe that period to period comparisons of our operating results, including our gross profit and operating expenses as a percentage of revenues and cash flow, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We historically have experienced seasonality in our business. Our fiscal year ends each June 30.   Revenues from our core business during the first and second fiscal quarters historically have tended to be lower than revenues in our third and fourth quarters.  We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by holding multiple workshops in foreign markets that were originally scheduled for our fiscal third quarter.

Reclassifications

Certain non-material prior period amounts have been reclassified to conform to current year presentation.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.  There are currently five members of the Board of Directors, three of whom make up the Audit Committee.  The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an “audit committee financial expert” as defined under the rules adopted by the SEC.

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

The revenue from the sale of the SOS license is recognized when the product is delivered to the customer and the three-day rescission period expires.  The Company accepts cash and credit cards as methods of payment and the Company offers 24-month installment contracts to customers who prefer an Extended Payment Term Arrangement (EPTA).  The Company offers these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give permission for the Company to independently check their credit and are willing to make an appropriate down payment.  EPTAs were either sold to third party financial institutions, generally with recourse, for cash on a discounted basis, or carried on the Company’s books as a receivable.  Beginning in May 2004 the Company stopped selling EPTA’s with recourse.

The EPTAs generally have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our six-year history of extending EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and any rescission period lapses.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all periods presented.

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

The Company also offers its customers, through telemarketing sales following the workshop, certain products intended to assist the customer in being successful with their business.  These products include legal and tax advice, a live chat capability for the customer’s own website, and web traffic building services.  Revenues from these products are recognized when delivery of the product has occurred.  The Company receives a commission and recognizes this revenue net of the selling and marketing costs.

During fiscal 2005 the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.  Revenues from the sale of these workshops are recognized when the workshops are held.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term accounts receivable balances on our consolidated balance sheets, totaled approximately $15.0 million and $9.0 million as of December 31, 2004 and June 30, 2004, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

At June 30, 2003 we had recognized a tax valuation allowance of approximately $19.3 million against our deferred tax assets.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”).  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains.  Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Six-month period ended December 31, 2004 compared to the six-month period ended December 31, 2003.

Revenue

Our fiscal year ends on June 30 of each year.  We historically have experienced seasonality in our business. Revenues from our core business during the first and second fiscal quarters historically have tended to be lower than revenues in our third and fourth quarters.  We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by holding multiple workshops in foreign markets that were originally scheduled for our fiscal third quarter.  As a result, revenues for the six-month period ended December 31, 2004 increased to $55,102,491 from $36,495,597 in the six-month period ended December 31, 2003, an increase of 51%. Revenues generated at our internet training workshops for the periods in both fiscal years were from the sale of the SOS and other products as described in Critical Accounting Policies and Estimates above.  Revenues also include fees charged to attend workshops, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces.  We expect future operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2004.  The internet environment continues to evolve, and we intend to offer future customers new products as they are developed.  We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their Internet-related businesses.

The increase in revenues during the six months ended December 31, 2004 compared to the six-month period ended December 31, 2003 can be attributed to various factors. There was an increase in the number of internet training workshops conducted during the current fiscal quarter. The number increased to 346 (including 80 that were held outside the United States of America) for the first half of the current fiscal year (“FY 2005”) from 234 (13 of which were held outside the United States of America) in the first half of fiscal year 2004 (“FY 2004.”) The average number of “buying units” in attendance at our workshops was 88 during the first two quarters of FY 2005 compared to 94 during the comparable period in the prior fiscal year.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone that single person also counts as one buying unit.  Approximately 32% of the buying units made a purchase at the workshops in the first half of FY 2005 compared to 35% in the first half of FY 2004.  The average revenue per workshop purchase increased to $4,773 during the first two quarters of FY 2005 compared to $4,162 during the comparable period of the prior fiscal year.  The increase in average revenue per workshop purchase is attributable to the introduction of additional products that were sold at the workshop.  We will seek to increase the number of workshops held in the future including English-speaking countries outside of the United States of America.

Gross Profit

Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct internet and on-line auction training workshops, to program customer storefronts and the cost of tangible products sold.  Gross profit for the six-months ended December 31, 2004 increased to $39,996,703 from $27,588,115 for the same six-month period in the prior year.  The increase in gross profit primarily reflects the increased revenue during the period.  Gross profit as a percent of revenue for six months ended December 31, 2004 was 73% compared to 76% for the six months ended December 31, 2003.  The decrease in gross profit as a percentage of revenue is primarily the result of additional personnel costs on our workshop teams related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004.

Research and Development

Research and development expenses consist primarily of payroll and related expenses.  Research and development expenses during the first two quarters of fiscal 2005 were $320,399 compared to $162,729 during the first two quarters of fiscal 2004.  In both periods these expenses consisted of work on the StoresOnline product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.   Additionally, during the current fiscal period, research and development expenses included payroll and consulting expenses incurred in the pursuit of partnership relationships for the distribution of SOS.

We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for marketing our StoresOnline product and related internet training workshops, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities.  Selling and marketing expenses for the six months ended December 31, 2004 increased to $14,566,754 from $8,974,132 in the six months ended December 31, 2003.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees.  Advertising expenses for the six months ended December 31, 2004 were approximately $6.9 million compared to approximately $4.2 million in the six months ended December 31, 2003.  Selling and marketing expenses as a percentage of sales were 26% of revenues for the first half of FY 2005 compared to 25% for the first half of FY 2004.  The increase in selling and marketing expenses as a percentage of sales in the current period relates primarily to sales and marketing expenses incurred to test markets in non-English speaking countries in Europe and Asia.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

General and administrative expenses for the six months ended December 31, 2004 increased to $4,236,524 from $4,143,830 in the comparable period of the previous fiscal year.  This increase is primarily attributable to increases in salaries and fringe benefits resulting from the hiring of additional personnel to support our increased business activity.  These increases were partially offset by reductions in legal fees and administrative expenses resulting from settlements the Company entered into in the previous fiscal year.   Additionally, outside accounting and other professional fees decreased from the prior year due to studies that were performed in the prior year related to our Net Operating Loss Carryforwards.  Finance company discounts remained relatively consistent with the prior year despite the growth in operations of the Company due to improved rates that have recently been negotiated with our finance companies.  Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment.  Some of these contracts have historically been sold to finance companies at a discount, which generally ranged between 15% and 25% depending upon the credit worthiness of our customer.  Additionally, these contracts were historically sold with recourse.  Losses incurred from the recourse provisions are also included in finance company discounts.  The discounts at which we now sell these receivables range from 7% to 15% depending upon the credit worthiness of the customer.  Also, the Company did not sell any contracts with recourse during the current six month period.  Additionally, we outsource the servicing of these 24-month installment contracts for a fee, generally seven to ten percent of cash collected.  The finance company discounts remained relatively consistent with the prior year despite the growth in operations due to improved rates that have recently been negotiated with our finance companies.

General and administrative expenses as a percentage of revenues decreased during the six months ended December 31, 2004 to 8% from 11% in the same period of the prior fiscal year.  We anticipate that general and administrative expenses will increase in future years as our business grows.

Bad Debt Expense

Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us.  We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months.  We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of at least 5% of the purchase price.  We outsource the collection activity of these installment contracts.  Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products.  Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

Bad debt expense was $14,916,448 in the first half of FY 2005 compared to $11,363,085 in the comparable period of the prior fiscal year.  This increase is due primarily to an increase in the number of installment contracts entered into as a result of the increase in revenue.

Bad debt expense as a percentage of revenue was 27% during the six months ended December 31, 2004 compared to 31% for the six months ended December 31, 2003.  The decrease in bad debt expense as a percentage of revenue is attributable to improved collection results.  We believe that bad debt expense in future years will gradually decline as a percentage of revenues due to our continued gradual improvement in collection history.  We believe the allowance for doubtful accounts of approximately $15.0 million at December 31, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of December 31, 2004.

During the first half of FY 2005, workshop sales financed by installment contracts were approximately $27.7 million compared to approximately $19.4 million in the first half of the prior fiscal year.  As a percentage of workshop sales, installment contracts were 58% in the first two quarters of FY 2005 compared to 60% in the first two quarters of FY 2004. The table below shows the activity in our total allowance for doubtful accounts during the six-month period ended December 31, 2004:

Allowance balance June 30, 2004	$8,951,329

Plus provision for doubtful accounts	14,916,448

Less accounts written off	(9,666,763)

Plus collections on accounts previously written off	764,551

Allowance balance December 31, 2004	$14,965,565

Interest Income

Interest income is derived from the installment contracts carried by the Company.  Our contracts have an 18% simple interest rate and interest income for the six months ended December 31, 2004 was $1,655,960 compared to $641,756 in the comparable period of the prior fiscal year.  The increase is primarily attributable to the increase in installment contracts receivable compared to the prior fiscal year.  As our cash position has strengthened we have been able to carry more installment contracts rather than selling them at a discount to finance companies.  Consequently, interest income has increased.

Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended December 31, 2003 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”)and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized reflects the utilization of the deferred tax assets recognized as of March 31, 2004.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

Three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003.

Revenue

Our fiscal year ends on June 30 of each year.  We historically have experienced seasonality in our business. Revenues from our core business during the first and second fiscal quarters historically have tended to be lower than revenues in our third and fourth quarters.  We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by holding multiple workshops in foreign markets that were originally scheduled for our fiscal third quarter.  As a result, revenues for the three-month period ended December 31, 2004 increased to $31,393,754 from $17,655,914 in the three-month period ended December 31, 2003, an increase of 78%. Revenues generated at our internet training workshops for the periods in both fiscal years were from the sale of the SOS and other products as described in Critical Accounting Policies and Estimates above.  Revenues also include fees charged to attend workshops, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces.  We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2004.  The internet environment continues to evolve, and we intend to offer future customers new products as they are developed.  We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products intended to assist our customers achieve success with their internet-related businesses.

The increase in revenues from our fiscal quarter ended December 31, 2004 compared to the three-month period ended December 31, 2003 can be attributed to various factors. There was an increase in the number of internet training workshops conducted during the current fiscal quarter. The number increased to 177 (including 51 that were held outside the United States of America) for the second quarter of the current fiscal year from 116 (13 of which were held outside the United States of America) in the second quarter of FY 2004. The average number of “buying units” in attendance at our workshops was 96 during the second quarter and the comparable period in the prior fiscal year.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone that single person also counts as one buying unit.  Approximately 31% of the buying units made a purchase at the workshops in the second quarter of FY 2005 compared to 34% in the second quarter of FY 2004.  The average revenue per workshop purchase increased to $5,023 during the second quarter of FY 2005 compared to $4,089 during the comparable quarter of the prior fiscal year.  The increase in average revenue per workshop purchase is attributable to the introduction of additional products that were sold at the workshop.  We will seek to increase the number of workshops held in the future including English-speaking countries outside of the United States of America.

Gross Profit

Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct internet and on-line auction training workshops, to program customer storefronts and the cost of tangible products sold.  Gross profit for the three-months ended December 31, 2004 increased to $22,953,687 from $13,110,134 for the same three-month period in the prior year.  The increase in gross profit primarily reflects the increased revenue during the period.  Gross profit as a percent of revenue for quarter ended December 31, 2004 was 73%, compared to 74% for the three months ended December 31, 2003.  The decrease in gross profit as a percentage of revenue is primarily the result of additional personnel costs on our workshop teams related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004.

Research and Development

Research and development expenses consist primarily of payroll and related expenses.  Research and development expenses in the current fiscal quarter were $180,935 compared to $86,036 in the quarter ended December 31, 2003.  In both periods these expenses consisted of work on the StoresOnline product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.   Additionally, during the current fiscal quarter, research and development expenses included payroll and consulting expenses incurred in the pursuit of partnership relationships for the distribution of SOS.

We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified and as the funds to undertake the work are available.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for marketing our StoresOnline product and related internet training workshops, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities.  Selling and marketing expenses for the quarter ended December 31, 2004 increased to $8,115,775 from $4,533,148 in the quarter ended December 31, 2003.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees.  Advertising expenses for the three-month period ended December 31, 2004 were approximately $3.9 million compared to approximately $2.1 million in the three-month period ended December 31, 2003.  Selling and marketing expenses as a percentage of sales were 26% of revenues for the second quarter of FY 2005 comparable to the quarter ended December 31 2003.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

General and administrative expenses for the three-month period ended December 31, 2004 decreased to $2,192,035 from $2,281,438 in the comparable period of the previous fiscal year.  This decrease is primarily attributable to reductions in legal fees and administrative expenses resulting from settlements the Company entered into in the previous fiscal year.   Additionally, outside accounting and other professional fees decreased from the prior year due to studies that were performed in the prior year related to our Net Operating Loss Carryforwards.  These decreases were partially offset by increases in salaries and fringe benefits resulting from the hiring of additional personnel to support our increased business activity.  Finance company discounts remained relatively consistent with the prior year despite the growth in operations of the Company due to improved rates that have recently been negotiated with our finance companies.  Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment.  Some of these contracts have historically been sold to finance companies at a discount, which generally ranged between 15% and 25% depending upon the credit worthiness of our customer.  Additionally, these contracts were historically sold with recourse.  Losses incurred from the recourse provisions are also included in finance company discounts.  The discounts at which we now sell these receivables range from 7% to 15% depending upon the credit worthiness of the customer.  Also, the Company did not sell any contracts with recourse during the current quarter.  Additionally, we outsource the servicing of these 24-month installment contracts for a fee, generally seven to ten percent of cash collected.  The finance company discounts remained relatively consistent with the prior year despite the growth in operations due to improved rates that have recently been negotiated with our finance companies.

General and administrative expenses as a percentage of revenues decreased during the quarter ended December 31, 2004 to 7% from 13% in the same quarter of the prior fiscal year.  We anticipate that general and administrative expenses will increase in future years as our business grows.

Bad Debt Expense

Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us.  We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months.  We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of at least 5% of the purchase price.  We outsource the collection activity of these installment contracts.  Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the cost of the delivered products.  Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

Bad debt expense was $8,518,046 in the second quarter of FY 2005 compared to $5,142,851 in the comparable period of the prior fiscal year.  This increase is due primarily to an increase in the number of installment contracts entered into as a result of the increase in revenue.

Bad debt expense as a percentage of revenue was 27% during the quarter ended December 31, 2004, compared to 29% for the quarter ended December 31, 2003.  The decrease in bad debt expense as a percentage of revenue is attributable to improved collections results.  We believe that bad debt expense in future years will gradually decline as a percentage of revenues due to our continued gradual improvement in collection history.  We believe the allowance for doubtful accounts of approximately $15.0 million at December 31, 2004 is adequate to cover all future losses associated with the contracts in our accounts receivable as of December 31, 2004.

During the second quarter of FY 2005 workshop sales financed by installment contracts were approximately $15.1 million compared to approximately $9.0 million in the second quarter of the prior fiscal year.  As a percentage of workshop sales, installment contracts were 54% in the second quarter of FY 2005 compared to 58% in the second quarter of FY 2004.

Interest Income

Interest income is derived from the installment contracts carried by the Company.  Our contracts have an 18% simple interest rate and interest income for the three-month period ended December 31, 2004 was $869,630 compared to $366,513 in the comparable period of the prior fiscal year.  The increase is primarily attributable to the increase in installment contracts receivable compared to the prior fiscal year.  As our cash position has strengthened we have been able to carry more installment contracts rather than selling them at a discount to finance companies.  Consequently, interest income has increased.

Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of approximately $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended December 31, 2003 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”)and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized reflects the utilization of the deferred tax assets recognized as of March 31, 2004.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had working capital of $19,409,678 compared to $13,825,075 at June 30, 2004.  Our shareholders’ equity was $35,997,913 at December 31, 2004 compared to $30,737,883 at June 30, 2004.  We generated revenues of  $55,102,491 for the six-month period ended December 31, 2004 compared to $36,495,597 for the comparable period of the prior fiscal year.  For the six months ended December 31, 2004 we generated earnings before income taxes of $7,697,271 compared to $3,617,818 for the comparable period of the prior fiscal year.

Trade Receivables

Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $17,297,007 at December 31, 2004 compared to $12,427,366 at June 30, 2004.  Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $9,238,249 at December 31, 2004 compared to $6,515,102 at June 30, 2004.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables.

Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of these installment contracts to third party financial institutions for cash.  Historically we sold these installment contracts to three separate financial institutions with different recourse rights.  When contracts were sold, the discount varied between 15% and 25% depending on the credit quality of the customer involved.  During fiscal 2005, we renegotiated the discounts to 7% to 15% depending on the credit quality of the customer involved and we stopped selling installment contracts with recourse provisions.

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

Additional Sources of Liquidity

In August 2004, we entered into a $5 million line of credit agreement with JPMorgan Chase & Co. and closed the revolving loan agreement with Zions First National Bank.  The agreement with JPMorgan Chase & Co. allows us to borrow funds for a term of two years at LIBOR plus 2%.

Cash

At December 31, 2004, we had $7.2 million cash on hand compared to $5.0 million at June 30, 2004.  Cash provided by operating activities was $326,118 for the six months ended December 31, 2004.  Net cash provided by operations was mainly the result of net earnings partially offset by the increase in trade receivables, net of provision for bad debts.  Cash provided by financing activities was primarily generated from borrowings under line of credit agreements.  We borrow amounts under the line of credit equal to estimated proceeds we would have received had we sold our installment contracts, however, as our cash position continues to improve, we have begun to make payments against amounts borrowed under the line of credit.  Cash provided by financing activities was also the result of proceeds received from the exercise of common stock options and warrants.

Accounts Payable and Accrued Expenses

Accounts payable at December 31, 2004, totaled $1,693,906, compared to $2,849,632 at June 30, 2004. Our accounts payable as of December 31, 2004 were generally within our vendor’s terms of payment.  Accrued expenses and other current liabilities at December 31, 2004, totaled $5,403,845, compared to $3,367,799 at June 30, 2004.

Stockholders’ Equity

Stockholders’ equity at December 31, 2004 was $35,997,913 compared to $30,737,883 at June 30, 2004.  The increase was mainly due to profitable operations.  Net earnings during the period were $4,791,695.

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

As of December 31, 2004 we had outstanding $9.1 million of extended payment term arrangements denominated in foreign currencies with maturity dates between 2005 and 2007.  These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income.  During the six months ended December 31, 2004 we recognized approximately $632,000 in related foreign exchange gains.

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of December 31, 2004.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the six months ended December 31, 2004, we recognized approximately $159,000 in related losses on foreign currency exchange options.

The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

Item 4.           Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, together with other members of our management after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Recent Sales of Unregistered Securities

On November 15, 16 and December 20, 2004 we issued of 5,269, 4,103, and 13,758 restricted shares, respectively of our common stock pursuant to the exercise of outstanding warrants.  In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of stockholders on November 30, 2004.  The security holders were asked to vote (1) for the election of directors and (2) to ratify the appointment of Grant Thornton LLP as our auditors for the fiscal year ending June 30, 2005.

The results of the voting for directors were:

Class I Directors:

Donald L. Danks -Votes for 10,878,494 Votes withheld 22,803

Thomas Scheiner -Votes for 10,561,895 Votes withheld 339,402

The results of the vote for ratification of Grant Thornton LLP as auditors:

Votes for 10,272,003 Votes Against 403,757 Votes Abstaining 225,537

In addition, the following directors terms of office continued after the meeting:

Gary Gladstein term ending 2006

Peter Fredericks term ending 2006

Brandon Lewis term ending 2006

Item 5.           Other Information

None

Item 6.           Exhibits

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

Imergent, Inc.

January 28, 2005	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

January 28, 2005	By:	/s/ Robert Lewis
Robert Lewis
Chief Financial Officer