Form 10-Q
period 2005-03-31
IMERGENT INC
filed 2005-04-29
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2005 was 12,124,172.

When we refer in this Form 10-Q to “Imergent,” the “Company,” “we,” “our,” and “us,” we mean Imergent, Inc., a Delaware corporation, together with our subsidiaries and their respective predecessors.

PART I - FINANCIAL INFORMATION

Item 1.                                                             Financial Statements.

IMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets

Current assets
Cash	$12,232,593	$4,956,512
Trade receivables, net of allowance for doubtful accounts of $11,246,980 at March 31, 2005 and $5,784,113 at June 30, 2004	17,975,508	12,427,366
Inventories	172,236	71,416
Prepaid expenses and other current assets	2,370,554	1,145,632
Deferred tax assets – current	6,631,690	3,714,732
Credit card reserves	287,854	596,556
Total current assets	39,670,435	22,912,214

Property and equipment, net	505,822	524,427
Goodwill, net	455,177	455,177
Trade receivables, net of allowance for doubtful accounts of $6,271,293 at March 31, 2005 and $3,167,216 at June 30, 2004	9,308,747	6,515,102
Deferred tax assets	6,814,069	9,406,523
Other assets	409,078	612,632
Total Assets	$57,163,328	$40,426,075

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,362,231	$2,849,632
Accrued expenses and other current liabilities	5,564,294	3,367,799
Income taxes payable	2,472,356	873,235
Deferred revenue	1,185,882	562,076
Line of credit	2,499,739	1,377,715
Current portion of capital lease obligations	87,777	56,682
Total current liabilities	15,172,279	9,087,139

Capital lease obligations, net of current portion	101,904	201,053
Notes payable	—	400,000
Total liabilities	15,274,183	9,688,192

Stockholders’ equity
Capital stock, par value $.001 per share
Preferred stock - authorized 5,000,000 shares; none issued	—	—
Common stock - authorized 100,000,000 shares; issued and outstanding 12,124,172 and 11,536,258 shares, at March 31, 2005 and June 30, 2004, respectively	12,125	11,537
Additional paid-in capital	75,713,501	73,330,600
Deferred compensation	—	(6,112)
Accumulated other comprehensive loss	(4,902)	(4,902)
Accumulated deficit	(33,831,579)	(42,593,240)
Total stockholders’ equity	41,889,145	30,737,883

Total Liabilities and Stockholders’ Equity	$57,163,328	$40,426,075

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Earnings for the

Three Months and the Nine Months Ended March 31, 2005 and 2004

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenue	$30,781,896	$19,564,954	$85,884,388	$56,060,551

Cost of revenue	6,553,940	4,059,290	21,659,728	12,966,772

Gross profit	24,227,956	15,505,664	64,224,660	43,093,779

Operating expenses

Research and development	230,471	93,485	550,870	256,214
Selling and marketing	8,052,263	5,580,894	22,619,017	14,555,026
General and administrative	3,087,562	1,970,383	7,324,085	6,114,212
Bad debt expense	8,044,824	6,020,349	22,961,271	17,383,435
Total operating expenses	19,415,120	13,665,111	53,455,243	38,308,887

Earnings from operations	4,812,836	1,840,553	10,769,417	4,784,892

Other income (expense)
Other income, net	241,828	6,645	382,307	49,933
Interest income	937,660	468,661	2,593,619	1,110,418
Interest expense	(22,221)	(8,721)	(77,967)	(20,286)
Total other income, net	1,157,267	466,585	2,897,959	1,140,065

Earnings before income taxes	5,970,103	2,307,138	13,667,376	5,924,957

Income tax (provision) benefit	(2,000,139)	13,515,081	(4,905,715)	13,515,081

Net earnings	$3,969,964	$15,822,219	$8,761,661	$19,440,038

Earnings per share:
Basic	$0.33	$1.39	$0.75	$1.72
Diluted	$0.31	$1.28	$0.71	$1.61

Weighted average shares outstanding:
Basic	11,965,993	11,368,868	11,738,149	11,275,086
Diluted	12,654,448	12,353,626	12,327,647	12,111,583

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended March 31, 2005

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	loss	Deficit	Equity
Balance July 1, 2004	11,536,258	$11,537	$73,330,600	$(6,112)	$(4,902)	$(42,593,240)	$30,737,883

Amortization of deferred compensation	—	—	—	6,112	—	—	6,112
Expense for options granted to consultants	—	—	66,558	—	—	—	66,558
Issuance of common stock under options and warrants and related tax benefit	587,914	588	2,316,343	—	—	—	2,316,931
Net earnings	—	—	—	—	—	8761661	8,761,661

Balance March 31, 2005	12,124,172	$12,125	$75,713,501	—	$(4,902)	$(33,831,579)	$41,889,145

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2005 and 2004

Increase (decrease) in cash	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,761,661	$19,440,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173,284	76,021
Amortization of deferred compensation	6,112	9,382
Expense for stock options issued to consultants	66,558	296,807
Related tax benefit upon issuance of common stock	1,014,503	—
Gain on early extinguishment of debt	(39,353)	—
Loss on disposition of property and equipment	16,568	—
Provision for bad debts	22,961,271	17,383,435
Changes in assets and liabilities:
Trade receivables	(31,303,058)	(23,991,457)
Inventories	(100,820)	(33,713)
Prepaid expenses and other current assets	(1,224,922)	(276,894)
Deferred tax assets	(324,504)	(14,110,086)
Other assets	512,256	(126,438)
Deferred revenue	623,806	(125,616)
Accounts payable, accrued expenses and other liabilities	2,709,094	2,028,529
Income taxes payable	1,599,121	606,203
Net cash provided by operating activities	5,451,577	1,176,211

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(171,247)	(144,023)
Net cash used in investing activities	(171,247)	(144,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	1,122,024	—
Proceeds from exercise of options and warrants	1,302,428	305,023
Repayment of capital lease obligations	(68,054)	(22,325)
Repayment of notes payable	(360,647)	(157,063)
Net cash provided by financing activities	1,995,751	125,635

NET INCREASE IN CASH	7,276,081	1,157,823

CASH AT THE BEGINNING OF THE PERIOD	4,956,512	2,319,618

CASH AT THE END OF THE PERIOD	$12,232,593	$3,477,441

Schedule of noncash activities
Common stock issued for outstanding liabilities	$—	$61,282
Property and equipment acquired through capital lease	—	34,054
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$60,825	$16,131
Income taxes	$1,953,377	$260,283

The accompanying notes are an integral part of these financial statements.

IMERGENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2005 and 2004

(1)                                 Description of Business

Imergent, Inc. (the “Company”, “Imergent”, “we” or “our”), was incorporated as a Nevada corporation on April 13, 1995.  In November 1999, it was reincorporated under the laws of Delaware.  Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change its name to Imergent, Inc. from Netgateway, Inc.  Imergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technology and resources to small businesses and entrepreneurs.  The Company’s affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants.  The Company’s services also help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

These are unaudited interim condensed consolidated financial statements and include all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary in order to make the financial statements not misleading.  These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the statements should be read in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2004.  Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 2005 or future periods.

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

(b)                       Trade Receivables and Allowances

The Company offers to its customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is retained as short-term and long-term Trade Receivables on the Company’s Balance Sheets.

The Company records an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances on the consolidated balance sheets, and the associated expense is recorded as a bad debt expense in operating expenses.

EPTAs retained by the Company are charged off against the allowance when the customers involved are no longer making required payments and the EPTAs are determined to be uncollectible.

Prior to May 2004, EPTAs sold to third party financial institutions were generally subject to recourse after an EPTA was determined to be uncollectible.  The Company also provided an allowance for EPTAs estimated to be recoursed back to the Company.  Beginning in May 2004, the Company stopped selling EPTAs subject to recourse.

All allowance estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors. If allowances become inadequate, additional allowances may be required.

The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Companys previous loss history, the customer’s current ability to pay its obligation to the Company, the customer’s payment history, and the condition of the general economy and the industry as a whole.  The Company writes-off trade receivables when they become uncollectible, and payments subsequently received on such written off receivables are credited to bad debt expense.

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

Deferred tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  Deferred tax assets consist primarily of net operating losses carried forward and allowances for doubtful accounts.

(d)                       Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan employee stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.  The Company had options outstanding of 1,064,680 as of March 31, 2005 and 1,231,613 as June 30, 2004, with varying exercise prices between $1.50 and $113.10 per share, and expiration dates between July 1, 2005 and July 2014.

The Company had 10,000 warrants outstanding as of March 31, 2005 and 325,336 warrants outstanding as of June 30, 2004 with varying strike prices between $.40 and $115.50 per share, and expiration dates between July 1, 2005 and April 9, 2008.

(e)                        Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for the three and nine months ended March 31, 2005, and 2004.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 to stock-based compensation:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net earnings as reported	$3,969,964	$15,822,219	$8,761,661	$19,440,038
Add: Employee stock-based compensation expense included in reported net earnings	—	—	—	—
Deduct: Employee stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(147,781)	(140,706)	(404,079)	(381,574)
Net earnings - pro forma	$3,822,183	$15,681,513	$8,357,582	$19,058,464

Net earnings per share as reported:
Basic	$0.33	$1.39	$0.75	$1.72
Diluted	$0.31	$1.28	$0.71	$1.61

Net earnings per share - pro forma:
Basic	$0.32	$1.38	$0.71	$1.69
Diluted	$0.30	$1.27	$0.68	$1.57

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

(g)                       Revenue Recognition

On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software (“SOS”).  The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company.  When a customer purchases a SOS license at one of the Company’s Internet workshops, he or she receives a CD-ROM containing a license and a password and instructions that allow immediate access to the Company’s website where all the necessary software programs and tools are located to complete the construction of the customer’s website.  When completed, the website can be hosted with the Company or any other provider of such services.  If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting.  Hosting is deferred at the time it is paid and recognized during the subsequent 12 months.  A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

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

The EPTAs have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our six-year history of offering EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all years presented.

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

Through third-party telemarketing sales following a workshop, certain products intended to assist the customer in being successful with their business are offered.  These products are fulfilled by third-parties and include mentoring, coaching, professional services, a live chat capability for the customer’s own website and web traffic building services.  The Company receives a commission from these third-parties and recognizes this commission revenue when delivery of the product has occurred.

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

(h)                       Use of Estimates

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company has estimated that allowances for doubtful accounts for trade receivables should be $17,518,273 as of March 31, 2005 and $8,951,329 as of June 30, 2004.  In addition, the Company has recorded a liability of $349,030 as of March 31, 2005 and $471,776 as of June 30, 2004, for estimated credit card charge-backs and customer returns within accrued expenses.

(i)                           Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 97-3 provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response marketing to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the nine months ended March 31, 2005 and 2004 were approximately $10.7 million and $6.7 million respectively, and for the three months ended March 31, 2005 and 2004 were approximately $3.7 million and $2.5 million, respectively.  As of March 31, 2005 the Company recorded $1,248,813 of direct response advertising related to future workshops as a prepaid expense as compared to $767,935 as of June 30, 2004.

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

(3)                                 Selling of Trade Receivables With Recourse – Direct Guarantee

The Company offers to customers the option to finance, through Extended Payment Term Arrangements (EPTAs), purchases made at the Internet training workshops.  A portion of these EPTAs, are then sold, on a discounted basis, to third party financial institutions for cash. The Company has guaranteed contracts sold to some of these finance companies in connection with certain sales of the EPTAs.  The Company allocates the total proceeds received in these transactions between sales and the estimated loss under the guarantees at their inception.  At March 31, 2005, these contracts had an aggregate principal amount of approximately $900,000 and an average remaining term of approximately fifteen months or less.  Should the customers fail to pay amounts required under these contracts, the maximum future payments the Company could be required to make under the guarantees is approximately 80% of the outstanding aggregate principal balance of the contracts.   The Company has recognized a liability of $148,384 at March 31, 2005 for the estimated liability under the guarantees.  Beginning in May 2004 the Company stopped selling EPTAs with recourse or guarantees.

(4)                                 Foreign Currency Contracts

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of March 31, 2005.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the three and nine months ended March 31, 2005, we recognized approximately $67,000 and $226,000, respectively in related losses on foreign currency exchange options.  The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows.

(5)                                 Line of Credit

In August 2004, we entered into a $5 million line of credit agreement with JPMorgan Chase & Co. and closed the revolving loan agreement with Zions First National Bank.  The agreement with JPMorgan Chase & Co. allows us to borrow funds for a term of two years at LIBOR plus 2%.  During the third quarter of fiscal 2005, we increased the line of credit to $15 million and extended the term to three years.  The assets of the Company secure the line of credit.  The line of credit requires the Company to maintain certain financial ratios.  At March 31, 2005 the Company was in compliance with the bank covenants.

(6)                                 Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the three and nine months ended March 31, 2004 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”) and built-in gains as determined by an independent valuation of our company.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized since March 31, 2004 reflects the utilization of the deferred tax assets.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

(7)                                 Per Share Data

Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The following table sets forth the computation of basic and diluted earnings per share for each of the three and nine month periods ending March 31:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net earnings as reported	$3,969,964	$15,822,219	$8,761,661	$19,440,038
Denominator:
Weighted average shares outstanding
Basic	11,965,993	11,368,868	11,738,149	11,275,086
Employee stock options and other	688,455	984,758	589,498	836,497

Diluted	12,654,448	12,353,626	12,327,647	12,111,583

Earnings per common share
Basic	$0.33	$1.39	$0.75	$1.72
Diluted	$0.31	$1.28	$0.71	$1.61

(8)                                 Contingencies

From time to time, we receive inquiries and complaints from, including subpoenas requesting documents and/or have been made aware of investigations by government officials Internationally as well as in many of the states in which we operate.  These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices as well as tax issues.  We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  We generally have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or operations.

On February 14, 2005 the State of Texas notified us of their intent to file an action against us, which was in fact filed on February 21, 2005. The action was against Imergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court, for Bexar County, Case Number 2005 CI 02791.  The Petition alleges that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contends that it does not sell a business opportunity under Texas law, it further disputes there have been any instances of fraud. The Company and the office of the Texas Attorney General continue to engage in constructive dialogue, and settlement discussions that the Company believes will lead to a negotiated settlement, although there can be no guarantee of an ultimate resolution.

On March 21, 2005 the Company met with a representative of the Ventura County D.A.’s office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693), and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. We dispute that we are subject to the SAMP act, or have violated the Seller Assisted Marketing Plans Act.  We are providing information to the Ventura County D.A.’s office to support our position.

On March 9, 2005, Elliot Firestone filed a purported class action in the U.S. District Court for the District of Utah styled as Elliot Firestone, On Behalf of Himself and All Others Similarly Situated vs. Imergent, Inc., Brandon B. Lewis, Robert M. Lewis, Donald L. Danks, David L. Rosenvall, David T. Wise, Peter Fredericks And Thomas Scheiner Case number 2:05CV00204 for alleged violations of securities laws.  Mr. Firestone claimed that the Company made material misleading statements and omissions.  The suit seeks unspecified damages, including attorneys’ fees and costs.  Since then additional similar purported class action have been brought against the Company and such persons in the U.S. District Court for the District of Utah.  There is a deadline on May 9, 2005 for parties wishing to be the lead plaintiff to file additional actions. After the filing deadline the Court will determine which Plaintiff shall be allowed to represent the purported class. At this time we are not certain of when a hearing will be held to determine the lead Plaintiff. The Company disputes all allegations raised, but has not filed responsive pleadings to the action, and will request the ability to refrain from doing so until such time there is a consolidated class actions suit filed. At this time there is a discovery stay imposed under applicable Federal Law which controls the administration of Class Action Suits. In addition two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Utah purportedly on behalf of the Company against Brandon B. Lewis, Robert M. Lewis, Donald L. Danks, David L. Rosenvall, David T. Wise, Peter Fredericks , Thomas Scheiner and Gary Gladstein.

(9)                                 Business Segments

The Company operates in the United States and in certain countries throughout Europe and Asia under one operating segment.  No individual country outside the United States represents more than ten percent of revenue.  Revenue is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

United States	$25,189,352	$18,824,926	$68,101,220	$53,500,035
Foreign	5,592,544	740,028	17,783,168	2,560,516

Revenue as reported	$30,781,896	$19,564,954	$85,884,388	$56,060,551

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

Revenue Recognition

On October 1, 2000, the Company started selling a license to use a new product called the StoresOnline Software (“SOS”).  The SOS is a web based software product that enables the customer to develop their Internet website without additional assistance from the Company.  When a customer purchases a SOS license at one of the Company’s Internet workshops, he or she receives a CD-ROM containing programs to be used with their computer and a password and instructions that allow immediate access to the Company’s website where all the necessary software programs and tools are located to complete the construction of the customer’s website.  When completed, the website can be hosted with the Company or any other provider of such services.  If they choose to host with the Company there is an additional setup and hosting fee (currently $150) for publishing and 12 months of hosting.  Hosting is deferred at the time it is paid and recognized during the subsequent 12 months.  A separate file is available and can be used if the customer decides to create their website on their own completely without access to the Company website and host their site with another hosting service.

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

The EPTAs have a twenty-four month term.  For more than six years the Company has offered its customers the payment option of a long-term installment contract and has a history of successfully collecting under the original payment terms without making concessions.  During fiscal years ended June 30, 1999 through 2004, the Company has collected or is collecting approximately 70% of all EPTAs issued to customers.  Not all customers live up to their obligations under the contracts.  The Company makes every effort to collect on the EPTAs, including the engagement of professional collection services.  Despite reasonable efforts, approximately 47% of all EPTAs not sold to third party financial institutions become uncollectible during the life of the contract.  All uncollectible EPTAs are written off against an allowance for doubtful accounts.  The allowance is established at the time of sale based on our six-year history of offering EPTAs and revised periodically based on current experience and information.  The revenue generated by sales to EPTA customers is recognized when the product is delivered to the customer, the contract is signed and the rescission period expires.  At that same time an allowance for doubtful accounts is established.  This procedure has been in effect for all years presented.

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

Through third-party telemarketing sales following a workshop, certain products intended to assist the customer in being successful with their business are offered.  These products are fulfilled by third-parties and include mentoring, coaching, professional services, a live chat capability for the customer’s own website and web traffic building services.  The Company receives a commission from these third-parties and recognizes this commission revenue when delivery of the product has occurred.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts and disclose the associated expense as a separate line item in operating expenses. The allowance, which is netted against our current and long term trade receivable balances on our consolidated balance sheets, totaled approximately $17.5 million and $9.0 million as of March 31, 2005 and June 30, 2004, respectively. The amounts represent estimated losses resulting from the inability of our customers to make required payments. The estimates are based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, aging of trade receivables and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

At June 30, 2003 we had recognized a tax valuation allowance of approximately $19.3 million against our deferred tax assets.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”).  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt interest rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on an independent valuation of our company as of April 3, 2002, we have approximately $15 million of recognized built-in gains.  Additionally, based on a valuation of our company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

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

RESULTS OF OPERATIONS

Nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004.

Revenue

Our fiscal year ends on June 30 of each year.  We historically have experienced seasonality in our business. Revenues from our core business during the first and second fiscal quarters historically have tended to be lower than revenues in our third and fourth quarters.  We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by holding multiple workshops in foreign markets that were originally scheduled for our fiscal third quarter.  Revenues for the nine-month period ended March 31, 2005 increased to $85,884,388 from $56,060,551 in the nine-month period ended March 31, 2004, an increase of 53%. Revenues generated at our internet training workshops for the periods in both fiscal years were from the sale of the SOS and other products as described in Critical Accounting Policies and Estimates above.  Revenues also include fees charged to attend workshops, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces.  We expect future operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2004.  The internet environment continues to evolve, and we intend to offer future customers new products as they are developed.  We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products, intended to assist our customers achieve success with their Internet-related businesses.

The increase in revenues during the nine months ended March 31, 2005 compared to the nine-month period ended March 31, 2004 can be attributed to various factors. There was an increase in the number of internet training workshops conducted during the current fiscal period. The number increased to 530 (including 112 that were held outside the United States of America) for the first nine months of the current fiscal year (“FY 2005”) from 380 (21 of which were held outside the United States of America) in the first nine months of fiscal year 2004 (“FY 2004”).  The average revenue per workshop purchase increased during the first three quarters of FY 2005 compared to the comparable period of the prior fiscal year.  The increase in average revenue per workshop purchase is attributable to the introduction of additional products that were sold at the workshop.  We will seek to increase the number of workshops held in the future including English-speaking countries outside of the United States of America.

Gross Profit

Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct internet and on-line auction training workshops, to program customer storefronts and the cost of tangible products sold.  Gross profit for the nine-months ended March 31, 2005 increased to $64,224,660 from $43,093,779 for the same nine-month period in the prior year.  The increase in gross profit primarily reflects the increased revenue during the period.  Gross profit as a percent of revenue for nine months ended March 31, 2005 was 75% compared to 77% for the nine months ended March 31, 2004.  The decrease in gross profit as a percentage of revenue is primarily the result of additional personnel costs on our workshop teams related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004.  The decrease in gross profit as a percentage of revenue was partially offset by reductions in workshop costs resulting from cost savings initiatives which were implemented during the third quarter of fiscal 2005 and resulting from reduced airfare costs.

Research and Development

Research and development expenses consist primarily of payroll and related expenses.  Research and development expenses during the first three quarters of FY 2005 were $550,870 compared to $256,214 during the first three quarters of FY 2004.  In both periods these expenses consisted of work on the StoresOnline product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.   Additionally, during the current nine month fiscal period, research and development expenses included payroll and consulting expenses incurred in the pursuit of partnership relationships for the distribution of SOS.

We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for marketing our StoresOnline product and related internet training workshops, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities.  Selling and marketing expenses for the nine months ended March 31, 2005 increased to $22,619,017 from $14,555,026 in the nine months ended March 31, 2004.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees.  Advertising expenses for the nine months ended March 31, 2005 were approximately $10.7 million compared to approximately $6.7 million in the nine months ended March 31, 2004.  Selling and marketing expenses as a percentage of sales were 26% of revenues for the first nine months of FY 2005 comparable to the first nine months of FY 2004.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

General and administrative expenses for the nine months ended March 31, 2005 increased to $7,324,085 from $6,114,212 in the comparable period of the previous fiscal year.  This increase is primarily attributable to increases in salaries and fringe benefits resulting from the hiring of additional personnel to support our increased business activity and for increased legal fees incurred and accrued for the defense of certain legal actions against the Company.  The increase is also attributable to increased audit fees associated with the new audit requirements under Sarbanes-Oxley.  Furthermore, the Company incurred additional tax consulting fees associated with the international expansion of the Company.  Finance company discounts remained relatively consistent with the prior year despite the growth in operations of the Company due to improved rates that have recently been negotiated with our finance companies.  Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment.  Some of these contracts have historically been sold to finance companies at a discount, which generally ranged between 15% and 25% depending upon the credit worthiness of our customer.  Additionally, these contracts were historically sold with recourse.  Losses incurred from the recourse provisions are also included in finance company discounts.  The discounts at which we now sell these receivables range from 7% to 15% depending upon the credit worthiness of the customer.  Also, the Company did not sell any contracts with recourse during the current nine-month period.  Additionally, we outsource the servicing of these 24-month installment contracts for a fee, generally ten percent of cash collected.

General and administrative expenses as a percentage of revenues decreased during the nine months ended March 31, 2005 to 9% from 11% in the same period of the prior fiscal year.  We anticipate that general and administrative expenses will increase in future years as our business grows.

Bad Debt Expense

Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us.  We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months.  We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of at least 5% of the purchase price.  We outsource the collection activity of these installment contracts.  Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the material cost of the delivered products.  Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

Bad debt expense was $22,961,271 in the first nine months of FY 2005 compared to $17,383,435 in the comparable period of the prior fiscal year.  This increase is due primarily to an increase in the number of installment contracts entered into as a result of the increase in revenue.

Bad debt expense as a percentage of revenue was 27% during the nine months ended March 31, 2005 compared to 31% for the nine months ended March 31, 2004.  The decrease in bad debt expense as a percentage of revenue is attributable to improved collection results.  We believe that bad debt expense in future years will gradually decline as a percentage of revenues due to our continued gradual improvement in collection history.  We believe the allowance for doubtful accounts of approximately $17.5 million at March 31, 2005 is adequate to cover all future losses associated with the contracts in our trade receivables as of March 31, 2005.

  The table below shows the activity in our total allowance for doubtful accounts during the nine-month period ended March 31, 2005:

Allowance balance June 30, 2004	$8,951,329

Plus provision for doubtful accounts	22,961,271

Less accounts written off	(15,279,000)

Plus collections on accounts previously written off	884,673

Allowance balance March 31, 2005	$17,518,273

Interest Income

Interest income is derived from the installment contracts carried by the Company.  Our contracts have an 18% simple interest rate and interest income for the nine months ended March 31, 2005 was $2,593,619 compared to $1,110,418 in the comparable period of the prior fiscal year.  The increase is primarily attributable to the increase in installment contracts receivable compared to the prior fiscal year.  As our cash position has strengthened we have been able to carry more installment contracts rather than selling them at a discount to finance companies.  Consequently, interest income has increased.

Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended March 31, 2004 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”) and built-in gains as determined by an independent valuation of our

Company.  The $16.7 million benefit recorded upon the removal of the valuation allowance during the three months ended March 31, 2004 was offset by utilization of $2.7 million of the NOL during the period and by approximately $500,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of approximately $13.5 million for the three and nine month periods ended March 31, 2004.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized since March 31, 2004 reflects the utilization of the deferred tax assets.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

Three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

Revenue

Our fiscal year ends on June 30 of each year.  We historically have experienced seasonality in our business. Revenues from our core business during the first and second fiscal quarters historically have tended to be lower than revenues in our third and fourth quarters.  We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by holding multiple workshops in foreign markets that were originally scheduled for our fiscal third quarter.  Revenues for the three-month period ended March 31, 2005 increased to $30,781,896 from $19,564,954 in the three-month period ended March 31, 2004, an increase of 57%. Revenues generated at our internet training workshops for the periods in both fiscal years were from the sale of the SOS and other products as described in Critical Accounting Policies and Estimates above.  Revenues also include fees charged to attend workshops, web traffic building products, mentoring, consulting services and access to credit card transaction processing interfaces.  We expect future, operating revenue to be generated principally following a business model similar to the one used in our fiscal year that ended June 30, 2004.  The internet environment continues to evolve, and we intend to offer future customers new products as they are developed.  We anticipate that our offering of products and services will evolve as some products are dropped and are replaced by new and sometimes innovative products, intended to assist our customers achieve success with their internet-related businesses.

The increase in revenues in our fiscal quarter ended March 31, 2005 compared to the three-month period ended March 31, 2004 can be attributed to various factors. There was an increase in the number of internet training workshops conducted during the current fiscal quarter. The number increased to 184 (including 32 that were held outside the United States of America) for the third quarter of the current fiscal year from 146 (8 of which were held outside the United States of America) in the third quarter of FY 2004.  The average revenue per workshop purchase increased during the third quarter of FY 2005 compared to the comparable quarter of the prior fiscal year.  The increase in average revenue per workshop purchase is attributable to the introduction of additional products that were sold at the workshop.  We will seek to increase the number of workshops held in the future including English-speaking countries outside of the United States of America.

Gross Profit

Gross profit is calculated as revenue less the cost of revenue, which consists of the cost to conduct internet and on-line auction training workshops, to program customer storefronts and the cost of tangible products sold.  Gross profit for the three-months ended March 31, 2005 increased to $24,227,956 from $15,505,664 for the same three-month period in the prior year.  The increase in gross profit primarily reflects the increased revenue during the period.  Gross profit as a percent of revenue for the quarter ended March 31, 2005 was 79%, comparable to the three months ended March 31, 2004.

Research and Development

Research and development expenses consist primarily of payroll and related expenses.  Research and development expenses in the current fiscal quarter were $230,471 compared to $93,485 in the quarter ended March

31, 2004.  In both periods these expenses consisted of work on the StoresOnline product that is used in the StoresOnline Software sold at our Internet training workshops and the improvement of our internal database used by management to control operations.   Additionally, during the current fiscal quarter, research and development expenses included payroll and consulting expenses incurred in the pursuit of partnership relationships for the distribution of SOS.

We intend to make enhancements to our technology as new methods and business opportunities present themselves. We will undertake additional development projects as the needs are identified.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for marketing our StoresOnline product and related internet training workshops, the cost of advertising, promotional and public relations expenditures and related expenses for personnel engaged in sales and marketing activities.  Selling and marketing expenses for the quarter ended March 31, 2005 increased to $8,052,263 from $5,580,894 in the quarter ended March 31, 2004.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during the current year and the associated expenses including advertising and promotional expenses necessary to attract the attendees.  Advertising expenses for the three-month period ended March 31, 2005 were approximately $3.7 million compared to approximately $2.5 million in the three-month period ended March 31, 2004.  Selling and marketing expenses as a percentage of sales were 26% of revenues for the third quarter of FY 2005 compared to 29% in the quarter ended March 31, 2004.  The decrease as a percentage of revenue was primarily the result of expenses incurred in the third quarter of fiscal 2004 for additional sales and marketing personnel and test marketing associated with the expansion into international markets and general expansion of the Company.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees, finance company discounts and other general corporate expenses.

General and administrative expenses for the three-month period ended March 31, 2005 increased to $3,087,562 from $1,970,383 in the comparable period of the previous fiscal year.  This increase is primarily attributable to increases in salaries and fringe benefits resulting from the hiring of additional personnel to support our increased business activity and for increased legal fees incurred and accrued for the defense of certain legal actions against the Company (please refer to Legal Proceedings contained in Item 1 of Part II).  The increase is also attributable to increased audit fees associated with the new audit requirements under Sarbanes-Oxley.  Furthermore, the Company incurred additional tax consulting fees associated with the international expansion of the Company. Finance company discounts remained relatively consistent with the prior year despite the growth in operations of the Company due to improved rates that have recently been negotiated with our finance companies.  Finance company discounts arise in connection with our practice of accepting 24-month installment contracts from our customers as one of several methods of payment.  Some of these contracts have historically been sold to finance companies at a discount, which generally ranged between 15% and 25% depending upon the credit worthiness of our customer.  Additionally, these contracts were historically sold with recourse.  Losses incurred from the recourse provisions are also included in finance company discounts.  The discounts at which we now sell these receivables range from 7% to 15% depending upon the credit worthiness of the customer.  Also, the Company did not sell any contracts with recourse during the current quarter.  Additionally, we outsource the servicing of these 24-month installment contracts for a fee, generally seven to ten percent of cash collected.

General and administrative expenses as a percentage of revenues during the quarter ended March 31, 2005 was 10%, comparable to the same quarter of the prior fiscal year.  We anticipate that general and administrative expenses will increase in future years as our business grows.

Bad Debt Expense

Bad debt expense consists mostly of actual and anticipated losses resulting from the extension of credit terms to our customers when they purchase products from us.  We encourage customers to pay for their purchases by check or credit card since these are the least expensive methods of payment for our customers, but we also offer installment contracts with payment terms up to 24 months.  We offer these contracts to all workshop attendees not wishing to use a check or credit card provided they complete a credit application, give us permission to independently check their credit and are willing to make an appropriate down payment of at least 5% of the purchase price.  We outsource the collection activity of these installment contracts.  Our collection experience with these 24-month contracts is satisfactory given the low marginal cost associated with these sales and that the down payment received by us at the time the contract is entered into exceeds the material cost of the delivered products.  Since all other expenses relating to the sale, such as salaries, advertising, meeting room expense, travel, etc., have already been incurred, we believe there is a good business reason for extending credit on these terms.

Bad debt expense was $8,044,824 in the third quarter of FY 2005 compared to $6,020,349 in the comparable period of the prior fiscal year.  This increase is due primarily to an increase in the number of installment contracts entered into as a result of the increase in revenue.

Bad debt expense as a percentage of revenue was 26% during the quarter ended March 31, 2005, compared to 31% for the quarter ended March 31, 2004.  The decrease in bad debt expense as a percentage of revenue is attributable to improved collection results in the current year and the high percentage of workshop sales through installment contracts in the prior year.  We believe that bad debt expense in future years will gradually decline as a percentage of revenues due to our continued gradual improvement in collection history.  We believe the allowance for doubtful accounts of approximately $17.5 million at March 31, 2005 is adequate to cover all future losses associated with the contracts in our trade receivables as of March 31, 2005.

Interest Income

Interest income is derived from the installment contracts carried by the Company.  Our contracts have an 18% simple interest rate and interest income for the three-month period ended March 31, 2005 was $937,660 compared to $468,661in the comparable period of the prior fiscal year.  The increase is primarily attributable to the increase in the total number of installment contracts receivable compared to the prior fiscal year.  As our cash position has strengthened we have been able to carry more installment contracts rather than selling them at a discount to finance companies.  Consequently, interest income has increased.

Income Taxes

At June 30, 2003 we had recognized a tax valuation allowance of approximately $19.3 million against our deferred tax assets.  As a result, no provision for income taxes was recognized during the quarter ended March 31, 2004 as it was not yet determined whether or not the deferred tax assets would be fully realizable but it was determined that the assets were sufficient enough to offset any income tax provision.  As of March 31, 2004, we determined that it was more likely than not that $16.7 million, or all but approximately $2.6 million of the deferred tax assets would be realized.  This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carry forwards (“NOL”) imposed by Section 382 of the Internal Revenue Code (“Section 382”)and built-in gains as determined by an independent valuation of our Company.  The $16.7 million benefit recorded upon the removal of the valuation allowance during the three months ended March 31, 2004 was offset by utilization of $2.7 million of the NOL during the period and by approximately $500,000 in effective tax rate changes and income tax true-ups as a result of the expansion of international operations, resulting in an overall tax benefit of approximately $13.5 million for the three and nine month periods ended March 31, 2004.  Since March 31, 2004, we have recognized a provision for income taxes based upon the applicable federal and state tax rates.  The majority of the income tax provision recognized since March 31, 2004 reflects the utilization of the deferred tax assets.  As the Company continues to realize earnings and generate deferred tax provision, the tax asset will decrease in amount.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had working capital of $24,498,156 compared to $13,825,075 at June 30, 2004.  Our shareholders’ equity was $41,889,145 at March 31, 2005 compared to $30,737,883 at June 30, 2004.  We generated revenues of $85,884,388 for the nine-month period ended March 31, 2005 compared to $56,060,551 for the comparable period of the prior fiscal year.  For the nine months ended March 31, 2005 we generated earnings before income taxes of $13,667,376 compared to $5,924,957 for the comparable period of the prior fiscal year.

Trade Receivables

Trade receivables, carried as a current asset, net of allowance for doubtful accounts, were $17,975,508 at March 31, 2005 compared to $12,427,366 at June 30, 2004.  Trade receivables, carried as a long-term asset, net of allowance for doubtful accounts, were $9,308,747 at March 31, 2005 compared to $6,515,102 at June 30, 2004.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are carried as long-term trade receivables.

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

In the future, we will continue to investigate the possibility of alternative financing methods for our customers, including financing arrangements through third-parties.  There can be no assurance that viable alternative financing methods for our customers will be identified or negotiated.

Financing Arrangements

We accept payment for the sales made at our Internet training workshops by cash, credit card, or installment contract.  As part of our cash flow management and in order to generate liquidity, we have sold on a discounted basis a portion of the installment contracts generated by us to third party financial institutions for cash.    See “Liquidity and Capital Resources – Trade Receivables,” above for further information.

Additional Sources of Liquidity

In August 2004, we entered into a $5 million line of credit agreement with JPMorgan Chase & Co. and closed the revolving loan agreement with Zions First National Bank.  The agreement with JPMorgan Chase & Co. allows us to borrow funds for a term of two years at LIBOR plus 2%.  During the third quarter of fiscal 2005, we increased the line of credit to $15 million and extended the term to three years.  The assets of the Company secure the line of credit.  The line of credit requires the Company to maintain certain financial ratios.  At March 31, 2005 the Company was in compliance with the bank covenants.

Cash

At March 31, 2005, we had $12.2 million cash on hand compared to $5.0 million at June 30, 2004.  Cash provided by operating activities was $5,451,577 for the nine months ended March 31, 2005.  Net cash provided by operations was mainly the result of net earnings partially offset by the increase in trade receivables, net of provision for bad debts.  Cash provided by financing activities was primarily generated from proceeds from the exercise of stock options and warrants and from borrowings under line of credit agreements.  We borrow amounts under the line of credit equal to estimated proceeds we would have received had we sold our installment contracts, however, as our cash position continues to improve, we have begun to make payments against amounts borrowed under the line of credit.

Accounts Payable and Accrued Expenses

Accounts payable at March 31, 2005, totaled $3,362,231, compared to $2,849,632 at June 30, 2004. Our accounts payable as of March 31, 2005 were generally within our vendor’s terms of payment.  Accrued expenses and other current liabilities at March 31, 2005, totaled $5,564,294, compared to $3,367,799 at June 30, 2004.

Stockholders’ Equity

Stockholders’ equity at March 31, 2005 was $41,889,145 compared to $30,737,883 at June 30, 2004.  The increase was mainly due to profitable operations.  Net earnings during the nine-month period were $8,761,661.  The increase was also attributable to the exercise of stock options and warrants and recognition of the related tax benefit.

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

As of March 31, 2005 we had outstanding $10.9 million of extended payment term arrangements denominated in foreign currencies with maturity dates between 2005 and 2007.  These extended payment term arrangements are translated into U.S. dollars at the exchange rates as of each balance sheet date and the resulting gains or losses are recorded in other income.  During the nine months ended March 31, 2005 we recognized approximately $964,000 in related foreign exchange gains.

Beginning in August 2004, we began to enter into foreign currency exchange options to offset the effects of fluctuations in our foreign currency denominated extended payment term arrangements.  These options are entered into at the beginning of every month and are settled at the end of every month.  Therefore, no foreign currency exchange options were outstanding as of March 31, 2005.  We do not intend to qualify these derivative instruments as hedges.  Consequently, gains and losses incurred from these options are recognized in other income upon settlement of the options at the end of every month.  During the nine months ended March 31, 2005, we recognized approximately $226,000 in related losses on foreign currency exchange options.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

From time to time, we receive inquiries and complaints from, including subpoenas requesting documents and/or have been made aware of investigations by government officials Internationally as well as in many of the states in which we operate.  These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices as well as tax issues.  We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  We generally have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving currently pending matters but there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or operations.

On February 14, 2005 the State of Texas notified us of their intent to file an action against us, which was in fact filed on February 21, 2005. The action was against Imergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court, for Bexar County, Case Number 2005 CI 02791.  The Petition alleges that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contends that it does not sell a business opportunity under Texas law, it further disputes there have been any instances of fraud. The Company and the office of the Texas Attorney General continue to engage in constructive dialogue, and settlement discussions that the Company believes will lead to a negotiated settlement, although there can be no guarantee of an ultimate resolution.

On March 21, 2005 the Company met with a representative of the Ventura County D.A.’s office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693), and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. We dispute that we are subject to the SAMP act, or have violated the Seller Assisted Marketing Plans Act.  We are providing information to the Ventura County D.A.’s office to support our position.

On March 9, 2005, Elliot Firestone filed a purported class action in the U.S. District Court for the District of Utah styled as Elliot Firestone, On Behalf of Himself and All Others Similarly Situated vs. Imergent, Inc., Brandon B. Lewis, Robert M. Lewis, Donald L. Danks, David L. Rosenvall, David T. Wise, Peter Fredericks And Thomas Scheiner Case number 2:05CV00204 for alleged violations of securities laws.  Mr. Firestone claimed that the Company made material misleading statements and omissions.  The suit seeks unspecified damages, including attorneys’ fees and costs.  Since then additional similar purported class action have been brought against the Company and such persons in the U.S. District Court for the District of Utah.  There is a deadline on May 9, 2005 for parties wishing to be the lead plaintiff to file additional actions. After the filing deadline the Court will determine which Plaintiff shall be allowed to represent the purported class. At this time we are not certain of when a hearing will be held to determine the lead Plaintiff. The Company disputes all allegations raised, but has not filed responsive pleadings to the action, and will request the ability to refrain from doing so until such time there is a consolidated class actions suit filed. At this time there is a discovery stay imposed under applicable Federal Law which controls the administration of Class Action Suits. In addition two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Utah purportedly on behalf of the Company against Brandon B. Lewis, Robert M. Lewis, Donald L. Danks, David L. Rosenvall, David T. Wise, Peter Fredericks , Thomas Scheiner and Gary Gladstein.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2005 the Company issued 178,938 restricted shares of our common stock pursuant to the exercise of outstanding warrants.  In our opinion, the issuance of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

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

Imergent, Inc.

April 28, 2005	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

April 28, 2005	By:	/s/ Robert Lewis
Robert Lewis
Chief Financial Officer