Form 10-K
period 2005-06-30
IMERGENT INC
filed 2006-03-09
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2005.

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

(801) 227-0004

(Issuer’s telephone number)

N/A

(Issuer’s former name, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):  Large Accelerated Filer ☐  Accelerated Filer  ☒  Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2004 (end of the Company’s second fiscal quarter) was approximately $164.9 million. The number of shares of the registrant’s common stock outstanding at February 28, 2006 was 12,133,930.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

PART I

Throughout this report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our company” or “the Company.”

Effective July 2, 2002, we effected a 1:10 reverse split of our shares of common stock. All of our historical share and per share amounts stated herein have been adjusted to reflect this reverse stock split.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, (INCLUDING THE NEGATIVE OF SUCH TERMS) OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

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

Item 1.                    Business.

General

We are an e-Services company which offers eCommerce technology, training and a variety of web-based technologies and resources to over 175,000 small businesses and entrepreneurs annually. Our affordably priced StoresOnline eCommerce Software and associated services leverage industry and client practices, and help increase the predictability of success for Internet merchants. Our services also help our customers to decrease the risks associated with e-Commerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider tightly focused on our target market.

iMergent, Inc. (formerly known as Netgateway, Inc.) was incorporated as a Nevada corporation on April 13, 1995. In November 1999, it was reincorporated under the laws of Delaware.  Effective July 3, 2002, we changed our corporate name to “iMergent, Inc.” to better reflect the scope and direction of our current business activities of assisting and providing web-based technology solutions to small companies and entrepreneurs who are seeking to establish a viable eCommerce presence on the Internet. Effective July 2, 2002, we effected a 1:10 reverse split of our shares of common stock and reduced the authorized number of shares of common stock from 250,000,000 to 100,000,000.

Industry Background

The Internet economy has transformed the way business is conducted. To address this more competitive environment, successful companies must market dynamically, compete globally and communicate with a network of consumers and partners. Introducing a business to the Internet economy can unleash new opportunities for that business that drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies must be able to offer and/or deliver their services and products through the Internet to capitalize on this potential.

By December 31, 2005, Netratings.com estimated that U.S. Internet users would increase to over 205.3 million. InternetWorldStats.com reported that there were over 1.0 billion Internet users worldwide as of September 2004.

The continued growth of business-to-consumer eCommerce and the growing acceptance of eCommerce as a mainstream medium for commercial transactions, presents a significant opportunity for companies, including small businesses and entrepreneurs. To take advantage of this opportunity they must extend their marketing and sales efforts to the Internet, and existing businesses often must transform themselves to successfully conduct commerce by means of the Internet. A company seeking to effect such a transformation or launch a business on the Internet often needs outside technical expertise to assist in identifying viable Internet tools, and to develop and implement strategies within a realistic budget. If the company or entrepreneur believes a rapid transformation or launch will lead to a competitive advantage, this assistance takes on even greater importance.

We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of companies (e-Services companies) offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, Website design and hosting. According to the U.S. Department of Commerce there are 24.7 million small businesses and entrepreneurs in the U.S. and 1.0 million new businesses start up each year. We believe there is a large, fragmented and under-served population of companies searching for professional services firms that offer turnkey business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

We believe few of the existing e-Services providers targeting small businesses and entrepreneurs have the range of product and service offerings that focus on the specific and dynamic needs of this market. We believe this market requires an easy to adopt platform of product and services offerings that assists in a coordinated transformation or launch of a business in a way that embraces the opportunities presented by the Internet. Accordingly, we believe these organizations are increasingly searching for turnkey solutions to business-to-consumer eCommerce focused on their requirements. These requirements include training, education, technology, creative design, transaction processing, data warehousing/hosting, transaction reporting, help desk support and consulting. Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and client practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

Our Business

Offering Services to Small Businesses and Entrepreneurs

We offer a continuum of services and technology to the small business owner and entrepreneur. Our services start with a complimentary 90-minute informational “Preview Training Session” for those interested in extending their business to the Internet. These Preview Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet. We typically conduct 40 to 70 sessions each week. At these Preview Training Sessions, our instructors (1) preview the advantages of establishing a website on the Internet, (2) answer in general terms many of the most common questions new or prospective Internet merchants have, (3) explain in general terms how to develop an effective marketing and advertising strategy, and (4) how to transform an existing “brick and mortar” company into a successful eCommerce enabled company.

Approximately two weeks after each Preview Training Session, we return to conduct an intensive eight hour Internet training workshop which delivers Internet eCommerce and website implementation training to a subset of the small business owners and entrepreneurs who attended the Preview Training Session. At the Internet training workshop, attendees learn more of the details, requirements, demand, tips, and techniques needed to extend an existing “brick and mortar” company to the Internet or to launch an entirely brand new eCommerce business. They learn how to open and market an Internet business, including a plain English explanation of computer/Internet/technical requirements and eCommerce tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

At the workshop, the attending small business owner or entrepreneur, is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and thereby become an Internet merchant and customer of the Company.

The integrated package includes:

•                                          A license to create up to three different, fully eCommerce enabled websites, with the option to host those websites on the Company’s servers

•                                          Access to our detailed resource center of Internet marketing information

•                                          Helpdesk technical support via on-line chat, email, and telephone

•                                          Tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.)

•                                          Merchant accounts for real-time on-line credit card processing

•                                          Testing and marketing tools

The license to our StoresOnline software and website development platform permits the client to create up to three custom websites. If the clients prefer, for an additional set-up fee, they can use our development team to assist with the design and setup of the website. Clients can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. The websites hosted by us allow the clients to take advantage of our highly regarded hosting and support services.

Following the initial license sale, we seek to provide additional technology and services to our clients. We offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content, pages powered by Macromedia® Flash and Director programming techniques. We have partnered with third-party coaching and training companies who offer our clients additional marketing tools for their web businesses combined with an option of a ten-week coaching and mentoring program or a live two-day advanced training session. We receive a commission from these training companies when our clients purchase any of their products and services. For a fee, we allow third parties to market to our clients in our Preview Training Session workshops, and through direct marketing, other products and services which are complimentary with our own products and services. Furthermore, we continue to explore ideas, products and services to enhance ongoing customer training and assistance.

We are seeking to increase both the number of Preview Training Sessions and workshops in the United States, and internationally. Initially, we are making product and services offerings into selected English-speaking countries in the Asia Pacific region, Canada and Europe. Our experience indicates our turnkey products and services for small businesses and entrepreneurs enjoy a first mover advantage in these markets. We are continuing to test and grow our international market strategies based on our experiences.

Seasonality

Our revenues are subject to seasonal fluctuations. The first and second calendar quarters (our third and fourth quarters) are generally stronger than the third and fourth calendar quarters (our first and second fiscal quarters). Responses to our marketing for our Preview Sessions and Workshops appear to be lower during the period from June 15 through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe a key component of our success comes from a number of new, recently developed technologies. We believe these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses. Our technologies include, our website development software (StoresOnline Pro), advanced editing liberties in terms of content and website creation, dynamic Image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform has been continuously enhanced over the past decade to become one of the most innovative website-building environments available today. The software platform, StoresOnline Pro, sets the standard as small business owners and entrepreneurs offer their products and services around the globe. Features and functions include:

•                  During website development, our customers can experience the look and feel of their websites as if they were their own customers. They can shop, navigate, order products, track orders, and more. Should they want to change or add more elements, they can edit, rearrange, add, and delete the elements all within a dynamic, point-and-click environment.

•                  All designs are customized and unique, based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to compliment their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment.

•                  Blogs, online journals, message boards, and forums are easily integrated into the content of the website. As administrators, the customers have full control in terms of filtering content, allowing images, and other Blog, message board, and forum permissions.

•                  Customizable forms address customer-specific needs. By using customized forms, our customers can set up secure, encrypted forms with improved ease to collect sensitive information from their customers. This is especially useful for service-based businesses, as these forms can be used for job, loan, or insurance applications, questionnaires, bids, quotes, etc.

Sales and Marketing

Because most of our products are sold to persons who have attended both our workshop session and our Preview Training Session, we make a significant investment to get the potential customers to our workshops. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model which are intended to further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers.

We advertise our Preview Training Sessions in direct mail and e-mail solicitations targeted to potential customers meeting established demographic criteria. The mailing lists we use are obtained from list brokers. The direct mail and e-mail pieces are sent several weeks prior to the date of the Preview Training Session. Announcements of upcoming Preview Training Sessions also appear in newspaper advertisements and radio spots in scheduled cities. Finally, we promote our Preview Training Sessions and workshop sessions through other third-party training companies.

Research and Development

During the year ended June 30, 2005, we invested $788,000 in the research and development of our technologies. Almost all of this investment was for our StoresOnline Pro software platform. Our research and development efforts in fiscal 2005 focused on production and refinement of the StoresOnline Pro platform, which was released in fiscal 2005. In general, our research and development efforts during fiscal 2005 consisted of the following:

•                  StoresOnline Pro production and release, which included the ability to design the look and feel of the site within the point-and-click environment.

•                  Enhanced interactive documentation (i.e. topical subjects, video instruction, bookmarks for topical study, and searchable content) for instructional need.

•                  Enhanced Merchant Services Area to include searchable content, as well as bookmarks for topical study, with the addition of several new marketing topics.

•                  Integration of Froogle.com for customer product feeds.

•                  Enhanced ability to recover/restore website content.

•                  Created customer relationship management tools and interaction with hosted domain name management, email alias management, and revised permission marketing management.

•                  Ability to deploy our software on any server platform.

Competition

Our markets are becoming increasingly competitive. Our competitors include companies that sell through workshop formats like ours, as well as portals, application service providers, software vendors, systems integrators and information technology consulting service providers.

Most of these competitors do not yet offer the full range of Internet professional services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could materially adversely affect our business prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

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

Expected technology advances associated with the Internet, increasing use of the Internet, and new software products are welcome advancements that should broaden its viability as a marketplace. We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future. We believe we can continue our success by periodic revision of our methods of doing business and by continuing our expansion into international markets where we believe there is an overall lower level of competition.

Intellectual Property

Our success depends in part on using and protecting our proprietary technology and other intellectual property. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon un-patented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements.

Although we believe that we have taken appropriate steps to protect our intellectual property rights, including requiring that employees and third parties who are granted access to our intellectual property enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire un-patented technologies or products similar to or superior to ours.

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

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. We may in the future be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could be costly and divert our attention from our business. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business prospects, financial condition and results of operations.

Employees

As of February 18, 2006, we had 221 full-time employees, including 5 executive personnel, 113 in sales and marketing, 8 in the development of our e-Commerce solutions, 17 in website production, 53 in customer support, and 25 in general administration and finance. We also draw from a pool of 24 independent contractors who speak at our Preview Training Sessions and workshops.

Governmental Regulation

We are subject to regulations applicable to businesses generally. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We believe that we do not offer our customers a “business opportunity” or a “franchise” as those terms are defined in applicable statutes of the states in which we operate. We believe that we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e. to cancel the sale) for workshop purchases. Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rights in the United States. These rights could reduce our sales if a significant number of customers who purchase products and services at our workshops elected to exercise those rights.

We are also subject to an increasing number of laws and regulations directly applicable to access to, and commerce on, the Internet. In addition, due to the increasing popularity and use of the Internet, it is probable that additional laws and regulations will be adopted in the future, addressing issues such as user privacy and pricing and quality of products and services. The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

Item 1A.                 Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our consolidated financial statements and the related notes.

Our business prospects, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of

(i) our limited operating history and (ii) the emerging nature of the markets in which we compete. We have generated positive cash flows from operating activities since fiscal 2002. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital should we seek to do so. Our quarterly results may fluctuate based on the following factors, among others:

•                  our ability to attract and retain customers

•                  one time events that negatively impact attendance and sales at our Preview Training Sessions and Internet training workshops

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

•                  changes to our business model resulting from regulatory requirements

•                  our ability to control our costs

•                  our ability to attract, train and retain skilled management, strategic, technical and creative professionals

•                  technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally

•                  the availability of working capital and the amount and timing of costs relating to our expansion

•                  general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

Our ability to use our net operating loss carryforwards may be reduced. This could adversely affect our results of operations and cash flows.

Our net operating loss carryforwards (“NOL”), which total approximately $12,475,000 as of June 30, 2005, are subject to certain limitations. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOL if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two ownership changes, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.

Future changes in ownership of more than 50 percent may limit the use of these carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected by this limitation if we cannot receive the full benefit of the NOL. An ownership change could occur as a result of circumstances that are not within our control.

From time to time we are and have been the subject of governmental inquiries and investigations as well as lawsuits that could require us to change our sales and marketing practices or pay damages or fines which could negatively impact our financial results.

Throughout our history we have received inquiries from and have been made aware of investigations by the Federal Trade Commission and government officials and agencies in many of the states and certain countries in which we operate. We have also been sued by customers who are dissatisfied with our products and services. We believe that, to date, we have generally been successful in addressing the concerns raised by these matters through one or more of the following:  the provision of a more complete explanation of our business, minor modifications of our sales and marketing practices, and direct dialogue with customers to resolve their concerns on a mutually satisfactory basis. Nevertheless, there can be no assurance that the ultimate resolution of the currently pending or possible future lawsuits, inquiries or investigations will not have a material adverse effect on our business or results of operations.

We depend on our senior management. Our loss of these individuals could put us at a serious disadvantage.

We depend on the continued services of our key personnel, including but not limited to our president, chief executive officer, chief financial officer, chief technical officer and vice-president of operations, as well as the speakers at our Preview Training Sessions and workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel in all areas if we are to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

We may acquire businesses or pursue acquisitions of complementary service or product lines and technologies that may involve financial, integration and transaction completion risks that could adversely affect our operations.

From time to time, we have evaluated and in the future may evaluate potential acquisitions of businesses, services, products or technologies. These acquisitions may dilute our existing stockholders or cause us to incur debt and contingent liabilities, and expenses to amortize related tangible or intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We have no present commitment or agreement with respect to any material acquisition of other businesses, services, products or technologies.

We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so it may require us to raise additional working capital.

We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are either sold to one of several third-party finance companies, with or without recourse, or are retained by the Company and the collection activity is serviced by a third party. Thereafter, we sometimes seek to sell the serviced contracts to the servicer or other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business. Although we have not recently experienced difficulties selling our installment contracts at the levels our cash requirements dictate, a recurrence of those conditions would likely require us to raise additional working capital to allow us to service these assets on our own. Since May 2004, the Company has not sold installment contracts with any recourse provisions.

We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers.

Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account and requires that we keep reserves on deposit with it to protect the financial institution against losses it may incur with respect to the account. Although this is not currently the case, we have, in the past, experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and rate of charge-backs. If we were to experience a significant reduction in or loss of these accounts our business would be severely and negatively impacted.

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

We are subject to compliance with securities laws, which expose us to potential liabilities, including potential rescission rights.

We, together with certain current and former officers, current and former directors, and Grant Thornton LLP, are Defendants in a “consolidated class action” complaint alleging violations of federal securities laws by the Company and Grant Thornton LLP. The suit seeks unspecified damages, including attorneys’ fees and costs. The Company disputes the allegations raised, but has not filed a substantive responsive pleading or discovery due to a discovery stay. The court has not yet determined a lead plaintiff or lead law firm. There have also been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company and current and former directors of the Company. The Company has successfully requested delays in filing responses due to the consolidated class action.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state laws. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

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

In particular, our private placement conducted January-April 2001 to a group of our then long-time stockholders who were accredited investors occurred in part while a dormant, i.e., not effective, registration statement was on file with the SEC with respect to a public offering of our common stock by a third party deemed by current SEC interpretations to be an offering by us. Although we believe that these unregistered securities were issued pursuant to an available exemption under applicable securities laws, we are aware of current interpretations of securities regulators that are inconsistent with our view. If our interpretation proves incorrect then, among other consequences, the purchasers of such securities would be entitled to exercise rescission rights with respect to their investment in us. If such rights were exercised by these investors, we would be liable to them in an amount equal to the total proceeds of such offering, approximately $2,100,000 plus interest at rates determined by state statutes from the date of such offering to the date of payment. We believe that, if such an offer of rescission was made to these investors at this time, it would not be accepted. If we were required to make such an offer and it was accepted, then the required payments would exceed our cash resources and would require us to seek additional financing, most likely in the form of additional issuances of common stock, to make such payments and would materially and adversely effect our financial condition.

In October 2005, the Securities and Exchange Commission’s Division of Enforcement (“Enforcement”) notified the Company that it had initiated an investigation. The Company is responding to Enforcement’s requests for documents and intends to cooperate fully during the investigation. We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations. The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions. It is not possible to accurately predict at this time when matters relating to the investigation will be completed, the final outcome of the investigation, what, if any, actions may be taken by Enforcement or by other governmental agencies in federal, state or foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements, results of operations, business prospects or liquidity.

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

Our operations could be hurt by terrorist attacks, fear of disease and other activity and events that make air travel difficult or reduce the willingness of customers to attend our workshops.

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

We are continuing to expand our operations into selected international markets. Although we continue to expand into these markets cautiously there are difficulties inherent in doing business in international markets such as:

•                  cultural, language and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our Preview Training

Sessions and Internet training workshops and/or lower than anticipated sales

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

Directors and executive officers beneficially own approximately 10% of our common stock and their interests could conflict with other stockholders.

Our current directors and executive officers beneficially own approximately 10% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

As eCommerce continues to evolve it is subject to increasing regulation by federal, state, and foreign agencies. Areas subject to regulation include but may not be limited to the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of eCommerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on eCommerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

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

We are aware of lawsuits filed against certain of our competitors regarding the presentment of advertisements in response to search requests on “keywords” that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us. Many parties are actively developing search, indexing, eCommerce and other Web-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future.

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

Investors could incur immediate and substantial dilution.

Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2005, we had outstanding stock options to purchase approximately 1,100,000 shares of common stock. To the extent that such options are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts that may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. Our bylaws contain provisions regulating the introduction of business at annual stockholders’ meetings by anyone other than the board of directors. These provisions may have the effect of making it more difficult, delaying, discouraging, preventing or rendering more costly an acquisition or a change in control of our Company.

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

Further, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. Such terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

Our stock price and its volatility and our listing may make it more difficult to resell shares when desired or at attractive prices.

Our stock being listed on the American Stock Exchange may limit the scope of potential investors. We withdrew an application for listing on the NASDAQ Small Cap Market as we believed a listing on the American Stock Exchange was in the best interests of our shareholders and would be more expeditious; the withdrawal may be perceived as negative which could affect the value of our common stock. In addition, the market for our common stock may not always be an active market.

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

The American Stock Exchange (AMEX) notified the Company in a letter dated January 31, 2006 that its stock is subject to being delisted as it has not met the requirements of its current plan of compliance to submit its Form 10-K for the fiscal year ended June 30, 2005 and its Form 10-Q for the period ended September 30, 2005 by January 31, 2006. On February 28, 2006, AMEX further notified the Company that it was also subject to delisting as the Company had not filed its Form 10-Q for the period ended December 31, 2005 in a timely manner. The

Company filed an appeal to the AMEX delisting notice requesting a hearing before an AMEX panel. The appeal automatically stayed the delisting of iMergent’s common stock. The Company filed the delinquent Form 10-K and Forms 10-Q prior to the appeal hearing.

Future sales of common stock by our existing stockholders and by holders of warrants and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 28, 2006, we had outstanding 12,133,930 shares of common stock. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of lock-up agreements.

Item 1B.                 Unresolved Staff Comments

On May 19, 2005, the Securities and Exchange Commission’s Division of Corporation Finance (“SEC”) notified us that they had reviewed our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2004. They sent a letter of comments and requested we answer their questions and provide additional information. We exchanged correspondence with members of the SEC staff and provided them with additional information. As a result of the correspondence with the SEC, the Company conducted an evaluation of its revenue recognition policies. In August 2005, after consultation with the Company’s then independent registered public accounting firm, Grant Thornton LLP, management concluded, with the concurrence of the Audit Committee of the Board of Directors, to correct certain accounting errors and restate the Company’s previously issued financial statements, and that further evaluation of the Company’s revenue recognition policies would be required. As part of that evaluation, the Company engaged a third-party consulting firm, AlixPartners LLC, to assist the Company in its determination of the appropriate interpretation and application of U.S. generally accepted accounting principles (US GAAP) relating to revenue recognition. In October 2005, the Audit Committee dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm and appointed Tanner LC as the Company’s independent registered public accounting firm. In February 2006, based, in part, on the Company’s discussions with the SEC and with the concurrence of the Company’s independent registered public accounting firm, the Company concluded its review of its revenue recognition policies under US GAAP. The SEC will, as part of its process, review this Form 10-K filing. Material errors in the Company’s previously issued financial statements were identified in the following areas:

Revenue Recognition - Product and Other Revenue

The Company previously recognized revenue from the sale of its SOS software license and other products when the products were delivered to customers and after the customers’ three-day rescission period expired. Additionally, for customers’ purchases under EPTA contracts, the Company would recognize revenue at the time when the products were delivered to the customers and after the customers’ three-day rescission period expired and the Company would establish allowances for doubtful accounts and recognize bad debt expense.

The Company would recognize revenue from the sale of website set-up services, hosting services and customer support as the services were performed based upon the fees specifically collected for those services.

The financial statements have been corrected to recognize fees collected from product and other sales as revenue ratably over five years, the period over which website and software access services are expected to be performed.

Accounting for Factored Trade Receivables

During the fiscal years ended June 30, 2004 and 2003, the Company sold some of its trade receivables subject to certain recourse provisions. These sales were historically accounted for as transfers of financial assets. The financial statements have been corrected to reflect these transactions as collateralized borrowings in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The collateralized borrowings are presented as “Trade receivables pledged” and “Collateralized borrowings” in the accompanying consolidated balance sheets.

Other Corrections

During the Company’s process of restating its previously issued financial statements, certain less significant corrections and reclassifications were made to certain balance sheet and statement of operations accounts.

Accounting for Income Taxes

During the fiscal years ended June 30, 2004 and 2003, the Company’s income before income tax provision was restated to correct for certain accounting errors brought about by the matters previously discussed, resulting in losses before income tax provision. In conjunction with the restatements, the Company evaluated the realizability of its net deferred income tax assets. Consequently, the Company recorded a valuation allowance against 100% of its net deferred income tax assets during all periods presented to reflect its determination that its deferred income tax assets did not meet the criteria of “more likely than not” to be realized pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.”

Item 2.                    Properties

Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. The property consists of approximately 21,000 square feet leased from an unaffiliated third party. The lease terminates on September 30, 2009. The annual rent for our fiscal year ending June 30, 2006 will be approximately $300,000. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet training workshops. We are under no long-term obligations to such hotels.

Item 3.                    Legal Proceedings

From time to time, we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various cities, county, state and/or federal regulations involving sales and marketing practices. We have and do respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. To date we have been able to resolve these matters on a mutually satisfactory basis and we believe that we will be successful in resolving the currently pending matters. However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.

On February 14, 2005, the state of Texas notified us of its intent to file an action against us, which was in fact filed on February 21, 2005. The action was against iMergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791. The Petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law. The Company further disputed there has been any instances of fraud. On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 into a refund pool to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers, the remaining funds in the refund pool may be applied to the $60,000 in legal fees, the remainder of the refund pool will go into an educational fund for the state of Texas. The Company agreed to certain actions, which the parties agreed would clarify the business practices of the Company. There was no limitation on the Company conducting business in the state of Texas, and no material negative impact on the operations of the Company.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and current and former directors, in the U.S.

District Court for the District of Utah. Civil No. 2:05cv00204 DB. This was followed by numerous similar complaints. The Court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of the federal securities laws” against the Company, certain current and former officers, and current and former directors, together with the former independent registerd public accounting firm for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of securities laws claiming that the defendants either made or were responsible for the making of material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures, which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action,” a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, current and former directors, and Grant Thornton LLP. The group in subsequent filings refers to itself as the “accounting restatement group” (ARG) and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company. The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference,” the court determined that the complaint filed by the ARG should be substituted as the new consolidated amended complaint and further ordered a new notice to be sent allowing allegedly affected stockholders to petition to be lead plaintiff in the consolidated amended complaint, and the court will subsequently determine the lead law firm. The Court further ordered that the discovery stay imposed under applicable federal law, which controls the administration of class action, remain in place. The court has not yet determined a schedule by which it will determine the new lead plaintiff and law firm. In addition to the foregoing there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company and current and former directors of the Company. The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, the Company met with a representative of the Ventura County Distric Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693), and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP Act”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. We dispute that we are subject to or have violated the SAMP Act. We continue to discuss resolution of the matter with representatives of the Ventura County D.A.’s office and representatives of the office of the California Attorney General, while providing information to support our position.

On June 1, 2005, the Australian Competition and Consumer Commission (ACCC) filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing us from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case. We were also required to inform potential customers that the ACCC has commenced proceedings in the Federal Court of Australia. We have denied all of the allegations raised by the ACCC, and a final hearing on the complaint raised by the ACCC is currently scheduled for May 29, 2006.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline in the Marion Superior Court, Case Number 490070601PL001792. The petition alleged that the Company sells a business opportunity and alleged violations of the Indiana Consumer Protection Act. The petition sought refunds totaling $32,292 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company is in discussions with the Office of the Attorney General and is providing information to support its position.

On October 24, 2005, the Company announced it had been notified by the Securities and Exchange Commission (SEC) that it had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

We also are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

Item 4.                    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock began trading on the American Stock Exchange on August 16, 2004 under the symbol “IIG.”  From July 3, 2002 to August 13, 2004, our common stock traded on the Nasdaq OTC Bulletin Board under the symbol “IMGG.”  From January 10, 2001 to July 2, 2002, our common stock traded on the OTC Bulletin Board under the symbol “NGWY.”  Between November 18, 1999 and January 9, 2001, our common stock traded on The Nasdaq National Market under the symbol “NGWY.”  The following table sets forth the range of high and low bid prices as reported on the American Stock Exchange or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated, all of which reflect the 1:10 reverse stock split effected on July 2, 2002.

	High	Low

Fiscal 2005
Fourth Quarter	$14.35	$7.57
Third Quarter	26.50	9.25
Second Quarter	15.50	8.20
First Quarter	10.74	6.05
Fiscal 2004
Fourth Quarter	$11.40	$6.43
Third Quarter	12.95	8.25
Second Quarter	9.10	5.73
First Quarter	7.10	4.00
Fiscal 2003
Fourth Quarter	$4.45	$1.55
Third Quarter	2.31	1.50
Second Quarter	2.30	1.00
First Quarter	1.45	1.10

With respect to bid prices reported for the periods in which our common stock was traded on the OTCBB, the bid prices indicate the prices that a market maker was willing to pay. These quotations did not include retail markups, markdowns or other fees and commissions and may not have represented actual transactions.

Security Holders

There were 413 and 508 holders of record of our shares of common stock as of June 30, 2005 and 2004, respectively.

Dividends

We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Therefore, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2005, and the consolidated balance sheet data as of June 30, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this document. The consolidated statement of operations data for each of the two years ended June 30, 2002, and the consolidated balance sheet data as of June 30, 2002 and 2001 are derived from unaudited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended June 30,
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:

Revenue	$39,075	$20,209	$12,259	$7,916	$35,655

Loss from continuing operations	(29,517)	(25,446)	(15,630)	(15,325)	(2,626)
Loss from discontinued operations	—	—	—	—	(286)
Extraordinary items	—	—	—	—	(727)
Net loss	(29,517)	(25,446)	(15,630)	(15,325)	(3,639)

Loss per common share:
Loss from continuing operations	$(2.49)	$(2.25)	$(1.42)	$(2.61)	$(1.18)
Loss from discontinued operations	—	—	—	—	(0.12)
Loss from extraordinary items	—	—	—	—	(0.33)
Basic and diluted net loss per common share	$(2.49)	$(2.25)	$(1.42)	$(2.61)	$(1.63)

Basic and diluted weighted average common shares outstanding	11,835	11,330	11,019	5,874	2,228

	As of June 30,
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$10,691	$4,957	$2,306	$520	$149
Working capital (deficit)	(6,212)	(12,793)	2,484	26	(11,677)
Total assets	38,927	26,602	12,823	10,871	5,600
Deferred revenue	114,050	68,990	36,077	18,291	6,034
Debt and collateralized borrowings	763	5,847	4,335	4,821	3,435
Capital lease obligations	170	257	26	109	38
Stockholders’ deficit	(83,603)	(55,568)	(30,864)	(15,480)	(9,731)

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” and elsewhere in this report. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

General

We have experienced significant growth in the operations of our business for the past several years. Although we have incurred significant losses from operations for financial reporting purposes, we have generated positive cash flows from operating activities for the past three years. The following discussion further expands on these trends and the anticipated effects of future changes in our business model.

During the years ended June 30, 2005 (fiscal 2005) and June 30, 2004 (fiscal 2004), we expanded our sales and marketing efforts into international, English-speaking markets, including Canada, the UK, Australia, New Zealand, Singapore, and Malaysia.

Restatement of Previously Issued Financial Statements and Review by the Securities and Exchange Commission

On May 19, 2005, the Securities and Exchange Commission’s Division of Corporation Finance (“SEC”) notified us that they had reviewed our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. They provided us with a letter of comments and requested that we respond to their questions and provide additional information. In connection with responding to the SEC, the Company conducted a thorough review of its revenue recognition policies. In August 2005, after consultation with the Company’s then independent registered public accounting firm, Grant Thornton LLP, management and the Audit Committee of the Board of Directors concluded, that there had been accounting and reporting errors requiring restatement of the Company’s previously issued financial statements, and further evaluation of the Company’s revenue recognition policies would be required. The Company engaged a third-party consulting firm, AlixPartners LC, to assist the Company in its determination of the appropriate interpretation and application of U.S. generally accepted accounting principles (US GAAP) relating to revenue recognition. In October 2005, the Audit Committee dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm and appointed Tanner LC as the Company’s independent registered public accounting firm. In February 2006, based, in part, on the Company’s discussions with the SEC and with the concurrence of Tanner LC, the Company concluded its review of its revenue recognition policies under US GAAP. Errors in previously issued financial statements were identified in the following areas:

Revenue Recognition - Product and Other Revenue

The Company previously recognized revenue from the sale of its SOS software license and other products when the products were delivered to the customer and after the customers’ three-day rescission period expired. For customer purchases under extended payment term arrangements (EPTA) contracts, the Company recognized revenue at the time when the products were delivered to the customer and after the customers’ three-day rescission period expired. The Company would establish an allowance for doubtful accounts and recognize bad debt expense based on historical collection experience.

The Company recognized revenue from the sale of website set-up services, hosting services and customer support (PCS) as the services were performed based upon the fees specifically charged for those services.

The accompanying financial statements have been corrected and restated to recognize fees collected from product and other sales as revenue ratably over five years, the period over which access services are expected to be performed.

Accounting for Factored Trade Receivables

During fiscal 2004 and 2003, the Company sold portions of its trade receivables to third parties, subject to certain recourse provisions. These sales were historically accounted for as transfers of financial assets. The financial statements have been corrected and restated to reflect these transactions as collateralized borrowings in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The collateralized borrowings are presented as “Trade receivables pledged” and “Collateralized borrowings” in the accompanying consolidated balance sheets.

Other Corrections

During the Company’s process of restating its previously issued financial statements, certain less significant corrections and reclassifications were made to certain balance sheet and statement of operations accounts.

Accounting for Income Taxes

For fiscal 2004 and 2003, the Company’s income (loss) before income tax provision was restated to correct for various accounting errors. As a result of these restatements, the Company presented losses before income tax provision for all years. In connection with the restatements, the Company re-evaluated the realizability of its net deferred income tax assets. Through June 30, 2005, the Company recorded a valuation allowance against 100% of its net deferred income tax assets reflecting management’s determination that the Company’s net deferred income tax assets are not “more likely than not” of being realized pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”.

Securities and Exchange Commission Investigation

In October 2005, the Securities and Exchange Commission’s Division of Enforcement (“Enforcement”) notified the Company that it had initiated an investigation. The Company has responded to Enforcement’s requests for documents and intends to cooperate fully during the investigation.

We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations. The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions. It is not possible to accurately predict at this time when matters relating to the investigation will be completed, the final outcome of the investigation, what, if any, actions may be taken by Enforcement or by other governmental agencies in federal, state or foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements, results of operations, business prospects or liquidity.

Notice of Delisting from the American Stock Exchange

The American Stock Exchange (AMEX) notified the Company in a letter dated January 31, 2006 that its stock is subject to being delisted as it has not met the requirements of its current plan of compliance to submit its Form 10-K for the fiscal year ended June 30, 2005 and Form 10-Q for the quarterly period ended September 30, 2005 by January 31, 2006. On February 28, 2006, AMEX further notified the Company that it was also subject to delisting as the Company had not filed its Form 10-Q for the period ended December 31, 2005 in a timely manner. The Company filed an appeal to the AMEX delisting notice requesting a hearing before an AMEX panel. The appeal automatically stayed the delisting of iMergent’s common stock. The Company has filed the delinquent Form 10-K and Forms 10-Q prior to the appeal hearing.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the market we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance. We operate with a June 30 fiscal year end and we experience seasonality in our business. Revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee. There are currently five members of the Board of Directors, three of whom make up the Audit Committee. The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an “audit committee financial expert” as defined under the rules adopted by the SEC.

A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS). The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customer desires. When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites. Additionally, the Company provides website setup services and customer support for incremental fees. When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option. If the customers choose to host with the Company, the Company will host the websites for an additional fee. Customers also have the option to create their websites on their own (without access to the Company website) and the option to host their websites with another hosting service. In fiscal 2005, the Company completed its certification as an eBay solution provider. Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited free access to the SOS software on the Company’s servers (access service), even though the Company was not legally obligated to do so. This access service was provided at no additional cost to the customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service. Consequently, the Company had not established vendor specific objective evidence (VSOE) of fair value for the access service.

The American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2) requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered. However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software. In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed. The Company has determined the access service period to be five years.

Therefore, for the fiscal years presented in the accompanying consolidated financial statements, all fees collected for sales of the software products, setup services, customer support, hosting services, and on-line auction training workshops have been deferred and are being recognized ratably over the five-year access service period, net of expected customer refunds. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers in being successful with their businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19.

Impact on Revenue Recognition in Fiscal 2006 due to Subsequent Change of Business Model

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS software prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support. The Company’s general counsel has reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company has the legal right to limit the “free” access service to one year for all existing customers and that such position would be upheld by a court of law. In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

Additionally, beginning December 20, 2005, all new customers are no longer offered the “one-year free” customer support and access services in connection with their purchases of software licenses. All sales after that date require the customers to pay separately for customer support and access services either on a monthly basis or an annual basis.

As a result of this change in business model in December 2005, the Company:  (1) established VSOE of fair value for the combined access and customer support services, and (2) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004. Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method). The Company recognized approximately $117,500,000 (unaudited) of previously deferred product and other revenue during the quarter ended December 31, 2005 as a result of this change in business model.

Revenue is not recognized until after the customers’ three-day rescission rights have expired.  Sales of SOS software licenses are recognized as revenue at the time the software is delivered (assuming VSOE of fair value of all elements in multiple-element arrangements have been established).  Revenue recognized is based upon the total fees collected less the VSOE of fair value of any undelivered products or services that do not involve significant production, modification, or customization of the SOS software.

Fees for SOS software licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, SOP 97-2 requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable. Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

Fees collected for services, including customer support, website access, and website hosting, are recognized as revenue over the period during which the services are expected to be performed, based upon the VSOE of fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers in being successful with their businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

Allowance for Doubtful Accounts

For more than seven years, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the internet training workshops. The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the condensed consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of deferred revenue balances, the future benefit of net operating loss carryforwards, and allowances for bad debts. We record a valuation allowance to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current earnings trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing lawsuits and contingencies in determining the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed. As of June 30, 2005 and 2004, we have recorded a tax valuation allowance against 100% of our net deferred income tax assets.

This determination was made after taking into consideration limitations on the utilization of net operating loss carryforwards (“NOLs”) imposed by Section 382 of the Internal Revenue Code (“Section 382”). Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of our Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains.

Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized. Consequently, the corresponding valuation allowance will be removed and we expect to recognize an income tax benefit of $11,703,000 during the quarter ended December 31, 2005 (the period in which the business model change took place). Because of these changes in December 2005, we expect to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.

Related Party Transactions

On July 1, 2003, John J. (Jay) Poelman retired and in connection therewith resigned as the Company’s Chief Executive Officer and as a Director of the Company. The Company had transactions with Electronic Commerce International, Inc. (“ECI”), Electronic Marketing Services, LLC. (“EMS”), and Simply Splendid, LLC (“Simply Splendid”), which prior to July 1, 2003, were considered related party transactions. These transactions are not considered related party transactions for fiscal 2005 and 2004 because Mr. Poelman is no longer an affiliate of the Company.

The Company offers its customers at its Internet training workshops, and through telemarketing sales following the workshop, certain products intended to assist its customers to become successful with their businesses. These products include a live chat capability for the customers’ own websites and web traffic building services. The Company purchases some of these services from EMS. In addition, EMS provides us telemarketing services, selling some of the Company’s products and services to contacts provided to EMS by us. Ryan Poelman, owner of EMS, is the son of John J. Poelman, our former Chief Executive Officer and a former director. The Company paid EMS approximately $995,000 to purchase these services during fiscal 2003.

The Company sends complimentary gift packages to its customers who register for the Company’s workshop training sessions. An additional gift is sent to workshop attendees who purchase our products at the conclusion of the workshop. The Company utilizes Simply Splendid to provide some of these gift packages to the Company’s customers. Aftyn Morrison, owner of Simply Splendid, is the daughter of John J. Poelman, our former Chief Executive Officer and a former director. We paid Simply Splendid $421,000 to fulfill these services during fiscal 2003.

In each of the above-described transactions and business relationships, we believe that the terms under which business is transacted with all related parties are at least as favorable to us as would be available from an independent third party providing the same goods or services.

Results of Operations

Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004

Revenue

Our fiscal year ends on June 30. Revenues for the fiscal year ended June 30, 2005 (“fiscal 2005”) increased to $39,075,000 from $20,209,000 for the fiscal year ended June 30, 2004 (“fiscal 2004”), an increase of 93%. Product and other revenue increased to $24,895,000 in fiscal 2005 from $12,075,000 in fiscal 2004, an increase of 106%. The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred, due to increasing SOS license sales volumes between the years. The following table summarizes the activity within deferred revenue for the years ended June 30:

	2005	2004	2003
		(restated)	(restated)
	(in thousands)

Deferred revenue, beginning of year	$68,990	$36,077	$18,291

Add: product and other contracts written net of estimates for bad debts and financial discounts	69,955	44,988	25,526

Less: amounts recognized as product and other revenue	(24,895)	(12,075)	(7,740)
Deferred revenue, end of year	$114,050	$68,990	$36,077

We expect future product and other revenues to increase significantly from historical product and other revenues due to the change in our business model in December 2005, which is described above in our Critical Accounting Policies.

We anticipate that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to assist our customers achieve success with their Internet-related businesses.

The increase in revenues from fiscal 2005 compared to fiscal 2004 is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during fiscal 2005. The number of Internet training workshops conducted during fiscal 2005 increased to 740 (including 189 that were held outside the United States) compared to 544 (including 58 that were held outside the United States) during fiscal 2004. The average number of “buying units” in attendance at our workshops during fiscal 2005 was 87 compared to 89 during fiscal 2004. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit. Approximately 31% of the buying units made a purchase at the workshops during fiscal 2005 compared to 35% during fiscal 2004. The decrease in percentage of buying units making a purchase was the result of (1) the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers and (2) the three-day customer rescission period that began to be offered to customers in the latter half of fiscal 2004. The average workshop purchase increased during fiscal 2005 to approximately $5,000 compared to approximately $4,300 during fiscal 2004. The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops during fiscal 2005.

Commission and other revenue increased to $14,180,000 in fiscal 2005 compared to $8,134,000 in fiscal 2004, an increase of 74%. The increase was primarily attributed to the increase in customer purchases described above.

Net Contracts Written

As noted in our revenue recognition policies above for the years presented, US GAAP does not permit the Company to recognize revenue at the time contracts are written for the sale of its products. We believe that the net dollar volume of contracts written during each year is a relevant and meaningful statistic to the understanding of the operations of the Company. Net dollar volume of contracts written represents gross dollar sales contracts executed during the year, less estimates for bad debts and financial discounts related to products and services sold under EPTAs. The following table summarizes the net volume of contracts written during the years ended June 30:

	2005	2004	2003
		(restated)	(restated)
	(in thousands)

Total revenue recognized in financial statements	$39,075	$20,209	$12,259

Less: Product and other revenue recognized in financial statements	(24,895)	(12,075)	(7,740)

Add: Product and other contracts written, net of estimates for bad debts and financial discounts	69,955	44,988	25,526

Net dollar volume of contracts written	$84,135	$53,122	$30,045

Net dollar volume of contracts written during fiscal 2005 increased 58% from fiscal 2004. The increase is primarily attributable to the increase in number of training workshops and the increase in average workshop purchase, offset, in part, by the decrease in the percentage of buying units making purchases and the average number of buying units attending the workshops.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for fiscal 2005 increased to $29,276,000 from $18,642,000 for fiscal 2004, an increase of 57%. The increase in cost of revenue is consistent with the increase in net contracts written. Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2005 increased to $31,750,000 from $20,083,000 in fiscal 2004, an increase of 58%. The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during fiscal 2005. Trends in selling and marketing expenses will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in fiscal 2005 increased to $9,884,000 from $7,079,000 in fiscal 2004, an increase of 40%. The general increase in operations contributed to an overall increase in salaries and wages to approximately $3,900,000 in fiscal 2005 from $2,900,000 in fiscal 2004. Additionally, costs to service the collection of our trade receivables and receivables held for sale increased to approximately $2,200,000 in fiscal 2005 from $1,100,000 in fiscal 2004. The increase in costs to collect trade receivables increased primarily from the increase in trade receivables and the fact that we sold fewer trade receivables in fiscal 2005 than in fiscal 2004. The remaining increase primarily relates to increased accounting and auditing fees associated with the implementation of the provisions of Sarbanes-Oxley.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for fiscal 2005 was $3,773,000 compared to $1,720,000 in fiscal 2004, an increase of 119%. The increase is attributable to the increase in trade receivables retained by us. As discussed in Note 15 to the consolidated financial statements, in August 2005, we sold our domestic trade receivables. Consequently, we expect interest income to decrease in the near term until the trade receivables balance increases.

Income Tax Provision

As of June 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model prior to December 27, 2005. However, we generated taxable income for income tax purposes. For fiscal 2005, 2004 and 2003, we generated taxable income of approximately $11,600,000, $11,200,000, and $7,200,000, respectively. We are able to utilize our net operating losses to eliminate most, but not all, of our income tax liability. Consequently, we recorded an income tax provision of $614,000 in fiscal 2005 compared to approximately $1,130,000 in fiscal 2004.

Based upon our change in business model in December 2005, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized. We expect the corresponding valuation allowance will be removed and we will recognize an income tax benefit of $11,703,000 during the quarter ended December 31, 2005. Because of these changes in December 2005, we expect to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 31, 2005.

Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003

Revenue

Revenues for fiscal 2004 increased to $20,209,000 from $12,259,000 for fiscal 2003, an increase of 65%. Product and other revenue increased to $12,075,000 in fiscal 2004 from $7,740,000 in fiscal 2003, an increase of 56%. The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred, due to increasing SOS license sales volumes between the years. The following table summarizes the activity within deferred revenue for the years ended June 30:

	2005	2004	2003
		(restated)	(restated)
	(in thousands)

Deferred revenue, beginning of year	$68,990	$36,077	$18,291

Add: Product and other contracts written net of estimates for bad debts and financial discounts	69,955	44,988	25,526

Less: amounts recognized as product and other revenue	(24,895)	(12,075)	(7,740)

Deferred revenue, end of year	$114,050	$68,990	$36,077

The increase in revenues from fiscal 2004 compared to fiscal 2003 is attributed to the following factors. There was an increase in the number of Internet training workshops conducted in fiscal 2004 to 544 (including 58 that were held outside the United States) from 325 in fiscal 2003, (including 11 that were held outside the United States). In addition, the average number of “buying units” in attendance at our workshops during fiscal 2004 increased to 89, compared to 84 in fiscal 2003. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 35% of the buying units made a purchase at the workshop in fiscal 2004 compared to 32% in fiscal 2003. The average revenue per workshop purchase decreased in fiscal 2004 to approximately $4,300, compared to approximately $4,500 in fiscal 2003.

Commission and other revenue increased to $8,134,000 in fiscal 2004 compared to $4,519,000 in fiscal 2003, an increase of 80%. The increase was primarily attributed to the increase in customer purchases described above.

Net Contracts Written

Net dollar volume of contracts written increased from $30,045,000 in 2003, to $53,122,000 in 2004, or an increase of 77%. The increase is primarily attributable to the increase in number of training workshops, the increase in average number of buying units attending workshops, and the workshops’ percentage of buying units making purchases, offset, in part, by the decrease in average workshop purchase.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for fiscal 2004 increased to $18,642,000 from $11,015,000 during fiscal 2003, an increase of 69%. The increase in cost of revenue is somewhat consistent with the increase in net contracts written after considering efficiencies encountered at the workshops during fiscal 2004. In the future, trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred.

Cost of revenues includes related party transactions of $1,118,000 in fiscal 2003, which relationships no longer exist subsequent to that year. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business was transacted with those related parties were at least as favorable to us as would be available from an independent third party.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2004 increased to $20,083,000 from $12,615,000 in fiscal 2003, an increase of 59%. The increase in selling and marketing expenses is primarily attributable to the increase in the number of workshops held during fiscal 2004. Expenses were higher because of the greater number of attendees at our preview sessions and the associated expenses including advertising and promotional expenses necessary to attract the attendees. The increase in selling and marketing expenses was not as high as the increase in net contracts written primarily as a result of improved response rates to our marketing materials during fiscal 2004.

Selling and marketing expenses include related party transactions of $350,000 in fiscal 2003, which relationships no longer exist subsequent to that year. We have determined, based on competitive bidding and experience with independent vendors offering similar products and services, that the terms under which business was transacted with this related party were at least as favorable to us as would be available from an independent third party.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in fiscal 2004 increased to approximately $7,079,000 from $4,400,000 in fiscal 2003, an increase of 61%. The general increase in operations contributed to an overall increase in salaries and wages to approximately $2,900,000 in fiscal 2004 from $2,100,000 in fiscal 2003. Legal fees also increased to $845,000 in fiscal 2004 from $228,000 in fiscal 2003 as a result of the costs incurred to resolve various legal matters in Utah, California, and Washington. Accounting, tax and auditing fees increased to approximately $400,000 in fiscal 2004 from $175,000 in fiscal 2003 primarily as a result of the general increase in operations of the Company and the analyses that were performed relating to the utilization of the Company’s NOL’s. Additionally, costs to service the collection of our trade receivables increased to approximately $1,100,000 in fiscal 2004 from $681,000 in fiscal 2003. The increase in costs to collect on trade receivables increased primarily due to the increase in the volume of trade receivables during fiscal 2004 from fiscal 2003.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for fiscal 2004 was $1,720,000 compared to $818,000 in fiscal 2003, an increase of 110%. The increase is attributable to the increase in trade receivables retained by us.

Income Tax Provision

As of June 30, 2004 and 2003, we recorded a valuation allowance against 100% of our net deferred income tax assets because management determined that it was not more likely than not that the net deferred income tax assets would be realized under our business model existing prior to December 27, 2005. However, we generated taxable income for income tax purposes. For fiscal 2004 and 2003, we generated taxable income of approximately $11,200,000 and $7,200,000, respectively. We are able to utilize our net operating losses to eliminate most, but not all, of our income tax liability. Consequently, we recorded an income tax provision of approximately $1,130,000 in fiscal 2004 compared to $299,000 in fiscal 2003.

Liquidity and Capital Resources

As of June 30, 2005 we had a working deficit of $6,212,000 compared to $12,793,000 as of June 30, 2004. As of June 30, 2005, we had working capital, excluding deferred revenue, of $26,934,000 compared to $6,099,000 as of June 30, 2004. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other service revenue are expected to be insignificant. Consequently, we do not consider deferred revenue a factor that impacts our liquidity or future cash requirements. Although we have incurred losses since our inception for US GAAP purposes, we have generated flows from operating activities since fiscal 2003.

Cash and Cash Equivalents

As of June 30, 2005, we had $10,691,000 of cash and cash equivalents compared to $4,957,000 as of June 30, 2004. During fiscal 2005, 2004 and 2003, we generated positive cash flows from operating activities of $6,914,000, $1,317,000, and $2,063,000, respectively. Net cash provided by operating activities resulted primarily from cash collected on net contracts written during the period but for which the associated revenues have been deferred. The increase in net contracts written was offset, in part, by an increase in net trade receivables and receivables held for sale. The increase in trade receivables occurred due to the increase in net contracts written under EPTAs.

Trade Receivables and Receivables Held for Sale

Trade receivables and receivables held for sale net of allowance for doubtful accounts, totaled $21,024,000 as of June 30, 2005 compared to $9,302,000 as of June 30, 2004. Long-term trade receivables, net of allowance for doubtful accounts, were $1,754,000 as of June 30, 2005 compared to $5,583,000 as of June 30, 2004. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have the ability to sell our trade receivables for cash if we desire. In August 2005, we sold, without recourse, our receivables held for sale of $14,006,000 for the net carrying amount. We also entered into an agreement in August 2005 with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire. Under the provisions of this agreement, we may sell our domestic trade receivables to the third-party financing company at our net book value less seven percent for transaction fees and servicing costs. As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require. In the future, we may evaluate agreements with other third-party financing companies for the sale of our international trade receivables. Prior to May 2004, we have sold, on a discounted basis, generally with recourse, a portion of our trade receivables to third-party financial institutions for cash. These trade receivables were sold to various separate financial institutions with different recourse rights. Beginning in May 2004, we stopped selling trade receivables with recourse rights.

Accounts Payable

Accounts payable as of June 30, 2005 totaled $2,376,000, compared to $2,842,000 as of June 30, 2004. The aging of accounts payable as of June 30, 2005 was generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs. As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash. See “Liquidity and Capital Resources – Trade Receivables and Receivables Held for Sale,” for further information.

Additional Sources of Liquidity

In April 2004, we opened a $3,000,000 revolving loan agreement with Zions First National Bank. The agreement allowed us to borrow up to 80% of qualifying receivables up to $3,000,000 at prime plus 3% for a term of three years. We entered into the revolving loan agreement to provide additional liquidity so that we would not be required to sell all of our installment contracts to third-party financial institutions at the discounts described above.

In August 2004, we opened a $5,000,000 line of credit agreement with JPMorgan Chase and closed the $3,000,000 revolving loan agreement with Zions First National Bank. The agreement with JPMorgan Chase allowed us to borrow funds for a term of two years at LIBOR plus 2%. During the third quarter of fiscal 2005, we increased the line of credit to $15,000,000 and extended the term to three years. In conjunction with the sale of our receivables held for sale in August 2005, we closed the revolving line of credit agreement with JPMorgan Chase.

Capital Requirements – Contractual Obligations

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years	4 years and after
	(in thousands)
Operating leases (2)	$1,500	$298	$619	$583

Capital lease obligations (3)	170	91	79	—

Total contractual cash obligations	$1,670	$389	$698	$583

(1)          Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)          Represents our commitments associated with operating leases and includes contracts that expire in various years through 2007. Payments due reflect fixed rent expense.

(3)          Represents our obligation associated with various capital leases. See Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

None.

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first fiscal quarter of 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company expects the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company will recognize the allowable deductions as qualifying activities occur. The adoption of this Staff Position did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Staff Position No. 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The adoption of this staff position did not have a material effect on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in Accounting Research Bulletin No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on its results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest and foreign exchange rates.

As of June 30, 2005 we have $8,772,000 of trade receivables, net of allowance for doubtful accounts. These trade receivables typically bear interest of 18% for a term of 24 months. Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of June 30, 2005, we have approximately $10,500,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between 2005 and 2007. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in our foreign currency denominated trade receivables. These contracts are entered into at the beginning of each month and are settled at the end of each month. The Company does not intend to qualify these derivative instruments as hedges for accounting purposes. Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement of the options at the end of each month. During the year ended June 30, 2005, the Company recognized $182,000 in losses from foreign currency forward exchange contracts. No foreign currency forward exchange contracts were outstanding as of June 30, 2005 and no such contracts have been entered into subsequent to August 2005.

Item 8.                                                           Financial Statements and Supplementary Data

See Item 15(a) for an index to the consolidated financial statements and supplementary financial information.

Item 9.                                                           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On October 7, 2005, the Company’s Audit Committee dismissed Grant Thornton LLP (GT) as the independent registered public accounting firm for the Company.

GT’s reports at the time the financial statements of the Company were originally issued for the two fiscal years ended June 30, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended June 30, 2004 and 2003 and through October 7, 2005, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GT, would have caused GT to make reference to the subject matter of the disagreement(s) in GT’s reports. However, on August 18, 2005, due to management’s and the Audit Committee’s conclusion to restate the Company’s prior financial statements, GT’s opinions are no longer to be relied upon.

Effective October 7, 2005, the Company’s Audit Committee appointed Tanner LC (Tanner) as the Company’s independent registered public accounting firm. Tanner was not consulted by the Company on any matter described in Item 304(a)(2) of Regulation S-K prior to their appointment.

Item 9A.                 Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and they have concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)                                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005 as required by Exchange Act Rule 13a-15(c). Our management’s evaluation and assessment of our internal control over financial reporting identified the following three material weaknesses.

(1) As of June 30, 2005, our management did not have an accurate and complete understanding of U. S. generally accepted accounting principles (US GAAP) to properly record revenues from sales of software products and related services (multiple-element arrangements). Revenue should have been deferred and recognized over the period during which certain services within the multiple-element arrangements are expected to be performed. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

(2) As of June 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly record revenues from sales of software products and related services purchased through extended payment term arrangements (EPTAs). Because the collectability of the EPTAs was not determined to be “probable” under US GAAP, revenue should have been deferred and recognized over the period during which certain services within the multiple-element arrangements are expected to be performed or as cash payments are received from the customers, whichever occurs later. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

(3) As of June 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly account for the sale of trade receivables subject to recourse to third parties as secured borrowings as opposed to sales of those trade receivables. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in amounts recognized as trade receivables pledged and collateralized borrowings as of June 30, 2005 and 2004. We were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

As a result of these errors, our income tax provisions, deferred income tax assets and liabilities, and related disclosures also were required to be restated.

In making this assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described above, our management concluded that, as of June 30, 2005, our internal control over financial reporting was not effective based on those criteria.

Tanner LC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included below in the section titled, “Report of independent registered public accounting firm.”

(c)           Changes in internal control over financial reporting

We are in the process of remediating these weaknesses by entering into arrangements with third-party accounting and reporting experts to consult with and train management in these areas and to provide additional US GAAP resources for non-routine or complex accounting matters that may arise in the future.

Other than as set forth above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, or subsequently, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

 iMergent, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that iMergent, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of certain material weaknesses in the Company’s system of internal control as discussed below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iMergent, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Three material weaknesses were identified and included in management’s assessment due to the fact that the Company did not have controls in place to prevent the following financial statement misstatements:  (1) the Company improperly recorded software sales and other revenue in multiple-element arrangements, which should have been deferred and recognized over the period during which the services were expected to be performed (more specifically over the estimated useful life of the software);  (2)  the Company recognized revenue for credit sales to customers when the collection of the receivable was not probable as opposed to recognizing revenue as the cash was collected or over the estimated useful life of the software, whichever was later; and (3) the Company did not properly record the sale of receivables to third parties with recourse as collateralized borrowings. As a result of financial statement misstatements due to these material weaknesses, the Company’s calculations of current and deferred income tax assets and liabilities and the presentation of income tax provisions (benefits) and related disclosures were in error. These findings resulted in material adjustments to the consolidated financial statements for the fiscal year ended June 30, 2005 and restatements of the consolidated financial statements for the fiscal years ended June 30, 2004 and 2003. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements for the fiscal years ended June 30,

2005, 2004 and 2003, and this report does not affect our report dated February 20, 2006 on those financial statements.

In our opinion, management’s assessment that iMergent, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the COSO criteria, iMergent, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

/s/ Tanner LC

Salt Lake City, Utah
February 20, 2006

Item 9B.                 Other Information

None.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

Information Concerning Directors and Officers

Sets forth in the table below are the names, ages and positions of our current directors and executive officers. With the exception of Brandon and Robert Lewis, who are cousins, none of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position
Donald L. Danks	48	Chairman of the Board of Directors and Chief Executive Officer
Peter Fredericks	48	Director
Thomas Scheiner	49	Director
Robert Kamm	48	Director
Brandon Lewis	35	Director, Chief Operating Officer and President
Robert Lewis	34	Chief Financial Officer
David Rosenvall	39	Chief Technology Officer
David Wise	45	Vice-President

Set forth below is a brief description of the business experience for the previous five years of our current directors and executive officers.

Directors

Donald L. Danks

Mr. Danks has served as our Chairman since January 2001. He also served as our Chief Executive Officer from January 5, 2001 to May 7, 2002 and has served as CEO from July 1, 2003 until the present. He was one of our original investors and is currently one of our largest stockholders. During the five years previous to joining us as our CEO, Mr. Danks was involved in the creation, funding and business development of early-stage technology companies. In addition to attracting inceptive capital for client companies, Mr. Danks assisted in the development of their business plans, helped in the recruitment of senior management, supported the development of the public market for their securities by introducing them to institutional investors and market makers and oversaw ongoing corporate finance needs. Previously, Mr. Danks was the co-founder and President of Prosoft Training.com, (Nasdaq:  POSO), a company involved in Internet technology training, education and certification. Mr. Danks holds a B.S. from UCLA.

Peter Fredericks

Mr. Fredericks was appointed as a director in 2003. Mr. Fredericks is a private equity investor, who has worked with numerous technology companies since 1982, with particular focus on software and Internet infrastructure. Mr. Fredericks’ experience also includes working as a strategy consultant with the Boston Consulting Group. Mr. Fredericks received his Bachelor of Arts degree in Economics with distinction from Stanford University, his Master in Business Administration from Harvard University, where he was a Baker Scholar, and his Ph.D. from the Vienna University of Economics and Business Administration. Mr. Fredericks is also a director of Flanders Corporation.

Thomas Scheiner

Mr. Scheiner was appointed as a director in 2003. Mr. Scheiner has spent over 20 years founding, managing, investing in, and advising technology companies both in Europe and the United States. He has been a partner at Apax, a large international private equity firm located in Munich, Germany, as well as a business strategy consultant at the Boston Consulting Group. His experience includes such technology sectors as software and telecommunications. Mr. Scheiner holds an MBA with distinction from the Harvard Business School and a Ph.D. from the Vienna University of Economics and Business Administration.

Robert Kamm

Mr. Kamm was appointed as a director in September 2005. Mr. Kamm has over 20 years experience in large and small companies and is currently president, chief executive officer and board member of TransDecisions, Inc., a provider of an Internet-based software platform for enterprise logistics and transportation applications. In addition, Mr. Kamm operated his own investment banking firm from 1987 to 1988 and previously worked in various capacities for Union Bank, Ernst & Whinney and General Motors. Mr. Kamm holds a masters of business administration degree in finance from UCLA and a bachelor of science degree in marketing and economics from Alfred University.

Brandon Lewis

Mr. Lewis has served as our Chief Operating Officer since June 2003, as our President since May 2002. From January 2001 to April 2002, he served as our Executive Vice-President for Sales and Marketing. He has served as a director since May 2002. He was Vice-President of Sales and Marketing and Chief Operating Officer of Galaxy Enterprises, Inc. from 1997 until he joined our company after our merger with Galaxy. Prior to Galaxy, Mr. Lewis was Vice-President of Sales and Marketing for Profit Education Systems, Inc. a worldwide marketing and sales organization. Mr. Lewis earned his B.S. degree from Brigham Young University.

Robert Lewis

Mr. Lewis has served as our Chief Financial Officer since February 2004. Prior to that, he served from December 2003 to February 2004 as Director of Finance of iMergent, Inc. Prior to that, he held various positions of increasing responsibility at PricewaterhouseCoopers LLP from 1994 to November 2003. Most recently he was a Senior Manager in the Technology, InfoComm and Entertainment Industry Group at PricewaterhouseCoopers. Mr. Lewis earned his B.S. degree in Accounting from Brigham Young University and is a CPA.

David Rosenvall

Mr. Rosenvall was appointed as our Chief Technology Officer in February 2001. Prior thereto, he served as our Chief Architect from September 1999. He initially joined us in November 1998 as part of our acquisition of StoresOnline.com. From September 1997 to December 1998, Mr. Rosenvall was president of Spartan Multimedia in Calgary, Alberta, Canada, and from January 1995 to August 1997, he was Vice-President for Research and

Development at Xentel, another Calgary company. Mr. Rosenvall holds a B.S. in Mechanical Engineering from the University of Calgary and an M.B.A. from Brigham Young University.

David Wise

Mr. Wise was Chief Operating Officer of Galaxy Mall prior to becoming our Vice President in July 2000. Prior to joining Galaxy Mall, Mr. Wise was, from 1998 to 1999, president of Wise Business Solutions. From 1992 to 1997, he was Chief Financial Officer and Chief Operating Officer of Capsoft Development Corp. He served as COO of Medcare Operating Solutions from 1988 to 1989. Mr. Wise graduated cum laud from Brigham Young University with his Masters in Business Administration in 1991.

Code of Business Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers and employees. A copy of this code is posted on the Company’s website at www.imergentinc.com. In the event that we amend or waive any of the provisions of such code applicable to our Chief Executive Officer, Chief Accounting Financial Officer or Controller, we intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting such information on our website.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Robert Kamm, Chairman of the Company’s Audit Committee, qualifies as an “Audit Committee Financial Expert” under applicable rules of the United States Securities and Exchange Commission and that Mr. Kamm is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities and Exchange Act.

Information About Committees of the Board of Directors

Our Board of Directors has established three committees, the Audit Committee, the Compensation Committee and the Nominating Committee, each comprised of Messrs. Kamm, Fredericks and Scheiner. Our Board of Directors has determined that each of these persons is “independent” under the rules of the American Stock Exchange and applicable regulatory requirements.

Robert Kamm serves as Chairman of our Audit Committee. The Audit Committee held five meetings during fiscal 2005 and operates under a charter adopted by our Board of Directors on March 23, 2004. The charter is available on our website at www.imergentinc.com. The Audit Committee is responsible for reviewing and discussing the Company’s audited financial statements with management, discussing information with the Company’s auditors relating to the auditors’ judgments about the quality of our accounting principles, recommending to the Board of Directors that the audited financials be included in the Company’s Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities. The Audit Committee has established a policy requiring its review and pre-approval of all audit services, review and attest engagements and permitted non audit services to be performed by our independent auditors. The policy allows the Audit Committee to delegate pre-approval authority to one or more Audit Committee members, and requires any such member or members to present any decision made pursuant to delegated authority at the next Audit Committee meeting. The Audit Committee may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform.

Peter Fredericks serves as Chairman of our Compensation Committee. The Compensation Committee evaluates the performance of Senior Executive Management, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.imergentinc.com.

On December 3, 2003, our Board of Directors established a Nominating Committee with Thomas Scheiner as Chairman. The Nominating Committee operates pursuant to a charter, a copy of which is posted on our website at www.imergentinc.com.

In the course of reviewing potential director candidates, the Nominating Committee will consider nominees recommended by security holders of the Company. When considering a potential candidate for membership on the Board of Directors, the Nominating Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board of Directors, all facts and circumstances that the Nominating Committee deems appropriate or advisable, including, among other things, the skills of the proposed Director candidate, his or her availability, depth and breadth of business experience or other background characteristics, his or her independence and the needs of the Board of Directors. At a minimum, each nominee, whether proposed by a stockholder or any other party, is expected to have the highest personal and professional integrity, shall demonstrate sound judgment and shall be expected to effectively interact with other members of the Board of Directors to serve the long-term interests of the Company and its stockholders. In addition, the Nominating Committee may consider whether the nominee has direct experience in the Company’s industry or in the markets in which the Company operates and whether the nominee, if elected, assists in achieving a mix of Board members that represents a diversity of background and experience. The procedures to be followed by security holders in submitting such recommendations are described below in the section entitled “Submission of Security Holder Recommendations for Director Candidates.”

Submission of Security Holder Recommendations for Director Candidates

All security holder recommendations for Director candidates must be submitted in writing to the Secretary of the Company, Jeffrey G. Korn, at 754 East Technology Avenue, Orem, UT 84097, who will forward all recommendations to the Nominating Committee. All security holder recommendations for Director candidates must be submitted to the Company not less than 120 calendar days prior to the date on which the Company’s Proxy Statement was released to stockholders in connection with the previous year’s Annual Meeting. All security holder recommendations for Director candidates must include (1) the name and address of record of the security holder, (2) a representation that the security holder is a record holder of the Company’s securities, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934, (3) the name, age, business and residential address, educational background, public company directorships, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed Director candidate, (4) a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for Board membership approved by the Board of Directors from time to time, (5) a description of all arrangements or understandings between the security holder and the proposed Director candidate, (6) the consent of the proposed Director candidate to be named in the proxy statement, to have all required information regarding such Director candidate included in the Proxy Statement, and to serve as a Director if elected, and (7) any other information regarding the proposed Director candidate that is required to be included in a proxy statement filed pursuant to the rules of the Securities and Exchange Commission.

Shareholder Communications

Shareholders and other interested parties who wish to communicate with non-management directors of the Company shall send their correspondences to: iMergent Non Management Directors, iMergent Inc., 754 East Technology Avenue, Orem Utah 84097, or by email to nonmanagementdirectors@imergentinc.com.

Item 11.                 Executive Compensation

The following table contains information concerning our chief executive officer during fiscal 2005 and our four most highly-compensated executive officers during fiscal 2005 who were serving as executive officers at the end of fiscal 2005 (as a group, the “named executive officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Stock Options	All Other Compensation
Donald L. Danks	2005	$65,000	$20,000	—	—	$15,600
Chief Executive Officer	2004	45,750	—	—	—	3,000
	2003	—	—	—	—	—

Brandon Lewis	2005	225,000	200,000	—	50,000	15,600
President	2004	175,000	150,000	—	150,000	8,000
	2003	120,000	54,000	—	150,000	—

Robert Lewis	2005	145,000	35,000	—	25,000	6,700
Chief Financial Officer	2004	36,923	15,000	—	50,000	1,600
	2003	—	—	—	—	—

David Rosenvall	2005	125,000	100,000	—	20,000	7,100
Chief Technology Officer	2004	140,000	15,000	—	25,000	4,000
	2003	125,000	6,000	—	40,000	—

David Wise	2005	130,000	35,000	—	20,000	5,200
Vice President - Operations	2004	130,000	35,000	—	25,000	4,800
	2003	93,000	12,000	—	60,000	—

All Officers and Directors as a Group	2005	690,000	390,000		115,000	50,200
	2004	527,673	215,000		250,000	21,400
	2003	338,000	72,000		250,000	0

Stock Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options to purchase our common stock that were granted in fiscal 2005 to the named executive officers. We did not grant SARs in fiscal 2005.

					Potential Realizable Value At
	Individual Grants				Assumed Annual Rates of Stock
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price $	Expiration Date	Price Appreciation For Option
					Term
					$
					5%	10%	0%

Donald Danks	—	—	—	—	—	—	—
Brandon Lewis	50,000	16%	6.98	7/01/2007	$55,011	$115,519	—
Robert Lewis	25,000	8%	6.98	7/01/2007	27,506	57,760	—
David Wise	20,000	6%	6.98	7/01/2007	22,004	46,208	—
David Rosenvall	20,000	6%	6.98	7/01/2007	22,004	46,208	—

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the named executive officers.

			Numbers of Securities
			Underlying Unexercised
	Shares		Options at Fiscal Year End		Value of Unexercised In-The-Money
	Acquired on	Value	(#)		Options at Fiscal Year End ($ ) (1)
Name	Exercise	Realized ($ )	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald Danks	—	—	—	—	—	—
Brandon Lewis	75,000	$1,680,805	209,359	113,889	$1,096,331	$658,613
Robert Lewis	25,000	442,876	7,640	42,360	31,532	176,592
David Wise	—	—	103,187	23,889	691,372	141,278
David Rosenvall	40,000	900,800	50,694	20,556	251,552	110,948

(1)           Based on the closing sale price of our common stock on the American Stock Exchange at June 30, 2005 of $10.60 per share less the exercise price payable for the shares. The fair market value of our common stock at June 30, 2005 was determined on the basis of the closing sale price of our common stock on June 30, 2005, the last trading day prior to fiscal year-end.

Equity Compensation Plan Information

The following table presents information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at June 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,069,860	$9.32	1,930,140
Equity compensation plans not approved by security holders	—	—	—
Total	1,069,860	$9.32	1,930,140

Director Compensation

Beginning in July 2004, our current directors are awarded cash compensation of a $10,000 annual retainer, $2,500 for each quarter that an independent member is chairman of a committee, $1,000 for each board meeting that is physically attended, and 10,000 common stock options vesting on the first day of each fiscal year (July 1). Prior to July 2004, our directors did not receive cash compensation in their capacity as directors. Employee directors are not compensated for their service on the Board. All directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Agreements

We currently do not have, nor did we have during fiscal 2005, employment agreements with any of our executive officers.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Peter Fredericks, Chairman, Thomas Scheiner and Robert Kamm. No interlocking relationships existed between our Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. There are no interlocking relationships between us and other entities that might affect the determination of the compensation of our directors and executive officers.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of our Board of Directors believes that the compensation levels of our executive officers should consist of (i) base salaries that are commensurate with executives of other comparable e-commerce companies and (ii) cash bonus opportunities based on achievement of objectives set by the Compensation Committee with respect to the chief executive officer and the president, and by the chief executive officer and the president, in consultation with the Compensation Committee, with respect to our other executive officers. The Compensation Committee also believes that it is important to provide our executive officers with significant stock-

based incentive compensation that increases in value in direct correlation with improvement in the performance of our common stock, thereby aligning management’s interests with that of our stockholders.

The Compensation Committee considered the following factors (ranked in order of importance) when determining compensation of our executive officers: (i) our performance measured by attainment of specific strategic objectives, stock price performance and operating results; (ii) the individual performance of each executive officer, including the achievement by the executive (or the executive’s functional group) of identified goals; and (iii) historical cash and equity compensation levels.

As stated above, the compensation of executive officers is based upon individual performance and comparative industry compensation levels. Typically, early in each year, a performance plan is established. Each plan sets forth overall goals to be achieved by us, as well as specific performance goals to be achieved by each of our executive officers according to his or her duties and responsibilities, for the relevant year. These overall compensation goals include: (i) the meeting of targets relating to the gross revenues from operations; (ii) the meeting of targets relating to new customers in each of our targeted markets and to additional sales to existing customers in each of those markets; (iii) the acquisition of technologies and businesses consistent with our business and product goals and the successful integration of the acquired businesses and technologies; (iv) the enhancement of strategic relationships; (v) the meeting of cash flow, expense and other budgetary targets; and (vi) the achievement of appreciation in our stock price.

Bonus compensation for each executive, when awarded, was determined based on the executive’s achievement of overall corporate goals and individual and functional area goals. Other executive officers received salary increases and bonuses based on their achievement of overall corporate goals and individual and functional area goals. On average, the Compensation Committee believes the cash compensation for our executive officers is comparable to industry salary and bonus levels.

The full Board of Directors and, upon formation of the Compensation Committee, the Compensation Committee, administer and authorize all grants and awards made under the 1998 Stock Compensation Program, the 1998 Stock Option Plan for Senior Executives, the 1999 Stock Option Plan for Non-Executives, and the 2003 Equity Incentive Plan. In some instances, awards have been authorized for new employees as incentives to join us. In determining whether and in what amount to grant stock options or other equity compensation to executive officers, the Board of Directors or the non-employee members of the Compensation Committee have considered the amount and date of vesting of then-currently outstanding incentive equity compensation granted previously to each executive officer. The Compensation Committee believes that continued grants of equity compensation to key executives are necessary to retain and motivate exceptionally talented executives who are necessary to achieve our long-term goals, especially at a time of significant growth and competition in our industry.

During recent fiscal years, the Board of Directors or non-employee members of the Compensation Committee have approved grants of equity compensation to all the executive officers named in the Summary Compensation Table above and approved grants of equity compensation to certain of the other executive officers, consistent with the overarching policy of the Board and Compensation Committee of granting equity compensation to key executives and to our employees in general.

Respectfully submitted,

Peter Fredericks, Chairman
Thomas Scheiner
Robert Kamm

Performance Graph

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 13, 2006, the number of shares of common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group:  (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding common stock; (ii) all of our current directors and executive officers as a group.

With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934. Except as otherwise noted below, the address of each of the persons in the table is c/o iMergent, Inc., 754 East Technology Avenue, Orem, Utah 84097.

Name of Beneficial Owner	Shares Owned	Number of Warrants and Option Grants Under Stock Option Plans (1)	Total Beneficial Ownership (2)	Percent of Class Beneficially Owned

Donald Danks	541,751	—	541,751	4.3%
Brandon Lewis	100,000	262,292	362,292	2.9%
Robert Lewis	—	27,084	27,084	0.2%
David Rosenvall	55,635	47,917	103,552	0.8%
David Wise	49,176	106,042	155,218	1.2%
Peter Fredericks	28,500	40,000	68,500	0.5%
Thomas Scheiner	—	10,000	10,000	0.1%
Robert Kamm	—	20,000	20,000	0.2%
All current directors and executive officers as a group (8 persons)	775,062	513,335	1,288,397	10.2%

(1)                                  Reflects in the money warrants or options that will be exercisable or vested, as the case may be, as of February 28, 2006, or within 60 days thereafter.

(2)                                  Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are in the money and currently exercisable or become exercisable within 60 days following February 28, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.

Item 13.                                                    Certain Relationships and Related Transactions

None.

Item 14.                                                    Fees of Independent Registered Public Accounting Firms

Change in Independent Registered Public Accounting Firms

On October 7, 2005, the Company’s Audit Committee dismissed Grant Thornton LLP (GT) as the independent registered public accounting firm for the Company.

GT’s reports at the time the financial statements of the Company were originally issued for the two fiscal years ended June 30, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended June 30, 2004 and 2003 and through October 7, 2005, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GT, would have caused GT to make reference to the subject matter of the disagreement(s) in GT’s reports. However, on August 18, 2005, due to management’s and the audit committee’s conclusion to restate the Company’s prior financial statements, GT’s opinions are no longer to be relied upon.

Effective October 7, 2005, the Company’s Audit Committee appointed Tanner LC (Tanner) as the Company’s independent registered public accounting firm. Tanner was not consulted by the Company on any matter described in Item 304(a)(2) of Regulation S-K prior to their appointment.

Fees of Independent Registered Public Accounting Firms

We have set forth below the aggregate fees billed for professional services rendered to us by Grant Thornton LLP in connection with fiscal 2005 and 2004. Approximately $187,000 of the fees described in the following table were approved in conformity with the Audit Committee’s pre-approval process. Approximately $224,000 of audit fees remain unpaid and disputed as of March 8, 2006.

		2005	2004
(1)	Audit Fees (audit of our annual financial statements and review of our quarterly financial statements; SEC filings; correspondence with SEC; and audit and other consultations)	$570,000	$185,000

(2)	Audit Related Fees (internal control and implementation assessments and reviews; consultations regarding financial accounting and reporting standards; and advisory services relating to Sarbanes-Oxley compliance)	10,000	5,000

(3)	Tax Fees (tax compliance and tax planning and advice utilization of NOL carryforwards and other deferred income tax assets and understanding of tax regulations in foreign countries related to our international expansion)	17,000	180,000

(4)	All Other Fees (none)	—	—

We have set forth below the aggregate fees billed for professional services rendered to us by Tanner LC in connection with fiscal 2005. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

		2005
(1)	Audit Fees (audit of our annual financial statements and review of our quarterly financial statement, including restatements of prior periods; SEC filings; and correspondence with SEC)	$800,000

(2)	Audit Related Fees (Review of correspondence with American Stock Exchange)	5,000

(3)	Tax Fees (none)	—

(4)	All Other Fees (none)	—

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally provides for the pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to the Chair of the Audit Committee, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           1. Financial Statements

The following consolidated financial statements of iMergent, Inc. and subsidiaries, related notes thereto, and auditors’ report thereon are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of iMergent, Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts

3. Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)                                 Reports on Form 8-K Subsequent to March 31, 2005

On April 28, 2005, we filed a Current Report on Form 8-K with respect to our earnings release concerning the fiscal quarter ended March 31, 2005.

On August 12, 2005, we filed a Current Report on Form 8-K with respect to the sale of our domestic trade receivables.

On August 19, 2005, we filed a Current Report on Form 8-K with respect to our decision to restate previously issued consolidated financial statements.

On August 24, 2005, we filed a Current Report on Form 8-K with respect to the resignation of Gary Gladstein as a member of the board of directors.

On September 19, 2005, we filed a Current Report on Form 8-K with respect to the appointment of Robert Kamm as a member of the board of directors.

On September 29, 2005, we filed a Current Report on Form 8-K with respect to the estimated ranges of our unaudited restated financial results for each of the four fiscal years in the period ended June 30, 2005.

On October 6, 2005, we filed a Current Report on Form 8-K with respect to our receipt of a notice of delisting from the American Stock Exchange for failure to file our Annual Report on Form 10-K for the year ended June 30, 2005.

On October 7, 2005, we filed a Current Report on Form 8-K with respect to the dismissal of Grant Thornton LLP and the appointment of Tanner LC as our independent registered public accounting firm.

On October 24, 2005, we filed a Current Report on Form 8-K with respect to the SEC’s issuance of formal order of investigation related to us.

On November 15, 2005, we filed a Current Report on Form 8-K with respect to the unaudited, preliminary results for our first fiscal quarter ended September 30, 2005.

On February 3, 2006, we filed a Current Report on Form 8-K with respect to our receipt of a notice of delisting from the American Stock Exchange for failure to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

On February 14, 2006, we filed a Current Report on Form 8-K with respect to our revised estimated ranges of unaudited, restated financial results for each of the three fiscal years in the period ended June 30, 2005 and the estimated ranges of our unaudited financial results for the first and second quarters of fiscal 2006.

On March 2, 2006, we filed a Current Report on Form 8-K with respect to our receipt of a notice of delisting from the American Stock Exchange for failure to file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

On March 2, 2006, we filed a Current Report on Form 8-K with respect to our revised estimated ranges of unaudited, restated financial results for each of the three fiscal years in the period ended June 30, 2005 and the estimated ranges of our unaudited financial results for the first and second quarters of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2004 and 2003 have been restated as discussed in Note 3.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iMergent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report, dated February 20, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Tanner LC

Salt Lake City, Utah
February 20, 2006

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,
	2005	2004
		(Restated)
Assets

Current assets:
Cash and cash equivalents	$10,691	$4,957
Trade receivables held for sale	14,006	—
Trade receivables, net of allowance for doubtful accounts of $6,452 as of June 30, 2005 and $7,620 as of June 30, 2004	7,018	9,302
Trade receivables pledged	763	3,306
Inventories	74	71
Prepaid expenses and other	2,783	1,042
Total current assets	35,335	18,678

Restricted cash	446	—
Certificate of deposit	500	—
Long-term trade receivables, net of allowance for doubtful accounts of $1,508 at June 30, 2005 and $5,117 at June 30, 2004	1,754	5,583
Long-term trade receivables pledged	—	763
Property and equipment, net	508	524
Merchant account deposits and other	384	1,054
Total Assets	$38,927	$26,602

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,376	$2,842
Accrued expenses and other	5,171	3,104
Income taxes payable	—	1,130
Deferred revenue, current portion	33,146	18,892
Line of credit	—	1,378
Capital lease obligations, current portion	91	56
Collateralized borrowings	763	4,069
Total current liabilities	41,547	31,471

Deferred revenue, net of current portion	80,904	50,098
Capital lease obligations, net of current portion	79	201
Notes payable	—	400
Total liabilities	122,530	82,170

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,130,679 and 11,536,258 shares outstanding, as of June 30, 2005 and June 30, 2004, respectively	12	12
Additional paid-in capital	74,807	73,331
Deferred compensation	—	(6)
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(158,417)	(128,900)
Total stockholders’ deficit	(83,603)	(55,568)

Total Liabilities and Stockholders’ Deficit	$38,927	$26,602

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Years Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Revenue:
Product and other revenue	$24,895	$12,075	$7,740
Commission and other revenue	14,180	8,134	4,519
Total revenue	39,075	20,209	12,259

Cost of revenue:
Product and other cost of revenue	29,276	18,642	9,897
Product and other cost of revenue - related party	—	—	1,118
Total cost of revenue	29,276	18,642	11,015

Operating expenses:

Selling and marketing	31,750	20,083	12,615
Selling and marketing - related party	—	—	350
General and administrative	9,884	7,079	4,400
Research and development	788	358	—
Total operating expenses	42,422	27,520	17,365

Loss from operations	(32,623)	(25,953)	(16,121)

Other income (expense):
Interest income	3,773	1,720	818
Interest expense	(91)	(43)	(40)
Other income (expense), net	38	(40)	12
Total other income, net	3,720	1,637	790

Loss before income tax provision	(28,903)	(24,316)	(15,331)

Income tax provision	(614)	(1,130)	(299)

Net loss	$(29,517)	$(25,446)	$(15,630)

Basic and diluted net loss per common share	$(2.49)	$(2.25)	$(1.42)

Basic and diluted weighted average shares outstanding	11,835,330	11,329,699	11,019,094

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years Ended June 30, 2005, 2004, and 2003

(Dollars in thousands)

							Total
	Common Stock		Additional Paid-in	Deferred	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Comprehensive Loss	Deficit	Deficit
						(restated)	(restated)
Balance, July 1, 2002 (Restated)	10,995,774	$11	$72,018	$(34)	$(5)	$(87,824)	$(15,834)
Amortization of deferred compensation	—	—	—	12	—	—	12
Private placement of common stock	5,000	—	15	—	—	—	15
Reconciliation of common stock following reverse stock split	(1,254)	—	1	—	—	—	1
Common stock issued for finder’s fee	26,675	—	25	—	—	—	25
Conversion of exchangeable shares	9,472	—	355	—	—	—	355
Expense for options and warrants granted to consultants	—	—	140	—	—	—	140
Common stock issued upon exercise of options and warrants	26,623	—	52	—	—	—	52
Net loss	—	—	—	—	—	(15,630)	(15,630)
Balance, June 30, 2003 (Restated)	11,062,290	11	72,606	(22)	(5)	(103,454)	(30,864)
Amortization of deferred compensation	—	—	—	16	—	—	16
Expense for options and warrants granted to consultants	—	—	337	—	—	—	337
Common stock issued for payment of interest	9,853	—	61	—	—	—	61
Common stock issued upon exercise of options and warrants	464,115	1	327	—	—	—	328
Net loss	—	—	—	—	—	(25,446)	(25,446)
Balance, June 30, 2004 (Restated)	11,536,258	12	73,331	(6)	(5)	(128,900)	(55,568)
Amortization of deferred compensation	—	—	—	6	—	—	6
Expense for options and warrants granted to consultants	—	—	88	—	—	—	88
Common stock issued upon exercise of options and warrants	594,421		1,388	—	—	—	1,388
Net loss	—	—	—	—	—	(29,517)	(29,517)
Balance, June 30, 2005	12,130,679	$12	$74,807	$—	$(5)	$(158,417)	$(83,603)

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2005	2004	2003
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,517)	$(25,446)	$(15,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	235	121	338
Amortization of deferred compensation	6	16	12
Common stock issued for services	—	—	26
Expense for stock options issued to consultants	88	337	140
Gain on early extinguishment of debt	(39)	—	—
Loss on disposition of property and equipment	23	—	—
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	(7,893)	(10,044)	(1,237)
Inventories	(3)	(37)	(11)
Merchant account deposits, prepaid expenses and other	(1,741)	(402)	(32)
Restricted cash	(446)	—	—
Other assets	670	(30)	416
Deferred revenue	45,060	32,913	17,786
Accounts payable, accrued expenses and other liabilities	1,601	3,058	(44)
Income taxes payable	(1,130)	831	299
Net cash provided by operating activities	6,914	1,317	2,063

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(242)	(173)	(129)
Acquisition of certificate of deposit	(500)	—	—
Net cash used in investing activities	(742)	(173)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of credit agreements	(1,378)	1,378	—
Proceeds from exercise of options and warrants	1,388	328	68
Principal payments on capital lease obligations	(87)	(42)	(82)
Proceeds from financing of insurance premium	—	—	160
Principal payments on notes payable	(361)	(157)	(158)
Reduction of bank overdraft	—	—	(136)
Net cash provided by (used in) financing activities	(438)	1,507	(148)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,734	2,651	1,786

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	4,957	2,306	520

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,691	$4,957	$2,306

Supplemental disclosures of non-cash transactions:
Conversion of exchangeable shares for minority interest	$—	$—	$355
Common stock issued for outstanding liabilities	—	61	—
Property and equipment acquired through capital lease obligations	—	272	—
Trade receivables pledged and collateralized borrowings	3,306	291	489
Cash paid during the year for:
Interest	65	43	—
Income taxes	2,510	319	—

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           Description of Business

iMergent, Inc. (the Company or iMergent) is incorporated under the laws of Delaware.  Effective July 3, 2002, a Certificate of Amendment was filed to its Certificate of Incorporation to change the Company’s name to iMergent, Inc. from Netgateway, Inc.  iMergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s affordably priced e-Services offerings leverage industry and client practices, and help increase the predictability of success for Internet merchants.  The Company’s services also help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ deficit, and cash flows of iMergent, Inc. and its wholly owned subsidiaries; namely, Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline.com Ltd., StoresOnline Inc., and StoresOnline International, Inc.

The Company has restated its consolidated balance sheet as of June 30, 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2004 and 2003 (see detailed discussion in Note 3).  The Company also recorded the cumulative effect of required adjustments for years prior to fiscal 2003 to retained earnings as of June 30, 2002.  Certain reclassifications have been made to prior year captions to conform to the current year presentation.

(2)           Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(b)           Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2005, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $10,837,000.

(c)                                  Trade Receivables

For more than seven years, the Company has offered to its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its internet training workshops.  From time-to-time, a portion of these EPTAs has been sold on a discounted basis, to third-party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is retained and classified as short-term or long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from a customer’s failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  As revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts increase or decrease deferred revenue.  Trade receivables are written off against the allowance when the related customers have not made the required payments for 90 days or the trade receivables have otherwise been determined to be uncollectible, usually after 90 days from the due date.

Interest income is primarily earned from the EPTAs.  EPTA contract terms contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.

(d)                                 Trade Receivables Held for Sale

Trade receivables held for sale are those receivables the Company intends to sell.  These receivables are carried at the net value for which they are expected to be sold (fair value).  The Company sold approximately $1,100,000, $4,900,000, and $3,900,000 of trade receivables during fiscal 2005, 2004, and 2003, respectively.  Prior to May 2004, the sales of these receivables were generally subject to certain recourse provisions.

(e)                                  Trade Receivables Pledged

Trade receivables pledged are those EPTAs sold to third-party financial institutions subject to certain recourse provisions.  The Company records the sale of EPTAs subject to recourse as collateralized borrowings in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The collateralized borrowings are reflected as “collateralized borrowings” in the accompanying consolidated balance sheets.

As of June 30, 2005, trade receivables pledged totaled approximately $763,000 and the remaining terms were twelve months or less.  Should the customers fail to pay amounts required under the EPTAs to the third parties, the maximum future payments the Company would be required to make under the recourse provisions is approximately 80% of the outstanding aggregate principal balance.

Subsequent to April 2004, the Company has not sold EPTAs subject to recourse.

(f)            Transfers of Financial Assets

Financial assets are accounted for as having been sold when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(g)           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of products provided in conjunction with the Internet training workshops.

(h)           Certificate of Deposit

In fiscal 2005, the Company purchased a $500,000 certificate of deposit, which matures August 6, 2006.

(i)            Restricted Cash

Restricted cash of $446,000 as of June 30, 2005 is held in a bank account in Australia. The Company is currently prevented from utilizing or transferring this cash as a result of an order from the Australian Competition and Consumer Commission (see Note 9).  A final hearing on the complaint raised by the Australian Competition and Consumer Commission is currently scheduled for May 29, 2006.

(j)            Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 2 to 5 years.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease.  Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.  The Company capitalizes assets with a cost in excess of $1,000 and an expected life greater than one year.

(k)           Research and Development

Research and development costs are expensed as incurred.  Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.  As of June 30, 2005 and 2004, no amounts have been capitalized related to internally developed software due to the short timeframe between technological feasibility and product launch.

(l)            Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows projected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

(m)          Financial Instruments

The carrying values of cash and cash equivalents, certificate of deposit, merchant account deposits, trade receivables held for sale, trade receivables, trade receivables pledged, accounts payables, capital lease obligations, and notes payable approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

(n)                                 Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial reporting and tax reporting bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred income tax expense or benefit is the result of changes in deferred income tax assets and liabilities.  An allowance against deferred income tax assets is recorded in whole or in part when it is more likely than not that those deferred income tax assets will not be realized.

Deferred income tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred income tax assets will be realized.  Deferred income tax assets consist primarily of net operating loss carryforwards, deferred revenue, and allowances for doubtful accounts receivable.  As of June 30, 2005 and 2004, the Company provided a valuation allowance against 100% of its net deferred income tax assets.  For fiscal 2005, 2004 and 2003 the Company had taxable income of approximately $11,600,000, $11,200,000, and $7,200,000, respectively.

(o)           Accounting for Stock Options and Warrants

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan employee stock options.  Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.  The Company had options outstanding of 1,069,860 and 1,231,613 as of June 30, 2005 and 2004, respectively, with exercise prices ranging between $1.50 and $107.50 (see Note 11).

The Company had 10,000 and 325,336 common stock warrants outstanding as of June 30, 2005 and 2004, respectively.  As of June 30, 2005, the outstanding warrants had strike prices ranging between $16.25 and $16.30 and expiration dates ranging between July 1, 2005 and July 31, 2005.

(p)           Stock-Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” for fiscal 2005, 2004 and 2003. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

	Year Ended June 30,
	2005	2004	2003
		(restated)	(restated)
	(In thousands)
Net loss as reported	$(29,517)	$(25,446)	$(15,630)
Add: Employee stock-based compensation expense recognized under intrinsic method	—	—	—
Deduct: Employee stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(815)	(744)	(173)
Net loss - pro forma	$(30,332)	$(26,190)	$(15,803)

Basic and diluted net loss per common share as reported	$(2.49)	$(2.25)	$(1.42)

Basic and diluted net loss per common share - pro forma	$(2.56)	$(2.31)	$(1.43)

The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Also, the Company’s employee stock options have characteristics significantly different from those of traded options including long vesting schedules and changes in the subjective input assumptions that can materially affect the fair value estimate. The Company used the historical volatility of common stock, as well as other relevant factors in accordance with SFAS No. 123, to estimate the expected volatility assumptions.  Management believes the best assumptions available were used to value the options and the resulting option values were reasonable as of the date of the grant.  Pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

(q)           Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customer desires.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers also have the option to create their websites on their own (without access to the Company website) and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited free access to the SOS software on the Company’s servers (access service), even though the Company was not legally obligated to do so.  This access service was provided at no additional cost to the customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service.  Consequently, the Company had not established vendor specific objective evidence (VSOE) of fair value for the access service.

The American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2) requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

Therefore, for the fiscal years presented in the accompanying consolidated financial statements, all fees collected for sales of the software products, setup services, customer support, hosting services, and on-line auction training workshops have been deferred and are being recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers in being successful with their businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19.

(r)            Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss) and its components in general-purpose financial statements.  This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.  The Company’s only component of comprehensive loss is foreign currency translation adjustments originating from its Canadian subsidiary, StoresOnline.com, Ltd.  These amounts are immaterial for the years presented and the cumulative translation adjustment is presented as a component of stockholders’ deficit.

(s)                                  Business Segments and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders.  SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas and major customers.  The Company operates one business segment.

(t)            Derivative Instruments

Beginning in August 2004, the Company entered into foreign currency forward exchange options to offset the effects of fluctuations in its foreign currency denominated trade receivables.  These forward contracts are entered into at the beginning of each month and are settled at the end of each month.  The Company does not qualify these derivative instruments as hedges for accounting purposes.  Consequently, gains and losses incurred from these derivative instruments are recognized in operations upon settlement of the forward contracts at the end of each month.  During fiscal 2005, the Company recognized $182,000 in losses on foreign currency forward exchange contracts.  No foreign currency forward exchange contracts were outstanding as of June 30, 2005 and no such contracts have been entered into subsequent to August 2005.

(u)           Common Stock Equivalents

Basic net loss per common share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants.  Diluted net loss per common share for all years presented is the same as basic net loss per common share because all common stock equivalents were anti-dilutive. Weighted-average anti-dilutive common stock equivalents not included in the calculation for fiscal 2005, 2004, and 2003 are summarized as follows:

	2005	2004	2003

Common stock options	429,780	651,882	236,040
Common stock warrants	—	199,133	297,487
Total	429,780	851,015	533,527

(v)           Use of Estimates

In the preparation of financial statements in conformity with U.S. generally accepted accounting principles, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheets, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $790,000 and $725,000 as of June 30, 2005 and 2004, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $1,415,000 and $460,000 as of June 30, 2005 and 2004, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these footnotes to the consolidated financial statements.

(w)          Reclassifications

Certain amounts reported in fiscal 2004 and 2003 have been reclassified to conform to the fiscal 2005 presentation.

(x)            Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for fiscal 2005, 2004 and 2003 were approximately $15,300,000, $9,700,000 and $7,700,000, respectively.  As of June 30, 2005 and 2004, the Company recorded $1,350,000 and $767,000 of direct-response advertising related to future workshops as prepaid expenses, respectively.

(y)           Self Insurance

The Company was self-insured for health costs during calendar year 2004. The Company purchased stop-loss coverage in order to limit its exposure to any significant levels of medical benefits liability claims. Self-insurance losses are accrued based upon claims filed and the Company’s estimate of the aggregate liability for uninsured claims incurred but not reported using the Company’s historical experience.  The Company elected to not self-insure employee medical benefits subsequent to calendar year 2004.

(z)            Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first fiscal quarter of 2006.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company expects the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company will recognize the allowable deductions as qualifying activities occur. The adoption of this Staff Position did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Staff Position No. 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The adoption of this staff position did not have a material effect on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in Accounting Research Bulletin No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on its results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

(3)           Restatement and Reclassifications of Previously Issued Financial Statements

The Company’s previously issued consolidated balance sheets, statements of operations, statement of stockholders’ deficit and cash flows fiscal 2004 and 2003 have been restated to correct for certain accounting errors.

Summary of restatements

Errors in the previously issued financial statements were identified in the following areas:

Revenue Recognition - Product and Other Revenue

The Company previously recognized revenue from the sale of its SOS software license and other products when the products were delivered to the customer and after the customers’ three-day rescission period expired.  For customer purchases under extended payment term arrangements (EPTA) contracts, the Company recognized revenue at the time when the products were delivered to the customer and after the customers’ three-day rescission period expired.  The Company would establish an allowance for doubtful accounts and recognize bad debt expense based on historical collection experience.

The Company recognized revenue from the sale of website set-up services, hosting services and customer support (PCS) as the services were performed based upon the fees specifically charged for those services.

The accompanying financial statements have been corrected and restated to recognize fees collected from product and other sales as revenue ratably over five years, the period over which access services are expected to be performed.

Accounting for Factored Trade Receivables

During fiscal 2004 and 2003, the Company sold portions of its trade receivables to third parties, subject to certain recourse provisions.  These sales were historically accounted for as transfers of financial assets.  The financial statements have been corrected and restated to reflect these transactions as collateralized borrowings in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The collateralized borrowings are presented as “Trade receivables pledged” and “Collateralized borrowings” in the accompanying consolidated balance sheets.

Other Corrections

During the Company’s process of restating its previously issued financial statements, certain less significant corrections and reclassifications were made to certain balance sheet and statement of operations accounts.

Accounting for Income Taxes

For fiscal 2004 and 2003, the Company’s income (loss) before income tax provision was restated to correct for various accounting errors.  As a result of these restatements, the Company presented losses before income tax provision for all years.  In connection with the restatements, the Company re-evaluated the realizability of its net deferred income tax assets.  Through June 30, 2005, the Company recorded a valuation allowance against 100% of its net deferred income tax assets reflecting management’s determination that the Company’s net deferred income tax assets are not “more likely than not” of being realized pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”.

Restatement Impact on Consolidated Statements of Operations

For the years ended June 30, 2004 and 2003

(Dollars in thousands, except per share data)

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue:
Product and other revenue	$81,028	$12,075	$46,471	$7,740
Commission and other revenue	—	8,134	—	4,519
Total revenue	81,028	20,209	46,471	12,259

Cost of revenue:
Product and other cost of revenue	18,746	18,642	9,784	9,897
Product and other cost of revenue - related party	—	—	1,118	1,118
Total cost of revenue	18,746	18,642	10,902	11,015

Operating expenses:

Research and development	358	358	—	—
Selling and marketing	20,965	20,083	11,632	12,615
Selling and marketing - related party	—	—	350	350
General and administrative	8,855	7,079	5,081	4,400
Bad debt expense	24,145	—	14,256	—
Total operating expenses	54,323	27,520	31,319	17,365

Income (loss) from operations	7,959	(25,953)	4,250	(16,121)

Other income (expense):
Interest income	1,726	1,720	813	818
Interest expense	(45)	(43)	(41)	(40)
Other income (expense), net	(40)	(40)	12	12
Total other income, net	1,641	1,637	784	790

Income (loss) before income tax provision (benefit)	9,600	(24,316)	5,034	(15,331)

Income tax (provision) benefit	12,293	(1,130)	—	(299)

Net income (loss)	$21,893	$(25,446)	$5,034	$(15,630)

Net income (loss) per common share:
Basic	$1.93	$(2.25)	$0.46	$(1.42)
Diluted	$1.80	$(2.25)	$0.44	$(1.42)

Weighted average shares outstanding:
Basic	11,329,699	11,329,699	11,019,094	11,019,094
Diluted	12,180,714		11,552,621

Restatement Impact on Consolidated Balance Sheet

(Dollars in thousands, except per share data)

	As of June 30, 2004
	As Previously Reported	As Restated

Current assets:
Cash and cash equivalents	$4,957	$4,957
Trade receivables, net	12,427	9,302
Trade receivables pledged	—	3,306
Inventories	71	71
Deferred income tax assets - current portion	3,715	—
Prepaid expenses and other	1,146	1,042
Total current assets	22,316	18,678

Property and equipment, net	524	524
Goodwill, net	455	—
Long-term trade receivables, net	6,515	5,583
Long-term trade receivables pledged	—	763
Deferred income tax assets, net of current portion	9,407	—
Merchant account deposits and other	1,209	1,054
Total Assets	$40,426	$26,602

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,849	$2,842
Accrued expenses and other current liabilities	3,368	3,104
Income taxes payable	873	1,130
Collateralized borrowings	—	4,069
Current portion of deferred revenue	562	18,892
Line of credit	1,378	1,378
Current portion of capital lease obligations	56	56
Total current liabilities	9,086	31,471

Capital lease obligations, net of current portion	201	201
Deferred revenue, net of current portion	—	50,098
Notes payable	400	400
Total liabilities	9,687	82,170

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share: authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share: authorized 100,000,000 shares; outstanding 11,536,258 shares	12	12

Additional paid-in capital	73,331	73,331
Deferred compensation	(6)	(6)
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(42,593)	(128,900)
Total stockholders’ equity (deficit)	30,739	(55,568)

Total Liabilities and Stockholders’ Equity (Deficit)	$40,426	$26,602

Restatement Impact on Cash Flows

The following table presents selected consolidated statements of cash flows information as previously reported and as restated for the years ended June 30:

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$1,305	$1,317	$2,081	$2,063
Net cash used in investing activities	(173)	(173)	(129)	(129)
Net cash provided by (used in) financing activities	1,505	1,507	(152)	(148)

Restatement Impact on Accumulated Deficit as of June 30, 2002

As a result of the restatements as of June 30, 2002, the Company’s accumulated deficit as of June 30, 2002 was increased from $69,520,000 to $87,824,000.

Quarterly Financial Data (Unaudited)

The Company experiences seasonality in its business.  Revenues from the core business during the fiscal first and second quarters tend to be lower than revenues in the fiscal third and fourth quarters. This is attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during the fiscal first and second quarters.  Period-to-period comparisons of the Company’s operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The following financial data presents condensed consolidated statements of operations for each of the quarters in fiscal 2005, 2004 and 2003.  The financial data has been restated from amounts previously reported in Form 10-K and Forms 10-Q.

	For the three months ended (unaudited)
	September 30, 2004		December 31, 2004		March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	June 30, 2005
	(Dollars in thousands, except per share data)
Revenue:
Product and other revenue	$23,709	$5,030	$31,394	$5,920	$30,782	$6,783	$7,162
Commission and other revenue	—	3,020	—	3,916	—	3,538	3,706
Total revenue	23,709	8,050	31,394	9,836	30,782	10,321	10,868

Operating Expenses:
Product and other cost of revenue	6,575	6,566	8,440	8,440	6,554	6,554	7,716
Selling and marketing	6,542	6,441	8,116	8,116	8,052	8,052	9,141
General and administrative	2,044	2,039	2,192	2,139	3,088	2,942	2,764
Bad debt expense	6,398	—	8,518	—	8,045	—	—
Research and development	139	139	181	181	231	231	237
Total operating expenses	21,698	15,185	27,447	18,876	25,970	17,779	19,858

Income (loss) from operations	2,011	(7,135)	3,947	(9,040)	4,812	(7,458)	(8,990)

Other income (expense):
Interest income	786	786	870	870	938	938	1,179
Interest expense	(17)	(25)	(39)	(39)	(22)	(22)	(5)
Other income (expense)	19	19	122	122	242	242	(345)
Total other income, net	788	780	953	953	1,158	1,158	829

Income (loss) before income tax (provision) benefit	2,799	(6,355)	4,900	(8,087)	5,970	(6,300)	(8,161)

Income tax (provision) benefit	(1,058)	(140)	(1,848)	(178)	(2,000)	(136)	(160)

Net income (loss)	$1,741	$(6,495)	$3,052	$(8,265)	$3,970	$(6,436)	$(8,321)

Net income (loss) per common share:
Basic	$0.15	$(0.56)	$0.26	$(0.71)	$0.33	$(0.54)	$(0.69)
Diluted	$0.14	$(0.56)	$0.24	$(0.71)	$0.31	$(0.54)	$(0.69)

Weighted average shares outstanding:
Basic	11,580,238	11,580,238	11,673,170	11,673,170	11,965,993	11,965,993	12,127,939
Diluted	12,288,075		12,650,277		12,654,448

	For the three months ended (unaudited)
	September 30, 2003		December 31, 2003		March 31, 2004		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)
Revenue:
Product and other revenue	$18,840	$1,324	$17,656	$3,076	$19,565	$3,504	$24,967	$4,171
Commission and other revenue	—	1,775	—	1,825	—	1,837	—	2,697
Total revenue	18,840	3,099	17,656	4,901	19,565	5,341	24,967	6,868

Operating Expenses:
Product and other cost of revenue	4,362	4,249	4,546	4,546	4,059	4,059	5,779	5,788
Selling and marketing	4,518	3,535	4,533	4,533	5,581	5,581	6,333	6,434
General and administrative	1,786	1,096	2,281	1,918	1,971	1,768	2,817	2,297
Bad debt expense	6,220	—	5,143	—	6,020	—	6,762	—
Research and development	77	77	86	86	93	93	102	102
Total operating expenses	16,963	8,957	16,589	11,083	17,724	11,501	21,793	14,621

Income (loss) from operations	1,877	(5,858)	1,067	(6,182)	1,841	(6,160)	3,174	(7,753)

Other income (expense):
Interest income	275	270	367	367	469	469	615	614
Interest expense	(1)	(10)	(10)	(10)	(9)	(9)	(25)	(14)
Other income (expense), net	1	1	42	42	7	7	(90)	(90)
Total other income, net	275	261	399	399	467	467	500	510

Income (loss) before income tax (provision) benefit	2,152	(5,597)	1,466	(5,783)	2,308	(5,693)	3,674	(7,243)

Income tax (provision) benefit	—	(257)	—	(266)	13,515	(262)	(1,222)	(345)

Net income (loss)	$2,152	$(5,854)	$1,466	$(6,049)	$15,823	$(5,955)	$2,452	$(7,588)

Net income (loss) per common share:
Basic	$0.19	$(0.52)	$0.13	$(0.54)	$1.39	$(0.52)	$0.21	$(0.67)
Diluted	$0.18	$(0.52)	$0.12	$(0.54)	$1.28	$(0.52)	$0.20	$(0.67)

Weighted average shares outstanding:
Basic	11,152,998	11,152,998	11,306,384	11,306,384	11,368,868	11,368,868	11,493,258	11,329,699
Diluted	11,966,483		12,275,356		12,353,626		12,398,913

	For the three months ended (unaudited)
	September 30, 2002		December 31, 2002		March 31, 2003		June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)
Revenue:
Product and other revenue	$9,214	$1,170	$9,192	$1,469	$14,328	$1,761	$13,737	$3,340
Commission and other revenue	—	864	—	357	—	1,567	—	1,731
Total revenue	9,214	2,034	9,192	1,826	14,328	3,328	13,737	5,071

Cost of revenue:
Product and other cost of revenue	2,235	2,235	2,138	2,138	2,713	2,713	2,698	2,811
Product and other cost of revenue - related party	224	224	165	165	349	349	380	380
Total cost of revenue	2,459	2,459	2,303	2,303	3,062	3,062	3,078	3,191

Operating Expenses:
Selling and marketing	2,173	2,173	2,205	2,205	3,399	3,399	3,855	4,838
Selling and marketing - related party	278	278	56	56	160	160	(144)	(144)
General and administrative	1,083	972	1,138	878	1,255	1,016	1,605	1,534
Bad debt expense	2,288	—	2,917	—	4,612	—	4,439	—
Total operating expenses	5,822	3,423	6,316	3,139	9,426	4,575	9,755	6,228

Income (loss) from operations	933	(3,848)	573	(3,616)	1,840	(4,309)	904	(4,348)

Other income (expense):
Interest income	—	—	174	174	218	218	421	426
Interest expense	(9)	(17)	(7)	(7)	(12)	(12)	(13)	(4)
Other income (expense), net	159	159	(1)	(1)	—	—	(146)	(146)
Total other income, net	150	142	166	166	206	206	262	276

Income (loss) before income tax (provision) benefit	1,083	(3,706)	739	(3,450)	2,046	(4,103)	1,166	(4,072)

Income tax (provision) benefit	—	(70)	—	(65)	(450)	(78)	450	(86)

Net income (loss)	$1,083	$(3,776)	$739	$(3,515)	$1,596	$(4,181)	$1,616	$(4,158)

Net income (loss) per common share:
Basic	$0.10	$(0.34)	$0.07	$(0.32)	$0.14	$(0.38)	$0.15	$(0.38)
Diluted	$0.10	$(0.34)	$0.07	$(0.32)	$0.14	$(0.38)	$0.14	$(0.38)

Weighted average shares outstanding:
Basic	11,099,478	11,099,478	11,007,226	11,007,226	11,030,931	11,030,931	11,043,340	11,019,094
Diluted	11,035,459		11,208,171		11,290,240		11,943,142

(4)           Property and Equipment

Property and equipment consisted of the following at June 30:

	2005	2004
		(Restated)
	(In thousands)

Computers and office equipment	$1,535	$1,366
Software	1,253	1,218
Leasehold improvements	52	52
Furniture and fixtures	29	12
Automobiles	—	31
Less accumulated depreciation and amortization	(2,361)	(2,155)
	$508	$524

Amounts included in property and equipment for assets held under capital lease obligations as of each of June 30, 2005 and 2004 are $473,000.  Capital leases at June 30, 2005 bear interest rates between 7% and 10%, and mature through January 2007. Accumulated depreciation for property and equipment held under capital leases was $329,000 and $236,000 as of June 30, 2005 and 2004, respectively.

(5)           Notes Payable

As of June 30, 2005, the Company had no uncollateralized notes payable.  As of June 30, 2004, the Company had an uncollateralized note payable of $400,000 due to King William LLC.  Interest on the note payable to King William accrued at an annual rate of 8.0%.  This note payable was paid in full, including interest, during fiscal 2005.

(6)           Line of Credit

As of June 30, 2005, the Company had not borrowed against its line of credit.  In August 2004, the Company entered into a $5,000,000 line of credit agreement with JPMorgan Chase and closed its revolving line of credit agreement with Zions First National Bank.  The agreement with JPMorgan Chase allowed the Company to borrow for a term of two years at LIBOR plus 2%.  During the third quarter of fiscal 2005, the Company increased the line of credit to $15,000,000 and extended the term to three years.  All assets of the Company secured the line of credit.  The line of credit required the Company to maintain certain financial ratios.  The Company was not in compliance with certain of the required financial ratios as of June 30, 2005.  The JPMorgan Chase line of credit agreement was closed in August 2005.

(7)           Self Insurance

In January 2004, the Company elected to self-insure employee medical benefits. The Company is liable for claims up to an individual maximum of $30,000 per covered participant, per claim year. The Company also maintains a stop loss policy to cover medical claims in excess of 100% of budgeted premiums ($153 per employee per month and $436 per family per month for 2004).  Claims liabilities are accrued on a claims-incurred basis and an estimated liability for claims incurred but not reported is also recorded.  At June 30, 2004, the liability for claims incurred but not reported totaled $33,000. Claims charged to operations totaled approximately $65,000 in 2004.  The Company elected not to self-insure employee medical benefits subsequent to calendar year 2004.

(8)           Income Taxes

The provision for income taxes consisted of the following for fiscal 2005, 2004, and 2003:

	2005	2004	2003
		(restated)	(restated)
	(In thousands)
Income tax provision:
Federal	$11	$224	$145
State and local	33	444	154
Foreign	570	462	—

Total income tax provision	$614	$1,130	$299

Income tax provision (benefit) attributable to income before income tax provision for fiscal 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34 percent as a result of the following:

	2005	2004	2003
		(restated)	(restated)
	(In thousands)

Computed “expected” income tax benefit	$(9,827)	$(8,267)	$(5,213)
(Increase) decrease in income tax benefit resulting from:
State and local income tax benefit, net of federal effect	452	293	102
Extraterritorial income exclusion	(631)	(77)	—
Change in the valuation allowance for deferred income tax assets	13,436	9,301	5,652

All other, net	(2,816)	(120)	(242)

Income tax provision	$614	$1,130	$299

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted income tax rates expected to apply when the differences are settled or realized. As of June 30, 2005 and 2004, significant components of net deferred income tax assets were as follows:

	2005	2004
		(restated)
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$5,208	$8,935
Allowances for doubtful accounts and other reductions to accounts receivable	6,919	5,505
Accrued expenses	599	154
Deferred revenue	45,620	27,596
Foreign tax credit	1,032	462
AMT credit	598	368
Other	120	14

	60,096	43,034
Valuation allowance	(59,192)	(42,622)
Total deferred income tax assets	904	412

Deferred income tax liabilities:
Property and equipment	(51)	(41)
Prepaid expenses and other	(853)	(371)

Total deferred income tax liabilities	(904)	(412)

Net deferred income tax assets	$—	$—

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiary since these earnings are intended to be reinvested indefinitely and, therefore, the foreign currency translation adjustment included in other comprehensive loss has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of June 30, 2005, the Company has net operating loss (“NOL”), foreign tax credit, and alternative minimum tax (“AMT”) carryforwards for U.S. federal income tax reporting purposes of approximately $12,475,000, $1,000,000, and $598,000, respectively, which will begin to expire in 2019, if not utilized.  The NOL carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code due to changes in ownership.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382 of the Internal Revenue Code, have occurred.  As a result of the most recent ownership change, utilization of NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of the Company at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years and the amount of the limitation may under certain circumstances be increased by “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains.  Based on a valuation of the Company as of June 25, 2000, it was determined that the earlier ownership change resulted in built-in gains that would allow the Company to utilize all of its NOL carryforwards.  The Company also had state NOL carryforwards of approximately $4,300,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized.  Valuation allowances were recorded in fiscal 2005 and 2004 due to the uncertainty of realization of the assets based upon a number of factors.  In assessing the realizability of net deferred income tax assets, management considers whether it is “more likely than not” that some portion or all of the net deferred income tax assets will be realized.  The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become includable.  Management considered the scheduled reversal of net deferred income tax assets, and projected future taxable income in making this assessment.

The net change in the Company’s valuation allowance was an increase of approximately $16,600,000 and $12,000,000 for fiscal 2005 and 2004, respectively.

(9)           Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2010.  The operating lease for the Company’s corporate offices contains customary escalation clauses.  Future aggregate minimum lease obligations under operating leases as of June 30, 2005, exclusive of taxes and insurance, are as follows:

Year ending June 30,	Amounts
(In thousands)

2006	$298
2007	302
2008	317
2009	330
2010	253

Total	$1,500

Rental expense for fiscal 2005, 2004 and 2003 was approximately $285,000, $300,000, and $281,000, respectively.

Capital Leases

The Company acquires certain of its property and equipment under capital lease agreements with obligations expiring at various dates through 2007.  The aggregate minimum lease obligations under the capital leases as of June 30, 2005, are as follows:

Year ending June 30,	Amounts
(in thousands)

2006	$101
2007	87

Total	188
Less amount representing interest	(18)

Present value of future minimum lease payments	170
Less current portion	(91)

$79

Legal Proceedings

From time to time, the Company receives inquiries, subpoenas requesting documents, and investigation notices from government officials in many of the states in which it operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made.  Often there is no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated.

The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis, and it believes that it will be successful in resolving the currently pending matters.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s financial condition or results of operations.

On February 21, 2005, the State of Texas filed an action against iMergent, Inc., StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791.  The Petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law, it further disputed that there have been any instances of fraud.  On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers and the legal fees, the remainder of the refund pool will go into an educational fund for the state of Texas. The Company agreed to certain actions, which the parties agreed would clarify the business practices of the Company. There was no limitation on the Company conducting business in the state of Texas.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. This was followed by numerous similar complaints.   The court ordered that the cases be consolidated, and on November 23, 2005 allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditor for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the  “accounting restatement group” (ARG) and alleges that is should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the ARG should be substituted as the new consolidated amended complaint and further ordered a new notice to be sent allowing allegedly affected shareholders to petition to be lead plaintiff in the consolidated amended complaint and the court will subsequently determine the lead law firm.    The court further ordered that the discovery stay imposed under applicable federal law, which controls the administration of class actions, remain in place. The court has not yet determined a schedule by which it will determine the new lead plaintiff and law firm. In addition to the foregoing there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act.  The Company continues to discuss a resolution to the matter with representatives of the Ventura County D.A. and representatives of the office of the California Attorney General, while providing information to support our position.

On June 1, 2005, the Australian Competition and Consumer Commission (ACCC) filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case. The Company was also required to inform potential customers that the ACCC has commenced proceedings in the Federal Court of Australia. The Company has denied all of the allegations raised by the ACCC, and a final hearing on the complaint raised by the ACCC is currently scheduled for May 29, 2006.

On October 24, 2005, the Company announced it had been notified that the Securities and Exchange Commission (SEC) has issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change in the independent registered public accounting firm for the Company.  The Company filed a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial position, results of operations, or liquidity.

The Company has accrued for losses resulting from legal proceedings when such losses are probable of occurring and the amount of loss can be reasonably estimated.

(10)         Stock Option Plan

As of June 30, 2005, the Company had the following stock incentive plans in place:  the 1998 Stock Compensation Plan for Senior Executives, the 1999 Stock Option Plan for Non-Executives, and the 2003 Equity Incentive Plan for employees, directors, and consultants.  The Company authorized and reserved 1,000,000 shares of common stock for issuance under each of the plans.  Options granted in a fiscal year cannot exceed 300,000 to any one party.  Should the Company experience a change in control, all options vest immediately.  The purchase price for the shares under the Plans is equal to the intrinsic value of the common stock at the date the options are granted as determined by the closing price listed on the American Stock Exchange.  A table of stock option activity is shown below:

The following is a summary of stock option activity under the Company’s stock incentive plans:

	Number of Shares	Weighted Average Exercise Price
Balance at July 1, 2002	313,265	$23.30
Granted	913,000	1.70
Exercised	(25,375)	2.04
Canceled or expired	(7,362)	52.87
Balance at June 30, 2003	1,193,528	7.04
Granted	363,000	5.14
Exercised	(97,755)	2.41
Canceled or expired	(227,160)	3.15
Balance at June 30, 2004	1,231,613	7.57
Granted	312,000	7.81
Exercised	(392,353)	3.06
Canceled or expired	(81,400)	7.25
Balance at June 30, 2005	1,069,860	$9.32

Options exercisable at June 30, 2005, 2004 and 2003 were 602,135, 689,586, and 415,476, respectively.  Options vest between one and ten years and are generally exercisable between three and ten years.  Options that are vested upon issuance are generally exercisable over three years.

The following table summarizes information about shares under stock incentive plans as of June 30, 2005:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Price	Number of Options	Weighted-Average Price
$.00 - $4.99	537,374	4.60	$2.66	337,798	$2.73
$5.00 - $7.49	349,450	4.29	6.69	121,426	6.49
$7.50 - $10.00	40,900	5.52	8.79	40,900	8.79
$10.01 - $29.99	79,867	6.84	16.69	39,742	20.29
$30.00 - $59.99	16,266	4.57	37.72	16,266	37.72
$60.00 - $89.99	32,753	4.04	76.55	32,753	76.55
$90.00 - $113.10	13,250	4.13	105.24	13,250	105.24
	1,069,860	4.68	9.32	602,135	12.28

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.  Over the past three years the Company’s expected volatility and risk free interest rates have ranged from 53% to 181% and 1.87% to 5.01%, respectively.  The weighted average fair values per option outstanding during fiscal 2005, 2004, and 2003 were $9.32, $7.57, and $7.04, respectively.  The weighted average fair values per option exercisable during 2005, 2004 and 2003 were $12.28, $10.78, and $16.37, respectively.

(11)         Stockholders’ Deficit

During fiscal 2005, the Company issued 594,421 shares of common stock upon the exercise of options and warrants for $1,388,000.

During fiscal 2004, the Company issued 9,853 shares as payment of $61,000 of accrued interest due King William LLC, a note holder.

During fiscal 2004, the Company recorded consulting expense totaling $337,000 for options granted to consultants.

On February 14, 2003, the Company issued 9,472 shares of common stock in exchange for 9,472 exchangeable shares of StoresOnline.com, Ltd. held by a former employee. The shares of common stock were issued pursuant to the provisions of a Stock Purchase Agreement dated November 1, 1998, which was entered into in connection with the Company’s acquisition of StoresOnline.com Ltd.

On December 6, 2002, the Company issued 26,675 shares of common stock, at a price of $1.75 per share, in payment of a finder’s fee in connection with a private placement of common stock that closed in May 2002.

(12)         Employee Benefit Plan

In August 2004, the Company established a retirement savings plan for eligible employees.  The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines.  The Company may make discretionary profit-sharing contributions.   To date, the Company has not made any contributions to the plan.

(13)         Related Party Transactions

On July 1, 2003, John J. (Jay) Poelman retired and in connection therewith resigned as the Company’s Chief Executive Officer and as a Director.  The Company entered into transactions with Electronic Commerce International, Inc. (“ECI”), Electronic Marketing Services, LLC (“EMS”), and Simply Splendid, LLC (“Simply Splendid”), which prior to July 1, 2003, were considered related party transactions.  These are not considered related party transactions subsequent to July 1, 2003, since Mr. Poelman is no longer affiliated with the Company.

Through its Internet training workshops and telemarketing sales following the workshop, the Company offers its customers certain products intended to assist its customers to become successful with their business.  These products include a live chat capability for the customers’ websites and web traffic building services.  The Company purchases some of these services from EMS.  In addition, EMS provides the Company with telemarketing services, selling some of the Company’s products and services to contacts provided to EMS by the Company.  Ryan Poelman, owner of EMS, is the son of John J. Poelman, the Company’s former Chief Executive Officer and director.  The Company paid EMS approximately $995,000 to purchase these services during fiscal 2003.

The Company sends complimentary gift packages to its customers who register for the Company’s workshop training sessions. An additional gift is sent to workshop attendees who purchase products at the conclusion of the workshop.  The Company utilizes Simply Splendid to provide some of these gift packages to the Company’s customers. Aftyn Morrison, owner of Simply Splendid, is the daughter of John J. Poelman, the Company’s former Chief Executive Officer and director.  The Company paid Simply Splendid $421,000 to fulfill these services during fiscal 2003.

The Company believes that the terms under which business was transacted with these related parties were at least as favorable to the Company as would be available from an independent third party providing the same goods or services.

(14)         Segment Information

The Company operates in one business segment and sells its software and services to customers within the United States (over 90% of total revenue) and internationally (less than 10% of total revenue).  During fiscal 2005, approximately $21,900,000 of the Company’s $84,135,000 net contracts written were with international customers.  Net contracts written with international customers in fiscal 2004 and 2003 were insignificant.  Net contracts written are recognized as revenue in accordance with SOP 97-2 as described in Note 2.

(15)         Subsequent Events

In August 2005, the Company sold its existing trade receivables held for sale of $14,006,000 to a third-party financial institution.  In conjunction with the sale of the trade receivables held for sale, the Company closed its revolving line of credit agreement with JPMorgan Chase.

In October 2005, the Company received notification that the SEC had issued a formal order of investigation of the Company.  The Company is cooperating fully with the SEC in this matter.

In November 2005, the Company entered into a final settlement with the state of Texas.  Under the terms of the agreement, the Company agreed to pay a total of $400,000 to refund certain Texas customers and reimburse $60,000 in legal fees to the Texas Attorney General’s office.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

Years ended June 30, 2005, 2004 and 2003

	Balance at	Charged to	Deductions/	Balance at
	Beginning	Costs and	Write-offs	End of
	of Period	Expenses	Net of Recoveries	Period
	(In thousands)
Year ended June 30, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$12,737	$29,771	$(25,751)	$16,757
Year ended June 30, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$8,992	$25,500	$(21,755)	$12,737
Year ended June 30, 2003
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$3,277	$16,687	$(10,972)	$8,992

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.

Exhibit Description

Form

Date

Number

Herewith

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03
10.3	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03
10.4	Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001	10-Q	11/20/01	2.1
10.5	Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd.	10-Q	11/20/01	10.124
10.6	Termination and Release Agreement dated January 14, 2002 among Netgateway, Inc., Category 5 Technologies, Inc. and C5T Acquisition Corp.	8-K	1/18/02	2.1
10.7	Rescission Agreement dated February 1, 2002 between Netgateway, Inc and SBI-E2 Capital (USA) Ltd. et al.	10-Q	2/14/02	10.125
10.8	Letter Agreement re: Modification of August Restructuring Agreement as of February 13, 2002 between Netgateway, Inc. and King William LLC	10-Q	5/8/02	10.126
10.9	Agreement dated February 15, 2002 between SBI E2-Capital (USA) Ltd. and Netgateway, Inc.	10-K	10/15/02	10.36
10.10	Agreement dated March 22, 2002 between vFinance Investments, Inc. and Netgateway, Inc.	10-K	10/15/02	10.37
10.11	2003 Equity Incentive Plan
18.1	Letter dated February 9, 2000 from KPMG LLP	10-Q	2/15/00	18.1
21.1	Subsidiaries of Netgateway	10-K	10/15/02	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMergent, Inc.

	By:	/s/ Donald L. Danks
March 8, 2006		Donald L. Danks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/	Donald L. Danks
March 8, 2006		Donald L. Danks
Chairman of the Board of Directors
and Chief Executive Officer

March 8, 2006	/s/	Robert M. Lewis
Robert M. Lewis
Chief Financial Officer

March 8, 2006	/s/	Brandon Lewis
Brandon Lewis
President, Chief Operating Officer and Director

March 8, 2006	/s/	Peter Fredericks
Peter Fredericks
Director

March 8, 2006	/s/	Thomas Scheiner
Thomas Scheiner
Director

March 8, 2006	/s/	Robert Kamm
Robert Kamm
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMergent, Inc.

March 8, 2006	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

March 8, 2006	By:	/s/ Robert M. Lewis
Robert M. Lewis
Chief Financial Officer