Form 10-Q
period 2005-09-30
IMERGENT INC
filed 2006-03-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒.

The number of shares outstanding of the registrant’s common stock as of September 30, 2005 was 12,133,930.

When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

Results of Operations

Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	September 30, 2005	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$25,855	$10,691
Certificate of deposit	500	—
Trade receivables, net of allowance for doubtful accounts of $7,206 as of September 30, 2005 and $6,452 as of June 30, 2005	5,604	7,018
Trade receivables held for sale	—	14,006
Trade receivables pledged	318	763
Inventories	142	74
Prepaid expenses and other	3,511	2,783
Total current assets	35,930	35,335

Restricted cash	446	446
Certificate of deposit	—	500
Long-term trade receivables, net of allowance for doubtful accounts of $2,654 as of September 30, 2005 and $1,508 as of June 30, 2005	1,670	1,754
Property and equipment, net	477	508
Merchant account deposits and other	1,013	384

Total Assets	$39,536	$38,927

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,545	$2,376
Accrued expenses and other	4,624	5,171
Deferred revenue, current portion	35,639	33,146
Collateralized borrowings	318	763
Capital lease obligations, current portion	101	91
Total current liabilities	44,227	41,547

Capital lease obligations, net of current portion	57	79
Deferred revenue, net of current portion	84,005	80,904
Total liabilities	128,289	122,530

Commitments and contingencies (Notes 6 and 8)

Stockholders’ deficit:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,133,930 and 12,130,679 shares outstanding, as of September 30, 2005 and June 30, 2005, respectively	12	12
Additional paid-in capital	75,176	74,807
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(163,936)	(158,417)
Total stockholders’ deficit	(88,753)	(83,603)

Total Liabilities and Stockholders’ Deficit	$39,536	$38,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2005	2004

Revenue:
Product and other revenue	$8,969	$5,030
Commission and other revenue	2,424	3,020
Total revenue	11,393	8,050
Operating expenses:
Cost of revenue - product and other revenue	5,803	6,566
Selling and marketing	7,608	6,441
General and administrative	3,504	2,039
Research and development	274	139
Total operating expenses	17,189	15,185

Loss from operations	(5,796)	(7,135)

Other income (expense):
Interest income	676	786
Interest expense	(10)	(25)
Other income (expense), net	(231)	19
Total other income, net	435	780

Loss before income tax provision	(5,361)	(6,355)

Income tax provision	(158)	(140)

Net loss	$(5,519)	$(6,495)

Basic and diluted net loss per common share	$(0.45)	$(0.56)

Basic and diluted weighted average common shares outstanding	12,132,134	11,580,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended September 30, 2005

(Dollars in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, July 1, 2005	12,130,679	$12	$74,807	$(5)	$(158,417)	$(83,603)

Expense for options granted to consultants	—	—	22	—	—	22

Expense for options granted to employees	—	—	337	—	—	337

Common stock issued upon exercise of options	3,251	—	10	—	—	10

Net loss	—	—	—	—	(5,519)	(5,519)

Balance, September 30, 2005	12,133,930	$12	$75,176	$(5)	$(163,936)	$(88,753)

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three months ended September 30,
Increase (decrease) in cash and cash equivalents	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,519)	$(6,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64	54
Amortization of deferred compensation	—	6
Expense for stock options issued to employees	337	—
Expense for stock options issued to consultants	22	22
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	15,504	(5,491)
Inventories	(68)	(45)
Prepaid expenses and other	(728)	(732)
Merchant account deposits and other	(629)	89
Deferred revenue	5,594	10,347
Accounts payable, accrued expenses and other liabilities	622	980
Income taxes payable	—	(448)
Net cash provided by (used in) operating activities	15,199	(1,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(33)	(55)
Net cash used in investing activities	(33)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	—	2,106
Proceeds from exercise of options and warrants	10	326
Principal payments on capital lease obligations	(12)	(21)
Net cash (used in) provided by financing activities	(2)	2,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,164	643

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,691	4,957

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,855	$5,600

Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$445	$1,008
Cash paid during the period for:
Interest	$2	$12
Income taxes	$5	$607

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

(1)         Description of Business

                iMergent, Inc. (the Company or iMergent) is incorporated under the laws of Delaware.  iMergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s affordably priced e-Services offerings leverage industry and client practices and help increase the predictability of success for Internet merchants.  The Company’s services also help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company operates on a June 30 fiscal year end and experiences seasonality in its business.  Historically, revenues from its core business during its fiscal first and second quarters tend to be lower than revenues in its fiscal third and fourth quarters. The Company believes this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during its fiscal first and second quarters.

(2)   Summary of Significant Accounting Policies

(a)           Principles of Consolidation

                The condensed consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline.com, Ltd., StoresOnline Inc., and StoresOnline International, Inc.  All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)           Use of Estimates

              In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $619,000 and $790,000 as of September 30, 2005 and June 30, 2005, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $1,345,000 and $1,415,000 as of September 30, 2005 and June 30, 2005, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these footnotes to the condensed consolidated financial statements.

(c)           Trade Receivables

                For more than seven years, the Company has offered to its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its Internet training workshops.  From time-to-time, a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

                The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts increase or decrease deferred revenue.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts.  EPTA contract terms contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.

The Company sold approximately $15,100,000 of trade receivables during the three months ended September 30, 2005.  The Company did not sell any receivables during the three months ended September 30, 2004.  In conjunction with the sale of the Company’s receivables during the quarter ended September 30, 2005, the Company closed its revolving line of credit agreement with JPMorgan Chase in August 2005.

(d)           Inventories

                Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory primarily consists of products provided in conjunction with the Internet training workshops.

(e)           Restricted Cash

Restricted cash of $446,000 as of September 30, 2005 is held in a bank account in Australia.  The Company is currently prevented from utilizing or transferring this cash as a result of an order from the Australian Competition and Consumer Commission (see Note 6).  A final hearing on the complaint raised by the Australian Competition and Consumer Commission is currently scheduled for May 29, 2006.

(f)            Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS software is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites on their own completely without access to the Company website and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited access to the SOS software on the Company’s servers (access service), even though the Company was not legally obligated to do so.  This access service was provided at no additional cost to the Company’s customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service.  Consequently, the Company had not established vendor specific objective evidence (VSOE) of fair value for the access service.

The American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

Therefore, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops are deferred and recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to EPTA contracts are deferred and recognized as revenue over the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers in being successful with their businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

(g)           Comprehensive Loss

                Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss) and its components in general-purpose financial statements.  This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The Company’s only item of comprehensive income (loss) was foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline.com, Ltd., and the related accumulated other comprehensive loss is presented in the accompanying condensed consolidated balance sheets.

                (h)           Advertising Costs

                The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2005 and 2004 were approximately $3,800,000 and $3,000,000, respectively.  As of September 30, 2005 and June 30, 2005, the Company recorded approximately $2,600,000 and $1,400,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

                (i)            Recently Issued Accounting Pronouncements

                In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3,

Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

(3)   Derivative Instruments

                Beginning in August 2004, the Company began to enter into foreign currency forward exchange transactions to offset the effects of fluctuations in its foreign currency denominated trade receivables.  These contracts are entered into at the beginning of each month and are settled at the end of each month.  The Company does not intend to qualify these derivative instruments as hedges for accounting purposes.  Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement of the contracts at the end of each month.  The Company has not entered into any foreign currency forward exchange contracts after August 2005.  During the three months ended September 30, 2005 and 2004, the Company recognized $79,000 and $30,000 in losses from foreign currency forward exchange contracts, respectively.  No foreign currency forward exchange contracts were outstanding as of September 30, 2005 or June 30, 2005.

(4)   Net Loss Per Common Share

                Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. Diluted net loss per common share for the three months ended September 30, 2005 and 2004 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three months ended September 30, 2005 and 2004 are summarized as follows:

	2005	2004

Common stock options	475,412	616,589
Common stock warrants	—	91,248
Total	475,412	707,837

(5)   Stock-Based Compensation

                The Company has various incentive stock plans that are more fully described in Note 10 of the Company’s 2005 Annual Report on Form 10-K that provide for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

                Prior to July 1, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

                In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

                Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the three months ended September 30, 2005, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures).  In accordance with the modified prospective method, results for prior periods have not been restated.

                The following table summarizes the effect during the three months ended September 30, 2005 of adopting SFAS No. 123(R) as of July 1, 2005:

(Dollars in thousands
Stock-option compensation expense recognized:	except per share data)

Cost of revenue	$19
Research and development	32
Selling and marketing	20
General and administrative	266
Total stock-option compensation expense recognized	337
Related deferred income tax expense	—

Increase in net loss	$337

Impact on basic and diluted net loss per common share	$0.03

                Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended September 30, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2005:

(Dollars in thousands,
except per share data)

Net loss - as reported	$(6,495)
Add: Stock option compensation expense	(97)

Net loss - pro forma	$(6,592)

Net loss per common share:
Basic and diluted - as reported	$(0.56)
Basic and diluted - pro forma	$(0.57)

                The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option pricing model for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004

Weighted average fair value of options granted	$4.36	$3.69
Expected volatility	68%	60%
Expected life	3.00	5.63
Risk-free interest rate	4.14%	3.57%
Expected dividend yield	0.00%	0.00%

                The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of options granted is based on the Company’s historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  The Company has never paid a dividend, and as such the dividend yield is 0.0%.

                The following table summarizes stock option activity during the three months ended September 30, 2005:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2005	1,069,860	$9.32
Granted	155,000	9.10
Exercised	(3,251)	3.15
Forfeited	(11,250)	5.63
Outstanding as of September 30, 2005	1,210,359	9.34	4.32 years	$1,561

Options vested and exercisable as of September 30, 2005	688,373	11.44	4.22 years	$850

                As of September 30, 2005, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $2,200,000 and the weighted average period over which these awards are expected to be recognized was 1.3 years.

(6)           Contingencies

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

                On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. This was followed by numerous similar complaints.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the  “accounting restatement group” (ARG) and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the ARG should be substituted as the new consolidated amended complaint and further ordered a new notice to be sent allowing allegedly affected shareholders to petition to be lead plaintiff in the consolidated amended complaint and the court will subsequently determine the lead law firm.    The court further ordered that the discovery stay imposed under applicable federal law, which controls the administration of class actions, remain in place. The court has not yet determined a schedule by which it will determine the new lead plaintiff and law firm. In addition to the foregoing there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

                On March 21, 2005, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act.  The Company continues to discuss a resolution to the matter with representatives of the Ventura County D.A. and representatives of the office of the California Attorney General, while providing information to support its position.

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

(7)           Segment Information

                The Company operates in one business segment and sells its software and services to customers within the United States and internationally.  During the three months ended September 30, 2005, approximately $5,000 of the Company’s $17,000,000 of net contracts written were with international customers.  During the three months ended September 30, 2004, approximately $2,400,000 of the Company’s $18,400,000 of net contracts written were with international customers.  Net contracts written are recognized as revenue as described in the revenue recognition accounting policies in Note 2(f).  Revenue recognized during each period presented relating to international sales was less than 10% of total Company revenues.

                (8)           Subsequent Events

In October 2005, the Company received notification that the SEC had issued a formal order of investigation.  The Company is cooperating fully with the SEC in this matter.

                In November 2005, the Company entered into a final settlement with the state of Texas.  Under the terms of the agreement, the Company agreed to pay a total of $400,000 to refund certain Texas customers and reimburse $60,000 in legal fees to the Texas attorney general’s office.  The Company continues to conduct business in the state of Texas subsequent to the final settlement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” (see Item 1A) and elsewhere in this report.  Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

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

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the market we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors.  There are currently five members of the Board of Directors, three of whom make up the Audit Committee.  The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an “audit committee financial expert” as defined under the rules adopted by the SEC.

A summary of our significant accounting policies is provided in Note 2 to our condensed consolidated financial statements.  We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.  The impact and any associated risks on our business that are related to these policies are also discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results.

Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS software is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customer desires.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites on their own completely without access to the Company website and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

                From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited access to the SOS software on the Company’s servers (access service), even though the Company was not legally obligated to do so.  This access service was provided at no additional cost to the Company’s customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service.  Consequently, the Company had not established vendor specific objective evidence (VSOE) of fair value for the access service.

                The American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

                Therefore, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops are deferred and recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to EPTA contracts are deferred and recognized as revenue over the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers in being successful with their businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

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

As a result of this change in business model in December 2005, the Company:  (1) established VSOE of fair value for the combined access and customer support services, and (2) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004.  Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method).  The Company recognized approximately $117,500,000 of previously deferred product and other revenue during the quarter ended December 31, 2005 as a result of this change in business model.

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

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers in being successful with their businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

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

                Income Taxes

                In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of deferred revenue balances, the future benefit of net operating loss carryforwards, and allowances for bad debts. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance.  If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed.  As of September 30, 2005 and June 30, 2005, we have recorded a tax valuation allowance against 100% of our net deferred income tax assets.

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

                Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized.  Consequently, the corresponding valuation allowance is expected to be removed in that quarter and we will recognize an income tax benefit of $11,703,000 during the quarter ended December 31, 2005 (the period in which the business model change took place).  Because of these changes in December 2005, we expect to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue

Our fiscal year ends on June 30.  Revenues for the three months ended September 30, 2005 increased to $11,393,000 from $8,050,000 for the three months ended September 30, 2004, an increase of 42%.  Product and other revenue increased to $8,969,000 for the quarter ended September 30, 2005 from $5,030,000 for the quarter ended September 30, 2004, an increase of 78%.  The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred in accordance with SOP 97-2.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2005 and 2004.

	2005	2004
	(In thousands)
Deferred revenue, beginning of period	$114,050	$68,990

Add: product and other contracts written net of estimates for bad debts and financial discounts	14,563	15,377

Less: amounts recognized as product and other revenue	(8,969)	(5,030)
Deferred revenue, end of period	$119,644	$79,337

We expect future product and other revenues to increase significantly from periods prior to December 2005 due to the change in our business model in December 2005, which is described above in our Critical Accounting Policies.

We anticipate that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to assist our customers achieve success with their Internet-related businesses.

                The increase in revenues from the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the fiscal 2006 first quarter (current quarter) compared to the fiscal 2005 first quarter (prior year quarter).  Internet training workshops conducted during the current quarter increased to 175 (including one that was held outside the United States) compared to 169 (including 29 that were held outside the United States) during the prior year quarter.  The average number of “buying units” in attendance at our workshops during the current quarter was 76 compared to 80 during the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 28% of the buying units made a purchase at the workshops during the current quarter compared to 33% during the prior year quarter.  The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers.  Additionally, purchase rates declined as a result of negative media about us during the past year.  The average workshop purchase increased during the current quarter to approximately $5,300 compared to approximately $4,500 during the prior year quarter.  The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops as opposed to the prior year quarter.

                Commission and other revenue decreased to $2,424,000 in the current quarter compared to $3,020,000 in the prior year quarter, a decrease of 20%.  The decrease was primarily attributed to commissions from international sales in the prior year quarter, which had high conversion rates and high sales volume.

Net Contracts Written

As noted in our revenue recognition policies for the periods presented, U.S. GAAP does not permit the Company to recognize revenue at the time contracts are written for the sale of its products.  We believe that the net dollar volume of contracts written during each period is a relevant and meaningful statistic to the understanding of the operations of the Company.  Net dollar volume of contracts written represents gross dollar sales contracts executed during the period less estimates for bad debts and discounts incurred on sales of trade receivables (“financial discounts”).  The following table summarizes the net dollar volume of contracts written during the three months ended September 30, 2005 and 2004.

	2005	2004
	(In thousands)
Total revenue, recognized in financial statements	$11,393	$8,050
Less: Product and other revenue recognized in financial statements	(8,969)	(5,030)
Add: product and other contracts written net of estimates for bad debts and financial discounts	14,563	15,377
Net dollar volume contracts written	$16,987	$18,397

Net dollar volume of contracts written during the current quarter was negatively impacted by financial discounts due to the sale of approximately $15,100,000 of trade receivables during the period while no trade receivables were sold during the quarter ended September 30, 2004.  Consequently, net contracts written during the current quarter decreased 8% from the prior year quarter.  The decrease is also attributable to the decrease in percentage of buying units making purchases and the average number of buying units attending the workshops offset, in part, by the increase in the number of training workshops and the increase in average workshop purchase.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter decreased to $5,803,000 from $6,566,000 during the prior year quarter, a decrease of 12%.  The decrease in cost of revenue is primarily attributable to cost cutting measures taken at our workshop events during calendar 2005.  Additionally, cost of revenue in the prior year quarter was higher than normal due to the additional personnel costs related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004.  Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred as noted in our critical accounting policies.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $7,608,000 from $6,441,000 in the prior year quarter, an increase of 18%.  The increase in selling and marketing expenses is primarily attributable to the increase in the number of Internet training workshops conducted during the current quarter.  Additionally, selling and marketing expenses were higher during the current quarter when compared to the prior year quarter as a result of new marketing tests conducted during the period.  Furthermore, response rates to our selling and marketing activities were adversely affected during the current quarter as a result of negative media against the Company during the past twelve months.  Trends in selling and marketing expenses will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred as noted in our critical accounting policies.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $3,504,000 from $2,039,000 in the prior year quarter, an increase of 72%.  The increase in general and administrative expenses during the current quarter is primarily attributable to an increase in operations which contributed to an overall increase in salaries and wages, insurance costs, financial services, and other expenses of approximately $704,000.  The increase in general and administrative expenses during the current quarter can also be attributed to an increase in legal fees of approximately $225,000 as a result of various legal proceedings described in this Form 10-Q and stock option compensation expense to employees of $337,000 as a result of the adoption of SFAS No. 123(R).  Accounting fees also increased approximately $200,000 resulting from the audit of the Company’s internal controls under the provisions of Sarbanes-Oxley and the restatement of previously issued financial statements.

Interest Income

Interest income is primarily earned from the EPTA contracts carried by us, which generally have an 18% simple interest rate.  Interest income for the current quarter was $676,000 compared to $786,000 in the prior year quarter, a decrease of 14%.  The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005.  We anticipate retaining more of our trade receivables in the future.  Consequently, we expect interest income to increase in the future as the trade receivables balance increases.

Income Taxes

As of September 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our then existing business model.  However, we generated taxable income for income tax purposes.  We were able to utilize our net operating losses to eliminate most, but not all, of our income tax liability during the quarters ended September 30, 2005 and 2004.  Consequently, we recognized income tax expense of $158,000 and $140,000 during the quarters ended September 30, 2005 and 2004, respectively.

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

Liquidity and Capital Resources

As of September 30, 2005, we had a working deficit of $8,297,000 compared to $6,212,000 as of June 30, 2005.  As of September 30, 2005, we had working capital, excluding deferred revenue, of $27,342,000 compared to $26,934,000 as of June 30, 2005.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other service revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor in determining our liquidity or future cash requirements.  Although we have incurred losses since our inception for US GAAP purposes, we have generated positive cash flows from operating activities since fiscal 2003.

Cash and Cash Equivalents

As of September 30, 2005, we had $25,855,000 of cash and cash equivalents compared to $10,691,000 as of June 30, 2005.  During the three months ended September 30, 2005 we generated positive cash flows from operating activities of $15,199,000 compared to cash used in operating activities of $1,713,000 during the three months ended September 30, 2004.  Net cash provided by operating activities during the three months ended September 30, 2005 resulted primarily from the sale of trade receivables held for sale in August 2005.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables and trade receivables held for sale, net of allowance for doubtful accounts, totaled $5,604,000 as of September 30, 2005 compared to $21,024,000 as of June 30, 2005.  Long-term trade receivables, net of allowance for doubtful accounts, were $1,670,000 as of September 30, 2005 compared to $1,754,000 as of June 30, 2005.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have the ability to sell our trade receivables for cash if we desire.  In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000  for the net carrying amount.  During September 2005, we sold an additional $1,100,000 of trade receivables without recourse for the net carrying amount.  We also entered into an agreement in August 2005 with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire.  Under the provisions of this agreement, we may sell our domestic trade receivables to the third-party financing company at our net book value less seven percent for transaction fees and servicing costs.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables except as unique circumstances arise or may require.  In the future, we may evaluate agreements with other third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of September 30, 2005 totaled $3,545,000, compared to $2,376,000 as of June 30, 2005. Our accounts payable as of September 30, 2005 were generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs.  As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash.  See “Liquidity and Capital Resources — Trade Receivables and Trade Receivables Held for Sale,” for further information.

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

Off Balance Sheet Arrangements

                None, other than operating lease obligations.

Impact of Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

                We are exposed to market risk from changes in interest and foreign exchange rates.

                As of September 30, 2005 we have $7,274,000 of trade receivables, net of allowance for doubtful accounts.  These trade receivables typically bear interest of 18% for a term of 24 months.  Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of September 30, 2005, we have approximately $5,900,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2006 and 2007.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in our foreign currency denominated trade receivables.  These contracts are entered into at the beginning of each month and are settled at the end of each month.  The Company does not intend to qualify these derivative instruments as hedges for accounting purposes.  Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement of the options at the end of each month.  The Company has not entered into any foreign currency forward exchange contracts after August 2005.  During the three months ended September 30, 2005 and 2004, the Company recognized $79,000 and $30,000 in losses from foreign currency forward exchange contracts, respectively.  No foreign currency forward exchange contracts were outstanding as of September 30, 2005 or June 30, 2005.

Item 4.    Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2005, we concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC.  We identified that we had material weaknesses in the design of internal controls over financial reporting because we did not have the appropriate understanding of U.S. generally accepted accounting principles (US GAAP) to: (1) properly record revenue from sales of software products and services in multiple-element arrangements for which revenue should have been deferred and recognized over the estimated service period; (2) properly record revenue from sales of software products and related services purchased through extended payment term arrangements (EPTAs) when the collectability of the EPTAs was not deemed “probable”(such revenue should have been deferred and recognized as payments are received from customers); and (3) properly reflect the sale of trade receivables subject to recourse as collateralized borrowings.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC.  Subsequent to September 30, 2005, we have identified and implemented remediations designed to address the previously identified material weaknesses in the design of internal controls over financial reporting.  However, such changes were not in effect as of or prior to September 30, 2005.  Therefore, we continue to identify that we had material weaknesses in the design of internal controls over financial reporting as of September 30, 2005.

Subsequent to September 30, 2005, we changed the design of internal controls over non-routine and complex accounting matters to include the consultation with and review by certain outside accounting and financial experts.

Other than as set forth above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company receives inquiries, subpoenas requesting documents, and investigation notices from government officials in many of the states in which we operate.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made.  Often there is no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated.

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

                On February 21, 2005, the state of Texas filed an action against iMergent, Inc., StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791.  The petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law.  It further disputed that there have been any instances of fraud.  On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers and the legal fees, the remainder of the refund pool will go into an educational fund for the state of Texas. The Company agreed to certain actions, which the parties agreed would clarify the business practices of the Company. There was no limitation on the Company conducting business in the tate of Texas.

                On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. This was followed by numerous similar complaints.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the  “accounting restatement group” (ARG) and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the ARG should be substituted as the new consolidated amended complaint and further ordered a new notice to be sent allowing allegedly affected shareholders to petition to be lead plaintiff in the consolidated amended complaint and the court will subsequently determine the lead law firm.    The court further ordered that the discovery stay imposed under applicable federal law, which controls the administration of class actions, remain in place. The court has not yet determined a schedule by which it will determine the new lead plaintiff and law firm. In addition to the foregoing there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has to date successfully requested delays in filing responses due to the consolidated class action.

                On March 21, 2005, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by their office as to whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A. after review of the law and memorandum declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act.  The Company continues to discuss a resolution to the matter with representatives of the Ventura County D.A. and representatives of the office of the California Attorney General, while providing information to support its position.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors detailed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

 None.

Item 4.   Submission of Matters to a Vote of Security Holders

 None.

Item 5.   Other Information

 None

Item 6.    Exhibits

  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2006	iMergent, Inc.

	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

March 9, 2006	By:	/s/ Robert Lewis
Robert Lewis
Chief Financial Officer