Form 10-Q
period 2005-12-31
IMERGENT INC
filed 2006-03-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2005 was 12,133,930.

When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its subsidiaries.

PART I - FINANCIAL INFORMATION

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	December 31, 2005	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$25,721	$10,691
Certificate of deposit	500	—
Trade receivables, net of allowance for doubtful accounts of $6,200 as of December 31, 2005 and $6,452 as of June 30, 2005	8,021	7,018
Trade receivables held for sale	—	14,006
Trade receivables pledged	97	763
Inventories	148	74
Prepaid expenses and other	2,593	2,783
Total current assets	37,080	35,335

Restricted cash	503	446
Certificate of deposit		500
Long-term trade receivables, net of allowance for doubtful accounts of $2,468 as of December 31, 2005 and $1,508 as of June 30, 2005	3,044	1,754
Property and equipment, net	591	508
Deferred income tax assets	11,877	—
Merchant account deposits and other	839	384
Total Assets	$53,934	$38,927

Liabilities and Stockholders Equity (Deficit)

Current liabilities:
Accounts payable	$2,599	$2,376
Accrued expenses and other	4,150	5,171
Collateralized borrowings	97	763
Deferred revenue, current portion	18,804	33,146
Capital lease obligations, current portion	102	91
Total current liabilities	25,752	41,547

Capital lease obligations, net of current portion	30	79
Deferred revenue, net of current portion	5,452	80,904
Total liabilities	31,234	122,530

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $0.001per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001per share - authorized 100,000,000 shares; 12,133,930 and 12,130,679 shares outstanding as of December 31, 2005 and June 30, 2005, respectively	12	12
Additional paid-in capital	75,438	74,807
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(52,745)	(158,417)
Total stockholders’ equity (deficit)	22,700	(83,603)

Total Liabilities and Stockholders’ Equity (Deficit)	$53,934	$38,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1.             Financial Statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Revenue:
Product and other revenue	$117,493	$5,920	$126,462	$10,950
Commission and other revenue	3,002	3,916	5,426	6,936
Total revenue	120,495	9,836	131,888	17,886

Operating expenses:

Cost of product and other revenue	8,409	8,440	14,211	15,006
Selling and marketing	9,721	8,116	17,329	14,557
General and administrative	3,239	2,139	6,743	4,178
Research and development	196	181	469	320
Total operating expenses	21,565	18,876	38,752	34,061
Income (loss) from operations	98,930	(9,040)	93,136	(16,175)

Other income (expense):
Interest income	605	870	1,280	1,656
Interest expense	(4)	(39)	(14)	(64)
Other income (expense), net	(44)	122	(275)	141
Total other income, net	557	953	991	1,733

Income (loss) before income tax (provision) benefit	99,487	(8,087)	94,127	(14,442)
Income tax (provision) benefit	11,703	(178)	11,545	(318)
Net income (loss)	$111,190	$(8,265)	$105,672	$(14,760)

Net income (loss) per common share:
Basic	$9.16	$(0.71)	$8.71	$(1.27)
Diluted	$8.92	$(0.71)	$8.46	$(1.27)
Weighted average common shares outstanding:
Basic	12,133,930	11,673,170	12,133,032	11,626,704
Diluted	12,459,597		12,489,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2005

(Dollars in thousands)

(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance, July 1, 2005	12,130,679	$12	$74,807	$(5)	$(158,417)	$(83,603)

Expense for options granted to consultants	—	—	33	—	—	33
Expense for options granted to employees	—	—	588	—	—	588
Common stock issued upon exercise of options and related income tax benefit	3,251	—	10	—	—	10
Net income	—	—	—	—	105,672	105,672

Balance, December 31, 2005	12,133,930	$12	$75,438	$(5)	$(52,745)	$22,700

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
Increase (decrease) in cash and cash equivalents	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$105,672	$(14,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130	58
Amortization of deferred compensation	—	6
Expense for stock options issued to employees	588	—
Expense for stock options issued to consultants	33	44
Loss on disposition of property and equipment	—	17
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	11,713	(9,573)
Inventories	(74)	(92)
Prepaid expenses and other	190	(288)
Restricted cash	(57)	—
Merchant account deposits and other	(455)	418
Deferred income tax asset	(11,877)	—
Accounts payable, accrued expenses and other liabilities	(798)	1,151
Deferred revenue	(89,794)	24,139
Income taxes payable	—	(795)
Net cash provided by operating activities	15,271	325
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(213)	(50)
Net cash used in investing activities	(213)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	—	1,622
Proceeds from exercise of options and warrants	10	418
Principal payments on capital lease obligations	(38)	(50)
Net cash (used in) provided by financing activities	(28)	1,990
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,030	2,265

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,691	4,957
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,721	$7,222

Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$666	$1,901
Cash paid during the periods for:
Interest	$6	$65
Income taxes	$5	$1,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006, or future periods. In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company operates on a June 30 fiscal year end, and experiences seasonality in its business. Historically, revenues from its core business during its fiscal first and second quarters tend to be lower than revenues in its fiscal third and fourth quarters. The Company believes this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during its fiscal first and second quarters.

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

(b)                                 Use of Estimates

In the preparation of interim financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded a liability of approximately $748,000 and $790,000 as of December 31, 2005 and June 30, 2005, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities. The Company has recorded a liability of approximately $850,000 and $1,415,000 as of December 31, 2005 and June 30, 2005, respectively, for estimated losses resulting from various legal proceedings against the Company. Other key estimates are discussed elsewhere in these footnotes to the condensed consolidated financial statements.

(c)                                  Trade Receivables

For more than seven years, the Company has offered to its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its internet training workshops. From time-to-time a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

The Company records an appropriate allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts. EPTA contract terms contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received.

The Company sold $744,000 and $215,000 of trade receivables during the three months ended December 31, 2005 and 2004, respectively, and $15,885,000 and $215,000 of trade receivables during the six months ended December 31, 2005 and 2004, respectively. In conjunction with the sale of the Company’s trade receivables during the three months ended September 30, 2005, the Company closed its revolving line of credit agreement with JPMorgan Chase in August 2005.

(d)                                 Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory primarily consists of products provided in conjunction with the Internet training workshops.

(e)                                  Restricted Cash

Restricted cash of $503,000 as of December 31, 2005 is held in a bank account in Australia. The Company is currently prevented from utilizing or transferring this cash as a result of an order from the Australian Competition and Consumer Commission (see Note 7). A final hearing on the complaint raised by the Australian Competition and Consumer Commission is currently scheduled for May 29, 2006.

(f)                                    Revenue Recognition

Prior to Change of Business Model in December 2005

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

The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered. However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software. In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed. The Company has determined the access service period to be five years.

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

Impact on Revenue Recognition Due to Change of Business Model in December 2005

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

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers in being successful with their businesses. These products are sold and delivered completely by third parties. The Company receives a commission from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

(g)                                 Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income (loss) and its components in general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company’s only item of comprehensive income (loss) was foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline.com, Ltd., and the related accumulated other comprehensive loss is presented in the accompanying condensed consolidated balance sheets.

(h)                                 Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, “Reporting on Advertising Costs”, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the three months ended December 31, 2005 and 2004 were approximately $5,700,000 and $3,900,000, respectively, and for the six months ended December 31, 2005 and 2004 were approximately $9,500,000 and $6,900,000, respectively. As of December 31, 2005 and June 30, 2005, the Company recorded $1,273,000 and $1,350,000 of direct-response advertising related to future workshops as prepaid expenses, respectively.

(i)                                     Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No.154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No.154 will have a material effect on its consolidated financial position, results of operations or cash flows.

(3)                                 Derivative Instruments

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in its foreign currency denominated trade receivables. These contracts are entered into at the beginning of each month and are settled at the end of each month. The Company does not intend to qualify these derivative instruments as hedges for accounting purposes. Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement at the end of each month. The Company has not entered into any foreign currency forward exchange contracts subsequent to August 2005. During the three months ended December 31, 2005 and 2004, the Company recognized $0 and $129,000 in losses from foreign currency forward exchange contracts. During the six months ended December 31, 2005 and 2004, the Company recognized $79,000 and $159,000 in losses, respectively, from foreign currency forward exchange contracts. No foreign currency forward exchange contracts were outstanding as of December 31, 2005 and June 30, 2005.

(4)                                 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. Diluted net loss per common share for the three and six months ended December 31, 2004 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three and six months ended December 31, 2004 are summarized as follows:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Common stock options	845,985	845,985
Common stock warrants	131,121	131,121
Total	977,106	977,106

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended December 31, 2005:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Net income (in thousands)	$111,190	$105,672

Weighted average shares outstanding:
Basic	12,133,930	12,133,032
Employee stock options	325,667	356,078

Diluted	12,459,597	12,489,110
Net income per common share:
Basic	$9.16	$8.71
Diluted	$8.92	$8.46

(5)                                 Stock-Based Compensation

The Company has various incentive stock plans that are more fully described in Note 10 of the Company’s 2005 Annual Report on Form 10-K that provides for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three and six months ended December 31, 2005, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 1, 2005:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
	(Dollars in thousands, except per share data )
Stock-option compensation expense recognized:
Cost of revenue	$19	$38
Research and development	32	64
Selling and marketing	20	40
General and administrative	180	446
Total stock-option compensation expense recognized	251	588
Related deferred income tax expense	(94)	(222)
Decrease in net income	$157	$366

Impact on basic and diluted net income per common share	$0.01	$0.03

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2005:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(Dollars in thousands, except per share data)
Net loss - as reported	$(8,265)	$(14,760)
Less: Stock option compensation expense	(137)	(234)

Net loss - pro forma	$(8,402)	$(14,994)

Net loss per common share:
Basic and diluted - as reported	$(0.71)	$(1.27)
Basic and diluted - pro forma	$(0.72)	$(1.29)

No options were granted during the three months ended December 31, 2005 and 2004. The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the six months ended December 31, 2005 and 2004 using the Black-Scholes option pricing model were as follows:

	Six Months Ended December 31,
	2005	2004

Weighted average fair value of options granted	$4.36	$3.69
Expected volatility	68%	60%
Expected life (in years)	3.00	5.63
Risk-free interest rate	4.14%	3.57%
Expected dividend yield	0.00%	0.00%

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

No options were granted during the three months ended December 31, 2005. The following table summarizes stock option activity during the six months ended December 31, 2005:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2005	1,069,860	$9.32
Granted	155,000	9.10
Exercised	(3,251)	3.15
Forfeited	(20,875)	5.57

Outstanding at December 31, 2005	1,200,734	9.37	4.03 years	$2,149

Options vested and exercisable at December 31, 2005	768,384	10.76	3.99 years	911

As of December 31, 2005, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $1,900,000 and the weighted average period over which these awards are expected to be recognized was 1.2 years.

(6)                                 Income Taxes

The provision for income taxes consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands )
Provision for income taxes - current:
Federal	$—	$8	$155	$12
State and local	4	11	7	21
Foreign	170	159	170	285
	174	178	332	318
Benefit for income taxes - deferred:
Federal	(10,000)	—	(10,000)	—
State and local	(1,877)	—	(1,877)	—
	(11,877)	—	(11,877)	—
Provision (benefit) for income taxes	$(11,703)	$178	$(11,545)	$318

Income tax provision (benefit) for the three and six months ended December 31, 2005 and 2004 differed from the amounts computed by applying the U.S. statutory income tax rate of 34 percent as a result of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Computed “expected” income tax provision (benefit)	$33,826	$(2,750)	$32,003	$(4,910)
Increase (decrease) in income tax resulting from:
State and local income tax expense (benefit), net of federal effect	(1,236)	113	(1,234)	226
Extraterritorial income exclusion	—	(157)	—	(316)
Change in valuation allowance for deferred tax assets	(44,301)	3,359	(42,538)	6,718
Other, net	8	(387)	224	(1,400)

Income tax provision (benefit)	$(11,703)	$178	$(11,545)	$318

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of December 31, 2005 and June 30, 2005, significant components of the net deferred income tax assets were as follows:

	December 31, 2005	June 30, 2005

Deferred income tax assets:
Net operating loss carryforwards	$18,908	$5,208
Accounts receivable principally due to allowances for doubtful accounts and other	—	6,919
Accrued expenses	743	599
Other	15	120
Deferred revenue	267	45,620
Foreign tax credit	1,202	1,032
AMT credit	598	598
Subtotal	21,733	60,096
Valuation allowance	(8,376)	(59,192)
Total gross deferred income tax assets	13,357	904

Deferred income tax liabilities:
Property and equipment	(51)	(51)
Prepaid expenses and other	(1,429)	(853)
Total gross deferred tax liabilities	(1,480)	(904)
Net deferred income tax assets	$11,877	$—

As of June 30, 2005, the Company had recognized a tax valuation allowance of approximately $59,200,000 against its net deferred income tax assets. As of December 31, 2005, due to a change in the Company’s business model, it determined that it was more likely than not that $11,877,000 of the deferred income tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards (“NOLs”) imposed by Section 382 of the Internal Revenue Code (“Section 382”). Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership charge are subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, the Company determined the earlier ownership change resulted in built-in gains that allow it to utilize all of its NOLs.

The $11,877,000 benefit recorded upon the removal of the valuation allowance during the three months ended December 31, 2005 was offset, in part, by $174,000 of current income tax provision during the period. The Company has recorded deferred income tax assets of approximately $11,877,000 in the accompanying condensed consolidated balance sheet as of December 31, 2005.

(7)                                 Contingencies

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

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. This was followed by numerous similar complaints. The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the  “accounting restatement group” (ARG) and alleges that is should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company. The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the ARG should be substituted as the new consolidated amended complaint and further ordered a new notice to be sent allowing allegedly affected stockholders to petition to be lead plaintiff in the consolidated amended complaint and the court will subsequently determine the lead law firm. The court further ordered that the discovery stay imposed under applicable federal law, which controls the administration of class actions, remain in place. The court has not yet determined a schedule by which it will determine the new lead plaintiff and law firm. In addition to the foregoing there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company. The Company has to date successfully requested delays in filing responses due to the consolidated class action.

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

(8)                                 Segment Information

The Company operates in one business segment and sells its software and services to customers within the United States and internationally. During the three and six months ended December 31, 2005, approximately $7,200,000 and $7,200,000, respectively, of the Company’s $25,100,000 and $42,100,000, respectively, of net contracts written were with international customers. During the three and six months ended December 31, 2004, approximately $7,500,000 and $9,900,000, respectively, of the Company’s $23,600,000 and $42,000,000, respectively, of net contracts written were with international customers. Net contracts written are recognized as revenue as described in the revenue recognition accounting policies in Note 2(f). Revenue recognized during each period presented relating to international sales was less than 10% of total Company revenues.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A and elsewhere in this report. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

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

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the market we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance. We operate with a June 30 fiscal year end and we experience seasonality in our business. Historically, revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters. During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by conducting multiple workshops in international markets that were originally scheduled to occur during the quarter ended March 31, 2005. Due to the success we experienced during the quarter ended December 31, 2004, we conducted similar workshops during the quarter ended December 31, 2005.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. There are currently five members of the Board of Directors, three of whom make up the Audit Committee. The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director and that the chairman of the Audit Committee qualifies as an “audit committee financial expert” as defined under the rules adopted by the SEC.

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

Revenue Recognition

Prior to Change of the Company’s Business Model

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s new StoresOnline Software (SOS). The SOS software is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire. When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites. Additionally, the Company provides website setup services and customer support for incremental fees. When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option. If the customers choose to host with the Company, the Company will host the websites for an additional fee. Customers have the option to create their websites on their own completely without access to the Company website and the option to host their websites with another hosting service. In fiscal 2005, the Company completed its certification as an eBay solution provider. Consequently, the Company now sells on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

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

The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered. However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software. In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed. The Company has determined the access service period to be five years.

Therefore, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops are deferred and recognized ratably over the five-year access service period, net of expected customer refunds. Fees related to EPTA contracts are deferred and recognized as revenue during the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers in being successful with their businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as they are received in cash, net of expected customer refunds.

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

As a result of this change in business model in December 2005, the Company:  (1) established VSOE of fair value for the combined access and customer support services, and (2) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004. Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method). The Company recognized approximately $117,500,000 of previously deferred product and other revenue during the three months ended December 31, 2005 as a result of this change in business model.

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

Allowance for Doubtful Accounts

For more than seven years, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Internet training workshops. The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the accompanying condensed consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of deferred revenue balances, the future benefit of net operating loss carryforwards, certain accrued expenses, and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed. As of December 31, 2005, we have recorded a valuation allowance against our net deferred income tax assets of $8,376,000. Prior to December 31, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

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

Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized. Consequently, the corresponding valuation allowance was removed and we recorded an income tax benefit of $11,703,000 during the three months ended December 31, 2005. Because of these changes in December 2005, we expect to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.

Results of Operations

Three months ended December 31, 2005 compared to three months ended December 31, 2004

Revenue

Our fiscal year ends on June 30. Revenues for the three months ended December 31, 2005 increased to $120,495,000 from $9,836,000 for the three months ended December 31, 2004, an increase of 1,125%. Product and other revenue increased to $117,493,000 for the three months ended December 31, 2005 from $5,920,000 for the three months ended December 31, 2004, an increase of 1,885%. The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred in accordance with SOP 97-2. The change in our business model in December 2005 resulted in the recognition of revenue of approximately $108,000,000, which would have been recognized in future periods had the change in business model not occurred. The following table summarizes the activity within deferred revenue for the three months ended December 31, 2005 and 2004.

	2005	2004
	(In thousands)
Deferred revenue, beginning of period	$119,644	$79,337

Add: product and other contracts written net of estimates for bad debts and financial discounts	22,105	19,712

Less: amounts recognized as product and other revenue	(117,493)	(5,920)
Deferred revenue, end of period	$24,256	$93,129

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

The increase in revenues from the three months ended December 31, 2005 compared to the three months ended December 31, 2004 is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the fiscal 2006 second quarter (current quarter) over the comparable quarter of the prior year (prior year quarter). Internet training workshops conducted during the current quarter increased to 200 (including 65 that were held outside the United States) compared to 185 (including 51 that were held outside the United States) during the prior year quarter. The average number of “buying units” in attendance at our workshops during the current quarter was 99 compared to 96 during the prior year quarter. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 26% of the buying units made a purchase at the workshops during the current quarter compared to 31% during the prior year quarter. The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less credit qualified buyers. Additionally, purchase rates declined as a result of negative media about the Company during the past year. The average workshop purchase increased during the current quarter to approximately $5,300 compared to approximately $5,000 during the prior year quarter. The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops as opposed to the prior year quarter.

Commission and other revenue decreased to $3,002,000 in the current quarter compared to $3,916,000 in the prior year quarter, a decrease of 23%. The decrease was primarily attributed to fewer international sales in the current quarter compared to the prior year quarter. International customers have tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Contracts Written

Until the change in our business model in late December 2005, U.S. GAAP did not permit the Company to recognize revenue at the time contracts were written for the sale of any of its products. We believe that the net dollar volume of contracts written during each period is a relevant and meaningful statistic to the understanding of the operations of the Company. Net dollar volume of contracts written represents gross dollar sales contracts executed during the period less estimates for bad debts and discounts incurred on sales of trade receivables (“financial discounts”). The following table summarizes the net dollar volume of contracts written during the three months ended December 31,  2005 and 2004.

	2005	2004
	(In thousands)
Total revenue recognized in financial statements	$120,495	$9,836

Less: Product and other revenue recognized in financial statements	(117,493)	(5,920)

Add: product and other contracts written net of estimates for bad debts and financial discounts	22,105	19,712

Net dollar volume of contracts written	$25,107	$23,628

Net contracts written during the current quarter increased 6% from the prior year quarter. The increase is primarily attributable to the increase in number of training workshops, the increase in average workshop purchase, and the increase in average number of buying units attending the workshops offset, in part, by the decrease in the percentage of buying units making purchases.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for the current quarter decreased to $8,409,000 from $8,440,000 during the prior year quarter, a decrease of less than 1% despite the increase in net contracts written and increase in number of internet training workshops conducted. The decrease in cost of revenue is primarily attributable to cost cutting measures taken at our workshop events during calendar 2005. Additionally, cost of revenue in the prior year quarter was higher than normal due to the additional personnel costs related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004. Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current quarter increased to $9,721,000 from $8,116,000 in the prior year quarter, an increase of 20%. The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during fiscal 2006. Additionally, selling and marketing expenses were higher during the current quarter when compared to the prior year quarter as a result of new marketing tests conducted during the period. Furthermore, response rates to our selling and marketing activities were adversely affected during the current quarter as a result of negative media against the Company during the past twelve months, which caused an increase in advertising expense. Trends in selling and marketing expense will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current quarter increased to $3,239,000 from $2,139,000 in the prior year quarter, an increase of 51%. The increase in general and administrative expenses during the current quarter is primarily attributable to an increase in accounting and professional fees of approximately $390,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements. The increase in general and administrative expenses during the current quarter can also be attributed to an increase in legal fees of approximately $260,000 resulting from various legal matters described elsewhere in this Form 10-Q and stock option compensation expense to employees of $250,000 resulting from the application of SFAS No. 123(R) in fiscal 2006. The balance of the increase in general and administrative expenses is the result of the general increase in operations that contributed to an overall increase in salaries and wages and insurance costs.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for the current quarter was $605,000 compared to $870,000 in the prior year quarter, a decrease of 30%. The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005. We anticipate retaining more of our trade receivables in the future. Consequently, we expect interest income to increase subsequent to December 2005 as the trade receivables balance increases.

Income Taxes

As of June 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model at that time. For the three months ended December 31, 2004, we generated taxable income for income tax purposes, but through the utilization of  our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $178,000.

As a result of the change in our business model in December 2005, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized. Consequently, we have recorded net deferred income tax assets of approximately $11,877,000 as of December 31, 2005. The $11,877,000 of income tax benefit recorded upon the removal of the valuation allowance during the three months ended December 31, 2005 was offset, in part, by $174,000 of current income tax provision. We anticipate that we will recognize income tax expense and that net deferred income tax assets will decrease as the Company records earnings in future periods.

Six months ended December 31, 2005 compared to six months ended December 31, 2004

Revenue

Our fiscal year ends on June 30. Revenues for the six months ended December 31, 2005 increased to $131,888,000 from $17,886,000 for the six months ended December 31, 2004, an increase of 637%. Product and other revenue increased to $126,462,000 for the six months ended December 31, 2005 from $10,950,000 for the six months ended December 31, 2004, an increase of 1,055%. The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue as a result of the change in our business model in December 2005 that were previously deferred in accordance with SOP 97-2. The change in our business model resulted in the recognition of revenue of approximately $108,000,000 that would have been recognized in future periods over the access service period. The following table summarizes the activity within deferred revenue for the six months ended December 31, 2005 and 2004.

	2005	2004
	(In thousands)
Deferred revenue, beginning of period	$114,050	$68,990

Add: product and other contracts written net of estimates for bad debts and financial discounts	36,668	35,089

Less: amounts recognized as product and other revenue in the financial statements	(126,462)	(10,950)

Deferred revenue, end of period	$24,256	$93,129

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

The increase in revenues during the six months ended December 31, 2005 (current period) compared to the six months ended December 31, 2004 (prior year period) is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the current period. Internet training workshops conducted during the current period increased to 375 (including 66 that were held outside the United States) compared to 354 (including 80 that were held outside the United States) during the prior year period. The average number of “buying units” in attendance at our workshops during the current period was 88, which was equal to the average number of buying units in the prior year period. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 27% of the buying units made a purchase at the workshops during the current period compared to 33% during the prior year period. The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less credit qualified buyers. Additionally, purchase rates declined as a result of negative media about us during the past year. The average workshop purchase increased during the current period to approximately $5,300 compared to approximately $4,800 during the prior year period. The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops as opposed to the prior year period.

Commission and other revenue decreased to $5,426,000 in the current period compared to $6,936,000 in the prior year period, a decrease of 22%. The decrease was primarily attributed to fewer international sales in the current period compared to the prior year period. International customers have tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Contracts Written

Until the change in our business model in late December 2005, U.S. GAAP did not permit the Company to recognize revenue at the time contracts were written for the sale of any of its products. We believe that the net dollar volume of contracts written during each period is a relevant and meaningful statistic to the understanding of the operations of the Company. Net dollar volume of contracts written represents gross dollar sales contracts executed during the period less estimates for bad debts and discounts incurred on sales of trade receivables (“financial discounts”). The following table summarizes the net dollar volume of contracts written during the six months ended December 31, 2005 and 2004.

	2005	2004
	(In thousands)
Total revenue recognized in financial statements	$131,888	$17,886

Less: Product and other revenue recognized in financial statements	(126,462)	(10,950)

Add: product and other contracts written net of estimates for bad debts and financial discounts	36,668	35,089

Net dollar volume of contracts written	$42,094	$42,025

Net dollar volume of contracts written during the current period was consistent with the prior year period.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for the current period decreased to $14,211,000 from $15,006,000 for the prior year period, a decrease of 5%, despite the increase in the number of Internet training workshops conducted. The decrease in cost of revenue is primarily attributable to cost cutting measures taken at our Internet training workshop events during calendar 2005. Additionally, cost of revenue in the prior year period was higher than normal due to the additional personnel costs related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004. Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current period increased to $17,329,000 from $14,557,000 for the prior year period, an increase of 19%. Selling and marketing expenses were higher during the six months ended December 31, 2005 when compared to the six months ended December 31, 2004 as a result of new marketing tests conducted during the current period. Furthermore, response rates to our selling and marketing activities were adversely affected during the current period as a result of negative media against the Company during the past twelve months, which caused an increase in advertising expense. Trends in selling and marketing expense will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred in accordance SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current period increased to $6,743,000 from $4,178,000 in the prior year period, an increase of 61%. The increase in general and administrative expenses during the current period is primarily attributable to an increase in accounting and professional fees of approximately $600,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements. The increase in general and administrative expenses during the current period is also due to an increase in legal fees of approximately $480,000 associated with the various legal actions noted on this Form 10-Q and stock option compensation expense to employees of $588,000 associated with the application of SFAS No. 123(R) in fiscal 2006. The balance of the increase in general and administrative expenses is the result of the general increase in operations which contributed to an overall increase in salaries and wages, insurance costs, and other expenses of approximately $900,000.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for the current period was $1,280,000 compared to $1,656,000 in the prior year period, a decrease of 23%. The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005. We anticipate retaining more of our trade receivables in the future. Consequently, we expect interest income to increase subsequent to December 2005 as the trade receivables balance increases.

Income Taxes

As of June 30, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our then existing business model. For the six months ended December 31, 2004, we generated taxable income for income tax purposes, but through the utilization of  our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $318,000.

As a result of the change in our business model in December 2005, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized. Consequently, we have recorded net deferred income tax assets of approximately $11,877,000 as of December 31, 2005. The $11,877,000 of income tax benefit recorded upon the removal of the valuation allowance during the three months ended December 31, 2005 was offset, in part, by $332,000 of current income tax provision. We anticipate that we will recognize income tax expense and that net deferred income tax assets will decrease as the Company records earnings in future periods.

Liquidity and Capital Resources

As of December 31, 2005, we had working capital of $11,328,000 compared to ($6,212,000) as of June 30, 2005. As of December 31, 2005, we had working capital, excluding deferred revenue, of $30,132,000 compared to $26,934,000 as of June 30, 2005. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. Although, until the three months ended December 31, 2005, we had incurred significant losses for US GAAP financial statement reporting purposes, we have generated cash flows from operating activities since fiscal 2003.

Cash and Cash Equivalents

As of December 31, 2005, we had $25,721,000 of cash and cash equivalents compared to $10,691,000 as of June 30, 2005. During the six months ended December 31, 2005 and 2004, we generated positive cash flows from operating activities of $15,271,000 and $325,000, respectively. Net cash provided by operating activities during the six months ended December 31, 2005 resulted primarily from the sale of trade receivables held for sale in August 2005.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables and trade receivables held for sale, net of allowance for doubtful accounts, totaled $8,021,000 as of December 31, 2005 compared to $21,024,000 as of June 30, 2005. Long-term trade receivables, net of allowance for doubtful accounts, were $3,044,000 as of December 31, 2005 compared to $1,754,000 as of June 30, 2005. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

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

Accounts Payable

Accounts payable as of December 31, 2005 totaled $2,599,000, compared to $2,376,000 as of June 30, 2005. Our accounts payable as of December 31, 2005 were generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs. As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash. See “Liquidity and Capital Resources – Trade Receivables and Trade Receivables Held for Sale,” for further information.

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

None except for operating leases.

Impact of Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No.154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No.154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No.154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest and foreign exchange rates.

As of December 31, 2005, we have $11,065,000 of trade receivables, net of allowance for doubtful accounts. These trade receivables typically bear interest of 18% for a term of 24 months. Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of December 31, 2005, we have approximately $6,000,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2006 and 2007. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Beginning in August 2004, we began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in our foreign currency denominated trade receivables. These contracts are entered into at the beginning of each month and are settled at the end of each month. The Company does not intend to qualify these derivative instruments as hedges for accounting purposes. Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement of the contracts at the end of each month. The Company has not entered into any foreign currency forward exchange contracts subsequent to August 2005. During the three months ended December 31, 2005 the Company had no losses from foreign currency contracts. During the three months ended December 31, 2004, the Company recognized $129,000 in losses from foreign currency forward exchange contracts. During the six months ended December 31, 2005 and 2004, the Company recognized $79,000 and $159,000 in losses from foreign currency forward exchange contracts, respectively. No foreign currency exchange options were outstanding as of December 31, 2005 or June 30, 2005.

Item 4.           Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2005, we concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC. We identified that we had material weaknesses in the design of internal controls over financial reporting because we did not have the appropriate and complete understanding of US GAAP to: (1) properly record revenue from sales of software products and services in multiple-element arrangements for which revenue should have been deferred and recognized over the estimated service period; (2) properly record revenue from sales of software products and related services purchased through extended payment term arrangements (EPTAs) when the collectability of the EPTAs was not deemed “probable”(such revenue should have been deferred and recognized as payments are received from customers); and (3) properly reflect the sale of trade receivables subject to recourse as collateralized  borrowings.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, we concluded that our disclosure controls and procedures are not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC. Subsequent to December 31, 2005, we have identified and implemented remediations designed to address the previously identified material weaknesses in the design of internal controls over financial reporting. However, such changes were not in effect as of or prior to December 31, 2005. Therefore, we continue to identify that we had material weaknesses in the design of internal controls over financial reporting as of December 31, 2005.

Subsequent to June 30, 2005, we changed the design of internal controls over non-routine and complex accounting matters to include consultation with and review by certain outside accounting and financial reporting experts and the implementation of a disclosure committee to address key reporting matters in advance of issuing our SEC filings.

Other than as set forth above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we receive inquiries, subpoenas requesting documents, and investigation notices from government officials in many of the states in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices. The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made. Often there is no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated.

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

iMergent, Inc.

March 8, 2006	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

March 8, 2006	By:	/s/ Robert Lewis
Robert Lewis
Chief Financial Officer