Form 10-Q
period 2006-03-31
IMERGENT INC
filed 2006-05-05
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _________.

Commission file number 001-32277

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer [  ]      Accelerated Filer [X]      Non-Accelerated Filer [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [X ].

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 12,147,494.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2006	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$28,083	$10,691
Certificate of deposit	500	-
Trade receivables, net of allowance for doubtful accounts of $6,354 as of March 31, 2006 and $6,452 as of June 30, 2005	10,140	7,018
Trade receivables held for sale	-	14,006
Inventories	92	74
Prepaid expenses and other	3,613	2,783
Total current assets	42,428	35,335

Restricted cash	496	446
Certificate of deposit	-	500
Long-term trade receivables, net of allowance for doubtful accounts of $3,387 as of March 31, 2006 and $1,508 as of June 30, 2005	5,092	1,754
Property and equipment, net	582	508
Deferred income tax assets	10,639	-
Merchant account deposits and other	1,123	384
Total Assets	$60,360	$38,927

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$3,361	$2,376
Accrued expenses and other	5,212	5,171
Income taxes payable	242	-
Collateralized borrowings	-	763
Deferred revenue, current portion	22,306	33,146
Capital lease obligations, current portion	104	91
Total current liabilities	31,225	41,547

Capital lease obligations, net of current portion	7	79
Deferred revenue, net of current portion	3,275	80,904
Total liabilities	34,507	122,530

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,144,994 and 12,130,679 shares outstanding as of March 31, 2006 and June 30, 2005, respectively	12	12
Additional paid-in capital	75,791	74,807
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(49,945)	(158,417)
Total stockholders' equity (deficit)	25,853	(83,603)

Total Liabilities and Stockholders' Equity (Deficit)	$60,360	$38,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Revenue:
Product and other revenue	$21,508	$6,783	$147,970	$17,733
Commission and other revenue	3,497	3,538	8,923	10,474
Total revenue	25,005	10,321	156,893	28,207

Operating expenses:
Cost of product and other revenue	7,542	6,554	21,753	21,560
Selling and marketing	10,071	8,052	27,400	22,609
General and administrative	3,642	2,942	10,385	7,120
Research and development	208	231	677	551
Total operating expenses	21,463	17,779	60,215	51,840

Income (loss) from operations	3,542	(7,458)	96,678	(23,633)

Other income (expense):
Interest income	819	938	2,099	2,594
Interest expense	(3)	(22)	(17)	(86)
Other income (expense), net	158	242	(117)	383
Total other income, net	974	1,158	1,965	2,891

Income (loss) before income tax (provision) benefit	4,516	(6,300)	98,643	(20,742)

Income tax (provision) benefit	(1,716)	(136)	9,829	(454)

Net income (loss)	$2,800	$(6,436)	$108,472	$(21,196)

Net income (loss) per common share:
Basic	$0.23	$(0.54)	$8.94	$(1.81)
Diluted	$0.22	$(0.54)	$8.56	$(1.81)
Weighted average common shares outstanding:
Basic	12,135,889	11,965,993	12,133,971	11,738,149
Diluted	12,691,997	12,654,448	12,674,550	12,426,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2006
(Dollars in thousands)
(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance, July 1, 2005	12,130,679	$12	$74,807	$(5)	$(158,417)	$(83,603)

Expense for options granted to consultants	-	-	44	-	-	44
Expense for options granted to employees	-	-	898	-	-	898

Common stock issued upon exercise of options and related income tax benefit	14,315	-	42	-	-	42
Net income	-	-	-	-	108,472	108,472

Balance, March 31, 2006	12,144,994	$12	$75,791	$(5)	$(49,945)	$25,853

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended March 31,
Increase (decrease) in cash and cash equivalents	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108,472	$(21,199)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212	172
Amortization of deferred compensation	-	6
Expense for stock options issued to employees	898	-
Expense for stock options issued to consultants	44	67
Related tax benefit upon issuance of common stock	-	1,014
Gain on early extinguishment of debt	-	(39)
Loss on disposition of property and equipment	-	17
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	7,546	(11,243)
Inventories	(18)	(101)
Prepaid expenses and other	(830)	(3,030)
Restricted cash	(50)	-
Merchant account deposits and other	(739)	357
Deferred income tax asset	(10,639)	-
Accounts payable, accrued expenses and other liabilities	1,026	2,981
Deferred revenue	(88,469)	37,579
Income taxes payable	242	(1,130)
Net cash provided by operating activities	17,695	5,451

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(286)	(171)
Net cash used in investing activities	(286)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	-	1,122
Proceeds from exercise of options and warrants	42	1,302
Principal payments on capital lease obligations	(59)	(67)
Repayment of notes payable	-	(361)
Net cash (used in) provided by financing activities	(17)	1,996

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,392	7,276

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,691	4,957

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$28,083	$12,233

Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$763	$2,681
Cash paid during the periods for:
Interest	$9	$61
Income taxes	$41	$1,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to condensed consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned consolidated subsidiaries. iMergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs. The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and provide support and information regarding industry developments. The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006, or future periods. In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(b)  Use of Estimates

In the preparation of interim financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded a liability of approximately $752,000 and $790,000 as of March 31, 2006 and June 30, 2005, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities. The Company has recorded a liability of approximately $950,000 and $1,415,000 as of March 31, 2006 and June 30, 2005, respectively, for estimated losses resulting from various legal proceedings against the Company. Other key estimates are discussed elsewhere in these footnotes to the condensed consolidated financial statements.

(c) Trade Receivables

For more than seven years, the Company has offered to its customers the option to finance, through extended payment term arrangements (“EPTAs”), purchases made at its Internet training workshops. From time-to-time a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

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

The Company did not sell any trade receivables during the three months ended March 31, 2006. The Company sold $896,000 of trade receivables during the three months ended March 31, 2005. The Company sold, $15,885,000 and $1,111,000 of trade receivables during the nine months ended March 31, 2006 and 2005, respectively. In conjunction with the sale of the Company’s trade receivables during the three months ended September 30, 2005, the Company closed its revolving line of credit agreement with JPMorgan Chase in August 2005.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(e) Restricted Cash

Restricted cash of $496,000 as of March 31, 2006 is held in a bank account in Australia. The Company is currently prevented from utilizing or transferring this cash as a result of an order from the Australian Competition and Consumer Commission (see Note 6). At mediation, the parties agreed to a settlement that resolves all outstanding issues under the order. The court has “re-listed” the matter for May 9, 2006 for entry of the settlement agreement. Once entered by the court the settlement provides that, the Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000. The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

(f)  Revenue Recognition

Revenue Recognition Prior to Change of Business Model in December 2005

Product and Other Revenue
On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS). The SOS software is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire. When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites. Additionally, the Company provides website setup services and customer support for incremental fees. When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option. If the customers choose to host with the Company, the Company will host the websites for an additional fee. Customers have the option to create their websites on their own completely without access to the Company website and the option to host their websites with another hosting service. In fiscal 2005, the Company completed its certification as an eBay solution provider. Consequently, the Company began selling on-line auction training workshops designed to instruct participants on selling products and services through on-line auctions and the utilization of the on-line auction functionality of the StoresOnline software.

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

Impact on Revenue Recognition in Fiscal 2006 Due to Change of Business Model in December 2005

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

Cash sales of SOS software licenses and other products are recognized as revenue upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

Fees for SOS software licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Although the Company is able to reasonably estimate the collectibility of its receivables based upon its long history of offering EPTAs, SOP 97-2 requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable. Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

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

(h) Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, “Reporting on Advertising Costs”, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2006 and 2005 were approximately $4,557,000 and $3,724,000, respectively, and for the nine months ended March 31, 2006 and 2005 were approximately $14,500,000 and $10,700,000, respectively. As of March 31, 2006 and June 30, 2005, the Company recorded $2,976,000 and $1,350,000 of direct-response advertising related to future workshops as prepaid expenses, respectively.

(i) Stock-Based Compensation

The Company has various incentive stock plans that are more fully described in Note 10 of the Company's 2005 Annual Report on Form 10-K that provides for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

Prior to July 1, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three and nine months ended March 31, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 1, 2005:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Stock-option compensation expense recognized:	(Dollars in thousands, except per share data)

Cost of revenue	$19	$57
Research and development	31	95
Selling and marketing	20	60
General and administrative	240	686
Total stock-option compensation expense recognized	310	898
Related deferred income tax benefit	(118)	(340)

Decrease in net income	$192	$558

Impact on basic net income per common share	$0.02	$0.05
Impact on diluted net income per common share	$0.02	$0.04

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to July 1, 2005:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(Dollars in thousands, except per share data)

Net loss - as reported	$(6,436)	$(21,196)
Add: Employee stock-based compensation expense included in reported net earnings	-	-
Less: Stock option compensation expense	(145)	(379)

Net loss - pro forma	$(6,581)	$(21,575)

Net loss per common share:
Basic and diluted - as reported	$(0.54)	$(1.81)
Basic and diluted - pro forma	$(0.55)	$(1.84)

The Company granted 45,000 options, and 30,000 options during the three months ended March 31, 2006 and 2005 respectively. The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the nine months ended March 31, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Weighted average fair value of options granted	$3.44	$9.25	$4.15	$4.03
Expected volatility	71%	53%	69%	54%
Expected life (in years)	3.33	10.00	3.08	6.07
Risk-free interest rate	4.37%	4.29%	4.19%	3.65%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of options granted is based on the Company's historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

The Company granted 45,000 options during the three months ended March 31, 2006. The following tables summarize stock option activity during the nine months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2005	1,069,860	$9.32
Granted	200,000	8.55
Exercised	(14,315)	2.95
Forfeited	(60,875)	5.27

Outstanding at March 31, 2006	1,194,670	9.47	3.96 years	$6,150

Options vested and exercisable at March 31, 2006	802,393	10.65	3.79 years	$3,975

As of March 31, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was $1,635,000 and the weighted average period over which these awards are expected to be recognized was 1.2 years.

(j) Recently Issued Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140". SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 156 on its results of operations or financial position, but does not expect that the adoption of SFAS No. 156 will have a material impact.

(3) Derivative Instruments

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in its foreign currency denominated trade receivables. These contracts are entered into at the beginning of each month and are settled at the end of each month. The Company does not intend to qualify these derivative instruments as hedges for accounting purposes. Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement at the end of each month. The Company has not entered into any foreign currency forward exchange contracts subsequent to August 2005. During the three months ended March 31, 2006 and 2005, the Company recognized $0 and $67,000 in losses from foreign currency forward exchange contracts. During the nine months ended March 31, 2006 and 2005, the Company recognized $79,000 and $226,000 in losses, respectively, from foreign currency forward exchange contracts. No foreign currency forward exchange contracts were outstanding as of March 31, 2006 and June 30, 2005.

(4)  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. Diluted net loss per common share for the three and nine months ended March 31, 2005 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three and nine months ended March 31, 2005 are summarized as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005

Common stock options	688,443	688,443
Common stock warrants	12	12
Total	688,455	688,455

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2006:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006

Net income (in thousands)	$2,800	$108,472

Weighted average shares outstanding:
Basic	12,135,889	12,133,971
Employee stock options	556,108	540,579

Diluted	12,691,997	12,674,550

Net income per common share:
Basic	$0.23	$8.94
Diluted	$0.22	$8.56

(5) Income Taxes

As of June 30, 2005, the Company had recognized a tax valuation allowance against all of its net deferred income tax assets. As of December 31, 2005, due to a change in the Company’s business model, it determined that it was more likely than not that $11,877,000 of the deferred income tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards ("NOLs") imposed by Section 382 of the Internal Revenue Code ("Section 382"). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an "ownership change". In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership charge are subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the "recognized built-in gains" that occur during the five-year period after the ownership change (the "recognition period"). Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, the Company determined the earlier ownership change resulted in built-in gains that allow it to utilize all of its NOLs.

The $11,877,000 benefit recorded upon the removal of the valuation allowance during December 2005 was offset, in part, by $1,716,000 of current and deferred income tax provision during the nine months ended March 31, 2006. The Company has recorded deferred income tax assets of approximately $10,639,000 in the accompanying condensed consolidated balance sheet as of March 31, 2006.

(6) Contingencies

From time to time, the Company will receive inquiries, subpoenas requesting documents, and investigation notices from government officials in many of the states in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices. The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made. Often there is no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated.

The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. To date, the Company has been able to resolve these matters on a mutually satisfactory basis, and the Company believes that it will be successful in resolving the currently pending matters. However, the ultimate resolution of these matters may have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. Additional complaints were then filed against the Company alleging similar claims. The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company. The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff. The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company. The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, and on other subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A., after review of the law and memorandum, declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act. The Company continues to seek a global and dispositive resolution of all outstanding issues with the state of California and its counties.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case. At mediation, the parties agreed to a settlement that resolves all outstanding issues under the order. The court has “re-listed” the matter for May 9, 2006 for entry of the settlement agreement. Subject to being entered by the court, the settlement provides that, the Company does not admit any liability; however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000. The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792. The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,292 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion to dismiss the proceedings, as it believes the claims are not legally sufficient. The Company has also been in discussion with the Indiana Attorney General with regard to the matters set forth in the complaint.

On October 24, 2005, the Company announced it had been notified that the SEC had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change in the independent registered public accounting firm for the Company. The Company filed a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial position, results of operations, or liquidity.

The Company accrues for losses resulting from legal proceedings when such losses are probable of occurring and the amount of loss can be reasonably estimated.

(7) Segment Information

The Company operates in one business segment and sells its software and services to customers within the United States and internationally. During the three and nine months ended March 31, 2006, approximately $975,000 and $8,200,000, respectively, of the Company’s $26,330,000 and $68,424,000, respectively, of net contracts written were with international customers. During the three and nine months ended March 31, 2005, approximately $4,600,000 and $14,500,000, respectively, of the Company’s $23,761,000 and $65,786,000, respectively, of net contracts written were with international customers. Net contracts written are recognized as revenue as described in the revenue recognition accounting policies in Note 2(f). Revenue recognized during each period presented relating to international sales was less than 10% of total Company revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A and elsewhere in this report. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its consolidated subsidiaries.

General

iMergent, Inc. is incorporated under the laws of Delaware. iMergent is an e-Services company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs. The Company’s e-Services offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. The Company’s services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with minimal lead-time, ongoing industry updates and support. The Company’s strategic vision is to remain an eCommerce provider tightly focused on its target market.

We have experienced significant growth in the operations of our business during the past several years. Although we have incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past three years. The following discussion further expands on these trends and the anticipated effects of future changes in our business model.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the market we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance. We operate with a June 30 fiscal year end and we experience seasonality in our business. Historically, revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters. During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by conducting multiple workshops in international markets that were originally scheduled to occur during the quarter ended March 31, 2005. Due to the success we experienced during the quarter ended December 31, 2004, we conducted similar workshops during the quarter ended December 31, 2005. Consequently, we do not expect seasonal fluctuations will occur in our fiscal second quarter but will continue during our fiscal first quarter due to summer vacations. We strive to mitigate seasonal fluctuations in our business by conducting workshops in various locations throughout the world.

During the years ended June 30, 2005 (fiscal 2005) and June 30, 2004 (fiscal 2004), we expanded our sales and marketing efforts into international, English-speaking markets, including Canada, the UK, Australia, New Zealand, Singapore, and Malaysia.

Recent Developments

During January 2006, we launched Stores Online Pro, the latest version of our Stores Online Software (SOS).

In December 2005, we changed our business model to require new customers to pay separately for customer support and access services on either a monthly or annual basis. Customers who purchased Stores Online Software prior to December 20, 2005 were limited to one year of “free” access service. The effects of these changes in our business model, including the recognition of $117,500,000 of previously deferred product and other revenue, are further described below in our description of our revenue recognition policies.

In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount. We also entered into an agreement with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire.

Securities and Exchange Commission Investigation

In October 2005, the Securities and Exchange Commission’s Division of Enforcement (“Enforcement”) notified the Company that it had initiated an investigation. The Company has responded to Enforcement's requests for documents and intends to cooperate fully during the investigation.

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

Revenue Recognition

Revenue Recognition Prior to Change of the Business Model in December 2005

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

Commission and Other Revenue
The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers in being successful with their businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds.

Impact on Revenue Recognition in Fiscal 2006 Due to Change of Business Model in 2005

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

As a result of this change in business model in December 2005, the Company: (1) established VSOE of fair value for the combined access and customer support services, and (2) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004. Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method). The Company recognized $117,500,000 of previously deferred product and other revenue during the three months ended December 31, 2005 as a result of this change in business model.

Cash sales of SOS software licenses and other products are recognized as revenue upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

Fees for SOS software licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Although the Company is able to reasonably estimate the collectibility of its receivables based upon its long history of offering EPTAs, SOP 97-2 requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable. Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

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

Allowance for Doubtful Accounts

For more than seven years, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Company’s Internet training workshops. The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the accompanying condensed consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain accrued expenses, and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance. If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed. As of March 31, 2006, we have recorded a valuation allowance against a portion of our net deferred income tax assets. Prior to December 31, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

This determination was made after taking into consideration limitations on the utilization of net operating loss carryforwards (“NOLs”) imposed by Section 382 of the Internal Revenue Code (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of our Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains.

Due to the change in business model in December 2005 described above, we determined that it was more likely than not that most of our net deferred income tax assets would be realized. Consequently, the corresponding valuation allowance was removed and we recorded an income tax benefit of $11,877,000 during the three months ended December 31, 2005. Because of these changes in December 2005, we expect to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue

Revenues for the three months ended March 31, 2006 increased to $25,005,000 from $10,321,000 for the three months ended March 31, 2005, an increase of 142%. Product and other revenue increased to $21,508,000 for the three months ended March 31, 2006 from $6,783,000 for the three months ended March 31, 2005, an increase of 217%. The increase in product and other revenue is primarily attributable to the increase in the amounts recognized as revenue as a result of the change in business model described above. The following table summarizes the activity within deferred revenue for the three months ended March 31, 2006 and 2005.

	2006	2005
	(In thousands)
Deferred revenue, beginning of period	$24,256	$93,129

Add: product and other contracts written net of estimates for bad debts and financial discounts	22,833	20,223

Less: amounts recognized as product and other revenue	(21,508)	(6,783)
Deferred revenue, end of period	$25,581	$106,569

We expect future product and other revenues to increase significantly from periods prior to December 2005 due to the change in our business model in December 2005, which is described above in our Critical Accounting Policies.

The increase in revenues from the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the fiscal 2006 third quarter (current quarter) over the comparable quarter of the prior year (prior year quarter). Internet training workshops conducted during the current quarter increased to 189 (including seven that were held outside the United States) compared to 178 (including 32 that were held outside the United States) during the prior year quarter. The average number of “buying units” in attendance at our workshops during the current quarter was 95 compared to 80 during the prior year quarter. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit. Approximately 26% of the buying units made a purchase at the workshops during the current quarter compared to 33% during the prior year quarter. The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers. Purchases under EPTAs as a percentage of total workshop purchases decreased to 40% in the current quarter compared to 50% in the prior year quarter. The decrease in percentage of buying units making a purchase was also the result of the fact that customers outside the US were not offered a three day right of cancellation in the prior year quarter but were offered a three day right of cancellation during the current quarter. Beginning in April 2005, we began offering customers outside the US a three day right of cancellation. The decrease in percentage of buying units making a purchase in the current quarter was also attributable to the modifications to the sales presentations and the sales teams’ lack of full familiarity with the new presentation during January resulting from the launch of the Stores Online Pro software in January 2006. The percentage of buying units making a purchase improved during the current quarter as the sales teams became familiar with the new presentation. Average workshop purchase in the US during the current quarter increased to $5,500 from $5,400 in the prior year quarter. The increase is primarily the result of a price increase as a result of the launch of Stores Online Pro in January 2006. Average workshop purchase outside the US during the current quarter increased to $6,800 from $6,100 in the prior year quarter. The increase is primarily the result of the percentage of workshops conducted in the UK, where the average workshop purchase is higher due to the favorable currency translation. The increase is also the result of the price increase mentioned above.

Commission and other revenue decreased to $3,497,000 in the current quarter compared to $3,538,000 in the prior year quarter, a decrease of 1%. The decrease was primarily attributed to fewer international sales in the current quarter compared to the prior year quarter. International customers have historically tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Contracts Written

Until the change in our business model in late December 2005, U.S. GAAP did not permit the Company to recognize revenue at the time contracts were written for the sale of any of its products. We believe that the net dollar volume of contracts written during each period is a relevant and meaningful statistic to the understanding of the operations of the Company. Net dollar volume of contracts written represents gross dollar sales contracts executed during the period less estimates for bad debts and discounts incurred on sales of trade receivables (“financial discounts”). The following table summarizes the net dollar volume of contracts written during the three months ended March 31, 2006 and 2005 and reconciles the net dollar volume of contracts written to revenue as reported in our financial statements.

	2006	2005
	(In thousands)
Total revenue recognized in financial statements	$25,005	$10,321

Less: Product and other revenue recognized in financial statements	(21,508)	(6,783)

Add: product and other contracts written net of estimates for bad debts and financial discounts	22,833	20,223

Net dollar volume of contracts written	$26,330	$23,761

Net contracts written during the current quarter increased 11% from the prior year quarter. The increase is primarily attributable to the increase in number of training workshops and the increase in average number of buying units attending the workshops offset, in part, by the decrease in the percentage of buying units making purchases.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for the current quarter increased to $7,542,000 from $6,554,000 during the prior year quarter, an increase of 15%. The increase in cost of revenue is primarily attributable to the increase in net contracts written. Cost of revenue was also negatively impacted by increased travel costs associated with higher fuel prices. Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current quarter increased to $10,071,000 from $8,052,000 in the prior year quarter, an increase of 25%. The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during the current quarter. Additionally, selling and marketing expenses were higher during the current quarter when compared to the prior year quarter as a result of additional marketing activities conducted during March 2006 in anticipation of the increased number of workshops conducted in the first half of April 2006 compared to the number of workshops conducted during the first half of April 2005. Selling and marketing expense was also negatively impacted by increased travel costs associated with higher fuel prices. Trends in selling and marketing expense will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current quarter increased to $3,642,000 from $2,942,000 in the prior year quarter, an increase of 24%. The increase in general and administrative expenses during the current quarter is primarily attributable to an increase in accounting and professional fees of approximately $390,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements. The increase in general and administrative expenses during the current quarter can also be attributed to an increase in stock option compensation expense to employees of $240,000 resulting from the application of SFAS No. 123(R) in fiscal 2006.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for the current quarter was $819,000 compared to $938,000 in the prior year quarter, a decrease of 13%. The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005. We anticipate retaining more of our trade receivables in the future. Consequently, we expect interest income to increase subsequent to March 2006 as the trade receivables balance increases.

Income Taxes

As of June 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model at that time. For the three months ended March 31, 2005, we generated taxable income for income tax purposes, but through the utilization of our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $136,000.

Due to the change in business model in December 2005 described above, we determined that it was more likely than not that most of our net deferred income tax assets would be realized. Consequently, the corresponding valuation allowance was removed and we recorded an income tax benefit of $11,877,000 during the three months ended December 31, 2005. Because of these changes in December 2005, we have recognized income tax expense of $1,716,000, commensurate with federal, state, and foreign statutory rates during the three months ended March 31, 2006. We expect we will continue to recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005 unless and until it becomes more likely than not that additional deferred income tax assets will be realizable.

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

Revenue

Revenues for the nine months ended March 31, 2006 increased to $156,893,000 from $28,207,000 for the nine months ended March 31, 2005, an increase of 456%. Product and other revenue increased to $147,970,000 for the nine months ended March 31, 2006 from $17,733,000 for the nine months ended March 31, 2005, an increase of 734%. The increase in product and other revenue is primarily attributable to the increase in the amounts recognized as revenue as a result of the change in our business model in December 2005 that were previously deferred in accordance with SOP 97-2. The change in our business model resulted in the recognition of revenue of $108,000,000 that would have been recognized in future periods over the access service period. The following table summarizes the activity within deferred revenue for the nine months ended March 31, 2006 and 2005.

	2006	2005
	(In thousands)
Deferred revenue, beginning of period	$114,050	$68,990

Add: product and other contracts written net of estimates for bad debts and financial discounts	59,501	55,312

Less: amounts recognized as product and other revenue in the financial statements	(147,970)	(17,733)

Deferred revenue, end of period	$25,581	$106,569

We expect future product and other revenues to increase significantly from periods prior to December 2005 due to the change in our business model in December 2005, which is described above in our Critical Accounting Policies.

The increase in revenues during the nine months ended March 31, 2006 (current period) compared to the nine months ended March 31, 2005 (prior year period) is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the current period. Internet training workshops conducted during the current period increased to 564 (including 73 that were held outside the United States) compared to 532 (including 112 that were held outside the United States) during the prior year period. The average number of “buying units” in attendance at our workshops during the current period was 90 compared to 85 during the prior year period. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone that single person also counts as one buying unit. Approximately 27% of the buying units made a purchase at the workshops during the current period compared to 32% during the prior year period. The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers. Purchases under EPTAs as a percentage of total workshop purchases decreased to 41% in the current period compared to 55% in the prior year period. The decrease in percentage of buying units making a purchase was also the result of the fact that customers outside the US were not offered a three day right of cancellation in the prior year quarter but were offered a three day right of cancellation during the current quarter. Beginning in April 2005, we began offering customers outside the US a three day right of cancellation. Additionally, purchase rates declined as a result of negative media about us during the past year. The average workshop purchase per buying unit increased during the current period to approximately $5,400 compared to approximately $5,000 during the prior year period. The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops in the current period compared to the prior year period and the price increase in January 2006 as a result of the launch of Stores Online Pro.

Commission and other revenue decreased to $8,923,000 in the current period compared to $10,474,000 in the prior year period, a decrease of 15%. The decrease was primarily attributed to fewer international sales in the current period compared to the prior year period. International customers have tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Contracts Written

Until the change in our business model in late December 2005, U.S. GAAP did not permit the Company to recognize revenue at the time contracts were written for the sale of any of its products. We believe that the net dollar volume of contracts written during each period is a relevant and meaningful statistic to the understanding of the operations of the Company. Net dollar volume of contracts written represents gross dollar sales contracts executed during the period less estimates for bad debts and discounts incurred on sales of trade receivables (“financial discounts”). The following table summarizes the net dollar volume of contracts written during the nine months ended March 31, 2006 and 2005 and reconciles the net dollar volume of contracts written to revenue as reported in our financial statements.

	2006	2005
	(In thousands)
Total revenue recognized in financial statements	$156,893	$28,207

Less: Product and other revenue recognized in financial statements	(147,970)	(17,733)

Add: product and other contracts written net of estimates for bad debts and financial discounts	59,501	55,312

Net dollar volume of contracts written	$68,424	$65,786

Net contracts written during the current period increased 4% from the prior year period. The increase is primarily attributable to the increase in number of training workshops and the increase in average number of buying units attending the workshops offset, in part, by the decrease in the percentage of buying units making purchases.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for the current period increased to $21,753,000 from $21,560,000 for the prior year period, an increase of 1%. The increase is primarily the result of the increase in net dollar volume of contracts written offset by cost cutting measures taken at our Internet training workshop events during calendar 2005. Additionally, cost of revenue in the prior year period was higher than normal due to the additional personnel costs related to the hiring and training of the fifth workshop team, which was deployed on November 1, 2004. Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current period increased to $27,400,000 from $22,609,000 for the prior year period, an increase of 21%. Selling and marketing expenses were higher during the nine months ended March 31, 2006 when compared to the nine months ended March 31, 2005 as a result of new marketing tests conducted during the current period. Furthermore, response rates to our selling and marketing activities were adversely affected during the current period as a result of negative media against the Company during the past twelve months, which caused an increase in advertising expense. Trends in selling and marketing expense will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current period increased to $10,385,000 from $7,120,000 in the prior year period, an increase of 46%. The increase in general and administrative expenses during the current period is primarily attributable to an increase in accounting and professional fees of approximately $935,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements. The increase in general and administrative expenses during the current period is also due to an increase in legal fees of approximately $359,000 associated with the various legal actions noted in this Form 10-Q and stock option compensation expense to employees of $686,000 associated with the application of SFAS No. 123(R) in fiscal 2006. The balance of the increase in general and administrative expenses is the result of the general increase in operations which contributed to an overall increase in salaries and wages, insurance costs, and other expenses of approximately $1,285,000.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for the current period was $2,099,000 compared to $2,594,000 in the prior year period, a decrease of 19%. The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005. We anticipate retaining more of our trade receivables in the future. Consequently, we expect interest income to increase subsequent to December 2005 as the trade receivables balance increases.

Income Taxes

As of June 30, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our then existing business model. For the nine months ended March 31, 2005, we generated taxable income for income tax purposes, but through the utilization of our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $454,000.

Due to the change in business model in December 2005 described above, we determined that it was more likely than not that a significant portion of our net deferred income tax assets would be realized. Consequently, the corresponding valuation allowance was removed in December 2005 and we recorded an income tax benefit of $9,829,000 during the nine months ended March 31, 2006. Because of these changes in December 2005, we expect we will recognize income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.

Liquidity and Capital Resources

Working Capital

As of March 31, 2006, we had working capital of $11,203,000 compared to negative working capital of ($6,212,000) as of June 30, 2005. As of March 31, 2006, we had working capital, excluding deferred revenue, of $33,509,000 compared to $26,934,000 as of June 30, 2005. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. Although, until the three months ended December 31, 2005, we had incurred significant losses for US GAAP financial statement reporting purposes, we have generated cash flows from operating activities since fiscal 2003. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2006, we had $28,083,000 of cash and cash equivalents compared to $10,691,000 as of June 30, 2005. During the nine months ended March 31, 2006 and 2005, we generated positive cash flows from operating activities of $17,695,000 and $5,451,000, respectively. Net cash provided by operating activities during the nine months ended March 31, 2006 resulted primarily from the sale of trade receivables held for sale in August 2005.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables and trade receivables held for sale, net of allowance for doubtful accounts, totaled $10,140,000 as of March 31, 2006 compared to $21,024,000 as of June 30, 2005. Long-term trade receivables, net of allowance for doubtful accounts, were $5,092,000 as of March 31, 2006 compared to $1,754,000 as of June 30, 2005. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have the ability to sell our trade receivables for cash if we desire. In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount. We also entered into an agreement in August 2005 with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire. Under the provisions of this agreement, we may sell our domestic trade receivables to the third-party financing company at our net book value less seven percent for transaction fees and servicing costs. As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables except as circumstances arise or may require. In the future, we may evaluate agreements with other third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of March 31, 2006 totaled $3,361,000, compared to $2,376,000 as of June 30, 2005. Our accounts payable as of March 31, 2006 were generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs. As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash. See “Liquidity and Capital Resources - Trade Receivables and Trade Receivables Held for Sale,” for further information.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140". SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 156 on its results of operations or financial position, but does not expect that the adoption of SFAS No. 156 will have a material impact.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	Our expectation that product and other revenues will increase due to the change in our business model;

•	Our belief that trends in cost of revenue will not be consistent with the trends in revenue;

•	Our belief that trends in selling and marketing expense will not be consistent with the trends in revenue;

•	Our intention to retain more of our trade receivables in the future;

•	Our expectation that interest income will increase;

•	Our expectation that we will continue to recognize income tax expense commensurate with federal, state and foreign statutory rates;

•	Our expectation that the costs and expenses we incur as deferred revenue amounts are recognized as product and other revenue will be insignificant;

•	Our belief that we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months; and

•	Our belief that we have the ability to sell our trade receivables for cash if we desire.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1A. - Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

•	Fluctuations in our operating results because of negative publicity, seasonality, competition and other factors;

•	Adverse international or domestic regulatory developments affecting the Internet or our business;

•	Costs of and developments in our pending litigation and SEC investigation;

•	Our ability to generate revenue and profits from current strategic partnerships;

•	Our ability to generate cash flow from operating activities or sell receivables;

•	Our ability to expand current markets and develop new markets and establish profitable new strategic partnerships;

•	Our ability to continue to finance EPTA customer contracts; and

•	Whether there is continual demand for our products and services in our target market of small business and entrepreneurs for assistance in establishing websites.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest and foreign exchange rates.

As of March 31, 2006, we have $15,232,000 of trade receivables, net of allowance for doubtful accounts. These trade receivables typically bear interest of 18% for a term of 24 months. Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of March 31, 2006, we have $5,215,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2006 and 2008. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Beginning in August 2004, we began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in our foreign currency denominated trade receivables. These contracts are entered into at the beginning of each month and are settled at the end of each month. The Company does not intend to qualify these derivative instruments as hedges for accounting purposes. Consequently, gains and losses incurred from these contracts are recognized in other income (expense) upon settlement of the contracts at the end of each month. The Company has not entered into any foreign currency forward exchange contracts subsequent to August 2005. During the three months ended March 31, 2006 the Company had no losses from foreign currency contracts. During the three months ended March 31, 2005, the Company recognized $67,000 in losses from foreign currency forward exchange contracts. During the nine months ended March 31, 2006 and 2005, the Company recognized $79,000 and $226,000 in losses from foreign currency forward exchange contracts, respectively. No foreign currency exchange options were outstanding as of March 31, 2006 or June 30, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2005, we concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC. We identified that we had material weaknesses in the design of internal controls over financial reporting because we did not have the appropriate and complete understanding of US GAAP to: (1) properly record revenue from sales of software products and services in multiple-element arrangements for which revenue should have been deferred and recognized over the estimated service period; (2) properly record revenue from sales of software products and related services purchased through extended payment term arrangements (EPTAs) when the collectibility of the EPTAs was not deemed “probable” (such revenue should have been deferred and recognized as payments are received from customers); and (3) properly reflect the sale of trade receivables subject to recourse as collateralized borrowings.

Subsequent to June 30, 2005, we have identified and implemented remediations designed to address the previously identified material weaknesses in the design of internal controls over financial reporting. Subsequent to June 30, 2005, we changed the design of internal controls over non-routine and complex accounting matters to include consultation with and review by certain outside accounting and financial reporting experts and the implementation of a disclosure committee to address key reporting matters in advance of issuing our SEC filings. Consequently, we no longer continue to identify that we had material weaknesses in the design of internal controls over financial reporting as of March 31, 2006. Additionally, subsequent to December 31, 2005 we have engaged an international accounting firm to review our accounting for income taxes.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Other than as set forth above, during the most recent fiscal quarter covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. To date, the Company has been able to resolve these matters on a mutually satisfactory basis, and the Company believes that it will be successful in resolving the currently pending matters. However, the ultimate resolution of these matters may have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. Additional complaints were then filed against the Company alleging similar claims. The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company. The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff. The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company. The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, and on other subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A., after review of the law and memorandum, declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act. The Company continues to seek a global and dispositive resolution of all outstanding issues with the state of California and its counties.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case. At mediation, the parties agreed to a settlement that resolves all outstanding issues under the order. The court has “re-listed” the matter for May 9, 2006 for entry of the settlement agreement. Subject to being entered by the court, the settlement provides that, the Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000. The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792. The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,292 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion to dismiss the proceedings as it believes the claims are not legally sufficient. The Company has also been in discussion with the Indiana Attorney General with regard to the matters set forth in the complaint.

On October 24, 2005, the Company announced it had been notified that the SEC had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change in the independent registered public accounting firm for the Company. The Company filed a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is subject to various other claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial position, results of operations, or liquidity.

The Company accrues for losses resulting from legal proceedings when such losses are probable of occurring and the amount of loss can be reasonably estimated.

Item 1A. Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes.

Our business prospects, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Proposed Federal Trade Commission rules could impact the manner in which the Company solicits potential customers.

On April 5, 2006, the FTC announced proposed rules that, if adopted, could impact the manner in which the Company solicits potential customers. The Company does not believe that the rules as presently proposed would materially impact the Company. The FTC is currently requesting comments to the proposed rules. The Company cannot predict whether the proposed rules will be adopted. The Company is developing and testing marketing materials that would comply with the rules if the proposed rules were adopted and if the proposed rules were deemed to apply to the Company. The Company does not expect the proposed new rules, if adopted and if deemed to apply to the Company, will materially impact the Company. However, the proposed rules, if adopted, may be interpreted or applied in a manner that materially and adversely affects the Company.

  Changes in international and domestic laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our revenue and harm our business.

We are subject to a variety of international, federal and state laws and regulations as well as oversight from a variety of international and domestic governmental agencies.  The laws governing our business may change in ways that harm our business.  Government agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business.  These interpretations are also subject to change.  Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue and increase our compliance costs and reduce our profitability.

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

•	our ability to attract and retain customers

•	negative publicity about our industry, workshops, or products

•                  one time events that negatively impact attendance and sales at our Preview Training Sessions and Internet training workshops

•	number of workshops in a given period

•	intense competition

•	regulatory actions and legal proceedings

•	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce

•	our ability to timely and effectively upgrade and develop our systems and infrastructure

•	changes to our business model resulting from regulatory requirements

•	our ability to control our costs

•	our ability to attract, train and retain skilled management, strategic, technical and creative professionals

•	technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally

•	the availability of working capital and the amount and timing of costs relating to our expansion

•	general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

From time to time we are and have been the subject of governmental inquiries and investigations as well as lawsuits that could require us to change our sales and marketing practices or pay damages or fines which could negatively impact our financial results.

Since inception we have, from time to time, received inquiries from and have been made aware of investigations by the Federal Trade Commission and government officials and agencies in many of the states and certain countries in which we operate. We have also been sued by customers who are dissatisfied with our products and services. We have attempted to address the concerns raised by these matters through one or more of the following:  the provision of a more complete explanation of our business, minor modifications of our sales and marketing practices, and direct dialogue with customers to resolve their concerns on a mutually satisfactory basis. Nevertheless, there can be no assurance that the ultimate resolution of the currently pending or possible future lawsuits, inquiries or investigations will not have a material adverse effect on our business or results of operations.

Adverse publicity could harm our business.

Adverse publicity concerning our Internet workshops, products, services, management or legal proceedings could reduce the response rates to our advertisements, reduce attendance and purchase rates at our workshops and third-party sales to our customers, and thereby adversely affect our revenues. We do not always know when adverse publicity may occur and cannot accurately predict its impact on our business and results of operations.

We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so it may require us to raise additional working capital.

We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are either sold to one of several third-party finance companies, with or without recourse, or are retained by the Company and the collection activity is serviced by a third party. Thereafter, we sometimes seek to sell the serviced contracts to the servicer or other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business. Although we have not recently experienced difficulties selling our installment contracts at the levels our cash requirements dictate, a recurrence of those conditions would likely require us to raise additional working capital to allow us to service these assets on our own. Since May 2004, the Company has not sold installment contracts with any recourse provision.

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

 We depend on our senior management, and our loss of these individuals could put us at a serious disadvantage.

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

We might require additional capital to support business growth and fund other needs of the business, and such capital might not be available.

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

We are subject to litigation and regulatory investigations.

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

The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. To date, the Company has been able to resolve these matters on a mutually satisfactory basis, and the Company believes that it will be successful in resolving the currently pending matters. However, the ultimate resolution of these matters may have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. Additional complaints were then filed against the Company alleging similar claims. The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company. The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff. The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company. The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, and on other subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221 “SAMP ACT”). The Company had previously settled a case with the San Mateo County D.A. regarding the California Seminar Sales Act, and the Company insists that it has fully complied with that settlement. The Company had previously detailed to the San Mateo D.A. the manner in which it conducts business and provided an extensive brief on the law relating to the SAMP Act and why the Company believes it is not subject to its provisions. The San Mateo D.A., after review of the law and memorandum, declined to take any action relative to the SAMP Act. The Company disputes that it is subject to or has violated the SAMP Act. The Company continues to seek a global and dispositive resolution of all outstanding issues with the state of California and its counties.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case. At mediation, the parties agreed to a settlement that resolves all outstanding issues under the order. The court has “re-listed” the matter for May 9, 2006 for entry of the settlement agreement. Subject to being entered by the court, the settlement provides that, the Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000. The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792. The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,292 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion to dismiss the proceedings as it believes the claims are not legally sufficient. The Company has also been in discussion with the Indiana Attorney General with regard to the matters set forth in the complaint.

On October 24, 2005, the Company announced it had been notified that the SEC had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change in the independent registered public accounting firm for the Company. The Company filed a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is subject to various other claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial position, results of operations, or liquidity.

The Company accrues for losses resulting from legal proceedings when such losses are probable of occurring and the amount of loss can be reasonably estimated.

We may not prevail in these actions and may be required to pay fines or damages or be subject to other adverse consequences.

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

•	unproven markets for our services and products

•	unexpected changes in regulatory requirements

•	terrorism, war and international conflicts

•	potentially adverse tax environment

•	export restrictions and tariffs and other trade barriers

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

Significant additional dilution will result if outstanding options and warrants are exercised. As of March 31, 2006, we had outstanding stock options to purchase approximately 1,194,670 shares of common stock. To the extent that such options are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

Our stock being listed on the American Stock Exchange may limit the scope of potential investors. We withdrew an application for listing on the Nasdaq Capital Market as we believed a listing on the American Stock Exchange was in the best interests of our shareholders and would be more expeditious; the withdrawal may be perceived as negative which could affect the value of our common stock. In addition, the market for our common stock may not always be an active market.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates and recommendations by financial analysts covering other companies, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. We recently successfully resolved a de-listing proceeding brought by AMEX. We cannot assure that we will not receive de-listing notices in the future.

Future sales of common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, including as a result of our contractual obligation to register for public resale certain of our outstanding shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of April 30, 2006, we had outstanding 12,147,494 shares of common stock. Shares issued upon the exercise of stock options granted under our stock option plans will be eligible for resale in the public market from time to time subject to vesting and, in the case of some options, the expiration of lock-up agreements.

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

May 5, 2006	iMergent, Inc. By: /s/ Donald L. Danks Donald L. Danks Chief Executive Officer

May 5, 2006	By: /s/ Robert Lewis Robert Lewis Chief Financial Officer