Form 10-K
period 2006-06-30
IMERGENT INC
filed 2006-09-12
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2006.

OR

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

(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2005 (end of the Company’s second fiscal quarter) was approximately $150.3 million.

The number of shares of the registrant’s common stock outstanding at August 31, 2006 was 12,388,438.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

PART I

Throughout this report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our company” or “the Company.”  As used in the Form 10-K, “StoresOnlineTM” is a registered trademark of our Company in the United States and other countries.  All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PROJECT, PREDICT, POTENTIAL OR CONTINUE, (INCLUDING THE NEGATIVE OF SUCH TERMS) OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.  IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW UNDER ITEM 1A.  THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS.  WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

Item 1.  Business

GENERAL

We are an eServices company offering eCommerce technology, training and web-based technologies and resources to small businesses and entrepreneurs.  Our StoresOnline eCommerce Software and associated services leverage industry and client practices, and help increase the predictability of success for Internet merchants.  Our services also help our customers to decrease the risks associated with eCommerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support.  Our strategic vision is to remain an eCommerce provider focused on our target market.

iMergent, Inc. (formerly known as Netgateway, Inc.) was incorporated as a Nevada corporation on April 13, 1995.  In November 1999, we were reincorporated under the laws of Delaware.  Effective July 3, 2002, we changed our corporate name to “iMergent, Inc.” to better reflect the scope and direction of our current business activities of assisting and providing web-based technology solutions to small businesses and entrepreneurs who are seeking to establish a viable eCommerce presence on the Internet.

iMERGENT WEBSITE

The mailing address of our headquarters is 754 East Technology Avenue, Orem, Utah 84097, and our telephone number at that location is (801) 227-0004. Our Website is www.imergentinc.com.  Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

INDUSTRY BACKGROUND

The Internet economy has transformed the way business is conducted.  To address this more competitive environment, successful companies must market dynamically, compete globally and communicate with a network of consumers and partners.  Introducing a business to the Internet economy can unleash new opportunities for that business that drive revenue growth, services opportunities, product innovation, and operational efficiencies.  Companies must be able to offer and deliver their services and products through the Internet to capitalize on this potential.

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

According to the Retail Indicators Branch of the U.S. Census Bureau, eCommerce retail sales in the U.S. has grown from $5 billion quarterly sales in the fourth calendar quarter of 1999 to $25 billion quarterly sales in the first calendar quarter of 2006.  Additionally, eCommerce retail sales as a percentage of total U.S. retail sales has grown from just over 0.5% in the fourth calendar quarter of 1999 to over 2.5% in the first calendar quarter of 2006.

We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of eServices companies offering specialized solutions, such as order processing, transaction reporting, helpdesk, training, consulting, security, website design and hosting.  According to the U.S. Department of Commerce there are approximately 24.7 million small businesses and entrepreneurs in the U.S. and approximately 1.0 million new businesses start up each year.  We believe there is a large, fragmented and under-served population of companies searching for professional services firms that offer business-to-consumer eCommerce solutions coupled with training, consulting and continuing education.

We believe few of the existing eServices providers targeting small businesses and entrepreneurs have the appropriate range of product and services offerings that we do focusing on the specific and dynamic needs of this market.  We believe this market requires an easy to adopt platform of product and services offerings that assists in a coordinated transformation or launch of a business in a way that embraces the opportunities presented by the Internet.  Accordingly, we believe these organizations are increasingly searching for solutions to business-to-consumer eCommerce focused on their requirements.  These requirements include training, education, technology, creative design, transaction processing, data warehousing/hosting, transaction reporting, help desk support and consulting.  Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and client practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

OUR BUSINESS

Offering Services to Small Businesses and Entrepreneurs

We offer a continuum of services and technology to the small business owner and entrepreneur.  Our services start with a complimentary 90-minute informational “Preview Training Session” for those interested in extending their business to the Internet.  These Preview Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet.  We typically conduct 50 to 100 Preview Training Sessions each week.  At these Preview Training Sessions, our instructors (1) preview the advantages of establishing a website on the Internet, (2) answer in general terms many of the most common questions new or prospective Internet merchants have, (3) explain in general terms how to develop an effective internet strategy, and (4) explain how to transform an existing “brick and mortar” company into a successful eCommerce enabled company.

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

At the workshop, the attending small business owner or entrepreneur is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and thereby become an Internet merchant and customer of the Company.  We offer attendees of our workshops the following integrated package of products and services:

•                                          A license to create from three to as many as six different fully eCommerce enabled websites, with the option to host those websites on the Company’s servers.

•                                          Access to our detailed resource center of Internet marketing information.

•                                          Helpdesk technical support via on-line chat, emails, and telephone.

•                                          Tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.).

•                                          Merchant accounts for real-time on-line credit card processing.

•                                          Testing and marketing tools.

The license to our StoresOnline software and website development platform permits the client to create three to six custom websites.  If the client prefers, for an additional set-up fee, it can use our development team to assist with the design and setup of the website.  Clients can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. The websites hosted by us allow the clients to take advantage of our hosting and support services.

Following the initial license sale, we seek to provide additional technology and services to our clients.  We offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content, pages powered by Macromedia® Flash and Director programming techniques.  We have partnered with third-party coaching and training companies who offer our clients additional marketing tools for their web businesses combined with an option of a ten-week coaching and mentoring program or a live two-day advanced training session.  We receive a commission from these training companies when our clients purchase any of their products and services.  For a fee, we allow third parties to market to our clients in our Preview Training Sessions and workshops, and through direct marketing, other products and services, which are complimentary with our own products and services.  Furthermore, we continue to explore ideas, products and services to enhance ongoing customer training and assistance.

We are seeking to increase both the number of Preview Training Sessions and workshops in the United States, and internationally.  Initially, we are making product and services offerings into selected English-speaking countries in the Asia Pacific region, Canada and Europe.    We are continuing to test and grow our international market strategies based on our experiences.

Seasonality

Our revenues are subject to seasonal fluctuations.  Responses to our marketing for our Preview Training Sessions and workshops appear to be lower during the period from June 15 through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe a key component of our success comes from a number of new, recently developed proprietary technologies.  We believe these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses.  Our technologies include our website development software (StoresOnline Pro), advanced editing liberties in terms of content and website creation, dynamic image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform has been continuously enhanced over the past decade and is an innovative website-building environment.  Features and functions of our StoresOnline software include:

•                                          During website development, our customers can experience the look and feel of their websites as if they were their own customers.  They can shop, navigate, order products, track orders, and more.  Should they want to change or add more elements, they can edit, rearrange, add, and delete the elements all within a dynamic, point-and-click environment.

•                                          All designs are customized and unique, based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment.

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

Sales and Marketing

Because most of our products are sold to persons who have attended both our workshop session and our Preview Training Session, we make a significant investment to get the potential customers to our workshops.  Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business.  We are continuously testing and implementing changes to our business model, which are intended to further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers.

We advertise our Preview Training Sessions in direct mail and on-line solicitations targeted to potential customers meeting established demographic criteria.  The mailing lists we use are obtained from list brokers.  The direct mail pieces are sent several weeks prior to the date of the Preview Training Session.

Research and Development

During the years ended June 30, 2006, 2005, and 2004 we invested $916,000, $788,000 and $358,000, respectively, in the research and development of our technologies.  Almost all of this investment was for our StoresOnline Pro software platform.  Our research and development efforts in fiscal 2005 focused on production and refinement of the StoresOnline Pro platform, which was released in fiscal 2005.  In general, our research and development efforts during fiscal 2006 consisted of the following:

•                                          StoresOnline, which included the ability to design the look and feel of the site within the point-and-click environment.

•                                          Enhanced interactive documentation (i.e., topical subjects, video instruction, bookmarks for topical study, and searchable content) for instructional need.

•                                          Enhanced merchant services area to include searchable content, bookmarks for topical study, and the addition of several new marketing topics.

•                                          Integration of Froogle.com for customer product feeds.

•                                          Enhanced ability to recover/restore website content.

•                                          New customer relationship management tools and interaction with hosted domain name management email alias management, and revised permission marketing management.

•                                          Ability to deploy our software on any server platform.

COMPETITION

Our markets are becoming increasingly competitive.  Our competitors include companies that sell through workshop formats like ours, as well as portals, application service providers, software vendors, systems integrators and information technology consulting services providers.

Most of these competitors do not yet offer the full range of Internet professional services we believe our target market requires.  These competitors could elect to focus additional resources in our target markets, which could materially adversely affect our business prospects, financial condition and results of operations.  Many of our current and potential competitors have longer operating histories, larger customer bases, and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

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

There are relatively low barriers to entry into our business.  Our proprietary technology would not preclude or inhibit competitors from entering our markets.  In particular, we anticipate that new entrants will try to develop competing products and services or new forums for conducting eCommerce that could be deemed competitors.  In addition, if eCommerce or Internet based enterprises with more resources and name recognition than us were to enter our market, they may redefine our industry and it would be difficult for us to compete with such enterprises.

Expected technology advances associated with the Internet, increasing use of the Internet, and new software products are welcome advancements that should broaden the Internet’s viability as a marketplace.  We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future.  We believe we can continue our success by periodic revision of our methods of doing business and by continuing our expansion into international markets where we believe there is an overall lower level of competition.

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

EMPLOYEES

As of July 28, 2006, we had 242 full-time employees, including 5 executive personnel, 143 in sales and marketing, 6 in the development of our eCommerce solutions, 12 in website production, 51 in customer support, and 25 in general administration and finance.  We also draw from a pool of 30 independent contractors who speak at our Preview Training Sessions and workshops.

GOVERNMENTAL REGULATION

We are subject to regulations applicable to businesses generally.  In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices.  We believe that we do not offer our customers a “business opportunity” or a “franchise” as those terms are defined in applicable statutes of the states in which we operate.  We believe that we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e., to cancel the sale) for workshop purchases.  Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rights.  These rights could reduce our sales if customers who purchase products and services at our workshops elected to exercise those rights.

We are also subject to an increasing number of laws and regulations directly applicable to access to, and commerce on, the Internet.  In addition, due to the increasing popularity and use of the Internet, it is probable that additional laws and regulations will be adopted in the future, addressing issues such as user privacy and pricing and quality of products and services.  The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services.  Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial condition or results of operations.  Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.  In particular, our initial contact with some of our customers is through e-mail.  The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations.  Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 9 entitled Segment Information in our consolidated financial statements.

ITEM 1A.   RISK FACTORS.

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Proposed Federal Trade Commission rules could adversely impact the manner in which we solicit potential customers.

On April 5, 2006, the Federal Trade Commission, or FTC, announced proposed rules that, if adopted, could be construed or applied in a way that would negatively impact the manner in which we solicit potential customers and offer our customers our products.  The FTC is currently requesting comments to the proposed rules.  We cannot predict whether the proposed rules will be adopted, or if adopted, whether they would be deemed to apply to us.  The proposed rules, if adopted, may be interpreted or applied in a manner that may reduce our revenue and profitability.

Changes in international and domestic laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of international, federal and state laws and regulations as well as oversight from a variety of international and domestic governmental agencies.  The laws governing our business may change in ways that harm our business.  Federal, state or foreign governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business.  These interpretations are also subject to change.  Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs and reduce our profitability.   In addition, governmental agencies such as the SEC, IRS or state taxing authorities may find that we have violated federal laws, state laws or their rules and regulations, and we could be subject to fines, penalties or other actions that could materially harm our business.

From time to time we are and have been the subject of governmental inquiries and investigations into our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results or ability to conduct business.

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

On February 14, 2005, the state of Texas notified us of its intent to file an action against us, which was in fact filed on February 21, 2005. The action was against iMergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791.  The petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law.  The Company further disputed there has been any instances of fraud.  On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 into a refund pool to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers, the remaining funds in the refund pool may be applied to the $60,000 in legal fees, and any remaining funds in the refund pool will go into an educational fund for the state of Texas. The deadline for the filing of claims has now expired, and the agreed reimbursement has been less that $340,000, accordingly the Company will not be responsible for any further costs of fees. The Company also agreed to certain actions intended to clarify the business practices of the Company. There was no limitation on the Company conducting business in the state of Texas, and there was no material negative impact on the operations of the Company.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005, and subsequent dates, we met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether we were in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the “SAMP ACT”).  On September 1, 2006, the parties agreed to a stipulation which provides that the Company pay a total settlement $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to make refunds to certain California customers who may file claims.  To the extent that filed claims exceed the balance in the refund account, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that we register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court

District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the Court, the settlement resolves all outstanding issues under the order.    The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. There has been no final accounting of accepted claims.  The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,000 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion for summary judgment, as it believes the claims are not legally sufficient, and contends as a matter of law that it is not subject to the business opportunity statute.

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

We may not prevail in these actions and may be required to pay fines or damages, we may be restricted in our ability to conduct our business in a given market, or be subject to other adverse consequences.  In addition, the cooperation in these matters, as well as other litigation or regulatory matters, requires the diversion of our resources, including time and expense, from growing our business.

From time to time we are and have been the subject of customer complaints and lawsuits relating to our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results.

We sometimes receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation.  Some of these matters are pending.  The ultimate resolution of these matters may have a material adverse effect on our financial condition or results of operations.

We are the subject of claims alleging violations of federal securities laws, which claims require us to expend significant resources to dispute, and could subject us to significant liability and the requirement to pay damages.

Our current and former directors and officers are the subject of stockholder derivative lawsuits and lawsuits alleging violations of federal securities laws.  For example, on March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against us, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah.  Additional complaints were then filed against us alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against us, certain current and former officers, and certain current and former directors, together with our former independent auditors, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required us to restate our financial results. The suit seeks unspecified damages, including attorneys’ fees and costs.  We may be required to pay judgments or settlements and incur expenses in amounts that would materially harm our business and financial results.  For more information about these legal proceedings, please refer to Part I, Item 3, Legal Proceedings.

We are being investigated by the Securities and Exchange Commission, which could subject us to fines, penalties or other actions, which could adversely affect our financial results.

On October 24, 2005, we announced we had been notified that the SEC had issued a formal order of investigation related to us.  Although we have cooperated with the SEC in this matter, and intend to continue to cooperate with the SEC, the SEC may find that we have violated the securities laws.  We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations.  The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil, injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions.  It is not possible to accurately predict at this time when matters relating to the investigation will be completed, the final outcome of the investigation, what, if any, actions may be taken by the SEC or by other governmental agencies in federal, state or foreign jurisdictions.  Such actions may negatively impact our consolidated financial statements, results of operations, business prospects or liquidity.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of  (i) our limited operating history and (ii) the emerging nature of the markets in which we compete.  Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital should we seek to do so.  Our quarterly results may fluctuate based on the following factors, among others:

•                                          our ability to attract and retain customers

•                                          negative publicity about our industry, workshops, or products

•                                          one time events that negatively impact attendance and sales at our Preview Training Sessions and Internet training workshops

•                                          seasonal fluctuations in our business

•                                          number of  workshops in a given period

•                                          intense competition

•                                          changes in pricing policies

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

Adverse publicity could reduce customer interest in our workshops and harm our financial results.

We have received adverse publicity concerning our business, and may, in the future, receive additional adverse publicity concerning our business.  Adverse publicity concerning our business, including our Internet workshops, products, services, management or legal proceedings could reduce the response rates to our advertisements, reduce attendance and purchase rates at our workshops and third-party sales to our customers, and thereby adversely affect our revenues.  We do not always know when adverse publicity may occur and cannot accurately predict its impact on our business and results of operations.

We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so we maybe required to raise additional working capital.

We offer our customers a choice of payment options at our Internet training workshops, including an installment payment plan. These installment contracts are either sold to one of several third-party finance companies, with or without recourse, or are retained by us and the collection activity is serviced by a third party. Thereafter, we sometimes seek to sell the serviced contracts to the servicer or other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business, and a recurrence of those conditions would likely require us to raise additional working capital to allow us to service these assets on our own. Since May 2004, we have not sold installment contracts with any recourse provision.

Our ability to use our net operating loss carryforwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of June 30, 2006, the Company has net operating loss (“NOL”) carryforwards of approximately $40,055,000. Approximately $11,418,000 of the NOL carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two ownership changes, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL. Future changes in ownership of more than 50 percent may limit the use of these carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected by this limitation if we cannot receive the full benefit of the NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and our loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our president, Brandon Lewis; Chief Executive Officer, Donald Danks; Chief Financial Officer, Robert Lewis; Chief Technical Officer, David Rosenvall; as well as certain speakers at our Preview Training Sessions and workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel in all areas if we are to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

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

We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers and if we cannot maintain these merchant accounts our business would be harmed.

Each financial institution that issues merchant accounts establishes limits on the amount of payments, which may be received through the account and requires that we keep reserves on deposit with it to protect the financial institution against losses it may incur with respect to the account.  We have, in the past, experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and changes in the rate of charge-backs. If we were to experience a significant reduction in or loss of these merchant accounts our business would be severely and negatively impacted.

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

Our operations could be hurt by a natural disaster, network security breach  or other catastrophic event.

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

The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of such products and services internationally are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance or if our efforts to expand internationally do not sustain market acceptance.

We may not have the resources to compete with other companies within our industry.

Many of our direct competitors have announced their intention to offer a range of Internet products and services comparable to those offered by us.  These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

Our expansion into international markets and development of country-specific eCommerce products and services may be difficult or unprofitable.

We are continuing to expand our operations into selected international markets. There are difficulties inherent in doing business in international markets such as:

•                  cultural, language and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our Preview Training Sessions and Internet training workshops and/or lower than anticipated sales,

•                  banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites,

•                  unproven markets for our services and products,

•                  unexpected changes in regulatory requirements,

•                  terrorism, war and international conflict,

•                  potentially adverse tax environment,

•                  export restrictions and tariffs and other trade barriers,

•                  burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to sales and marketing practices, intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet,

•                  fluctuations in currency exchange rates; and

•                  restrictions on repatriating cash from foreign markets.

Directors and executive officers beneficially own approximately 7% of our common stock and their interests could conflict with other stockholders.

Our current directors and executive officers beneficially own approximately 7% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

Our future success depends on continued growth in acceptance of the Internet as a business medium.

In order for us to attain success, the Internet must continue to achieve widespread acceptance as a business medium. In addition, the businesses and merchants to whom we market our products and services must be convinced of the need for an online eCommerce presence and must be willing to rely upon third parties to develop and manage their eCommerce offerings and marketing efforts. It remains uncertain whether sustained significant demand for our products and services as sold through our workshop format will exist and whether our distribution channel to our target markets will establish itself as the preferred channel. If we are not successful in responding to the evolution of the Internet and in tailoring our product and services offerings to respond to this evolution, our business will be materially and adversely affected.

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

We have no patented, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business. In addition, the costs to develop and provide eCommerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer eCommerce services providing significant technological, creative, performance, price or other advantages over the services that we offer.

Future sales of common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 31, 2006, we had outstanding 12,388,438 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2006, we had outstanding stock options to purchase approximately 984,551 shares of common stock. To the extent that such options are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

Our business could be materially and adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Economic conditions may cause small businesses and entrepreneurs to curtail or eliminate spending on eCommerce services or to reduce demand for our products and services. An adverse change in economic conditions may adversely effect our business.

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

If we do not successfully expand our sales team, we may be unable to substantially increase our sales.

We sell our products primarily through our training workshops, and we must expand the number of our workshop sales teams to increase revenue substantially. If we are unable to hire or retain qualified speakers and sales team members or if new team members fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our workshop team members may require a long period of time to become productive. The time required to reach productivity, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our workshop sales force, or we may be unable to manage a larger workshop sales force.

Our stock price could decline further because of the activities of short sellers.

Our stock has attracted significant interest from short sellers.  The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company.

A number of very large, well capitalized, high profile companies service the eCommerce and technology markets.  If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers, and our revenue and profitability would suffer.  These potential competitors could likely offer a broad array of products and services that would compete favorably with our product offerings.  They could also likely offer these products at prices that would be difficult for us to match.

ITEM 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097.  The property consists of approximately 21,000 square feet leased from an unaffiliated third party.  The lease terminates on September 30, 2009.  The annual rent for our fiscal year ending June 30, 2007 will be approximately $310,000.  We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate.  We also rent on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet training workshops.  We are under no long-term obligations to such hotels.

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

On February 14, 2005, the state of Texas notified us of its intent to file an action against us, which was in fact filed on February 21, 2005. The action was against iMergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791.  The petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law.  The Company further disputed there has been any instances of fraud.  On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 into a refund pool to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers, the remaining funds in the refund pool may be applied to the $60,000 in legal fees, and any remaining funds in the refund pool will go into an educational fund for the state of Texas. The deadline for the filing of claims has now expired, and the agreed reimbursement has been less than $340,000, accordingly the Company will not be responsible for any further costs or fees. The Company also agreed to certain actions intended to clarify the business practices of the Company. There was no limitation on the Company conducting business in the state of Texas, and there was no material negative impact on the operations of the Company.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005 and subsequent dates, we met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether we were in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the “SAMP ACT”).  On September 1, 2006 the parties agreed to a stipulation which provides that the Company pay a total settlement of $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to make refunds to certain California customers who may file claims.  To the extent that filed claims exceed the balance in the refund account, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that we register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the Court, the settlement resolves all outstanding issues under the order.    The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. There has been no final accounting of accepted claims.  The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,000 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion for summary judgment, as it believes the claims are not legally sufficient, and contends as a matter of law that it is not subject to the business opportunity statute.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Our common stock began trading on the American Stock Exchange on August 16, 2004 under the symbol “IIG.”  From July 3, 2002 to August 13, 2004, our common stock traded on the Nasdaq OTC Bulletin Board under the symbol “IMGG.”  The following table sets forth the range of high and low bid prices as reported on the American Stock Exchange or the Nasdaq OTC Bulletin Board, as applicable, for the periods indicated.

	High	Low

Fiscal 2006
Fourth Quarter	$15.67	$11.70
Third Quarter	11.59	4.90
Second Quarter	7.58	3.10
First Quarter	11.79	5.57
Fiscal 2005
Fourth Quarter	$14.35	$7.57
Third Quarter	26.50	9.25
Second Quarter	15.50	8.20
First Quarter	10.74	6.05

With respect to bid prices reported for the periods in which our common stock was traded on the OTCBB, the bid prices indicate the prices that a market maker was willing to pay.  These quotations did not include retail markups, markdowns or other fees and commissions and may not have represented actual transactions.

SECURITY HOLDERS

There were 396 holders of record of our shares of common stock as of August 31, 2006.

DIVIDENDS

We have never paid any cash dividends on our common stock and we anticipate that we will retain future earnings, if any, to finance the growth and development of our business.  Therefore, we do not anticipate paying any cash dividends on our shares for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K.  The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2006, and the consolidated balance sheet data as of June 30, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.  The consolidated statement of operations data for the year ended June 30, 2003 and the consolidated balance sheet data as of June 30, 2004 are derived from audited consolidated financial statements not included in this Form 10-K.  The consolidated statement of operations data for year ended June 30, 2002, and the consolidated balance sheet data as of June 30, 2003 and 2002 are derived from unaudited consolidated financial statements not included in this Form 10-K.  Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended June 30,
Consolidated Statement of Operations Data:	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)

Revenue	$185,089	$39,075	$20,209	$12,259	$7,916

Net income (loss)	$110,622	$(29,517)	$(25,446)	$(15,630)	$(15,325)

Net income (loss) per common share:
Basic:	$9.09	$(2.49)	$(2.25)	$(1.42)	$(2.61)
Diluted:	$8.76	$(2.49)	$(2.25)	$(1.42)	$(2.61)

Weighted average common shares outstanding:
Basic:	12,164	11,835	11,330	11,019	5,874

Diluted:	12,624	11,835	11,330	11,019	5,874

	As of June 30,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
	(in thousands)

Cash and cash equivalents	$30,023	$10,691	$4,957	$2,306	$520
Working capital (deficit)	19,492	(6,212)	(12,793)	2,484	26
Total assets	66,012	38,927	26,602	12,823	10,871
Deferred revenue	28,757	114,050	68,990	36,077	18,291
Debt and collateralized borrowings	—	763	5,847	4,335	4,821
Capital lease obligations	91	170	257	26	109
Stockholders’ equity (deficit)	29,979	(83,603)	(55,568)	(30,864)	(15,480)

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

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware.  iMergent is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants.  The Company’s services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider focused on its target market.

We have experienced significant growth in the operations of our business during the past several years.  Although we had incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past four years.  The following discussion further expands on these trends and the anticipated effects of changes in our business model.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by conducting multiple workshops in international markets that were originally scheduled to occur during the quarter ended March 31, 2005.  Due to the success we experienced during the quarter ended December 31, 2004, we conducted similar workshops during the quarter ended December 31, 2005.  Consequently, we do not expect seasonal fluctuations to occur in the future in our fiscal second quarter but will continue to occur during our fiscal first quarter due to summer vacations.  We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

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

During January 2006, we launched StoresOnline Pro, the latest version of our StoresOnline Software (SOS).

During the quarter ended September 2005, the Company hired and trained its sixth workshop team and launched the sixth workshop team during August 2005.  Each workshop team generally consists of ten members.  During the quarter ended June 30, 2006, the Company hired, trained and launched seven new preview teams.  Each preview team generally consists of three members.

Change in Business Model

In December 2005, we changed our business model to require new customers to pay separately for customer support and access services on either a monthly or annual basis.  Customers who purchased Stores Online Software prior to December 20, 2005 were limited to one year of “free” access service.  The effects of these changes in our business model, including the recognition of $117,500,000 of previously deferred product and other revenue, are further described in our revenue recognition policies under “Critical Accounting Policies and Estimates” below.

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

Therefore, for the fiscal years prior to the change in business model in December 2005, all fees collected for sales of the software products, setup services, customer support, hosting services, and on-line auction training workshops have been deferred and are being recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to extended payment term arrangements (EPTA) contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers in being successful with their businesses.  These products and services are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19.

Impact on Revenue Recognition in Fiscal 2006 Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support.  The Company’s general counsel has reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company has the legal right to limit the “free” access service to one year for all existing customers and that such position would be upheld by a court of law.  In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

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

Cash sales of SOS licenses and other products are recognized as revenue upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

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

Allowance for Doubtful Accounts

For more than seven years, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Internet training workshops.  The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  As of June 30, 2006, our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, deferred revenue, and expenses accrued for financial reporting purposes but not for tax purposes. We record a valuation allowance to reduce our net deferred income tax assets to the amount that is more likely than not to be realized.  We have considered historical operations and current earnings trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing lawsuits and contingencies in determining the need for a valuation allowance.  If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed.  As of June 30, 2006, we have recorded a partial valuation allowance against our net deferred income tax assets.  As of June 30, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized.  Consequently, the corresponding valuation allowance was removed and we recognized an income tax benefit of $11,703,000 during the quarter ended December 31, 2005 (the period in which the change of business model took place).  As of December 31, 2005, we had recorded a valuation allowance against $8,376,000 of our net deferred income tax assets.  Because of these changes in December 2005, we have recognized income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.  As of June 30, 2006, we have recorded a valuation allowance against $7,746,000 of our net deferred income tax assets.  As future uncertainties are resolved, we may determine it is more likely than not that additional deferred income tax assets would be realized and, consequently, we may reverse the corresponding valuation allowance.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005

Revenue

Our fiscal year ends on June 30.  Revenues for the fiscal year ended June 30, 2006 (“fiscal 2006”) increased to $185,089,000 from $39,075,000 for the fiscal year ended June 30, 2005 (“fiscal 2005”), an increase of 374%.  Product and other revenue increased to $171,763,000 in fiscal 2006 from $24,895,000 in fiscal 2005, an increase of 590%.  The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred in accordance with SOP 97-2.  The change in our business model in December 2005 resulted in the recognition of revenue of approximately $108,000,000 during December 2005, which would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the years ended June 30:

	2006	2005
	(in thousands)
Deferred revenue, beginning of year	$114,050	$68,990

Add: product and other contracts written net of estimates for bad debts and financial discounts	86,470	69,955

Less: amounts recognized as product and other revenue	(171,763)	(24,895)
Deferred revenue, end of year	$28,757	$114,050

We expect product and other revenues to decrease in fiscal 2007 because the recognition of revenue of approximately $108,000,000 in fiscal 2006 as a result of the change in business model in December 2005 (described in our Critical Accounting Policies) will not be repeated.  We anticipate that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to assist our customers achieve success with their Internet-related businesses.

The increase in revenues from fiscal 2006 compared to fiscal 2005 is also attributable to the following factors. The number of Internet training workshops conducted during fiscal 2006 increased to 812 (including 141 that were held outside the United States) compared to 740 (including 189 that were held outside the United States) during fiscal 2005.  The average number of “buying units” in attendance at our workshops during fiscal 2006 was 91 compared to 87 during fiscal 2005.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 26% of the buying units made a purchase at the workshops during fiscal 2006 compared to 31% during fiscal 2005.  The decrease in percentage of buying units making a purchase was primarily the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers.  Purchases under EPTAs as a percentage of total workshop purchases decreased to 42% in fiscal 2006 compared to 52% in fiscal 2005.  The average workshop purchase increased during fiscal 2006 to approximately $5,300 compared to approximately $5,000 during fiscal 2005.  The increase in average workshop purchase was attributable to a price increase as a result of the launch of StoresOnline Pro in January 2006 and the introduction of additional products being sold during our workshops throughout fiscal 2006.  The increase was partially offset by the Company’s efforts to limit the number of products less qualified buyers can purchase.

Commission and other revenue decreased to $13,326,000 in fiscal 2006 compared to $14,180,000 in fiscal 2005, a decrease of 6%.  The decrease was primarily attributable to the fewer international sales compared to fiscal 2005.  International customers have historically tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Contracts Written

As noted in our revenue recognition policies above for the years presented, US GAAP does not permit the Company to recognize revenue at the time contracts are written for the sale of its products.  We believe that the net dollar volume of contracts written during each year is a relevant and meaningful statistic to the understanding of the operations of the Company.  Net dollar volume of contracts written represents gross dollar sales contracts executed during the year, less estimates for bad debts and financial discounts related to products and services sold under EPTAs.  The following table summarizes the net dollar volume of contracts written during the years ended June 30:

	2006	2005
	(in thousands)
Total revenue recognized in financial statements	$185,089	$39,075

Less: Product and other revenue recognized in financial statements	(171,763)	(24,895)

Add: Product and other contracts written, net of estimates for bad debts and financial discounts	86,470	69,955

Net dollar volume of contracts written	$99,796	$84,135

Net dollar volume of contracts written during fiscal 2006 increased 19% from fiscal 2005.  The increase is primarily attributable to the increase in number of training workshops, the increase in average workshop purchase, and the increase in the average number of buying units attending the workshops offset, in part, by the decrease in the percentage of buying units making purchases.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for fiscal 2006 increased to $30,966,000 from $29,276,000 for fiscal 2005, an increase of 6%.  The increase in cost of revenue is primarily attributable to the increase in net contracts written.  Cost of revenue was positively impacted by initiatives to reduce certain costs at our workshop events during fiscal 2006.  Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is recognized at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for fiscal 2006 increased to $39,996,000 from $31,750,000 in fiscal 2005, an increase of 26%.  The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during fiscal 2006.  Additionally, selling and marketing expenses were higher during fiscal 2006 when compared to fiscal 2005 as a result of new marketing tests conducted during the first half of fiscal 2006.  Furthermore, response rates to our selling and marketing activities were adversely affected during the first half of 2006 as a result of negative media reports against the Company.  Increases in postage on the Company’s direct mail materials also caused an increase in advertising expense.  Selling and marketing expense was also negatively impacted by increased travel costs associated with higher fuel prices. Trends in selling and marketing expenses will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are recognized when incurred or at the time of sale but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in fiscal 2006 increased to $13,945,000 from $9,884,000 in fiscal 2005, an increase of 41%.  The increase in general and administrative expenses during fiscal 2006 is primarily attributable to an increase in legal fees of $1,036,000 associated with the various legal actions noted within this Form 10-K, an increase in accounting and auditing fees of $987,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements, and the recognition of stock option compensation expense of $859,000 associated with the application of SFAS No. 123(R) in fiscal 2006.  The balance of the increase in general and administrative expenses is the result of the general increase in operations which contributed to an overall increase in salaries and wages, insurance costs, and other expenses of $1,179,000.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate.  Interest income for fiscal 2006 was $3,227,000 compared to $3,773,000 in fiscal 2005, a decrease of 14%.  The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005.  We anticipate retaining more of our trade receivables in the future.  Consequently, we expect interest income to increase subsequent to June 30, 2006 as the trade receivables balance increases.

Income Tax Provision

As of June 30, 2006, we have recorded a partial valuation allowance against our deferred income tax assets.  Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized as of December 31, 2005.  Consequently, the corresponding valuation allowance was removed.  For the year ended June 30, 2006, we have recognized an income tax benefit of $8,328,000 mainly due to the removal of a portion of the valuation allowance.  Because of these changes in December 2005, we have recognized income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.  As of June 30, 2006, we have recorded a valuation allowance against $7,746,000 of our net deferred income tax assets.  As future uncertainties are resolved, we may determine it is more likely than not that additional deferred income tax assets would be realized and, consequently, we may reverse the corresponding valuation allowance.

Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004

Revenue

Revenues for the fiscal year ended June 30, 2005 (“fiscal 2005”) increased to $39,075,000 from $20,209,000 for the fiscal year ended June 30, 2004 (“fiscal 2004”), an increase of 93%.  Product and other revenue increased to $24,895,000 in fiscal 2005 from $12,075,000 in fiscal 2004, an increase of 106%.  The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue, which were previously deferred.  The following table summarizes the activity within deferred revenue for the years ended June 30:

	2005	2004
	(in thousands)
Deferred revenue, beginning of year	$68,990	$36,077

Add: product and other contracts written net of Estimates for bad debts and financial discounts	69,955	44,988

Less: amounts recognized as product and other revenue	(24,895)	(12,075)
Deferred revenue, end of year	$114,050	$68,990

The increase in revenues from fiscal 2005 compared to fiscal 2004 is also attributable to the following factors. The number of Internet training workshops conducted during fiscal 2005 increased compared to fiscal 2004.  The number of Internet training workshops conducted during fiscal 2005 increased to 740 (including 189 that were held outside the United States) compared to 544 (including 58 that were held outside the United States) during fiscal 2004.  The average number of “buying units” in attendance at our workshops during fiscal 2005 was 87 compared to 89 during fiscal 2004.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 31% of the buying units made a purchase at the workshops during fiscal 2005 compared to 35% during fiscal 2004.  The decrease in percentage of buying units making a purchase was the result of (1) the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers and (2) the three-day customer rescission period that began to be offered to customers in the latter half of fiscal 2004.  The average workshop purchase increased during fiscal 2005 to approximately $5,000 compared to approximately $4,300 during fiscal 2004.  The increase in average workshop purchase was attributable to the introduction of additional products being sold during our workshops during fiscal 2005.

Commission and other revenue increased to $14,180,000 in fiscal 2005 compared to $8,134,000 in fiscal 2004, an increase of 74%.  The increase was primarily attributable to the increase in customer purchases described above.

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

	2005	2004
	(in thousands)
Total revenue recognized in financial statements	$39,075	$20,209

Less: Product and other revenue recognized in financial statements	(24,895)	(12,075)

Add: Product and other contracts written, net of estimates for bad debts and financial discounts	69,955	44,988

Net dollar volume of contracts written	$84,135	$53,122

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

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in fiscal 2005 increased to $9,884,000 from $7,079,000 in fiscal 2004, an increase of 40%.  The general increase in operations contributed to an overall increase in salaries and wages to $3,900,000 in fiscal 2005 from $2,900,000 in fiscal 2004.  Additionally, costs to service the collection of our trade receivables and receivables held for sale increased to $2,200,000 in fiscal 2005 from $1,100,000 in fiscal 2004.  The increase in costs to collect trade receivables increased primarily from the increase in trade receivables and the fact that we sold fewer trade receivables in fiscal 2005 than in fiscal 2004.  The remaining increase primarily relates to increased accounting and auditing fees associated with the implementation of the provisions of Sarbanes-Oxley.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate.  Interest income for fiscal 2005 was $3,773,000 compared to $1,720,000 in fiscal 2004, an increase of 119%.  The increase is attributable to the increase in trade receivables retained by us.

Income Tax Provision

As of June 30, 2005, we have recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model prior to December 2005.  However, we generated taxable income for income tax purposes.  For fiscal 2005, 2004 and 2003, we generated taxable income of approximately $11,580,000, $11,197,000, and $7,245,000, respectively.  We are able to utilize our net operating loss carryforwards to eliminate most, but not all, of our income tax liability.  Consequently, we recorded an income tax provision of $614,000 in fiscal 2005 compared to $1,130,000 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had working capital of $19,492,000 compared to a working capital deficit of $(6,212,000) as of June 30, 2005.  As of June 30, 2006, we had working capital, excluding deferred revenue, of $39,556,000 compared to $26,934,000 as of June 30, 2005.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue a factor that impacts our liquidity or future cash requirements.  Although we had incurred losses since our inception through December 2005 for US GAAP purposes, we have generated positive cash flows from operating activities since fiscal 2003.

Cash and Cash Equivalents

As of June 30, 2006, we had $30,023,000 of cash and cash equivalents compared to $10,691,000 as of June 30, 2005.  During fiscal 2006, 2005 and 2004, we generated positive cash flows from operating activities of $18,833,000, $6,914,000, and $1,317,000, respectively.  Net cash provided by operating activities during fiscal 2006 resulted primarily from the sale of the Company’s trade receivables in August 2005 and from cash collected on net contracts written during the year.

Trade Receivables and Receivables Held for Sale

Trade receivables and receivables held for sale net of allowance for doubtful accounts, totaled $20,927,000 as of June 30, 2006 compared to $22,778,000 as of June 30, 2005.  The decrease in trade receivables and receivables held for sale net of allowance for doubtful accounts resulted primarily from the sale of the Company’s domestic receivables in August 2005.  Long-term trade receivables, net of allowance for doubtful accounts, were $7,508,000 as of June 30, 2006 compared to $1,754,000 as of June 30, 2005.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

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

Accounts Payable

Accounts payable as of June 30, 2006 totaled $2,752,000, compared to $2,376,000 as of June 30, 2005. The aging of accounts payable as of June 30, 2006 and 2005 was generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs.  As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash.  See “Liquidity and Capital Resources — Trade Receivables and Receivables Held for Sale,” for further information.

Capital Requirements – Contractual Obligations

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and there after
	(in thousands)
Operating leases (2)	$1,202	$302	$647	$253	$—

Capital lease obligations (3)	91	—	—	—	—

Total contractual cash obligations	$1,293	$302	$647	$253	$—

(1)   Payments are included in the period in which they are contractually required to be made.  Actual payments may be made prior to the contractually required date.

(2)          Represents our commitments associated with operating leases and includes contracts that expire in various years through 2010.  Payments due reflect fixed rent expense.

(3)          Represents our obligation associated with various capital leases.  See Note 9 to our Consolidated Financial Statements.

Common Stock Repurchase Program

On September 5, 2006, the Company’s board of directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  The Company expects to repurchase the common stock over three years but may suspend or discontinue repurchasing the common stock at any time.  The repurchased common stock will be retired.

OFF BALANCE SHEET ARRANGEMENTS

None.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 156 on its results of operations or financial position, but does not expect that the adoption of SFAS No. 156 will have a material impact.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  The section entitled “Business” above in Part I, Item 1 of this Form 10-K also includes forward-looking statements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                  our belief that our target market will increasingly look to Internet solutions providers who leverage industry and client practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead time;

•                  our intention to increase both the number of Preview Training Sessions and workshops in the United States, and internationally;

•                  our belief that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future;

•                  our belief that we can continue our success by periodic revision of our methods of doing business and by continuing our expansion into international markets;

•                  our expectation that seasonal fluctuations will not continue to occur in our fiscal second quarter, but will continue during our fiscal first quarter;

•                  our expectation that future product and other revenues will decrease in fiscal 2007 compared to revenues in fiscal 2006 resulting from the change in business model in December 2005;

•                  our expectation that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to assist our customers achieve success with their Internet-related businesses;

•                  our expectation that we will retain more of our trade receivables in the future;

•                  our expectation that interest income will increase subsequent to June 30, 2006;

•                  our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as product and other revenue; and

•                  our expectation that as the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuation, and the factors set forth in the section entitled “Risk Factors” under Part I, item 1A of this Form 10-K.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest and foreign exchange rates.

As of June 30, 2006, we have $20,927,000 of trade receivables, net of allowance for doubtful accounts.  These trade receivables typically bear interest at 18% for a term of 24 months.  Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of June 30, 2006, we have $6,552,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between 2006 and 2008.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in our foreign currency denominated trade receivables but stopped entering into foreign currency forward exchange contracts subsequent to August 2005.  These contracts were entered into at the beginning of each month and were settled at the end of each month.  The Company did not intend to qualify these derivative instruments as hedges for accounting purposes.  Consequently, gains and losses incurred from these contracts were recognized in other income (expense) upon settlement of the options at the end of each month.  During the year ended June 30, 2006, the Company recognized $79,000 in losses from foreign currency forward exchange contracts.  No foreign currency forward exchange contracts were outstanding as of June 30, 2006 and no such contracts have been entered into subsequent to August 2005.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Historical Financial Statements

iMergent, Inc. and Subsidiaries

Management’s Annual Report on Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Financial Statement Schedule

iMergent, Inc. and Subsidiaries
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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2006.

Tanner LC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included below in the section titled, “Report of independent registered public accounting firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Stockholders and Board of Directors

iMergent, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iMergent, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iMergent, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that iMergent, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, iMergent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of iMergent, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 11, 2006 expressed an unqualified opinion thereon.

/s/ Tanner LC

Salt Lake City, Utah

September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein,

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iMergent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated September 11, 2006 expressed an unqualified opinion thereon.

Salt Lake City, Utah

September 11, 2006

iMERGENT, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2006	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$30,023	$10,691
Certificate of deposit	500	—
Trade receivables, net of allowance for doubtful accounts of $6,894 as of June 30, 2006 and $6,452 as of June 30, 2005	13,419	7,018
Trade receivables held for sale	—	14,006
Trade receivables pledged	—	763
Inventories	151	74
Prepaid expenses and other	2,739	2,783
Total current assets	46,832	35,335

Restricted cash	—	446
Certificate of deposit	—	500
Long-term trade receivables, net of allowance for doubtful accounts of $4,117 as of June 30, 2006 and $1,508 as of June 30, 2005	7,508	1,754
Property and equipment, net	696	508
Deferred income tax assets	9,976	—
Merchant account deposits and other	1,000	384

Total Assets	$66,012	$38,927

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,752	$2,376
Accrued expenses and other	4,085	5,171
Income taxes payable	348	—
Collateralized borrowings	—	763
Deferred revenue, current portion	20,064	33,146
Capital lease obligations, current portion	91	91
Total current liabilities	27,340	41,547

Capital lease obligations, net of current portion	—	79
Deferred revenue, net of current portion	8,693	80,904
Total liabilities	36,033	122,530

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,375,313 and 12,130,679 shares outstanding as of June 30, 2006 and June 30, 2005, respectively	12	12
Additional paid-in capital	77,762	74,807
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(47,795)	(158,417)
Total stockholders’ equity (deficit)	29,979	(83,603)

Total Liabilities and Stockholders’ Equity (Deficit)	$66,012	$38,927

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Years Ended June 30,
	2006	2005	2004

Revenues:
Product and other	$171,763	$24,895	$12,075
Commission and other	13,326	14,180	8,134
Total revenues	185,089	39,075	20,209

Operating expenses:
Cost of product and other revenues	30,966	29,276	18,642
Selling and marketing	39,996	31,750	20,083
General and administrative	13,945	9,884	7,079
Research and development	916	788	358
Total operating expenses	85,823	71,698	46,162

Income (loss) from operations	99,266	(32,623)	(25,953)

Other income (expense):
Interest income	3,227	3,773	1,720
Interest expense	(26)	(91)	(43)
Other income (expense), net	(173)	38	(40)
Total other income, net	3,028	3,720	1,637

Income (loss) before income tax benefit (provision)	102,294	(28,903)	(24,316)

Income tax benefit (provision)	8,328	(614)	(1,130)

Net income (loss)	$110,622	$(29,517)	$(25,446)

Net income (loss) per common share:
Basic	$9.09	$(2.49)	$(2.25)
Diluted	$8.76	$(2.49)	$(2.25)
Weighted average common shares outstanding:
Basic	12,164,425	11,835,330	11,329,699
Diluted	12,624,746	11,835,330	11,329,699

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended June 30, 2006, 2005, and 2004

(Dollars in thousands)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compenation	loss	Deficit	(Deficit)
Balance, July 1, 2003	11,062,290	$11	$72,606	$(22)	$(5)	$(103,454)	$(30,864)
Amortization of deferred compensation	—	—	—	16	—	—	16
Expense for options and warrants granted to consultants	—	—	337	—	—	—	337
Common stock issued for payment of interest	9,853	—	61	—	—	—	61
Common stock issued upon exercise of options and warrants	464,115	1	327	—	—	—	328
Net loss	—	—	—	—	—	(25,446)	(25,446)
Balance, June 30, 2004	11,536,258	12	73,331	(6)	(5)	(128,900)	(55,568)
Amortization of deferred compensation	—	—	—	6	—	—	6
Expense for options and warrants granted to consultants	—	—	88	—	—	—	88
Common stock issued upon exercise of options and warrants	594,421		1,388	—	—	—	1,388
Net loss	—	—	—	—	—	(29,517)	(29,517)
Balance, June 30, 2005	12,130,679	12	74,807	—	(5)	(158,417)	(83,603)
Expense for options granted to consultants	—	—	56	—	—	—	56
Expense for options granted to employees	—	—	1,146	—	—	—	1,146
Common stock issued upon exercise of options and related income tax benefit	244,634	—	1,753	—	—	—	1,753
Dissolution of foreign subsidiary	—	—	—	—	5	—	5
Net income	—	—	—	—	—	110,622	110,622
Balance, June 30, 2006	12,375,313	$12	$77,762	$—	$—	$(47,795)	$29,979

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$110,622	$(29,517)	$(25,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	307	235	121
Amortization of deferred compensation	—	6	16
Expense for stock options issued to employees	1,146	—	—
Expense for stock options issued to consultants	56	88	337
Dissolution of foreign subsidiary	5	—	—
Tax benefit upon issuance of common stock	728	—	—
Gain on early extinguishment of debt	—	(39)	—
Loss on disposition of property and equipment	2	23	—
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	1,851	(7,893)	(10,044)
Inventories	(77)	(3)	(37)
Prepaid expenses and other	44	(1,741)	(402)
Restricted cash	446	(446)	—
Merchant account deposits and other	(616)	670	(30)
Deferred income tax asset	(9,976)	—	—
Accounts payable, accrued expenses and other liabilities	(710)	1,601	3,058
Deferred revenue	(85,293)	45,060	32,913
Income taxes payable	348	(1,130)	831
Net cash provided by operating activities	18,883	6,914	1,317

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(497)	(242)	(173)
Acquisition of certificate of deposit	—	(500)	—
Net cash used in investing activities	(497)	(742)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	—	(1,378)	1,378
Proceeds from exercise of options and warrants	1,025	1,388	328
Principal payments on capital lease obligations	(79)	(87)	(42)
Repayment of notes payable	—	(361)	(157)
Net cash provided by (used in) financing activities	946	(438)	1,507

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,332	5,734	2,651

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	10,691	4,957	2,306

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$30,023	$10,691	$4,957

Supplemental disclosures of non-cash transactions:
Common stock issued for outstanding liabilities	$—	$—	$61
Property and equipment acquired through capital lease obligations	—	—	272
Trade receivables pledged and collateralized borrowings	763	3,306	291
Cash paid during the year for:
Interest	10	65	43
Income taxes	47	2,510	319

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned consolidated subsidiaries.  iMergent is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.  The Company’s strategic vision is to remain an eCommerce provider focused on its target market.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity (deficit), and cash flows of iMergent, Inc. and its wholly owned subsidiaries.

2.             Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline.com, Ltd., StoresOnline Inc., StoresOnline International, Inc. and Internet Training Group, Inc.  All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)           Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2006, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $29,723,000.

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

The Company records an appropriate allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date; however, actual collection results may differ materially from the Company’s expectations.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.

The Company sold approximately $15,885,000, $1,100,000, and $4,900,000 of trade receivables during the years ended June 30, 2006, 2005, and 2004 respectively.  In conjunction with the sale of the Company’s trade receivables in August 2005, the Company closed its revolving line of credit agreement with JPMorgan Chase.

(d)           Trade Receivables Held for Sale

Trade receivables held for sale consist of those receivables the Company intends to sell.  These receivables are carried at the net value for which they were expected to be sold (fair value).  The Company sold approximately $15,885,000 $1,100,000, and $4,900,000, of trade receivables during fiscal 2006, 2005, and 2004 respectively.  No receivables have been sold subsequent to December 2005.  Prior to May 2004, the sales of these receivables were generally subject to certain recourse provisions.

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

As of June 30, 2006, the Company had no pledged receivables.  As of June 30, 2005, trade receivables pledged totaled approximately $763,000 and the remaining terms were twelve months or less.  Should the customers fail to pay amounts required under the EPTAs to the third parties, the maximum future payments the Company would be required to make under the recourse provisions is approximately 80% of the outstanding aggregate principal balance.

(f)            Certificate of Deposit

In fiscal 2005, the Company purchased a $500,000 certificate of deposit, which matured on August 6, 2006.  The Company has renewed the certificate of deposit for an additional sixteen months.

(g)           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(h)           Restricted Cash

As of June 30, 2006, the Company had no restricted cash.  As of June 30, 2005, restricted cash of approximately $446,000 was held in a bank account in Australia.  The Company was prevented from utilizing or transferring this cash as a result of an order from the Australian Competition and Consumer Commission.  The order was removed as part of the Australian Competition and Consumer Commission settlement (see Note 6).

(i)            Revenue Recognition

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

From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited access to the SOS on the Company’s servers (access service), even though the Company was not legally obligated to do so.  This access service was provided at no additional cost to the Company’s customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service.  Consequently, the Company had not established vendor specific objective evidence (VSOE) of fair value for the access service.

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

Impact on Revenue Recognition in Fiscal 2006 Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support.  The Company’s general counsel has reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company has the legal right to limit the “free” access service to one year for all existing customers and that such position would be upheld by a court of law.  In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

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

Cash sales of SOS licenses and other products are recognized as revenue upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.  Although the Company is able to reasonably estimate the collectibility of its receivables based upon its long history of offering EPTAs, SOP 97-2 requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.   Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

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

(j)            Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss) and its components in general-purpose financial statements.  This statement requires that an enterprise classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The Company’s only item of comprehensive loss was foreign currency translation adjustments related to its Canadian subsidiary, StoresOnline.com, Ltd., and the related accumulated other comprehensive loss is presented in the accompanying consolidated balance sheets.  During the year ended June 30, 2006, the Company dissolved StoresOnline.com, Ltd. and the related accumulated other comprehensive loss was recognized in other expense at the time of dissolution.

(k)           Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from 2 to 5 years.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease.  Depreciable lives by asset group are as follows:

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

(l)            Research and Development

Research and development costs are expensed as incurred.  Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.  As of June 30, 2006 and 2005, no amounts have been capitalized related to internally developed software due to the short timeframe between technological feasibility and product launch.

(m)          Impairment of Long-Lived Assets

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

(n)           Financial Instruments

The carrying values of cash and cash equivalents, certificate of deposit, merchant account deposits, trade receivables held for sale, trade receivables, trade receivables pledged, accounts payable, capital lease obligations, and notes payable (collateralized borrowings) approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

(o)           Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial reporting and tax reporting bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred income tax expense or benefit is the result of changes in deferred income tax assets and liabilities.  An allowance against deferred income tax assets is recorded in whole or in part when it is more likely than not those deferred income tax assets will not be realized.

Deferred income tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred income tax assets will be realized.  Deferred income tax assets consist primarily of net operating loss carryforwards, deferred revenue, and expenses accrued for financial reporting purposes but not for tax purposes.  As of June 30, 2005, the Company had recognized a valuation allowance against all of its net deferred income tax assets.  As of December 31, 2005, due to a change in the Company’s business model, the Company determined that it was more likely than not that a portion of the deferred income tax assets would be realized.  As of June 30, 2006, the Company has recorded a partial valuation allowance of $7,746,000 against its net deferred income tax assets.

(p)           Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the year ended June 30, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date  fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 1, 2005:

Stock-option compensation expense recognized:	Year Ended June 30, 2006
(Dollars in thousands, except per share data)

Cost of revenue	$76
Research and development	126
Selling and marketing	79
General and administrative	865
Total stock-option compensation expense recognized	1,146
Related deferred income tax benefit	(435)

Decrease in net income	$711

Impact on basic net income per common share	$0.06
Impact on diluted net income per common share	$0.06

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

	Year Ended June 30,
	2005	2004
	(Dollars in thousands, except per share data)

Net loss - as reported	$(29,517)	$(25,446)

Add: Employee stock-based compensation expense included in reported net earnings	—	—
Less: Stock option compensation expense	(815)	(744)

Net loss - pro forma	$(30,332)	$(26,190)

Net loss per common share:
Basic and diluted - as reported	$(2.49)	$(2.25)
Basic and diluted - pro forma	$(2.56)	$(2.31)

The Company granted 225,000, 312,000, and 363,000 options during the years ended June 30, 2006, 2005 and 2004, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the years ended June 30, 2006, 2005 and 2004 using the Black-Scholes option pricing model were as follows:

	Year Ended June 30,
	2006	2005	2004

Weighted average fair value of options granted	$4.35	$4.11	$3.43
Expected volatility	69%	55%	108%
Expected life (in years)	3.13	5.97	3.00
Risk-free interest rate	4.26%	3.65%	2.04%
Expected dividend yield	0.00%	0.00%	0.00%

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

The following table summarizes stock option activity during the year ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2005	1,069,860	$9.32
Granted	225,000	8.55
Exercised	(244,634)	2.95
Forfeited	(65,675)	5.27

Outstanding at June 30, 2006	984,551	$10.75	4.19 years	$6,238

Options vested and exercisable at June 30, 2006	633,928	$12.52	3.97 years	$4,290

As of June 30, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $1,785,000 and the weighted average period over which these awards are expected to be recognized was approximately one year.

(q)           Business Segments and Related Information

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

(r)            Derivative Instruments

Beginning in August 2004, the Company began to enter into foreign currency forward exchange contracts to offset the effects of fluctuations in its foreign currency denominated trade receivables but stopped entering into foreign currency forward exchange contracts subsequent to August 2005.  These contracts were entered into at the beginning of each month and were settled at the end of each month.  The Company did not intend to qualify these derivative instruments as hedges for accounting purposes.  Consequently, gains and losses incurred from these contracts were recognized in other income (expense) upon settlement of the options at the end of each month.  During the year ended June 30, 2006, the Company recognized $79,000 in losses from foreign currency forward exchange contracts.  No foreign currency forward exchange contracts were outstanding as of June 30, 2006 and no such contracts have been entered into subsequent to August 2005.

(s)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants.  The following table sets forth the computation of basic and diluted net income per common share for the year ended June 30:

2006

Net income (in thousands)	$110,622

Weighted average shares outstanding:
Basic	12,164,425
Employee stock options	460,321

Diluted	12,624,746

Net income per common share:
Basic	$9.09
Diluted	$8.76

Diluted net loss per common share for the years ended June 30, 2005 and 2004 is the same as basic net loss per common share because the common share equivalents were anti-dilutive.  Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the years ended June 30, 2005 and 2004 are summarized as follows:

	2005	2004

Common stock options	429,780	651,882
Common stock warrants	—	199,133
Total	429,780	851,015

(t)            Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $298,000 and $790,000 as of June 30, 2006 and June 30, 2005, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $595,000 and $1,415,000 as of June 30, 2006 and June 30, 2005, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these footnotes to the consolidated financial statements.

(u)           Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for fiscal 2006, and 2005 were approximately $21,080,000, and $15,300,000, respectively.

As of June 30, 2006 and 2005, the Company recorded approximately $1,855,000 and $1,350,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(v)           Self Insurance

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

(w)          Recently Issued Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No.154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No.154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Management does not believe the adoption of SFAS No.154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS No. 156 on its results of operations or financial position, but does not expect that the adoption of SFAS No. 156 will have a material impact.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

3.             Property and Equipment

Property and equipment consisted of the following at June 30:

	2006	2005
	(In thousands)
Software	1,472	$1,253
Computers and office equipment	751	1,535
Leasehold improvements	63	52
Furniture and fixtures	24	29
Less accumulated depreciation and amortization	(1,614)	(2,361)
	$696	$508

Amounts included in property and equipment for assets held under capital lease obligations as of June 30, 2006 and 2005 were $272,000 and $473,000, respectively.  Capital leases at June 30, 2006 bear interest rates ranging between 4% and 10%, and mature through January 2007. Accumulated depreciation for property and equipment held under capital leases was $219,000 and $329,000 as of June 30, 2006 and 2005, respectively.

4.             Line of Credit

In August 2004, the Company entered into a $5,000,000 line of credit agreement with JPMorgan Chase and closed its revolving line of credit agreement with Zions First National Bank.  The agreement with JPMorgan Chase allowed the Company to borrow for a term of two years at LIBOR plus 2%.  During the third quarter of fiscal 2005, the Company increased the line of credit to $15,000,000 and extended the term to three years. As of June 30, 2005, the Company had no borrowings under its line of credit and in August 2005, the JPMorgan Chase line of credit agreement was terminated.

5.             Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2006	2005	2004
	(In thousands)
Current income tax provision:
Federal	$972	$11	$224
State and local	271	33	444
Foreign	406	570	462

Current income tax provision	$1,649	$614	$1,130

Deferred income tax benefit:
Federal	$(7,960)	$—	$—
State and local	(2,017)	—	—
Foreign	—	—	—

Deferred income tax benefit	$(9,977)	$—	$—

Total income tax (benefit) provision	$(8,328)	$614	$1,130

Income tax (benefit) provision attributable to income before income tax provision for fiscal 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34 percent as a result of the following:

	2006	2005	2004
	(In thousands)
Computed “expected” income tax provision (benefit)	$34,780	$(9,827)	$(8,267)
(Increase) decrease in income tax provision (benefit) resulting from:
State and local income tax (benefit) provision, net of federal effect	7,637	(2,683)	(2,425)
Extraterritorial income exclusion	—	(631)	(77)
Change in the valuation allowance for deferred income tax assets	(51,446)	16,570	12,019

All other, net	701	(2,815)	(120)

Income tax (benefit) provision	$(8,328)	$614	$1,130

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted income tax rates expected to apply when the differences are settled or realized. As of June 30, 2006 and 2005, significant components of net deferred income tax assets were as follows:

	2006	2005
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$16,024	$5,208
Allowances for doubtful accounts and other reductions to accounts receivable	—	6,919
Accrued expenses	696	599
Deferred revenue	660	45,620
Foreign tax credit	1,438	1,032
AMT credit	392	598
Other	285	120

	19,495	60,096
Valuation allowance	(7,746)	(59,192)
Total deferred income tax assets	11,749	904

Deferred income tax liabilities:
Property and equipment	(34)	(51)
Prepaid expenses and other	(1,739)	(853)

Total deferred income tax liabilities	(1,773)	(904)

Net deferred income tax assets	$9,976	$—

As of June 30, 2006, the Company has net operating loss (“NOL”), foreign tax credit, and alternative minimum tax (“AMT”) carryforwards for U.S. federal income tax reporting purposes of approximately $40,055,000, $1,438,000, and $392,000, respectively, which will begin to expire in 2019, if not utilized.  Approximately $11,418,000 of the NOL carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code due to changes in ownership.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of those shares, which resulted in two changes of control, as defined by Section 382 of the Internal Revenue Code, have occurred.  As a result of the most recent ownership change, utilization of some of the Company’s NOLs are subject to an annual limitation under Section 382 determined by multiplying the fair value of the Company at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years and the amount of the limitation may under certain circumstances be increased by “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains.  Based on a valuation of the Company as of June 25, 2000, it was determined that the earlier ownership change resulted in built-in gains that would allow the Company to utilize all of its NOL carryforwards.  The Company also has state NOL carryforwards of approximately $40,090,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized.  Valuation allowances were recorded in fiscal 2006 and 2005 due to the uncertainty of realization of the assets based upon a number of factors.  In assessing the realizability of net deferred income tax assets, management considers whether it is “more likely than not” that some portion or all of the net deferred income tax assets will be realized.  The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become includable.  Management considered the scheduled reversal of net deferred income tax assets, and projected future taxable income in making this assessment.

The net change in the Company’s valuation allowance was a decrease of $51,446,000 for fiscal 2006 and an increase of $16,570,000 for fiscal 2005.

6.             Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2010.  The operating lease for the Company’s corporate offices contains customary escalation clauses.  Future aggregate minimum lease obligations under operating leases as of June 30, 2006, exclusive of taxes and insurance, are as follows:

Year ending June 30,	Amounts
(In thousands)

2007	$302
2008	317
2009	330
2010	253

Total	$1,202

Rental expense for fiscal 2006, 2005 and 2004 was approximately $375,000, $285,000, and $300,000, respectively.

Capital Leases

The Company acquires certain of its property and equipment under capital lease agreements with obligations expiring at various dates through 2007 and bearing annual interest rates ranging between 4% and 10%.  The aggregate minimum lease obligations under the capital leases as of June 30, 2006, are as follows:

Year ending June 30,	Amounts
(in thousands)

2007	$94

Total	94
Less amount representing interest	(3)

Present value of future minimum lease payments	91
Less current portion	(91)

$—

Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and does respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

On February 14, 2005, the state of Texas notified the Company of its intent to file an action against the Company, which was in fact filed on February 21, 2005. The action was against iMergent, Inc, StoresOnline, Brandon Lewis, and Donald Danks, in the District Court for Bexar County, Case Number 2005 CI 02791.  The petition alleged that the Company sells a business opportunity and alleged nine instances of fraud over a four-year period. The Company has filed a denial to all allegations. The Company contended that it does not sell a business opportunity under Texas law.  The Company further disputed there has been any instances of fraud.  On November 29, 2005, the Company and the office of the Texas Attorney General announced a settlement whereby the Company agreed to pay a total of $400,000 into a refund pool to refund certain Texas customers who may file claims and reimburse $60,000 in legal fees to the Texas Attorney General’s office. If the refund pool is not exhausted by the claims of certain Texas customers, the remaining funds may be applied first to the $60,000 in legal fees and then the balance to an educational fund for the state of Texas. The deadline for the filing of claims has now expired, and the agreed reimbursement has been less than $340,000.  Accordingly the Company will not be responsible for any further costs or fees. The Company also agreed to certain actions intended to clarify the business practices of the Company. There was no limitation on the Company conducting business in the state of Texas, and there was no material negative impact on the operations of the Company.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the U.S. District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On March 21, 2005 and subsequent dates, we met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether we were in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the “SAMP ACT”).  On September 1, 2006, the parties agreed to a stipulation which provides that the Company pay a total settlement $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to refund amounts to certain California customers who may file claims.  To the extent that filed claims exceed the refund amount available, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company registers under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the court.  The settlement resolves all outstanding issues under the order.    The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. If the amount held as restricted funds is not exhausted by the claims of certain Australian customers, the remainder of the account will be returned to the Company. There has been no final accounting of accepted claims.  The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company is not prevented from continuing to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The petition alleges that the Company sells a business opportunity and alleges violations of the Indiana Consumer Protection Act. The petition seeks refunds totaling $32,000 together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Company has filed a motion for summary judgment, as it believes the claims are not legally sufficient, and contends as a matter of law that it is not subject to the business opportunity statute.

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

The Company also is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  Management believes, after consultation with legal counsel, that the resolution of these other cases will not have a material adverse effect on the Company’s business, financial position, or results of operations.

7.             Stockholders’ Equity

During fiscal 2004, the Company issued 9,853 common shares as payment of $61,000 of accrued interest due King William LLC, a note holder.

8.             Employee Benefit Plan

In August 2004, the Company established a retirement savings plan for eligible employees.  The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines.  The Company may make discretionary profit-sharing contributions.  Since the establishment of the retirement savings plan and through June 30, 2006, the Company had not made any contributions to the plan.

9.             Segment Information

The Company operates in one business segment and sells its software and services to customers within the United States (over 90% of total revenue) and internationally (less than 10% of total revenue).  During the years ended June 30, 2006 and 2005, approximately $14,900,000, and $21,900,000 of the Company’s $99,796,000, and $84,135,000 net contracts written were with international customers.  Net contracts written with international customers in fiscal 2004 were insignificant.  Net contracts written are recognized as revenue in accordance with SOP 97-2 as described in Note 2.

10.          Subsequent Events

On September 5, 2006, the Company’s board of directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  The Company expects to repurchase the common stock over three years but may suspend or discontinue repurchasing the common stock at any time.  The repurchased common stock will be retired.

11.          Quarterly Financial Information (unaudited)

	Year ended June 30, 2006
	For the three months ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Dollars in thousands, except per share data)
Revenue	$11,393	$120,495	$25,005	$28,196
Income (loss) before income taxes	(5,361)	99,487	4,516	3,652
Net income (loss)	$(5,519)	$111,190	$2,800	$2,151

Basic income (loss) per share:
Net income (loss)	$(0.45)	$9.16	$0.23	$0.18

Diluted income (loss) per share:
Net income (loss)	$(0.45)	$8.92	$0.22	$0.17

Weighted average commmon shares outstanding:
Basic	12,132,134	12,133,930	12,135,889	12,256,125
Diluted (1)	12,132,134	12,459,597	12,691,997	12,734,686

	Year ended June 30, 2005
	For the three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(Dollars in thousands, except per share data)
Revenue	$8,050	$9,836	$10,321	$10,868
Loss before income taxes	(6,355)	(8,087)	(6,300)	(8,161)
Net loss	$(6,495)	$(8,265)	$(6,436)	$(8,321)

Basic loss per share:
Net loss	$(0.56)	$(0.71)	$(0.54)	$(0.69)

Diluted loss per share:
Net loss	$(0.56)	$(0.71)	$(0.54)	$(0.69)

Weighted average commmon shares outstanding:
Basic	11,580,238	11,673,170	11,965,993	12,127,939
Diluted (1)	11,580,238	11,673,170	11,965,993	12,127,939

(1) Includes the dilutive effect of options, warrants and convertible securities.

Income (loss) per share is computed independently for each of the quarters presented.  Therefore, the sums of quarterly income (loss) per share amounts do not necessarily equal the total for the year due to rounding.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

Years ended June 30, 2006, 2005 and 2004

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs Net of Recoveries	Balance at End of Period
	(In thousands)
Year ended June 30, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$16,757	$9,102	$(14,848)	$11,011
Year ended June 30, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$12,737	$29,771	$(25,751)	$16,757
Year ended June 30, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$8,992	$25,500	$(21,755)	$12,737

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference from Item 8, Financial Statements and Supplementary Data, under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and under the caption “Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting,” respectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”).  Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors.  The code of ethics is available at our website at www.imergentinc.com.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is set forth under “Executive Compensation” in the Proxy Statement.  Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is set forth under “Beneficial Ownership of Shares” in the Proxy Statement.  Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of the Stockholders entitled “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

(a) 1.                      Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.                   The Financial Statement Schedule on page 64 of this Report.

3.      Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03
10.4	Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001	10-Q	11/20/01	2.1
10.5	Engagement Agreement dated October 10, 2001 between Netgateway, Inc. and SBI E2-Capital (USA) Ltd.	10-Q	11/20/01	10.124
10.6	Termination and Release Agreement dated January 14, 2002 among Netgateway, Inc., Category 5 Technologies, Inc. and C5T Acquisition Corp.	8-K	1/18/02	2.1

10.7	Rescission Agreement dated February 1, 2002 between Netgateway, Inc and SBI-E2 Capital (USA) Ltd. et al.	10-Q	2/14/02	10.125
10.8	Letter Agreement re: Modification of August Restructuring Agreement as of February 13, 2002 between Netgateway, Inc. and King William LLC	10-Q	5/8/02	10.126
10.9	Agreement dated February 15, 2002 between SBI E2-Capital (USA) Ltd. and Netgateway, Inc.	10-K	10/15/02	10.36
10.10	Agreement dated March 22, 2002 between vFinance Investments, Inc. and Netgateway, Inc.	10-K	10/15/02	10.37
10.11*	2003 Equity Incentive Plan
10.12*	Form of Stock Option Grant Agreement for Amended and Restated 1998 Stock Option Plan for Senior Executives
10.13*	Form of Stock Option Grant Agreement for Amended and Restated 1998 Stock Option Plan for Senior Executives
10.14*	Form of Stock Option Grant Agreement for 2003 Equity Incentive Plan
18.1	Letter dated February 9, 2000 from KPMG LLP	10-Q	2/15/00	18.1
21.1	Subsidiaries of Netgateway	10-K	10/15/02	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

	By:	/s/ Donald L. Danks
September 11, 2006		Donald L. Danks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald L. Danks
September 11, 2006	Donald L. Danks
Chairman of the Board of Directors
and Chief Executive Officer

September 11, 2006
/s/ Robert M. Lewis
Robert M. Lewis
Chief Financial Officer

September 11, 2006	/s/ Brandon Lewis

Brandon Lewis
President, Chief Operating Officer and Director

September 11, 2006	/s/ Peter Fredericks
Peter Fredericks
Director

September 11, 2006	/s/ Thomas Scheiner
Thomas Scheiner
Director

September 11, 2006	/s/ Robert Kamm
Robert Kamm
Director