Form 10-Q
period 2006-09-30
IMERGENT INC
filed 2006-11-08
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           .

Commission file number 001-32277

iMergent, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

754 E. Technology Avenue, Orem, Utah 84097	84097
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 12,289,410.

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2006	June 30, 2006
Assets

Current assets:
Cash and cash equivalents	$31,466	$30,023
Certificate of deposit	—	500
Trade receivables, net of allowance for doubtful accounts of $9,181 as of September 30, 2006 and $6,894 as of June 30, 2006	16,872	13,419
Inventories	157	151
Prepaid expenses and other	4,726	2,739
Total current assets	53,221	46,832

Certificate of deposit	500	—
Long-term trade receivables, net of allowance for doubtful accounts of $4,788 as of September 30, 2006 and $4,117 as of June 30, 2006	8,320	7,508
Property and equipment, net	824	696
Deferred income tax assets	8,606	9,976
Merchant account deposits and other	1,047	1,000
Total Assets	$72,518	$66,012

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,683	$2,752
Accrued expenses and other	4,353	4,085
Income taxes payable	735	348
Deferred revenue, current portion	23,853	20,064
Capital lease obligations, current portion	71	91
Total current liabilities	32,695	27,340

Deferred revenue, net of current portion	8,336	8,693
Total liabilities	41,031	36,033

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,289,410 shares outstanding as of September 30, 2006 and 12,375,313 shares outstanding as of June 30, 2006	12	12
Additional paid-in capital	76,942	77,762
Accumulated deficit	(45,467)	(47,795)
Total stockholders’ equity	31,487	29,979

Total Liabilities and Stockholders’ Equity	$72,518	$66,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Product and other	$25,445	$8,969
Commission and other	3,564	2,424
Total revenues	29,009	11,393

Operating expenses:
Cost of product and other revenues	9,208	5,803
Selling and marketing	12,752	7,608
General and administrative	4,308	3,504
Research and development	234	274
Total operating expenses	26,502	17,189

Income (loss) from operations	2,507	(5,796)

Other income (expense):
Interest income	1,368	676
Interest expense	(2)	(10)
Other income (expense), net	15	(231)
Total other income, net	1,381	435

Income (loss) before income tax provision	3,888	(5,361)

Income tax provision	1,560	158

Net income (loss)	$2,328	$(5,519)

Net income (loss) per common share:
Basic	$0.19	$(0.45)
Diluted	$0.18	$(0.45)
Weighted average common shares outstanding:
Basic	12,366,479	12,132,134
Diluted	12,873,789	12,132,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended September 30, 2006
(Dollars in thousands)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2006	12,375,313	$12	$77,762	$(47,795)	$29,979
Expense for options granted to consultants	—	—	34	—	34
Expense for options granted to employees	—	—	540	—	540
Common stock issued upon exercise of options and related income tax benefit	27,897	—	172	—	172
Repurchase of common stock	(113,800)	—	(1,566)	—	(1,566)
Net income	—	—		2,328	2,328
Balance, September 30, 2006	12,289,410	$12	$76,942	$(45,467)	$31,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three months ended September 30,
Increase (decrease) in cash and cash equivalents	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,328	$(5,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	64
Expense for stock options issued to employees	540	337
Expense for stock options issued to consultants	34	22
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	(4,265)	15,504
Inventories	(6)	(68)
Prepaid expenses and other	(1,987)	(728)
Merchant account deposits and other	(47)	(629)
Deferred income tax asset	1,370	—
Accounts payable, accrued expenses and other liabilities	1,045	622
Deferred revenue	3,432	5,594
Income taxes payable	388	—
Net cash provided by operating activities	2,953	15,199

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(95)	(33)
Net cash used in investing activities	(95)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,566)	—
Proceeds from exercise of stock options and related tax benefit	172	10
Principal payments on capital lease obligations	(20)	(12)
Net cash used in financing activities	(1,414)	(2)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,443	15,164

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,023	10,691

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$31,466	$25,855

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment with accounts payable	$154	$—
Trade receivables pledged and collateralized borrowings	—	445
Cash paid during the period for:
Interest	2	2
Income taxes	22	5

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company operates on a June 30 fiscal year end, and experiences seasonality in its business.  Historically, revenues from its core business during its fiscal first quarter tend to be lower than revenues in its fiscal second, third and fourth quarters. The Company believes this to be attributable to summer vacations that occur during its fiscal first quarter.

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

(b)           Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability within accrued liabilities of approximately $298,000 as of September 30, 2006 and June 30, 2006, for estimated credit card charge-backs and customer returns.  The Company has recorded a liability of approximately $45,000 and $595,000 as of September 30, 2006 and June 30, 2006, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these footnotes to the condensed consolidated financial statements.

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

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date; however, actual collection results may differ materially from the Company’s expectations.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue, but do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

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

(e)           Revenue Recognition

Revenue Recognition Prior to Change of Business Model in December 2005

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a license, a password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites on their own completely without access to the Company website and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on selling products and services through on-line auctions and the utilization of the on-line auction functionality of the SOS.

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

The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

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

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF No. 99-19), “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

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

Cash sales of SOS licenses and other products are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

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

Fees collected for services, including customer support, website access, and website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the VSOE of fair value for such services.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

(f)            Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2006 and 2005 were approximately $6,016,000, and $3,800,000, respectively.  As of September 30, 2006 and June 30, 2006, the Company recorded approximately $3,199,000 and $1,855,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(g)           Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

Prior to July 1, 2005, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the FASB issued SFAS No. 123(R) (SFAS No. 123(R)), “Share-Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the year ended June 30, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date  fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective method, results for periods prior to July 1, 2005 have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of July 1, 2005:

	Three Months Ended September 30,
	2006	2005
Stock-option compensation expense recognized:	(Dollars in thousands, except per share data)

Cost of revenue	$21	$19
Research and development	47	32
Selling and marketing	27	20
General and administrative	445	266
Total stock-option compensation expense recognized	540	337
Related deferred income tax benefit	(205)	—

Decrease in net income	$335	$337

Impact on basic net income per common share	$0.03	$0.03
Impact on diluted net income per common share	$0.03	$0.03

The Company granted 207,500, and 155,000 options during the three months ended September 30, 2006, and 2005, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the three months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2006	2005

Weighted average fair value of options granted	$7.16	$4.36
Expected volatility	78%	68%
Expected life (in years)	3.16	3.00
Risk-free interest rate	5.13%	4.14%
Expected dividend yield	0.00%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of the option granted is based on the Company’s historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  The Company has never paid a dividend.  As of the grant date of the options, the Company had no intent to pay dividends in the foreseeable future.  Therefore, the dividend yield has been determined to be 0.00%.

The following tables summarize stock option activity during the three months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(in thousands)
Outstanding at June 30, 2006	984,551	$10.75
Granted	207,500	13.00
Exercised	(27,897)	3.81
Forfeited	(3,313)	10.50
Outstanding at September 30, 2006	1,160,841	$11.32	4.22 years	$7,167

Options vested and exercisable at September 30, 2006	702,982	$12.26	3.76 years	$698

As of September 30, 2006, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $2,540,000 and the weighted average period over which these awards are expected to be recognized was approximately 1.4 years.

(h)           Recently Issued Accounting Pronouncements

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB No. 108). SAB No. 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB No. 108 to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

(4)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. Diluted net loss per common share for the three months ended September 30, 2005 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three months ended September 30, 2005 totaled 475,412.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended September 30, 2006:

Three Months Ended
September 30, 2006
Net income (in thousands)	$2,328
Weighted average common shares outstanding:
Basic	12,366,479
Employee stock options	507,310
Diluted	12,873,789
Net income per common share:
Basic	$0.19
Diluted	$0.18

Antidilutive stock options excluded from the calculation of diluted net income per common share totaled 87,887 for the three months ending September 30, 2006.

(5)                                 Income Taxes

During the three months ended September 30, 2006 and 2005, the Company recorded income tax expense of $1,560,000 and $158,000, respectively.  Income taxes are based on the estimated annual effective tax rate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  As of September 30, 2005, the Company had recognized a tax valuation allowance against all of its net deferred income tax assets. As of December 31, 2005, due to a change in the Company’s business model, it determined that it was more likely than not that $11,877,000 of the deferred income tax assets would be realized. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards (NOLs) imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership charge are subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, the Company determined the earlier ownership change resulted in built-in gains that allow it to utilize all of its NOLs.

The Company has recorded deferred income tax assets of $8,606,000 in the accompanying condensed consolidated balance sheet as of September 30, 2006.

(6)           Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2013.  In addition to the operating leases disclosed in Note 6 contained within the Company’s most recently filed Form 10-K, the Company entered into a new seven-year operating lease agreement in July 2006 containing customary escalation clauses with a future aggregate minimum lease obligation of approximately $2,100,000 over a seven-year term.

Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and continues to respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On March 21, 2005 and subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the SAMP ACT).  On September 1, 2006 the parties agreed to a stipulation which provides that the Company pay a total settlement of $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to make refunds to certain California customers who may file claims.  To the extent that filed claims exceed the balance in the refund account, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the Court.  The settlement resolves all outstanding issues under the order.   The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. Due to what the Company perceives as excessive costs in contesting claims it believes are without merit it has allowed a pro-rata distribution to all parties who filed, as such there will be refunds totaling $468,000 The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

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

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these other cases will not have a material adverse effect on the Company’s business, financial position, or results of operations.

(7)           Segment Information

The Company operates in one business segment and sells its software and services to customers within the United States (over 90% of total revenue) and internationally (less than 10% of total revenue).  During the three months ended September 30, 2006 and 2005, approximately $1,024,000 and $5,000 of the Company’s $32,441,000 and $17,000,000, respectively, of net contracts written were with international customers.  Net contracts written are recognized as revenue in accordance with SOP 97-2 as described in Note 2.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part II,  Item 1A and elsewhere in this report.  Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.  When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its consolidated subsidiaries.

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

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our core business during the first and second fiscal quarters tend to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by conducting multiple workshops in international markets that were originally scheduled to occur during the quarter ended September 30, 2005.  Due to the success we experienced during the quarter ended December 31, 2004, we conducted similar workshops during the quarter ended December 31, 2005.  Consequently, we do not expect seasonal fluctuations to occur in the future in our fiscal second quarter but will continue to occur during our fiscal first quarter due to summer vacations.  We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

Workshop Team Developments

During the quarter ended September 2006, the Company hired, trained, and launched its seventh and eighth workshop teams.  Each workshop team generally consists of ten members.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the quarter ended September 30, 2006, the Company repurchased 113,800 shares of the Company’s common stock for $1,566,000.

Change in Business Model

In December 2005, we changed our business model to require new customers to pay separately for customer support and access services on either a monthly or annual basis.  Customers who purchased Stores Online Software prior to December 20, 2005 were limited to one year of “free” access service.  The effects of these changes in our business model, including the recognition in December 2005 of $117,500,000 of previously deferred product and other revenue, are further described in our revenue recognition policies under “Critical Accounting Policies and Estimates” below.

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

Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the SOS.  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customer desires.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a CD-ROM containing the license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers also have the option to create their websites on their own (without access to the Company website) and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the SOS.

From October 1, 2000 through December 20, 2005, the Company allowed its customers unlimited free access service, even though the Company was not legally obligated to do so.  This access service was provided at no additional cost to the customers with the expectation that it would generate revenues under future hosting arrangements and because there was no incremental direct cost of providing such access service.  Consequently, the Company had not established VSOE of fair value for the access service.

SOP 97-2 requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (a) sufficient VSOE of fair value exists for each product and service in the arrangement or (b) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

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

Commission and Other Revenue

The Company also has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products and services are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

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

Cash sales of SOS and other products are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

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

Fees collected for services, including customer support, website access, and website hosting, are recognized as revenue over the period during which the services are expected to be performed, based upon the VSOE of fair value for such services.  Fees related to EPTAs  are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

Allowance for Doubtful Accounts

For more than seven years, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Internet training workshops.  The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance.  If we later determine that it is more likely than not that the net deferred income tax assets would be realized, the previously provided valuation allowance, if any, would be reversed.  As of September 30, 2006, we have recorded a valuation allowance against a portion of our net deferred income tax assets.  Prior to December 31, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

This determination was made after taking into consideration limitations on the utilization of NOLs imposed by Section 382.  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of these shares, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period).  Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains.  Additionally, based on a valuation of our Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains.

Due to the change in business model during December 2005, we determined that it was more likely than not that most of our net deferred income tax assets would be realized.  Consequently, the corresponding portion of the valuation allowance was removed.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue

Revenues for the three months ended September 30, 2006 increased to $29,009,000 from $11,393,000 for the three months ended September 30, 2005, an increase of 155%.  Product and other revenue increased to $25,445,000 for the three months ended September 30, 2006 from $8,969,000 for the three months ended September 30, 2005, an increase of 184%.  The increase in product and other revenue is primarily attributable to the increase in the amounts recognized as revenue as a result of the change in business model described above.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2006 and 2005.

	2006	2005
	(in thousands)
Deferred revenue, beginning of period	$28,757	$114,050

Add: product and other contracts written net of estimates for bad debts, financial discounts, and estimated customer returns	27,337	14,563

Add: cash product sales during the last three business days of period, not included above	1,540	—

Less: amounts recognized as product and other revenue	(25,445)	(8,969)

Deferred revenue, end of period	$32,189	$119,644

The increase in revenues from the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is also attributed to the following factors. There was an increase in the number of Internet training workshops conducted during the fiscal 2007 first quarter (current quarter) over the comparable quarter of the prior year (prior year quarter).  Internet training workshops conducted during the current quarter increased to 243 (including 21 that were held outside the United States) compared to 175 (including one that was held outside the United States) during the prior year quarter.  The average number of “buying units” in attendance at our workshops during the current quarter was 94 compared to 76 during the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 26% of the buying units made a purchase at the workshops during the current quarter compared to 28% during the prior year quarter.  The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers and due to the higher attendance at the workshops.  Purchases under EPTAs as a percentage of total workshop purchases decreased to 38% in the current quarter compared to 47% in the prior year quarter.  The average workshop purchase during the current quarter was $5,300, consistent with the prior year quarter.  Approximately $1,540,000 of revenue was deferred in the current quarter related to cash sales at 18 workshops that were conducted during the last three business days of the current quarter.  This deferral was due to the three-day rescission rights of the customers.  Historically the Company has conducted very few, if any, workshops during the last three business days of a fiscal quarter.  There were no such workshops conducted during the last three business days of the prior year quarter.

Commission and other revenue increased to $3,564,000 in the current quarter compared to $2,424,000 in the prior year quarter, an increase of 47%.  The increase was primarily attributed to an increase in net dollar volume of contracts written described below.  The increase was offset, in part, by the Company’s decision in August 2006 to delay third-party entities contacting our customers for a period of 45 days following the sale of the initial software license instead of the historical practice of third-party entities contacting our customers one to two weeks following the sale of the initial software license.  The Company made the decision to delay third-party entities contacting our customers as part of the Company’s continued effort to enhance the customer’s experience.

Net Contracts Written

Until the change in our business model in late December 2005, the Company recognized product and other revenue ratably over a period of five years and not at the time contracts were written in accordance with US GAAP.  Effective December 2005, the Company began recognizing product and other revenue after the expiration of the three-day cancellation period for contracts written for which cash payments were received.  For products purchased by customers under extended payment term arrangements, the Company continues to defer and recognize revenue as cash payments are received from customers, typically over two years.

Because of the changes in the Company’s revenue recognition policies resulting from the change in business model noted above and due to the Company’s growth, management believes that the net dollar volume of contracts written is a relevant metric to understand the operations of the Company.  Net dollar volume of contracts written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, discounts incurred on sales of trade receivables (financial discounts), and estimates for customer returns.  Management uses this non-GAAP metric to evaluate the Company’s operations because net dollar volume of contracts written is the primary factor that influences cost of revenue and selling and marketing expenses, which are typically recognized at the time the contract is written but no later than the expiration of the customer’s three-day cancellation period.  Consequently, management measures the Company’s operating performance and sets its future operating budgets based upon the net dollar volume of contracts written during the period.

Net dollar volume of contracts written is not equivalent to revenue recognized in accordance with US GAAP.  This non-GAAP metric represents cash contracts written plus estimates of future cash collections on financed contracts, net of estimated customer returns.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

The following tables summarize the net dollar volume of contracts written during the three months ended September 30, 2006 and 2005 and reconciles the net dollar volume of contracts written with US GAAP revenue as reported in our financial statements.

	2006	2005
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$29,009	$11,393
Less: product and other revenue recognized in financial statements	(25,445)	(8,969)
Add: product and other contracts written net of estimates for bad debts, financial discounts, and estimated customer returns	27,337	14,563
Add: cash product sales during the last three business days of period, not included above	1,540	—
Net dollar volume of contracts written, non-GAAP	$32,441	$16,987

Net contracts written during the current quarter increased 91% from the prior year quarter.  The increase is primarily attributable to the increase in the number of training workshops, the increase in the average number of buying units attending the workshops, the decrease in purchases under EPTAs, and the reduction of discounts incurred on sales of the Company’s domestic trade receivables.  The Company stopped selling its domestic receivables in January 2006.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter increased to $9,208,000 from $5,803,000 during the prior year quarter, an increase of 59%.  The increase cost of revenue is primarily attributable to the increase in net contracts written during the current quarter.  Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $12,752,000 from $7,608,000 in the prior year quarter, an increase of 68%.  The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during the current quarter.  Additionally, selling and marketing expenses were higher during the current quarter when compared to the prior year quarter as a result of additional marketing activities conducted during September 2006 in anticipation of the increased number of workshops conducted in the first half of October 2006 compared to the number of workshops conducted during the first half of October 2005.  Trends in selling and marketing expense will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred,  at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $4,308,000 from $3,504,000 in the prior year quarter, an increase of 23%.  The increase in general and administrative expenses during the current quarter is primarily attributable to an increase in legal expenses of approximately $250,000 as a result of various legal proceedings described in this Form 10-Q.  The increase in general and administrative expenses during the current quarter can also be attributed to an increase in fees paid to professionals of approximately $260,000 associated with the analysis authorized by the board of directors associated with the Company’s stock repurchase program and an increase in stock option compensation expense of approximately $180,000 resulting from the issuance of stock options to directors and employees in July 2006.  The remaining increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages, insurance costs and other expenses.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally have an 18% simple interest rate.  Interest income for the current quarter was $1,368,000 compared to $676,000 in the prior year quarter, an increase of 102%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.  We anticipate our trade receivables will increase in the future.  Consequently, we expect interest income to increase subsequent to September 2006 as the trade receivables balance increases.

Income Taxes

During the three months ended September 30, 2006, the Company recorded an income tax provision of $1,560,000.  This compares to an income tax provision of $158,000 during the three months ended September 30, 2005.  Income taxes are based on the estimated annual effective tax rate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  As of September 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model at that time.  For the three months ended September 30, 2006, we generated taxable income for income tax purposes, but through the utilization of our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $1,560,000.

Due to the change in business model in December 2005, we determined that it was more likely than not that most of our net deferred income tax assets would be realized.  Consequently, the corresponding portion of the valuation allowance was removed.  We expect we will continue to recognize income tax provisions commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005 unless and until it becomes more likely than not that additional deferred income tax assets will be realizable.

Liquidity and Capital Resources

Working Capital

As of September 30, 2006, we had working capital of $20,526,000 compared to $19,492,000 as of June 30, 2006.  As of September 30, 2006, we had working capital, excluding deferred revenue, of $44,379,000 compared to $39,556,000 as of June 30, 2006.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  Although, until the three months ended December 31, 2005, we had incurred significant losses for US GAAP financial statement reporting purposes, we have generated positive cash flows from operating activities since fiscal 2003.  We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of September 30, 2006, we had $31,466,000 of cash and cash equivalents compared to $30,023,000 as of June 30, 2006.  During the three months ended September 30, 2006 and 2005, we generated positive cash flows from operating activities of $2,953,000 and $15,119,000, respectively.  Net cash provided by operating activities during the three months ended September 30, 2005 resulted primarily from the sale of trade receivables held for sale in August 2005.  Net cash used in financing activities during the three months ended September 30, 2006 of $1,414,000 primarily resulted from the repurchase of 113,800 shares of the Company’s common stock.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables, net of allowance for doubtful accounts, totaled $16,872,000 as of September 30, 2006 compared to $13,419,000 as of June 30, 2006.  Long-term trade receivables, net of allowance for doubtful accounts, were $8,320,000 as of September 30, 2006 compared to $7,508,000 as of June 30, 2006.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

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

Accounts Payable

Accounts payable as of September 30, 2006 totaled $3,683,000, compared to $2,752,000 as of June 30, 2006. Our accounts payable as of September 30, 2006 were generally within our vendors’ terms of payment.  The increase is primarily a result of the increase in operations, as evidenced by the increase in net dollar volume of contracts written.

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

Common Stock Repurchase

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the quarter ended September 30, 2006, we spent $1,566,000 to repurchase 113,800 shares of the Company’s common stock.

Off Balance Sheet Arrangements

None except for the operating leases disclosed in Note 6 contained within this document and the Company’s most recently filed Form 10-K.

Impact of Recent Accounting Pronouncements

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB No. 108). SAB No. 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB No. 108 to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, (SFAS No. 157) “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

•                  Our belief that trade receivables will increase in the future;

•                  Our expectation that interest income will increase;

•                  Our expectation that we will continue to recognize income tax provisions commensurate with federal, state and foreign statutory rates;

•                  Our belief that we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months;

•                  Our belief that we have the ability to sell our trade receivables for cash if we desire;

•                  Our belief that the costs and expenses we incur as the deferred revenue amounts are recognized as product and other revenue will be insignificant;

•                  Our expectations regarding seasonal fluctuations;

•                  Our expectations regarding whether we will sell additional domestic trade receivables; and

•                  Our expectations regarding the outcome of our litigation.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Part II, Item 1A. — Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

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

•                  Our ability to generate positive cash flow from operating activities or sell receivables;

•                  Our ability to expand current markets,  develop new markets and establish profitable new strategic partnerships;

•                  Our ability to continue to finance EPTA customer contracts and;

•                  Whether there is continual demand for our products and services in our target market of small business and entrepreneurs for assistance in establishing websites.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest and foreign exchange rates.

As of September 30, 2006, we have $25,192,000 of trade receivables, net of allowance for doubtful accounts.  These trade receivables typically bear interest at 18% for a term of 24 months.  Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of September 30, 2006, we have approximately $5,873,000 of gross trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2006 and 2008.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

iMergent’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of iMergent’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, iMergent’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation is intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation is expected to be completed during calendar 2006.  Other than the change above, no other changes in iMergent’s internal control over financial reporting occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, iMergent’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and continues to respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.   There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On March 21, 2005 and subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the SAMP ACT).  On September 1, 2006 the parties agreed to a stipulation, which provides that the Company pay a total settlement of $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to make refunds to certain California customers who may file claims.  To the extent that filed claims exceed the balance in the refund account, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the Court.  The settlement resolves all outstanding issues under the order.  The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. Due to what the Company perceives as excessive costs in contesting claims it believes are without merit it has allowed a pro-rata distribution to all parties who filed, as such there will be refunds totaling

$468,000 The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

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

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these other cases will not have a material adverse effect on the Company’s business, financial position, or results of operations.

Item 1A.   Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in our Annual Report on Form 10-K, including the discussions set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Proposed Federal Trade Commission rules could adversely impact the manner in which we solicit potential customers.

On April 5, 2006, the Federal Trade Commission, or FTC, announced proposed rules that, if adopted, could be construed or applied in a way that would negatively impact the manner in which we solicit potential customers and offer our customers our products.  The FTC is currently requesting comments to the proposed rules.  We cannot predict whether the proposed rules will be adopted. The proposed rules, if adopted, may be interpreted or applied in a manner that may reduce our revenue and profitability.

Changes in international and domestic laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of international, federal and state laws and regulations as well as oversight from a variety of international and domestic governmental agencies.  The laws governing our business may change in ways that harm our business.  Federal, state or foreign governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business.  These interpretations are also subject to change.  Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs and reduce our profitability.   In addition, governmental agencies such as the SEC, IRS or state taxing authorities may conclude that we have violated federal laws, state laws or their rules and regulations, and we could be subject to fines, penalties or other actions that could materially harm our business.

From time to time we are and have been the subject of governmental inquiries and investigations into our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has and continues to respond to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.   There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On March 21, 2005 and subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General. The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the SAMP ACT).  On September 1, 2006 the parties agreed to a stipulation which provides that the Company pay a total settlement of $550,000. The settlement amount includes payment of $200,000 to the State of California and to Ventura County for an award of costs, attorney and statutory fees; and $350,000 to make refunds to certain California customers who may file claims.  To the extent that filed claims exceed the balance in the refund account, refunds will be paid on a pro-rata basis. The Company also agreed to take certain actions intended to clarify the business practices of the Company. There is no limitation on the Company conducting business in the state of California, and no obligation for the Company to register under the Seller Assisted Marketing Plans Act.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order. The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court for the District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company.

On June 1, 2005, the Australian Competition and Consumer Commission, or ACCC, filed an action against the Company alleging the Company engages in making misleading and deceptive representations. The ACCC obtained an order on an ex-parte basis preventing the Company from transferring certain funds outside the jurisdiction of Australian courts, pending further hearings on the case.  At mediation, the parties agreed to a settlement, which has been confirmed by the Court.  The settlement resolves all outstanding issues under the order.  The Company does not admit any liability, however, the Company has agreed to allow refunds up to a maximum of approximately $468,000 to certain Australian customers and pay related administrative costs to the ACCC of approximately $28,000.  The refund account is funded entirely by funds presently held as restricted cash under the June 1, 2005 order. Due to what the Company perceives as excessive costs in contesting claims it believes are without merit it has allowed a pro-rata distribution to all parties who filed, as such there will be refunds totaling $468,000 The Company will not pay any other fees, costs or penalties under the settlement agreement. The Company will continue to conduct StoresOnlineTM workshops in Australia. All previous injunctions by the ACCC against the Company have expired.

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

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company is fully cooperating with the SEC in this matter.

The Company is also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these other cases will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

Our current and former directors and officers are the subject of stockholder derivative lawsuits and lawsuits alleging violations of federal securities laws.  For example, on March 8, 2005, an action was filed by Elliott

Firestone, on behalf of himself and all others similarly situated, against us, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah.  Additional complaints were then filed against us alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against us, certain current and former officers, and certain current and former directors, together with our former independent auditors, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required us to restate our financial results. The suit seeks unspecified damages, including attorneys’ fees and costs.  We may be required to pay judgments or settlements and incur expenses in amounts that would materially harm our business and financial results.  For more information about these legal proceedings, please refer to Part II, Item 1, Legal Proceedings.

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

We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so we may be required to raise additional working capital.

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

As of June 30, 2006, the Company has NOL carryforwards of approximately $40,055,000. Approximately $11,418,000 of the NOL carryforwards is subject to annual limitations under Section 382. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two ownership changes, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL. Future changes in ownership of more than 50 percent may limit the use of these carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected by this limitation if we cannot receive the full benefit of the NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

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

We have no patented technology, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business. In addition, the costs to develop and provide eCommerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer eCommerce services providing significant technological, creative, performance, price or other advantages over the services that we offer.

Future sales of common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 31, 2006, we had outstanding 12,289,410 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of September 30, 2006, we had outstanding stock options to purchase approximately 1,160,841shares of common stock. To the extent that such options are exercised, there will be further dilution. In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

We sell our products primarily through our training workshops, and we must expand the number of our workshop sales teams to increase revenue substantially. If we are unable to hire or retain qualified speakers and sales team members or if new team members fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our workshop team members may require a long period of time to become productive. The time required to achieve efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our workshop sales force, or we may be unable to manage a larger workshop sales force.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a share repurchase program that authorizes it to purchase shares of its common stock in order to distribute cash to stockholders. The aggregate dollar amount authorized for repurchase is $20 million through September 2009. The following are details of repurchases under this program for the period covered by this report:

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchases from July 1, 2006 through July 31, 2006	N/A	N/A	N/A	N/A
Repurchases from August 1, 2006 through August 31, 2006	N/A	N/A	N/A	N/A
Repurchases from September 1, 2006 through September 30, 2006	113,800	$13.72	113,800	$18,440,000

(a)    All shares were purchased in open-market transactions. iMergent’s share repurchase program was announced on
September 5, 2006.

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

iMergent, Inc.

	By:	/s/ Donald L. Danks
November 8, 2006		Donald L. Danks
Chief Executive Officer

November 8, 2006	By:	/s/ Robert M. Lewis
Robert M. Lewis
Chief Financial Officer