Form 10-Q
period 2006-12-31
IMERGENT INC
filed 2007-02-08
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☐  No ☒.

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 12,431,879.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	December 31, 2006	June 30, 2006
Assets

Current assets:
Cash and cash equivalents	$37,141	$30,023
Certificate of deposit	—	500
Trade receivables, net of allowance for doubtful accounts of $11,165 as of December 31, 2006 and $6,894 as of June 30, 2006	18,905	13,419
Inventories	185	151
Prepaid expenses and other	2,727	2,739
Total current assets	58,958	46,832

Certificate of deposit	500	—
Long-term trade receivables, net of allowance for doubtful accounts of $6,220 as of December 31, 2006 and $4,117 as of June 30, 2006	10,558	7,508
Property and equipment, net	949	696
Deferred income tax assets	13,886	9,976
Merchant account deposits and other	856	1,000
Total Assets	$85,707	$66,012

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,251	$2,752
Accrued expenses and other	2,537	4,085
Income taxes payable	692	348
Deferred revenue, current portion	23,567	20,064
Capital lease obligations, current portion	49	91
Total current liabilities	30,096	27,340

Deferred revenue, net of current portion	10,558	8,693
Total liabilities	40,654	36,033

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,431,879 shares outstanding as of December 31, 2006 and 12,375,313 shares outstanding as of June 30, 2006	12	12
Additional paid-in capital	78,805	77,762
Accumulated deficit	(33,764)	(47,795)
Total stockholders’ equity	45,053	29,979

Total Liabilities and Stockholders’ Equity	$85,707	$66,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Product and other	$29,821	$117,493	$55,134	$126,462
Commission and other	5,854	3,002	9,550	5,426
Total revenues	35,675	120,495	64,684	131,888

Operating expenses:
Cost of product and other revenues	11,375	8,442	20,684	14,281
Selling and marketing	15,331	9,837	28,249	17,544
General and administrative	3,833	3,090	7,874	6,458
Research and development	253	196	488	469
Total operating expenses	30,792	21,565	57,295	38,752

Income from operations	4,883	98,930	7,389	93,136

Other income (expense):
Interest income	1,628	605	2,995	1,280
Interest expense	(1)	(4)	(3)	(14)
Other income (expense), net	5	(44)	21	(275)
Total other income, net	1,632	557	3,013	991

Income before income tax benefit	6,515	99,487	10,402	94,127

Income tax benefit	5,188	11,703	3,629	11,545

Net income	$11,703	$111,190	$14,031	$105,672

Net income per common share:
Basic	$0.95	$9.16	$1.13	$8.71
Diluted	$0.90	$8.92	$1.07	$8.46
Weighted average common shares outstanding:
Basic	12,365,203	12,133,930	12,365,841	12,133,032
Diluted	13,061,113	12,459,597	13,060,096	12,489,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended December 31, 2006

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2006	12,375,313	$12	$77,762	$(47,795)	$29,979
Expense for options granted to consultants	—	—	34	—	34
Expense for options granted to employees	—	—	1,387	—	1,387
Common stock issued upon exercise of options and related income tax benefit	170,366	—	1,188	—	1,188
Repurchase of common stock	(113,800)	—	(1,566)	—	(1,566)
Net income	—	—	—	14,031	14,031
Balance, December 31, 2006	12,431,879	$12	$78,805	$(33,764)	$45,053

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
Increase (decrease) in cash and cash equivalents	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,031	$105,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260	130
Expense for stock options issued to employees	1,387	588
Expense for stock options issued to consultants	34	33
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	(8,536)	11,713
Inventories	(34)	(74)
Prepaid expenses and other	12	190
Restricted cash	—	(57)
Merchant account deposits and other	144	(455)
Deferred income tax asset	(3,910)	(11,877)
Accounts payable, accrued expenses and other liabilities	(1,049)	(798)
Deferred revenue	5,368	(89,794)
Income taxes payable	344	—
Net cash provided by operating activities	8,051	15,271

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(513)	(213)
Net cash used in investing activities	(513)	(213)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,566)	—
Proceeds from exercise of stock options and related tax benefit	1,188	10
Principal payments on capital lease obligations	(42)	(38)
Net cash used in financing activities	(420)	(28)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,118	15,030

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,023	10,691

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$37,141	$25,721

Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$—	$666
Cash paid during the year for:
Interest	3	6
Income taxes	190	5

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company has a June 30 fiscal year end and experiences seasonality in its business.  Historically, revenues from its core business during its fiscal first quarter tend to be lower than revenues in its fiscal second, third and fourth quarters. The Company believes this to be attributable to summer vacations that occur during its fiscal first quarter.

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

(b)           Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability within accrued liabilities of approximately $203,000 as of December 31, 2006 and $298,000 as of June 30, 2006, for estimated credit card charge-backs and customer returns.  The Company has recorded a liability of approximately $0 and $595,000 as of December 31, 2006 and June 30, 2006, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these notes to the condensed consolidated financial statements.

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

(e)           Revenue Recognition

Revenue Recognition Prior to Change of Business Model in December 2005

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a license, a password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on selling products and services through on-line auctions and the utilization of the on-line auction functionality of the SOS.

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

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF 99-19).

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

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

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

(f)            Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended December 31, 2006 and 2005 were approximately $8,055,000, and $5,700,000, respectively, and for the six months ended December 31, 2006 and 2005 were approximately $13,622,000 and $9,500,000, respectively.  As of December 31, 2006 and June 30, 2006, the Company recorded approximately $2,211,000 and $1,855,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(g)           Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

Prior to July 1, 2005, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based compensation had been reflected in the income statement for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)).  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the year ended June 30, 2006, and subsequent periods, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective method, results for periods prior to July 1, 2005 have not been restated.

The following tables summarize the effect of adopting SFAS No. 123(R) as of July 1, 2005:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Stock-based compensation expense recognized:
Cost of revenue	$21	$19	$42	$38
Research and development	47	32	94	64
Selling and marketing	27	20	53	40
General and administrative	752	180	1,198	446
Total stock-based compensation expense recognized	847	251	1,387	588
Related deferred income tax benefit	(322)	(94)	(527)	(222)
Decrease in net income	$525	$157	$860	$366

Impact on basic net income per common share	$0.04	$0.01	$0.07	$0.03
Impact on diluted net income per common share	$0.04	$0.01	$0.07	$0.03

The Company granted 40,000, and 247,500 options during the three and six months ended December 31, 2006, respectively.  The Company granted 0 and 155,000 options during the three and six months ended December 31, 2005, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the three and six months ended December 31, 2006 and 2005, using the Black-Scholes option-pricing model were as follows:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Weighted average fair value of options granted	$12.80	N/A	$8.08	$4.36
Expected volatility	78.00%	N/A	78.00%	68.00%
Expected life (in years)	3.00	N/A	3.13	3.00
Risk-free interest rate	4.69%	N/A	5.06%	4.14%
Expected dividend yield	0.00%	N/A	0.00%	0.00%

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

The following tables summarize stock option activity during the three months ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2006	1,160,841	$11.32
Granted	40,000	23.90
Exercised	(142,469)	7.59
Forfeited / Cancelled	—	—
Outstanding at December 31, 2006	1,058,372	$12.30	4.13 years	$20,025

Options vested and exercisable at December 31, 2006	669,324	$13.47	3.80 years	$8,882

                The following table summarizes stock option activity during the six months ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2006	984,551	$10.75
Granted	247,500	14.76
Exercised	(170,366)	6.97
Forfeited / Cancelled	(3,313)	10.50
Outstanding at December 31, 2006	1,058,372	$12.30	4.13 years	$20,025

Options vested and exercisable at December 31, 2006	669,324	$13.47	3.80 years	$8,882

As of December 31, 2006, the total future compensation cost related to nonvested options not yet recognized in the condensed consolidated income statement was approximately $2,236,000 and the weighted average period over which these awards are expected to be recognized was approximately 1.31 years.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

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

(i)                                     Reclassifications

Certain payroll costs that were previously classified as general and administrative expense in the prior period financial statements have been reclassified as selling and marketing expenses or cost of product and other revenues to conform to the current year financial statement presentation.  These reclassifications did not have any impact on net income, total assets or total liabilities.

(4)           Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net income (in thousands)	$11,703	$111,190	$14,031	$105,672

Weighted average shares outstanding:
Basic	12,365,203	12,133,930	12,365,841	12,133,032
Employee stock options	695,910	325,667	694,255	356,078

Diluted	13,061,113	12,459,597	13,060,096	12,489,110
Net income per common share:
Basic	$0.95	$9.16	$1.13	$8.71
Diluted	$0.90	$8.92	$1.07	$8.46

Antidilutive stock options excluded from the calculation of diluted earnings per common share totaled 62,269 for the three and six months ended December 31, 2006.

(5)                                 Income Taxes

During the three and six months ended December 31, 2006, the Company recorded an income tax benefit of $5,188,000 and $3,629,000, respectively.  During the three and six months ended December 31, 2005, the Company recorded an income tax benefit of $11,703,000 and $11,545,000, respectively.

Income tax provisions (benefits) are based on the estimated annual effective federal, state and foreign income tax rates.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred income tax assets will not be realized.  As of December 31, 2005, due to a change in the Company’s business model, the Company determined that it was more likely than not that $11,877,000 of the previous deferred income tax assets, which had a full valuation allowance against them, would be realized. That determination was based on projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards (NOLs) imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of those shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change are subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable federal long-term tax-exempt rate, resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, the Company determined the earlier ownership change resulted in built-in gains that allow it to utilize all of its NOLs.

Due to the Company’s increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the quarter ended December 31, 2006, the Company determined that it was more likely than not that its remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal the corresponding valuation allowance was partially offset by an income tax provision of $2,558,000 resulting in a net income tax benefit of $5,188,000 during the quarter ended December 31, 2006.

The Company has recorded deferred income tax assets of $13,886,000 in the accompanying condensed consolidated balance sheet as of December 31, 2006.

(6)           Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2013.  In addition to the operating leases disclosed in Note 6 to the Company’s annual consolidated financial statements contained within the Company’s most recently filed Form 10-K, the Company entered into a new seven-year operating lease agreement in July 2006 containing customary escalation clauses with a future aggregate minimum lease obligation of approximately $2,100,000 over the term of the lease.

Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, “The People of the State of Illinois vs. Stores Online, Inc. and Galaxy Malls, Inc.” The action alleged that the Company engaged in consumer fraud. The petition seeks refunds together with unspecified statutory damages.  On December 22, 2006, the Company filed a notice of removal in The United States District Court for the Southern District of Illinois of the action. On January 4, 2007, the State of Illinois filed a Motion to Remand Removed Action (Case Number 06-1037- United States District Court for the Southern District of Illinois). On February 7, 2007, on advice of counsel representing the Company, the Company agreed to allow the action to be remanded to the State Court.  The Company has not filed an initial response to the complaint.  The Company contends that it has not violated the Illinois Consumer Fraud Act, or otherwise engaged in fraudulent or deceptive practices.

On February 8, 2007 the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices. No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana. The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court for the District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The action in United States District Court also claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25, 2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The parties agreed to a hearing date March 27, 2007, which will go forward if the parties are unable to reach a settlement. The Company agreed to dismiss the individual damage claim against the Consumer Protection Division employee.  It was also agreed that if the parties can not reach a settlement and the hearing goes forward and there is an adverse ruling by the hearing officer, the Consumer Protection Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The complaint alleges that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition seeks refunds together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Court denied a motion for Summary Judgment filed by the Company. The Company contends that the claims filed by the State of Indiana are not legally sufficient, and that the Company is not subject to the business opportunity statute.

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.  The Company has restated and filed all required financial statements with the SEC.  The Company is fully cooperating with the SEC in this matter.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

The Company is also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these other cases will not have a material adverse effect on the Company’s business, financial position, or results of operations.

(7)           Segment Information

The Company operates in one business segment and generates over 90% of its total revenue from customers within North America (United States and Canada) and less than 10% of its total revenue from customers in other parts of the world.

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

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware.  iMergent is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s eServices offerings leverage industry and customer practices and are designed to help increase the predictability of success for Internet merchants.  The Company’s services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support.

We have experienced significant growth in the operations of our business during the past several years.  Although we had incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past four years.  The following discussion further expands on these trends and the effects of changes in our business model.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by US GAAP and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, should not be relied upon as an indication of future performance.  We have a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenue from our core business during the first fiscal quarter tends to be lower than revenues in our second, third, and fourth fiscal quarters. We believe this to be attributable to summer vacations that occur during our first quarter.  We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

Workshop Team Developments

During the quarter ended September 2006, the Company hired, trained, and launched its seventh and eighth workshop teams.  Each workshop team generally consists of ten members.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the quarter ended September 30, 2006, the Company repurchased 113,800 shares of the Company’s common stock for $1,566,000.  The Company did not repurchase any shares of the Company’s common stock during the quarter ended December 31, 2006.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

Revenue Recognition

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the SOS.  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customer desires.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a license, a password and instructions that allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers also have the option to create their websites on their own (without access to the Company website) and the option to host their websites with another hosting service.  In fiscal 2005, the Company completed its certification as an eBay solution provider.  Consequently, the Company began selling on-line auction training workshops designed to instruct participants on successfully selling products and services through on-line auctions and the utilization of the on-line auction functionality of the SOS.

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

Therefore, for the fiscal periods prior to the change in business model in December 2005, all fees collected for sales of the software products, setup services, customer support, hosting services, and on-line auction training workshops were deferred and were being recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to EPTA contracts were deferred and recognized as revenue during the service period or when cash was collected, whichever occurred later.

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance.  As of December 31, 2006, we have removed all valuation allowances against our net deferred income tax assets.  Prior to December 31, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

This determination was made after taking into consideration limitations on the utilization of NOLs imposed by Section 382.  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.”  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of those shares, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate, resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period).  Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains.  Additionally, based on a valuation of our Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains.

Due to the change in business model during December 2005, we determined that it was more likely than not that most of our net deferred income tax assets would be realized.  Consequently, the corresponding portion of the valuation allowance was removed during the three months ended December 31, 2005.  Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the quarter ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets would be realized.  Consequently, we removed the remaining valuation allowance during the three months ended December 31, 2006.

Results of Operations

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Revenues

Revenues for the three months ended December 31, 2006 decreased to $35,675,000 from $120,495,000 for the three months ended December 31, 2005, a decrease of 70%.  Product and other revenue decreased to $29,821,000 for the three months ended December 31, 2006 from $117,493,000 for the three months ended December 31, 2005, a decrease of 75%.  These decreases are primarily attributable to the decrease in the amounts recognized as revenue as a result of the change in business model in December 2005 described above.  The change in business model in the three months ended December 31, 2005 resulted in the recognition of revenue of $108,000,000 in December 2005.  This previously deferred revenue would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the three months ended December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Deferred revenue, beginning of period	$32,189	$119,644
Less: Cash product sales during the last three business days of September 2006	(1,540)	—
Remaining net change in deferred revenue	3,476	(95,388)
Deferred revenue, end of period	$34,125	$24,256

The increase in revenues, excluding $108,000,000 recognized as revenue in December 2005 as a result of the change in business model noted above, from the three months ended December 31, 2006 compared to the three months ended December 31, 2005 is also attributed to the following factors.  There was an increase in the number of Internet training workshops conducted during the fiscal 2007 second quarter (current quarter) over the comparable quarter of the prior year (prior year quarter).  Internet training workshops conducted during the current quarter increased to 297 (including 82 that were held outside the United States) compared to 200 (including 65 that were held outside the United States) during the prior year quarter.  The average number of “buying units” in attendance at our workshops during the current quarter was 99, which is comparable to the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 25% of the buying units made a purchase at the workshops during the current quarter compared to 26% during the prior year quarter.  The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs by less qualified buyers, the addition of two inexperienced workshop teams during August and September 2006, and the test workshops conducted in the Spanish-speaking markets.  Purchases under EPTAs as a percentage of total workshop purchases were 40% in the current quarter, which is comparable to the prior year quarter.  The average workshop purchase during the current quarter was $5,100 compared to $5,300 in the prior year quarter.  The decrease was primarily the result of international workshops conducted during the current quarter.  The average workshop purchase in the U.S. during the current quarter was $5,300, consistent with the prior year quarter.  The average workshop purchase outside the U.S. during the current quarter was $4,800 compared to $5,200 in the prior year quarter.  The difference in average workshop purchase outside the U.S. was the result of foreign exchange rates in the international markets in which we conducted workshops.  Approximately $1,540,000 of revenue was recognized in the current quarter related to cash sales at 18 workshops that were conducted during the last three business days of September 2006.  This deferral was due to the three-day rescission rights of the customers.  Historically the Company has conducted very few, if any, workshops during the last three business days of a fiscal quarter.  There were no such workshops conducted during the last three business days of September 2005, December 2005 or December 2006.

Commission and other revenue increased to $5,854,000 in the current quarter compared to $3,002,000 in the prior year quarter, an increase of 95%.  The increase was primarily attributed to an increase in the workshops conducted and purchases described above.

Net Dollar Volume of Contracts Written

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

Because of the changes in the Company’s revenue recognition policies resulting from the change in business model noted above and due to the Company’s growth, management believes that the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, discounts incurred on sales of trade receivables (financial discounts), and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and amount of customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

Management uses this non-GAAP measure to evaluate the results of the Company’s operations because Net Dollar Volume of Contracts Written is the primary factor that influences cost of revenue and selling and marketing expenses, which are typically recognized at the time the contract is written but no later than the expiration of the customer’s three-day cancellation period.  Consequently, management prepares its operating budgets and measures the Company’s operating performance based upon the Net Dollar Volume of Contracts Written during the period.

The following tables summarize the Net Dollar Volume of Contracts Written during the three months ended December 31, 2006 and 2005 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2006	2005
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$35,675	$120,495
Less: Cash product sales during the last three business days of September 2006	(1,540)	—
Remaining net change in deferred revenue	3,476	(95,388)
Net Dollar Volume of Contracts Written, non-GAAP	$37,611	$25,107

Net Dollar Volume of Contracts Written during the current quarter increased 50% from the prior year quarter.  The increase is primarily attributable to the increase in the number of training workshops.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter increased to $11,375,000 from $8,442,000 during the prior year quarter, an increase of 34%.  The increased cost of revenue is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current quarter.  Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $15,331,000 from $9,837,000 in the prior year quarter, an increase of 56%.  The increase in selling and marketing expenses is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current quarter.  Trends in selling and marketing expenses will not be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $3,833,000 from $3,090,000 in the prior year quarter, an increase of 24%.  The increase in general and administrative expenses during the current quarter is primarily attributable to an increase in stock-based compensation expenses of $572,000 primarily as a result of stock options granted to new board members during the current quarter.  The remaining increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages, insurance costs, financial servicing fees, and other expenses.  These increases were partially offset by a decrease in legal fees of approximately $290,000 as a result of the resolution of various legal issues in prior periods and a decrease in accounting fees of approximately $320,000 as a result of the completion of the restatement of the Company’s financial statements in March 2006.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally have an 18% simple interest rate.  Interest income for the current quarter was $1,628,000, compared to $605,000 in the prior year quarter, an increase of 169%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.  We anticipate our trade receivables will increase in the future.  Consequently, we expect interest income to increase subsequent to December 31, 2006 as the trade receivables balance increases.

Income Taxes

During the three months ended December 31, 2006, the Company recorded an income tax benefit of $5,188,000.  This compares to an income tax benefit of $11,703,000 during the three months ended December 31, 2005.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred income tax asset will not be realized.  Prior to December 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was more likely than not that the deferred income tax assets would not be realized based on our business model at that time.  Due to the change in business model in December 2005, we determined that it was more likely than not that $11,877,000 of our net deferred income tax assets, which had a valuation allowance against them, would be realized.  The benefit recorded upon the removal of the corresponding valuation allowance was partially offset by income tax provision of $174,000, resulting in a net income tax benefit of $11,703,000 during the quarter ended December 31, 2005.

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the current quarter, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $2,558,000, resulting in a net income tax benefit of $5,188,000 during the quarter ended December 31, 2006.

We expect we will recognize income tax provisions commensurate with federal, state, and foreign statutory rates in periods subsequent to December 31, 2006.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

Revenues

Revenues for the six months ended December 31, 2006 decreased to $64,684,000 from $131,888,000 for the six months ended December 31, 2005, a decrease of 51%.  Product and other revenue decreased to $55,134,000 for the six months ended December 31, 2006 from $126,462,000 for the six months ended December 31, 2005, a decrease of 56%.  These decreases are primarily attributable to the decrease in the amounts recognized as revenue as a result of the change in business model in December 2005 described above.  The change in business model resulted in the recognition of revenue of $108,000,000 in December 2005.  This revenue would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the six months ended December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Deferred revenue, beginning of period	$28,757	$114,050
Net change in deferred revenue	5,368	(89,794)
Deferred revenue, end of period	$34,125	$24,256

The increase in revenues, excluding the $108,000,000 recognized as revenue as a result of the change in business model, for the six months ended December 31, 2006 compared to the six months ended December 31, 2005 is also attributed to the following factors.  There was an increase in the number of Internet training workshops conducted during the first six months of fiscal 2007 (current period) over the comparable six-month period of the prior year (prior year period).  Internet training workshops conducted during the current period increased to 540 (including 103 that were held outside the United States) compared to 375 (including 66 that were held outside the United States) during the prior year period.  The average number of “buying units” in attendance at our workshops during the current period was 97, compared to 88 in the prior year period.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 26% of the buying units made a purchase at the workshops during the current period compared to 27% during the prior year period.  The decrease in percentage of buying units making a purchase was the result of the Company’s efforts to reduce the number of purchases under EPTAs by less qualified buyers.  Purchases under EPTAs as a percentage of total workshop purchases was 39% in the current period compared to 42% in the prior year period.  The average workshop purchase during the current period was $5,300, comparable to the prior year period.

Commission and other revenue increased to $9,550,000 in the current period compared to $5,426,000 in the prior year period, an increase of 76%.  The increase was primarily attributed to an increase in the workshops conducted and purchases described above.

Net Dollar Volume of Contracts Written

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

As noted above, because of the changes in the Company’s revenue recognition policies resulting from the change in business model and due to the Company’s growth, management believes that the Net Dollar Volume of

Contracts Written is a consistent and relevant measure to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, discounts incurred on sales of trade receivables (financial discounts), and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

Management uses this non-GAAP measure to evaluate the results of the Company’s operations because Net Dollar Volume of Contracts Written is the primary factor that influences cost of revenue and selling and marketing expenses, which are typically recognized at the time the contract is written but no later than the expiration of the customer’s three-day cancellation period.  Consequently, management prepares its operating budgets and measures the Company’s operating performance based upon the Net Dollar Volume of Contracts Written during the period.

The following tables summarize the Net Dollar Volume of Contracts Written during the six months ended December 31, 2006 and 2005 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP.

	2006	2005
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$64,684	$131,888
Net change in deferred revenue	5,368	(89,794)
Net Dollar Volume of Contracts Written, non-GAAP	$70,052	$42,094

Net Dollar Volume of Contracts Written during the current period increased 66% from the prior year period.  The increase is primarily attributable to the increase in the number of training workshops and the increase in the number of buying units attending the workshops.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current period increased to $20,684,000 from $14,281,000 during the prior year period, an increase of 45%.  The increase in cost of revenue is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current quarter.  Trends in cost of revenue will not be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current period increased to $28,249,000 from $17,544,000 in the prior year period, an increase of 56%.  The increase in selling and marketing expenses is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current period.  Trends in selling and marketing expenses will not be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred,  at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current period increased to $7,874,000 from $6,458,000 in the prior year period, an increase of 22%.  The increase in general and administrative expenses during the current period is primarily attributable to an increase in stock-based compensation expenses of $752,000, primarily as a result of stock options granted to new board members during the current period and an increase in professional services fees of approximately $460,000 associated with various analyses, including the study authorized by the board of directors associated with the Company’s stock repurchase program.  The remaining increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages, insurance costs, financial servicing fees, and other expenses.  These increases were partially offset by a decrease in accounting fees of approximately $410,000 as a result of the completion of the restatement of the Company’s financial statements in March 2006.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally have an 18% simple interest rate.  Interest income for the current period was $2,995,000 compared to $1,280,000 in the prior year period, an increase of 134%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.  We anticipate our trade receivables will increase in the future.  Consequently, we expect interest income to increase subsequent to December 31, 2006 as the trade receivables balance increases.

Income Taxes

During the six months ended December 31, 2006, the Company recorded an income tax benefit of $3,629,000.  This compares to an income tax benefit of $11,545,000 during the six months ended December 31, 2005.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

As discussed above, due to the change in business model in December 2005, we determined that it was more likely than not that $11,877,000 of our net deferred income tax assets would be realized.  The benefit recorded upon the removal of the valuation allowance during December 2005 was partially offset by income tax provision of $332,000, resulting in a net income tax benefit of $11,545,000 during the prior year period.

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the three months ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $4,117,000, resulting in a net income tax benefit of $3,629,000 during the current period.

We expect we will recognize income tax provisions commensurate with federal, state, and foreign statutory rates in periods subsequent to December 31, 2006.

Liquidity and Capital Resources

Working Capital

As of December 31, 2006, we had working capital of $28,862,000 compared to $19,492,000 as of June 30, 2006.  As of December 31, 2006, we had working capital, excluding deferred revenue, of $52,429,000 compared to $39,556,000 as of June 30, 2006.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  Although we had incurred significant losses for US GAAP financial statement reporting purposes until the three months ended December 31, 2005, we have generated positive cash flows from operating activities since fiscal 2003.  We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of December 31, 2006, we had $37,141,000 of cash and cash equivalents compared to $30,023,000 as of June 30, 2006.  During the six months ended December 31, 2006 and 2005, we generated positive cash flows from operating activities of $8,051,000 and $15,271,000, respectively.  Net cash provided by operating activities during the six months ended December 31, 2005 resulted primarily from the sale of trade receivables held for sale in August 2005.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables, net of allowance for doubtful accounts, totaled $18,905,000 as of December 31, 2006 compared to $13,419,000 as of June 30, 2006.  Long-term trade receivables, net of allowance for doubtful accounts, were $10,558,000 as of December 31, 2006 compared to $7,508,000 as of June 30, 2006.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have the ability to sell our trade receivables for cash if we desire.  In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount.  We also entered into an agreement in August 2005 with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire.  Under the provisions of this agreement, we may sell our domestic trade receivables to the third-party financing company at our net book value less 7% for transaction fees and servicing costs.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables except as circumstances arise or may require.  In the future, we may evaluate agreements with other third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of December 31, 2006 totaled $3,251,000, compared to $2,752,000 as of June 30, 2006. Our accounts payable as of December 31, 2006 were generally within our vendors’ terms of payment.  The increase is primarily a result of the increase in operations, as evidenced by the increase in Net Dollar Volume of Contracts Written.

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

Common Stock Repurchase

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the quarter ended September 30, 2006, we spent $1,566,000 to repurchase 113,800 shares of the Company’s common stock.  The Company did not repurchase any shares of the Company’s common stock during the quarter ended December 31, 2006.

Off Balance Sheet Arrangements

None except for the operating leases disclosed in Note 6 contained within the Company’s most recently filed Form 10-K and the additional lease described in Note 6 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q.

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

In September 2006, the FASB issued SFAS No. 157,  “Fair Value Measurements”(SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

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

•                  Our expectation that we will recognize income tax provisions commensurate with federal, state and foreign statutory rates;

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

As of December 31, 2006, we have $29,463,000 of trade receivables, net of allowance for doubtful accounts.  These trade receivables typically bear interest at 18% for a term of 24 months.  Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of December 31, 2006, we have approximately $4,205,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2007 and 2008.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

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

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation is intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation are expected to be completed during calendar 2007.  Other than the change above, no other changes in iMergent’s internal control over financial reporting occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, iMergent’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, “The People of the State of Illinois vs. Stores Online, Inc. and Galaxy Malls, Inc.” The action alleged that the Company engaged in consumer fraud. The petition seeks refunds together with unspecified statutory damages.  On December 22, 2006, the Company filed a notice of removal in The United States District Court for the Southern District of Illinois of the action. On January 4, 2007, the State of Illinois filed a Motion to Remand Removed Action (Case Number 06-1037- United States District Court for the Southern District of Illinois). On February 7, 2007, on advice of counsel representing the Company, the Company agreed to allow the action to be remanded to the State Court.  The Company has not filed an initial response to the complaint.  The Company contends that it has not violated the Illinois Consumer Fraud Act, or otherwise engaged in fraudulent or deceptive practices.

On February 8, 2007 the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices. No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana. The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court for the District of Utah, Central Division

seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The action in United States District Court also claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25, 2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The parties agreed to a hearing date of  March 27, 2007, which will go forward if the parties are unable to reach a settlement. The Company agreed to dismiss the individual damage claim against the Consumer Protection Division employee.  It was also agreed that if the parties can not reach a settlement and the hearing goes forward and there is an adverse ruling by the hearing officer, the Consumer Protection Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The Complaint alleges that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition seeks refunds together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Court denied a motion for Summary Judgment filed by the Company. The Company contends that the claims filed by the State of Indiana are not legally sufficient, and that the Company is not subject to the business opportunity statute.

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.  The Company has restated and filed all required financial statements with the SEC.  The Company is fully cooperating with the SEC in this matter.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

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

On April 5, 2006, the Federal Trade Commission, or FTC, announced proposed rules that, if adopted, could be construed or applied in a way that would negatively impact the manner in which we solicit potential customers and offer our customers our products.  The FTC is currently requesting comments to the proposed rules.  We cannot predict whether the proposed rules will be adopted. The proposed rules, if adopted, may be interpreted or applied in a manner that may limit the manner in which we market our products, which may reduce our revenue and profitability.

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

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, “The People of the State of Illinois vs. Stores Online, Inc. and Galaxy Malls, Inc.” The action alleged that the Company engaged in consumer fraud. The petition seeks refunds together with unspecified statutory damages.  On December 22, 2006, the Company filed a notice of removal in The United States District Court for the Southern District of Illinois of the action. On January 4, 2007, the State of Illinois filed a Motion to Remand Removed Action (Case Number 06-1037- United States District Court for the Southern District of Illinois). On February 7, 2007, on advice of counsel representing the Company, the Company agreed to allow the action to be remanded to the State Court.  The Company has not filed an initial response to the complaint.  The Company contends that it has not violated the Illinois Consumer Fraud Act, or otherwise engaged in fraudulent or deceptive practices.

On February 8, 2007 the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices. No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana. The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. In addition to contesting the Citation, the Company, on August 28, 2006, filed a declaratory action with the United States District Court for the District of Utah, Central Division seeking a declaratory judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The action in United States District Court also claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25, 2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The parties agreed to a hearing date of March 27, 2007, which will go forward if the parties are unable to reach a settlement. The Company agreed to dismiss the individual damage claim against the Consumer Protection Division employee.  It was also agreed that if the parties can not reach a settlement and the hearing goes forward and there is an adverse ruling by the hearing officer, the Consumer Protection Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review.

On January 13, 2006, the State of Indiana filed an action against iMergent, Inc. and StoresOnline.com, Ltd. in the Marion Superior Court, Case Number 490070601PL001792.  The Complaint alleges that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition seeks refunds together with statutory damages. The Company contends that it does not sell a business opportunity under Indiana law, and further that it has not violated any other Indiana statute. The Court denied a motion for Summary Judgment filed by the Company. The Company contends that the claims filed by the State of Indiana are not legally sufficient, and that the Company is not subject to the business opportunity statute.

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company.  Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company.  The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.  The Company has restated and filed all required financial statements with the SEC.  The Company is fully cooperating with the SEC in this matter.

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP.

This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

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

Our current and former directors and officers are the subject of stockholder derivative lawsuits and lawsuits alleging violations of federal securities laws.  For example, on March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against us, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah.  Additional complaints were then filed against us alleging similar claims.   The court ordered that the cases be consolidated, and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against us, certain current and former officers, and certain current and former directors, together with our former independent auditors, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required us to restate our financial results. The suit seeks unspecified damages, including attorneys’ fees and costs.  We may be required to pay judgments or settlements and incur expenses in amounts that would materially harm our business and financial results.  For more information about these legal proceedings, please refer to Part II, Item 1, Legal Proceedings.

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

•                                          number ofworkshops in a given period

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

As of December 31, 2006, the Company has NOL carryforwards of approximately $31,151,000. Approximately $11,418,000 of the NOL carryforwards is subject to annual limitations under Section 382. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two ownership changes, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL. Future changes in ownership of more than 50 percent may limit the use of these carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected by this limitation if we cannot receive the full benefit of the NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Our operations could be hurt by a natural disaster, network security breach, or other catastrophic event.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of January 31, 2007, we had outstanding 12,431,879 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of December 31, 2006, we had outstanding stock options to purchase approximately 1,058,372 shares of common stock.  In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

Our business could be materially and adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Economic conditions may cause small businesses and entrepreneurs to curtail or eliminate spending on eCommerce services or to reduce demand for our products and services. An adverse change in economic conditions may adversely affect our business.

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

Our stock price and operations may be affected by potential stock manipulation

We believe that certain parties are acting in a manner to attempt to denigrate our business for personal profit.  We believe certain parties may have engaged in actions intended to cause harm to the Company, and that certain parties have made efforts to decrease the market price of our common stock.  To the extent that such parties engage in any such actions or take any other actions to interfere with our existing and/or prospective business relationships with regulators, vendors, media, partners, customers, lenders, or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may trade at prices below those that might prevail in the absence of any such efforts.

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

Available Information

Our Internet website address is http://www.imergentinc.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

iMergent, Inc.

February 7, 2007	By:	/s/Donald L. Danks
Donald L. Danks
Chief Executive Officer

February 7, 2007	By:	/s/Robert M. Lewis
Robert M. Lewis
Chief Financial Officer