Form 10-Q
period 2007-03-31
IMERGENT INC
filed 2007-05-10
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 12,320,004.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	March 31, 2007	June 30, 2006
Assets

Current Assets:
Cash and cash equivalents	$38,981	$30,023
Certificate of deposit	—	500
Trade receivables, net of allowance for doubtful accounts of $13,152 as of March 31, 2007 and $6,894 as of June 30, 2006	24,282	13,419
Inventories	207	151
Prepaid expenses and other	7,250	2,739
Total Current Assets	70,720	46,832

Certificate of deposit	500	—
Long-term trade receivables, net of allowance for doubtful accounts of $6,103 as of March 31, 2007 and $4,117 as of June 30, 2006	11,239	7,508
Property and equipment, net	1,778	696
Deferred income tax assets	11,091	9,976
Merchant account deposits and other	580	1,000
Total Assets	$95,908	$66,012

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,792	$2,752
Accrued expenses and other	4,722	4,085
Dividends payable	1,230	—
Income taxes payable	843	348
Deferred revenue, current portion	29,313	20,064
Capital lease obligations	42	91
Total Current Liabilities	38,942	27,340

Deferred revenue, net of current portion	11,239	8,693
Total Liabilities	50,181	36,033

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,302,067 shares outstanding as of March 31, 2007 and 12,375,313 shares outstanding as of June 30, 2006	12	12
Additional paid-in capital	76,012	77,762
Accumulated deficit	(30,297)	(47,795)
Total Stockholders’ Equity	45,727	29,979

Total Liabilities and Stockholders’ Equity	$95,908	$66,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Product and other	$35,593	$21,508	$90,728	$147,970
Commission and other	7,043	3,497	16,592	8,923
Total revenues	42,636	25,005	107,320	156,893

Operating expenses:
Cost of product and other revenues	12,850	7,567	33,534	21,847
Selling and marketing	19,408	10,215	47,658	27,760
General and administrative	4,102	3,473	11,976	9,931
Research and development	371	208	858	677
Total operating expenses	36,731	21,463	94,026	60,215

Income from operations	5,905	3,542	13,294	96,678

Other income (expense):
Interest income	1,836	819	4,831	2,099
Interest expense	—	(3)	(3)	(17)
Other income (expense), net	(91)	158	(70)	(117)
Total other income, net	1,745	974	4,758	1,965

Income before income tax (provision) benefit	7,650	4,516	18,052	98,643

Income tax (provision) benefit	(2,953)	(1,716)	676	9,829

Net income	$4,697	$2,800	$18,728	$108,472

Net income per common share:
Basic	$0.38	$0.23	$1.51	$8.94
Diluted	$0.36	$0.22	$1.45	$8.56
Weighted average common shares outstanding:
Basic	12,389,854	12,135,889	12,373,728	12,133,971
Diluted	12,952,954	12,691,997	12,911,557	12,674,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended March 31, 2007

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2006	12,375,313	$12	$77,762	$(47,795)	$29,979
Expense for options granted to consultants	—	—	34	—	34
Expense for options granted to employees	—	—	1,710	—	1,710
Common stock issued upon exercise of options and related income tax benefit	220,654	—	1,471	—	1,471
Repurchase of common stock	(293,900)	—	(4,965)	—	(4,965)
Declared dividend				(1,230)	(1,230)
Net income	—	—	—	18,728	18,728
Balance, March 31, 2007	12,302,067	$12	$76,012	$(30,297)	$45,727

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Nine Months Ended March 31,
Increase (decrease) in cash and cash equivalents	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,728	$108,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	212
Expense for stock options issued to employees	1,710	898
Expense for stock options issued to consultants	34	44
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	(14,594)	7,546
Inventories	(56)	(18)
Prepaid expenses and other	(4,511)	(830)
Restricted cash	—	(50)
Merchant account deposits and other	420	(739)
Deferred income tax assets	(1,115)	(10,639)
Accounts payable, accrued expenses and other liabilities	677	1,026
Deferred revenue	11,795	(88,469)
Income taxes payable	495	242
Net cash provided by operating activities	14,023	17,695

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,522)	(286)
Net cash used in investing activities	(1,522)	(286)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(4,965)	—
Proceeds from exercise of stock options and related income tax benefit	1,471	42
Principal payments on capital lease obligations	(49)	(59)
Net cash used in financing activities	(3,543)	(17)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,958	17,392

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,023	10,691

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$38,981	$28,083

Supplemental disclosures of non-cash transactions:
Trade receivables pledged for collateralized borrowings	$—	$763
Cash paid during the period for:
Interest	3	9
Income taxes	190	41

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes that period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(b)                                 Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made by management that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability within accrued liabilities of approximately $460,000 as of March 31, 2007 and $298,000 as of June 30, 2006, for estimated credit card charge-backs and customer returns.  The Company has recorded a liability of approximately $0 and $595,000 as of March 31, 2007 and June 30, 2006, respectively, for estimated losses resulting from various legal proceedings against the Company.  Other key estimates are discussed elsewhere in these notes to the condensed consolidated financial statements.

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

Impact on Revenue Recognition Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support.  The Company’s general counsel reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company has the legal right to limit the “free” access service to one year for all existing customers and that such position would be upheld by a court of law.  In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

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

(f)            Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2007 and 2006 were approximately $8,161,000, and $4,557,000, respectively, and for the nine months ended March 31, 2007 and 2006 were approximately $21,784,000 and $14,500,000, respectively.  As of March 31, 2007 and June 30, 2006, the Company recorded approximately $5,273,000 and $1,855,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(g)           Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant to eligible employees, consultants and directors of stock options and other share-based awards.

The Company accounts for stock-based awards under the Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The following tables summarize the compensation expense recognized for stock-based payments during the three and nine months ended March 31, 2007 and 2006.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Stock-based compensation expense recognized:
Cost of revenue	$21	$19	$64	$57
Research and development	63	31	157	95
Selling and marketing	27	20	80	60
General and administrative	213	240	1,410	686
Total stock-based compensation expense recognized	324	310	1,711	898
Related deferred income tax benefit	(123)	(118)	(650)	(340)
Decrease in net income	$201	$192	$1,061	$558
Impact on basic net income per common share	$0.02	$0.02	$0.09	$0.05
Impact on diluted net income per common share	$0.02	$0.02	$0.08	$0.04

The Company granted 20,000, and 267,500 options during the three and nine months ended March 31, 2007, respectively.  The Company granted 45,000 and 200,000 options during the three and nine months ended March 31, 2006, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the three and nine months ended March 31, 2007 and 2006, using the Black-Scholes option-pricing model were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Weighted average fair value of options granted	$16.43	$3.44	$8.70	$4.15
Expected volatility	79.00%	71.00%	78.07%	69.00%
Expected life (in years)	4.00	3.33	3.20	3.08
Risk-free interest rate	4.70%	4.37%	5.03%	4.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of the option granted is based on the Company’s historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  On March 7, 2007, the Company announced a $0.10 per share quarterly dividend.  Prior to March 7, 2007, the Company had never paid a dividend.  The Company has not granted any stock options subsequent to March 7, 2007.  As of the grant date of the options, the Company had no intent to pay dividends in the foreseeable future.  Therefore, the dividend yield has been determined to be 0.00% for grants of stock options prior to March 7, 2007.

The following table summarizes stock option activity during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	1,058,372	$12.30
Granted	20,000	26.93
Exercised	(50,288)	5.63
Forfeited / Cancelled	(57,140)	72.44
Outstanding at March 31, 2007	970,944	$9.41	3.77 years	$10,465,331

Options vested and exercisable at March 31, 2007	625,313	$8.15	2.91 years	$7,633,108

The following table summarizes stock option activity during the nine months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2006	984,551	$10.76
Granted	267,500	15.67
Exercised	(220,654)	6.67
Forfeited / Cancelled	(60,453)	70.15
Outstanding at March 31, 2007	970,944	$9.41	3.77 years	$10,465,331
Options vested and exercisable at March 31, 2007	625,313	$8.15	2.91 years	$7,633,108

As of March 31, 2007, the total future compensation cost related to nonvested options not yet recognized in the condensed consolidated income statement was approximately $2,241,000 and the weighted average period over which these awards are expected to be recognized was approximately 1.35 years.

(h)           Recently Issued Accounting Pronouncements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB No. 108 to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect SFAS No. 159 to have an impact on the Company’s consolidated financial statements.

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

(3)           Dividends

On March 7, 2007, the Company initiated a quarterly cash dividend of $0.10 per common share.  The first quarterly dividend will be paid to stockholders of record as of March 20, 2007 and will be paid on June 29, 2007.

(4)           Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income (in thousands)	$4,697	$2,800	$18,728	$108,472
Weighted average shares outstanding:
Basic	12,389,854	12,135,889	12,373,728	12,133,971
Stock options	563,100	556,108	537,829	540,579

Diluted	12,952,954	12,691,997	12,911,557	12,674,550
Net income per common share:
Basic	$0.38	$0.23	$1.51	$8.94
Diluted	$0.36	$0.22	$1.45	$8.56

Antidilutive stock options excluded from the calculation of diluted earnings per common share totaled 93,247 for the three and nine months ended March 31, 2007.

(5)                                 Income Taxes

During the three and nine months ended March 31, 2007, the Company recorded an income tax (provision) benefit of ($2,953,000) and $676,000, respectively.  During the three and nine months ended March 31, 2006, the Company recorded an income tax (provision) benefit of ($1,716,000) and $9,829,000, respectively.

Income tax (provisions) benefits are based on the estimated annual effective federal, state and foreign income tax rates.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized.  As of December 31, 2005, due to a change in the Company’s business model, the Company determined that it was more likely than not that $11,877,000 of deferred income tax assets, which had a full valuation allowance against them, would be realized. That determination was based on projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards (NOLs) imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since the Company’s formation, it has issued a significant number of shares, and purchasers of those shares have sold some of those shares, with the result that two changes of control, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change are subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable federal long-term tax-exempt rate, resulting in an annual limitation amount of approximately $127,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation of the Company as of June 25, 2000, which evaluation was completed during the quarter ended March 31, 2004, the Company determined the earlier ownership change resulted in built-in gains that allow it to utilize all of its NOLs.

Due to the Company’s increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the quarter ended December 31, 2006, the Company determined that it was more likely than not that its remaining deferred income tax assets of $7,746,000 would be realized.  During the nine months ended March 31, 2007, the benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $7,070,000, resulting in a net income tax benefit of $676,000 during the nine months ended March 31, 2007.

The Company has recorded deferred income tax assets of $11,091,000 in the accompanying condensed consolidated balance sheet as of March 31, 2007.

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

Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The inquiries may include a demand for information, a civil investigative demand, or a subpoena for documents.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices.  No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana.  The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation (the Citation) seeking that the Company registers under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. A two-day administrative proceeding was held commencing on March 27, 2007 before a Division employee empowered by the Division to determine if the Division’s Citation should be sustained.  The Division conceded that the Company does not sell any product in the State of Utah, but nonetheless insisted that it has authority and jurisdiction over transactions occurring outside the State of Utah.  The Division employee makes recommendations to the Division director who will enter a ruling.  The Division has not yet issued a ruling.  The United States District Court for the District of Utah recently entered an order dismissing the Company’s declaratory action seeking a judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The Company has appealed that decision.  In that action in District Court, the Company had claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25,

2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The Company agreed to dismiss the individual damage claim against the Division employee.  It was also agreed that if the parties cannot reach a settlement and there is an adverse ruling by the Division, the Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review, notwithstanding how many years that may take.

On March 19, 2007, the Marion Superior Court in the State of Indiana entered an order confirming a Consent Judgment agreed to between the Company and the State of Indiana.  This stipulated judgment stemmed from a January 13, 2006 action filed against the Company in the Marion Superior Court, Case Number 490070601PL001792.  The complaint alleged that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition sought refunds together with statutory damages. The settlement provided that there is no finding that the Company operates as a seller of business opportunities under Indiana law, and there is no requirement for the Company to register as a seller of business opportunities now or in the future. The Company has agreed to not make certain representations at its workshops (which the Company contends it has not made in the past, and does not currently make). The Company further agreed to cancel six contracts and allow refunds totaling $19,261. In addition, the Company agreed to reimburse the State of Indiana $2,708 in costs and pay $9,815 to the Office of Attorney General Consumer Protection Fund. The order makes clear that there is no admission of any wrongdoing by the Company. The settlement does not limit the Company’s ability to conduct business in the State of Indiana or require any change to the business model or practices of the Company.

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

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference,” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On February 28, 2007, the Attorney General of Florida issued a release relating to what it described as an  “active public-consumer related investigation” indicating that the office was investigating the Company for “alleged deception of would-be entrepreneurs who buy StoresOnline business services (websites, etc.) at promotional seminars.”  The release incorrectly lists the business of the Company as a “business opportunity”. The Company vehemently disputes that it (i) is a business opportunity or (ii) that it has engaged in any deception whatsoever. The Company has received requests for information relating to only fourteen customers over the last three years from the Attorney General of Florida. Nine of those cases have been resolved; the Company is waiting for responses from the Office of the Attorney General on the other five.  The Company has provided information to the Office of the Attorney General to support that its business practices are transparent and comply with all laws and regulations.

An article in the May 5, 2007 edition of Barron's magazine entitled A Web of Broken Promises? alleged that the Chief Executive Officer of the Company “told select individual and institutional investors that the company's fiscal third-quarter earnings will be over 50% higher than the estimate...” The allegations, if true, could be a violation of Regulation FD. The General Counsel of the Company together with outside counsel for the Board of Directors of the Company has undertaken a thorough investigation of that allegation and the actions of the Chief Executive Officer. At this time, the Company can not conclude if a violation of Regulation FD has occurred.

On May 9, 2007, the Company was sent by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State had filed a complaint motion for temporary restraining order, and motion for preliminary injunction against the Company. A hearing was set for May 10, 2007. Other than the notice of hearing no pleadings have been provided to the Company, nor has the Company been served with formal process by the State of North Carolina with either the notice or a complaint. The Company is aware of only one customer who has an unresolved customer complaint in the State of North Carolina. The Company has responded to that customer but has not yet received a response.  The Company insists it has not engaged in unfair business practices or otherwise violated any laws in the State of North Carolina.

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

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware.  iMergent is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s eServices offerings leverage industry and customer practices and are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support.

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

Workshop Team Developments

During the quarter ended March 2007, the Company hired, trained, and launched its ninth workshop team.  Each workshop team generally consists of ten members.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the quarter ended September 30, 2006, the Company repurchased 113,800 shares of the Company’s common stock for $1,566,000.  During the quarter ended March 31, 2007, the Company repurchased 180,100 shares of the Company’s common stock for $3,399,000.  The Company did not repurchase any shares of the Company’s common stock during the quarter ended December 31, 2006.

Dividends

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share.

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  We have considered historical operations and current operating trends, future market growth, forecasted earnings, estimated future taxable income, the mix of earnings in the jurisdictions in which we operate and potential losses and costs from existing litigation and contingencies in determining the need for a valuation allowance.  As of March 31, 2007, we have no valuation allowances against our net deferred income tax assets.  Prior to December 31, 2005, we had recorded a valuation allowance against 100% of our net deferred income tax assets.

These determinations were made after taking into consideration limitations on the utilization of NOLs imposed by Section 382.  Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.”  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of those shares, with the result that two changes of control, as defined by Section 382, have occurred.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate, resulting in an annual limitation amount of approximately $127,000.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period).  Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains.  Additionally, based on a valuation of our Company as of June 25, 2000, which valuation was completed during the quarter ended March 31, 2004, we also determined the earlier ownership change resulted in built-in gains.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 increased to $42,636,000 from $25,005,000 for the three months ended March 31, 2006, an increase of 71%.  Product and other revenue increased to $35,593,000 for the three months ended March 31, 2007 from $21,508,000 for the three months ended March 31, 2006, an increase of 65%.

The increase in revenues is primarily attributed to the following factors.  There was an increase in the number of Internet training workshops conducted during the fiscal 2007 third quarter (current quarter) over the comparable quarter of the prior year (prior year quarter).  Internet training workshops conducted during the current quarter increased to 320 (including 91 that were held outside the United States) compared to 189 (including 7 that were held outside the United States) during the prior year quarter.  The average number of “buying units” in attendance at our workshops during the current quarter was 95, which is comparable to the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 31% of the buying units made a purchase at the workshops during the current quarter compared to 26% during the prior year quarter.  The increase in percentage of buying units making a purchase was the result of the Company’s efforts to better qualify persons attending the internet training workshops through improved disclosure at our “Preview” events.  Purchases under EPTAs as a percentage of total workshop purchases were 38% in the current quarter compared to 40% in the prior year quarter.  The average workshop purchase during the current quarter was $5,000 compared to $5,500 in the prior year quarter.  The decrease was primarily the result of the average sales price and volume of sales at international workshops conducted during the current quarter compared to the prior year quarter.  The average workshop purchase outside the U.S. during the current quarter was $4,300 compared to $6,800 in the prior year quarter.  The difference in average workshop purchase outside the U.S. was primarily the result of foreign exchange rates in the international markets in which we conducted workshops.  The average workshop purchase in the U.S. during the current quarter was $5,400 compared to $5,500 during the prior year quarter.

During the last three business days of March 2007 we conducted 23 workshops, which resulted in approximately $2,258,000 of cash product sales that will be recognized as revenue during our fourth quarter of fiscal 2007.  During the last three business days of March 2006 we conducted 3 workshops, which resulted in approximately $147,000 of cash product sales that were recognized as revenue during our fourth quarter of fiscal 2006.  This deferral was due to the three-day rescission rights of our customers.  Historically the Company has conducted very few, if any, workshops during the last three business days of a fiscal quarter.  There were no such workshops conducted during the last three business days of September 2005, December 2005 or December 2006.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2007 and 2006.

	2007	2006
	(in thousands)
Deferred revenue, beginning of period	$34,125	$24,256
Add: Cash product sales during the last three business days of March	2,258	147
Remaining net change in deferred revenue	4,169	1,178
Deferred revenue, end of period	$40,552	$25,581

Commission and other revenue increased to $7,043,000 in the current quarter compared to $3,497,000 in the prior year quarter, an increase of 101%.  The increase was primarily attributed to an increase in the workshops conducted and purchases described above and an increase in other recurring and residual revenues from customers and other third-parties.

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

Because of the changes in the Company’s revenue recognition policies resulting from the change in business model noted above and due to the Company’s growth, management believes that the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, discounts incurred on sales of trade receivables (financial discounts), and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and the amount of customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended March 31, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2007	2006
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$42,636	$25,005
Add: Cash product sales during the last three business days of March	2,258	147
Remaining net change in deferred revenue	4,169	1,178
Net Dollar Volume of Contracts Written, non-GAAP	$49,063	$26,330

Net Dollar Volume of Contracts Written during the current quarter increased 86% from the prior year quarter.  The increase is primarily attributable to the increase in the number of training workshops, the increase in percentage of buying units making a purchase at the workshop, and the increase in other recurring and residual revenues from customers and other third-parties.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter increased to $12,850,000 from $7,567,000 during the prior year quarter, an increase of 70%.  The increase in cost of revenue is primarily attributable to the increase in revenue and Net Dollar Volume of Contracts Written during the current quarter.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $19,408,000 from $10,215,000 in the prior year quarter, an increase of 90%.  The increase in selling and marketing expenses is primarily attributable to the increase in revenue and Net Dollar Volume of Contracts Written during the current quarter.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.  Selling and marketing expenses also increased as a result of an abnormal increase in costs to conduct “Preview” events internationally.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $4,102,000 from $3,473,000 in the prior year quarter, an increase of 18%.  The increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages, insurance costs, financial servicing fees, and other expenses.  The increase in general and administrative expenses is also attributable to an increase in legal expenses of $226,000 as a result of the various legal matters discussed elsewhere in this document.  These increases were partially offset by a decrease in accounting fees of $481,000 as a result of the completion of the restatement of the Company’s financial statements in March 2006.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally have an 18% simple interest rate.  Interest income for the current quarter was $1,836,000, compared to $819,000 in the prior year quarter, an increase of 124%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.  We anticipate our trade receivables will increase in the future.  Consequently, we expect interest income to increase subsequent to March 31, 2007 as the trade receivables balance increases.

Nine months ended March 31, 2007 compared to nine months ended Mach 31, 2006

Revenues

Revenues for the nine months ended March 31, 2007 decreased to $107,320,000 from $156,893,000 for the nine months ended March 31, 2006, a decrease of 32%.  Product and other revenue decreased to $90,728,000 for the nine months ended March 31, 2007 from $147,970,000 for the nine months ended March 31, 2006, a decrease of 39%.  These decreases are primarily attributable to the decrease in the amounts recognized as revenue as a result of the change in business model in December 2005 described above.  The change in business model resulted in the recognition of revenue of $108,000,000 in December 2005.  This revenue would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the nine months ended March 31, 2007 and 2006.

	2007	2006
	(in thousands)
Deferred revenue, beginning of period	$28,757	$114,050
Add: Cash product sales during the last three business days of March	2,258	147
Remaining net change in deferred revenue	9,537	(88,616)
Deferred revenue, end of period	$40,552	$25,581

The increase in revenues, excluding the $108,000,000 recognized as revenue as a result of the change in business model, for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 is attributed to the following factors.  There was an increase in the number of Internet training workshops conducted during the first nine months of fiscal 2007 (current period) over the comparable nine-month period of the prior year (prior year period).  Internet training workshops conducted during the current period increased to 860 (including 194 that were held outside the United States) compared to 564 (including 73 that were held outside the United States) during the prior year period.  The average number of “buying units” in attendance at our workshops during the current period was 96, compared to 90 in the prior year period.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 28% of the buying units made a purchase at the workshops during the current period compared to 27% during the prior year period.  Purchases under EPTAs as a percentage of total workshop purchases was 39% in the current period compared to 41% in the prior year period.  The average workshop purchase during the current period was $5,200 compared to $5,400 during the prior year period.  The decrease was primarily the result of the average sales price and volume of sales at international workshops conducted during the current period compared to the prior year period.  The average workshop purchase outside the U.S. during the current period was $4,700 compared to $5,300 in the prior year period.  The difference in average workshop purchase outside the U.S. was the result of foreign exchange rates in the international markets in which we conducted workshops.  The average workshop purchase in the U.S. during the current period was $5,300 compared to $5,400 during the prior year period.

Commission and other revenue increased to $16,592,000 in the current period compared to $8,923,000 in the prior year period, an increase of 86%.  The increase was primarily attributed to an increase in the workshops conducted and purchases described above and an increase in other recurring and residual revenues from customers and other third parties.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the nine months ended March 31, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP.

	2007	2006
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$107,320	$156,893
Add: Cash product sales during the last three business days of March	2,258	147
Remaining net change in deferred revenue	9,537	(88,616)
Net Dollar Volume of Contracts Written, non-GAAP	$119,115	$68,424

Net Dollar Volume of Contracts Written during the current period increased 74% from the prior year period.  The increase is primarily attributable to the increase in the number of training workshops, the increase in the number of buying units attending the workshops, the increase in percentage of buying units making a purchase at the workshop, and the increase in other recurring and residual revenues from customers and other third parties.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current period increased to $33,534,000 from $21,847,000 during the prior year period, an increase of 53%.  The increase in cost of revenue is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current period.  The increase in cost of revenue attributable to the increase in net dollar volume of contracts written was partially offset by cost-cutting measures at our Internet training workshops and due to the increase in percentage of buying units making a purchase at the workshop.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current period increased to $47,658,000 from $27,760,000 in the prior year period, an increase of 72%.  The increase in selling and marketing expenses is primarily attributable to the increase in Net Dollar Volume of Contracts Written during the current period.  Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, typically at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current period increased to $11,976,000 from $9,931,000 in the prior year period, an increase of 21%.  The increase in general and administrative expenses is primarily attributable to an increase in operations, which contributed to an overall increase in salaries and wages, insurance costs, financial servicing fees, and other expenses.  The increase is also attributable to an increase in stock-based compensation expenses of $590,000, primarily as a result of stock options granted to new board members during the current period.  These increases were partially offset by a decrease in accounting fees of approximately $872,000 as a result of the completion of the restatement of the Company’s financial statements in March 2006.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally have an 18% simple interest rate.  Interest income for the current period was $4,831,000 compared to $2,099,000 in the prior year period, an increase of 130%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.  We anticipate our trade receivables will increase in the future.  Consequently, we expect interest income to increase subsequent to March 31, 2007 as the trade receivables balance increases.

Income Taxes

During the nine months ended March 31, 2007, the Company recorded an income tax benefit of $676,000.  This compares to an income tax benefit of $9,829,000 during the nine months ended March 31, 2006.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

As discussed above, due to the change in business model in December 2005, we determined that it was more likely than not that $11,877,000 of our net deferred income tax assets would be realized.  The benefit recorded upon the removal of the valuation allowance during December 2005 was partially offset by an income tax provision of $332,000, resulting in a net income tax benefit of $11,545,000 during the prior year period.

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the three months ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $7,070,000, resulting in a net income tax benefit of $676,000 during the current period.

We expect we will recognize income tax provisions commensurate with federal, state, and foreign statutory rates in periods subsequent to March 31, 2007.

Liquidity and Capital Resources

Working Capital

As of March 31, 2007, we had working capital of $31,778,000 compared to $19,492,000 as of June 30, 2006.  As of March 31, 2007, we had working capital, excluding deferred revenue, of $61,091,000 compared to $39,556,000 as of June 30, 2006.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  Although we had incurred significant losses for US GAAP financial statement reporting purposes until the three months ended December 31, 2005, we have generated positive cash flows from operating activities since fiscal 2003.  We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2007, we had $38,981,000 of cash and cash equivalents compared to $30,023,000 as of June 30, 2006.  During the nine months ended March 31, 2007 and 2006, we generated positive cash flows from operating activities of $14,023,000 and $17,695,000, respectively.  Net cash provided by operating activities during the nine months ended March 31, 2006 resulted primarily from the sale of trade receivables held for sale in August 2005.

Trade Receivables and Trade Receivables Held for Sale

Current trade receivables, net of allowance for doubtful accounts, totaled $24,282,000 as of March 31, 2007 compared to $13,419,000 as of June 30, 2006.  Long-term trade receivables, net of allowance for doubtful accounts, were $11,239,000 as of March 31, 2007 compared to $7,508,000 as of June 30, 2006.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have the ability to sell our trade receivables for cash if we desire.  In August 2005 we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount.  We also entered into an agreement in August 2005 with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire.  Under the provisions of this agreement, we may sell our domestic trade receivables to the third-party financing company at our net book value less 7% for transaction fees and servicing costs.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables except as circumstances arise or may require.  In the future, we may evaluate agreements with other third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of March 31, 2007 totaled $2,792,000, compared to $2,752,000 as of June 30, 2006. Our accounts payable as of March 31, 2007 were generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs.  As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash.  See “Trade Receivables and Trade Receivables Held for Sale” for further information.

Capital

As of March 31, 2007, total stockholders’ equity was $45,727,000, up 52.5% from the $29,979,000 at June 30, 2006.  In addition to net income of $18,728,000, other significant changes in stockholders’ equity during the first nine months of fiscal year 2007 included the purchase of $4,965,000 of the Company’s common stock, $1,744,000 in expense for options granted, $1,471,000 in common stock issued upon exercise of stock options, and $1,230,000 in declared common stock dividends.

On March 7, 2007 the Company initiated a quarterly cash dividend of $0.10 per common share.  The first quarterly dividend will be paid to stockholders of record as of March 20, 2007 and will be paid on June 29, 2007. The dividend payout ratio, representing dividends per share divided by diluted earnings per share, for the third quarter of fiscal year 2007 was 27.8%.

Common Stock Repurchase

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the nine months ended March 31, 2007, we spent $4,965,000 to repurchase 293,900 shares of the Company’s common stock.

Off Balance Sheet Arrangements

None except for the operating leases disclosed in Note 6 to the consolidated financial statements contained within the Company’s most recently filed Form 10-K and the additional lease described in Note 6 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q.

Impact of Recent Accounting Pronouncements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”  SAB No. 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB No. 108 to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157,  “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

•                  Our expectation that we will recognize income tax provisions commensurate with federal, state and foreign statutory rates for periods after March 31, 2007;

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

•                  Our expectations to pay quarterly cash dividends;

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

•                  Our ability to generate positive cash flows from operating activities or sell receivables;

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

As of March 31, 2007, we have $35,521,000 of trade receivables, net of allowance for doubtful accounts.  These trade receivables typically bear interest at 18% for a term of 24 months.  Fluctuations in interest rates may adversely impact carrying amounts of trade receivables, net of allowance for doubtful accounts.

As of March 31, 2007, we have approximately $4,094,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between calendar 2007 and 2008.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign exchange rates.

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

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation is intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation are expected to be completed during calendar 2007.  Other than the change above, no other changes in iMergent’s internal control over financial reporting occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, iMergent’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The inquiries may include a demand for information, a civil investigative demand, or a subpoena for documents.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices.  No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana.  The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation (the Citation) seeking that the Company registers under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. A two-day administrative proceeding was held commencing on March 27, 2007 before a Division employee empowered by the Division to determine if the Division’s Citation should be sustained.  The Division conceded that the Company does not sell any product in the State of Utah, but nonetheless insisted that it has authority and jurisdiction over transactions occurring outside the State of Utah.  The Division employee makes recommendations to the Division director who will enter a ruling.  The Division has not yet issued a ruling.  The United States District Court for the District of Utah recently entered an order dismissing the Company’s declaratory action seeking a judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The Company has appealed that decision.  In that action in District Court, the Company had claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25, 2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The Company agreed to dismiss the individual damage claim against the Division employee.  It was also agreed that if the parties cannot reach a settlement and there is an adverse ruling by the Division, the Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review, notwithstanding how many years that may take.

On March 19, 2007, the Marion Superior Court in the State of Indiana entered an order confirming a Consent Judgment agreed to between the Company and the State of Indiana.  This stipulated judgment stemmed from a January 13, 2006 action filed against the Company in the Marion Superior Court, Case Number 490070601PL001792.  The complaint alleged that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition sought refunds together with statutory damages. The settlement provided that there is no finding that the Company operates as a seller of business opportunities under Indiana law, and there is no requirement for the Company to register as a seller of business opportunities now or in the future. The Company has agreed to not make certain representations at its workshops (which the Company contends it has not made in the past, and does not currently make). The Company further agreed to cancel six contracts and allow refunds totaling $19,261. In addition, the Company agreed to reimburse the State of Indiana $2,708 in costs and pay $9,815 to the Office of Attorney General Consumer Protection Fund. The order makes clear that there is no admission of any wrongdoing by the Company. The settlement does not limit the Company’s ability to conduct business in the State of Indiana or require any change to the business model or practices of the Company.

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

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference,” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On February 28, 2007, the Attorney General of Florida issued a release relating to what it described as an  “active public-consumer related investigation” indicating that the office was investigating the Company for “alleged deception of would-be entrepreneurs who buy StoresOnline business services (websites, etc.) at promotional seminars.”  The release incorrectly lists the business of the Company as a “business opportunity”. The Company vehemently disputes that it (i) is a business opportunity or (ii) that it has engaged in any deception whatsoever. The Company has received requests for information relating to only fourteen customers over the last three years from the Attorney General of Florida. Nine of those cases have been resolved; the Company is waiting for responses from the Office of the Attorney General on the other five.  The Company has provided information to the Office of the Attorney General to support that its business practices are transparent and comply with all laws and regulations.

An article in the May 5, 2007 edition of Barron's magazine entitled A Web of Broken Promises? alleged that the Chief Executive Officer of the Company “told select individual and institutional investors that the company's fiscal third-quarter earnings will be over 50% higher than the estimate...” The allegations, if true, could be a violation of Regulation FD. The General Counsel of the Company together with outside counsel for the Board of Directors of the Company has undertaken a thorough investigation of that allegation and the actions of the Chief Executive Officer. At this time, the Company can not conclude if a violation of Regulation FD has occurred.

On May 9, 2007, the Company was sent by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State had filed a complaint motion for temporary restraining order, and motion for preliminary injunction against the Company. A hearing was set for May 10, 2007. Other than the notice of hearing no pleadings have been provided to the Company, nor has the Company been served with formal process by the State of North Carolina with either the notice or a complaint. The Company is aware of only one customer who has an unresolved customer complaint in the State of North Carolina. The Company has responded to that customer but has not yet received a response.  The Company insists it has not engaged in unfair business practices or otherwise violated any laws in the State of North Carolina.

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

From time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions, both domestically and internationally, in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales and marketing practices.  The inquiries may include a demand for information, a civil investigative demand, or a subpoena for documents.  The Company has responded and continues to respond to these inquiries, and has generally been successful in addressing the concerns of these persons and entities without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date, the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it has reasons to believe the Company may have engaged in unfair business practices.  No complaint has been filed, and the Company is unaware of any unresolved customer claims in the State of Louisiana.  The Company insists it has not engaged in unfair business practices.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation (the Citation) seeking that the Company registers under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a business opportunity. A two-day administrative proceeding was held commencing on March 27, 2007 before a Division employee empowered by the Division to determine if the Division’s Citation should be sustained.  The Division conceded that the Company does not sell any product in the State of Utah, but nonetheless insisted that it has authority and jurisdiction over transactions occurring outside the State of Utah.  The Division employee makes recommendations to the Division director who will enter a ruling.  The Division has not yet issued a ruling.  The United States District Court for the District of Utah recently entered an order dismissing the Company’s declaratory action seeking a judgment that (1) the Disclosure Act is unconstitutional, or (2) if constitutional, the Disclosure Act does not apply to the Company. The Company has appealed that decision.  In that action in District Court the Company had claimed individual damages against an employee of the Consumer Protection Division based upon allegations of Civil Rights Violations. On January 25, 2007, the Company and the State of Utah entered into an agreement to continue the administrative proceeding and engage in settlement discussions. The Company agreed to dismiss the individual damage claim against the Division employee.  It was also agreed that if the parties cannot reach a settlement and there is an adverse ruling by the Division, the Division agrees to stay the terms of such a ruling until such time as the Company has exhausted all administrative and judicial review, notwithstanding how many years that may take.

On March 19, 2007, the Marion Superior Court in the State of Indiana entered an order confirming a Consent Judgment agreed to between the Company and the State of Indiana.  This stipulated judgment stemmed from a January 13, 2006 action filed against the Company in the Marion Superior Court, Case Number 490070601PL001792.  The complaint alleged that the Company sells a business opportunity and that the Company violated the Indiana Consumer Protection Act. The petition sought refunds together with statutory damages. The settlement provided that there is no finding that the Company operates as a seller of business opportunities under Indiana law, and there is no requirement for the Company to register as a seller of business opportunities now or in the future. The Company has agreed to not make certain representations at its workshops (which the Company contends it has not made in the past, and does not currently make). The Company further agreed to cancel six contracts and allow refunds totaling $19,261. In addition, the Company agreed to reimburse the State of Indiana $2,708 in costs and pay $9,815 to the Office of Attorney General Consumer Protection Fund. The order makes clear that there is no admission of any wrongdoing by the Company. The settlement does not limit the Company’s ability to conduct business in the State of Indiana or require any change to the business model or practices of the Company.

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

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the United States District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and, on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference,” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.  The discovery stay imposed under applicable federal law, which controls the administration of class actions, remains in place. There has been no amended complaint filed to date. In addition to the foregoing, there have been stockholder derivative lawsuits filed in the United States District Court for the District of Utah as well as the State Court in Utah against the Company, certain officers of the Company, and current and former directors of the Company.  The Company has successfully requested delays in filing responses due to the consolidated class action.

On February 28, 2007, the Attorney General of Florida issued a release relating to what it described as an  “active public-consumer related investigation” indicating that the office was investigating the Company for “alleged deception of would-be entrepreneurs who buy StoresOnline business services (websites, etc.) at promotional seminars.”  The release incorrectly lists the business of the Company as a “business opportunity”. The Company vehemently disputes that it (i) is a business opportunity or (ii) that it has engaged in any deception whatsoever. The

Company has received requests for information relating to only fourteen customers over the last three years from the Attorney General of Florida. Nine of those cases have been resolved; the Company is waiting for responses from the Office of the Attorney General on the other five.  The Company has provided information to the Office of the Attorney General to support that its business practices are transparent and comply with all laws and regulations.

An article in the May 5, 2007 edition of Barron's magazine entitled A Web of Broken Promises? alleged that the Chief Executive Officer of the Company “told select individual and institutional investors that the company's fiscal third-quarter earnings will be over 50% higher than the estimate...” The allegations, if true, could be a violation of Regulation FD. The General Counsel of the Company together with outside counsel for the Board of Directors of the Company has undertaken a thorough investigation of that allegation and the actions of the Chief Executive Officer. At this time, the Company can not conclude if a violation of Regulation FD has occurred.

On May 9, 2007, the Company was sent by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State had filed a complaint motion for temporary restraining order, and motion for preliminary injunction against the Company. A hearing was set for May 10, 2007. Other than the notice of hearing no pleadings have been provided to the Company, nor has the Company been served with formal process by the State of North Carolina with either the notice or a complaint. The Company is aware of only one customer who has an unresolved customer complaint in the State of North Carolina. The Company has responded to that customer but has not yet received a response.  The Company insists it has not engaged in unfair business practices or otherwise violated any laws in the State of North Carolina.

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

We collect personal and credit card information from our customers and employees which could be subject to misuse

We maintain credit card and other personal information in our systems. We need to preserve and protect our data and our clients’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. We could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information.

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

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history and (ii) the emerging nature of the markets in which we compete.  Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital should we seek to do so.  Our quarterly results may fluctuate based on the following factors, among others:

•                                          our ability to attract and retain customers

•                                          negative publicity about our industry, workshops, or products

•                                          one-time events that negatively impact attendance and sales at our Preview Training Sessions and Internet training workshops

•                                          seasonal fluctuations in our business

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

As of March 31, 2007, the Company has NOL carryforwards of approximately $31,151,000. Approximately $11,418,000 of the NOL carryforwards is subject to annual limitations under Section 382. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, with the result that two ownership changes, as defined by Section 382, have occurred. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL. Future changes in ownership of more than 50 percent may limit the use of these carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected by this limitation if we cannot receive the full benefit of the NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of April 30, 2007, we had outstanding 12,320,004 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of March 31, 2007, we had outstanding stock options to purchase approximately 970,944 shares of common stock.  In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

If we do not successfully expand our sales teams, we may be unable to substantially increase our sales.

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

Our ability to continue to pay cash dividends may be affected by our operating results and other conditions.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend of $0.10 per common share with a record date of the twentieth day of the last month of each quarter. Although we expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial conditions, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a share repurchase program that authorizes it to purchase shares of its common stock in order to distribute cash to stockholders. The aggregate dollar amount authorized for repurchase is $20 million through September 2009. The following are details of repurchases under this program for the three-month period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchases from January 1, 2007 through January 31, 2007	N/A	N/A	N/A	$18,435,000
Repurchases from February 1, 2007 through February 28, 2007	155,000	$19.03	155,000	$15,485,000
Repurchases from March 1, 2007 through March 31, 2007	25,100	$17.97	25,100	$15,035,000

(a)             All shares were purchased in open-market transactions.  iMergent’s share purchase program was announced on September 5, 2006.  The program allows for the purchase of up to $20,000,000 in shares through September 2009.

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

iMergent, Inc.

May 9, 2007	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

May 9, 2007	By:	/s/ Robert M. Lewis
Robert M. Lewis
Chief Financial Officer