Form 10-K
period 2007-06-30
IMERGENT INC
filed 2007-09-05
CIK 1075736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

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

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2006 (end of the Company’s second fiscal quarter) was approximately $327,200,000.

The number of shares of the registrant’s common stock outstanding at August 31, 2007 was 12,056,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ITEM 1.  BUSINESS

GENERAL

We are an eServices company offering eCommerce technology, training and web-based technologies and resources to small businesses and entrepreneurs.  Our StoresOnline eCommerce software and associated tools help increase the predictability of success for Internet merchants.  Our tools also help our customers decrease the risks associated with eCommerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support.  Our strategic vision is to remain an eCommerce provider focused on our target market.

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

INDUSTRY BACKGROUND

The Internet has transformed the way business is conducted.  To address this more competitive environment, successful companies must market dynamically, compete globally and communicate with a network of consumers and partners.  Introducing a business to the Internet can unleash new opportunities for that business that drive revenue growth, services opportunities, product innovation, and operational efficiencies.  Companies must be able to offer and deliver their services and products through the Internet to capitalize on this potential.

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

We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of eServices companies offering specialized solutions, such as order processing, transaction reporting, help desk, training, consulting, security, website design and hosting.    We believe there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms that offer business-to-consumer eCommerce solutions coupled with support and continuing education.

We believe this market requires a platform of products and services offerings which assist in a coordinated transformation or launch of a business in a way which embraces the opportunities presented by the Internet.  Accordingly, we believe these organizations are increasingly searching for solutions to business-to-consumer eCommerce focused on their requirements.  These requirements include technology, education, creative design, transaction processing, data warehousing/hosting, transaction reporting and help desk support.  Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and customer practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

OUR BUSINESS

Offering Services to Small Businesses and Entrepreneurs

We offer a continuum of services and technology to the small business owner and entrepreneur.  Our services start with a complimentary 90-minute informational “Preview Training Session” for those interested in extending business to the Internet.  These Preview Training Sessions have proven to increase awareness of and excitement for the opportunities presented by the Internet.  At these Preview Training Sessions, our instructors (i) preview the advantages of establishing a website on the Internet, (ii) answer in general terms many of the most common questions new or prospective Internet merchants have, (iii) explain in general terms how to develop an effective internet strategy, and (iv) explain how to transform an existing “brick and mortar” company into a successful eCommerce enabled company.

At the Preview Training Session, the attending small business owner or entrepreneur is presented an opportunity to attend an Internet Training Workshop for a small fee and thereby become a customer of the Company.

Approximately one to two weeks after each Preview Training Session, we return to conduct an intensive eight-hour Internet Training Workshop which delivers Internet eCommerce and website implementation training to a subset of the small business owners and entrepreneurs who attended the Preview Training Session.  At the Internet Training Workshop, attendees learn more of the details, requirements, demands, tips, and techniques needed to extend their business or product to the Internet.  These training workshops provide a plain English explanation of computer/Internet/technical requirements and eCommerce tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

In addition to the training provided at the workshop, our customer is presented an opportunity to purchase a license to use our proprietary StoresOnline software and website development platform and thereby become an Internet merchant.  We offer attendees of our workshops the following integrated package of products and services:

•                                          A license to create from three to as many as six different fully eCommerce enabled websites, with the option to host those websites on the Company’s servers.

•                                          Helpdesk technical support via on-line chat, emails, and telephone, which also includes access to our detailed resource center of Internet marketing information.

•                                          Tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.).

•                                          Merchant accounts for real-time on-line credit card processing.

•                                          Testing and marketing software tools.

•                                          Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.

The license to our StoresOnline software and website development platform permits the customer to create three to six custom websites.  If the customer prefers, for an additional set-up fee, it can use our development team to assist with the design and setup of the website.  Customers can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. The websites hosted by us allow the customers to take advantage of our hosting and support services.

Following the initial license sale, we seek to provide additional technology and services to our customers.  We offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content.  We have partnered with third-party coaching and training companies who offer our customers additional marketing tools for their web businesses combined with an option of a ten-week proactive training program and/or a live two-day advanced training session.  We receive a commission from these training companies when our customers purchase any of their products and services.  For a fee, we allow third parties to market to our customers in our Preview Training Sessions and workshops, and through direct marketing, other products and services which we believe are complementary to our own products and services.  Furthermore, we continue to explore ideas, products and services to enhance ongoing customer training and assistance.

We are seeking to increase both the number of Preview Training Sessions and workshops in the United States and internationally.  Initially, we are making product and services offerings into selected English-speaking countries in the Asia Pacific region, Canada and Europe.    We are continuing to test and grow our international market strategies based on our experiences.  During fiscal 2007 we began testing our product offerings in certain Spanish-speaking markets in the United States and internationally.  As a result of the strong demand for our product offerings in English-speaking markets and as a result of the additional testing required for the Spanish-speaking markets, we ceased testing in the Spanish-speaking markets and redeployed our assets to English-speaking markets.

Seasonality

Our revenues are subject to seasonal fluctuations.  Responses to our marketing for our Preview Training Sessions and workshops appear to be lower during the period from May through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

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

•                                          All designs are customized based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment.

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

•                                          Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.  This product allows businesses to manage all correspondence with customers in one easy-to-use application.

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

We advertise our Preview Training Sessions mostly through direct mail targeted to potential customers meeting established demographic criteria.  The mailing lists we use are obtained from list brokers and the Company’s own database.  The direct mail pieces are sent several weeks prior to the date of the Preview Training Session.

Research and Development

During the years ended June 30, 2007, 2006, and 2005 we invested $1,243,000, $916,000, and $788,000, respectively, in the research and development of our technologies.  Almost all of this investment was for our StoresOnline Pro software platform.  In general, our research and development efforts during fiscal 2007 consisted of the following:

•                                          Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.

•                                          Enhanced research tools, including reverse search tools, and the Search Engine Optimization research tool.

•                                          Integration with a variety of new payment processors including; ECI-PAY2, YourPay, WorldPay, PayPalPro, PayPalPro UK, eLayaway, Eway, Enets SFA, Dynamic International Gateway, Optimal, BuyLine, and Google Checkout.

•                                          Enhancement to StoresOnline Pro including; price sheets, agent integration (BidFrog/ClickSellGo/MyeBiz), Google site map, RSS support, site-branded confirmation emails, referrals for orders, and search engine optimizations on pages and product pages.

In general, our research and development efforts during fiscal 2006 consisted of the following:

•                                          StoresOnline Pro, which included the ability to design the look and feel of the site within the point-and-click environment.

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

Most of these competitors do not yet offer the full range of Internet professional services we believe our target market requires.  These competitors could elect to focus additional resources in our target markets, which could materially adversely affect our business prospects, financial condition and results of operations.  Many of our current and potential competitors have longer operating histories, larger customer bases, and longer relationships with customers and significantly greater financial, technical, marketing and public relations resources than we do.

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

There are relatively low barriers to entry into our business.  Our proprietary technology would not preclude or inhibit competitors from entering our markets.  In particular, we anticipate new entrants will try to develop competing products and services or new forums for conducting eCommerce which could be deemed competitors. In addition, if eCommerce or Internet based enterprises with more resources and name recognition than us were to enter our market, they may redefine our industry and it would be difficult for us to compete with such enterprises.

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

INTELLECTUAL PROPERTY

Our success depends in part on using and protecting our proprietary technology and other intellectual property.  In addition, we must conduct our operations without infringing on the proprietary rights of third parties.  We also rely upon trade secrets and the know-how and expertise of our key employees and independent contractors.  To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements.  Although we believe that we have taken appropriate steps to protect our intellectual property rights, including requiring employees and third parties who are granted access to our intellectual property to enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties.  Others may independently develop or otherwise acquire unpatented technologies or products similar to or superior to ours.

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

EMPLOYEES

As of August 8, 2007, we had 435 employees; 384 full time and 51 part time including 11 executives, 201 in sales, 31 in marketing and event planning, 20 in the development of our eCommerce solutions and IT, 18 in website production, 55 in event reservations, 53 in customer support and 46 in finance, legal and general administration.  We also draw from a pool of more than 80 independent contractors as guest presenters, consultants, trainers, etc.

GOVERNMENTAL REGULATION

We are subject to regulations applicable to businesses generally.  In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices.  We contend that we do not offer our customers a “business opportunity” or a “franchise”, as those terms are defined in applicable statutes of the states in which we operate. In general, with the exception of California, in order to be subject to business opportunity regulations in a state, it is normally required that we make a representation guaranteeing a return in excess of the purchase price and/or provide a marketing plan, both of which we contend we do not do. However, various states have contended that we do sell a business opportunity.  There is no guarantee that we may not be required to register as a seller of a business opportunity in some states in which we do business. The requirement to register may have an adverse impact on our business.  We believe that we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e., to cancel the sale) for workshop purchases.  If we are required to register as a seller of business opportunities there may be rescission requirement in excess of three days.  Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rights.  These rights could reduce our sales if customers who purchase products and services at our workshops elected to exercise those rights.

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

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 11, entitled Segment Information, in our consolidated financial statements.

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

On April 5, 2006, the Federal Trade Commission (FTC), announced proposed rules that, if adopted, could be construed or applied in a way that would negatively impact the manner in which we solicit potential customers and offer our customers our products.  The FTC is currently requesting comments to the proposed rules.  We cannot predict whether the proposed rules will be adopted. The proposed rules, if adopted, may be interpreted or applied in a manner that may limit the manner in which we market our products, which may reduce our revenue and profitability.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities, including actions seeking restraining orders or injunctions, and adverse decisions in these matters could adversely affect our business.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities.  Several states have filed actions seeking injunctions requiring that we register as a business opportunity seller under their particular statutes.  We have also been subject to actions seeking temporary restraining orders demanding registration.  See Part I, Item 3, Legal Proceedings, for a discussion of the pending actions.  In addition, no assurances can be given that there will not be other jurisdictions which bring actions on similar grounds. We contend that we do not sell a business opportunity and have not therefore registered as a seller under the various statutes. We have been limited in our ability to transact business in at least one state as a consequence of a restraining order.  Any additional restraining orders entered against the Company could also have a material negative impact on sales and operations of the Company.  If it is determined in any state that we are required to register as a seller of business opportunities in order to engage in business in that state, the requirement to do so could materially impair us and/or force us to change our business model and consequently may adversely affect our revenue, increase our compliance costs and reduce our profitability.

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

From time to time, we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representation made, customer service, refund policies, and marketing practices.   We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.    See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  While we attempt to resolve these matters on a mutually satisfactory basis , there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.

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

We may be required to reduce our prices in order to compete which could negatively impact our profits.

As competition to our software continues to expand, we may be required to respond to additional competition which could require us to lower prices and engage in price competition.  If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

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

We collect personal and credit card information from our customers and employees which could be subject to misuse.

We maintain credit card and other personal information in our systems. We need to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. We could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information.

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

We may be subject to a claim of a Regulation FD disclosure violation.

In an article which ran in Barron’s on May 5, 2007, it was alleged that Don Danks, the Chief Executive Officer of the Company, engaged in activity which may have caused violations of Regulation FD by providing material non-public information about results for the quarter prior to that information being publicly disseminated. A thorough investigation was undertaken by independent counsel to the Board and the Company’s General Counsel .

The investigation determined that Mr. Danks appears to have violated Regulation FD under the federal securities laws by disclosing material nonpublic information about the Company’s third quarter 2007 earnings to a third party.  The investigation found no evidence that Mr. Danks disclosed this earnings information to anyone else.  We  mitigated any potential misuse of the information contained in the article published on Saturday, May 5, 2007 by releasing our quarterly financial information in a press release and on Form 8-K before the stock market opened on Monday, May 7, 2007.

The independent members of the Company’s Board of Directors have met and considered the results of the investigation.  As a result, the Board of Directors has determined to take certain remedial actions regarding Mr. Danks and impose certain requirements on him, including requiring him to attend compliance training, restricting his communications with outside securities professionals and requiring him to disclose to the General Counsel on a monthly basis the identity of any securities professionals or investors with whom he has discussed the Company.  The Board of Directors has also accepted Mr. Danks’ resignation as the Chairman of the Board of the Company, and appointed Todd Goergen as Non Executive Chairman of the Board of the Company.  The Board of Directors has also determined not to grant a salary increase to Mr. Danks that was under consideration and not to award him any compensation increases for at least the remainder of calendar year 2007.

We are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web pages.

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is hosted remotely on our servers in Orem Utah, and as such cannot be selectively defective, but the continual claims of defective software could have a negative effect on our ability to sell licenses. We have also been subject to various claims that our software is hard to use. We contend that our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the World Wide Web, may have a substantial negative impact on our ability to transact business. The claims that a substantial number of our customers do not activate their web sites may impact the manner in which we conduct our seminars and may have a negative impact on our operations.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history and (ii) the emerging nature of the markets in which we compete.  Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so.  Our quarterly results may fluctuate based on, but not limited to, the following factors:

•                                          our ability to attract and retain customers;

•                                          negative publicity about our industry, workshops, or products;

•                                          one-time events that negatively impact attendance and sales at our Preview Training Sessions and Internet Training Workshops;

•                                          seasonal fluctuations in our business;

•                                          number of workshops in a given period;

•                                          intense competition;

•                                          changes in pricing policies;

•                                          regulatory actions and legal proceedings;

•                                          Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

•                                          our ability to timely and effectively upgrade and develop our systems and infrastructure;

•                                          changes to our business model resulting from regulatory requirements;

•                                          our ability to control our costs;

•                                          our ability to attract, train and retain skilled management, as well as strategic, technical and creative professionals;

•                                          technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally;

•                                          the availability of working capital and the amount and timing of costs relating to our expansion; and

•                                          general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

Adverse publicity could reduce customer interest in our workshops and harm our financial results.

We have received adverse publicity concerning our business, and may, in the future, receive additional adverse publicity concerning our business.  Adverse publicity concerning our business, including our Internet Training Workshops, products, services, management or legal proceedings could reduce the response rates to our advertisements, reduce attendance and purchase rates at our workshops and third-party sales to our customers, and thereby adversely affect our revenues.  We do not always know when adverse publicity may occur and cannot accurately predict its impact on our business and results of operations.

We may need to monetize a substantial portion of the customer receivables generated by our workshop business. If we are unable to do so we may be required to raise additional working capital.

We offer our customers a choice of payment options at our Internet Training Workshops, including an installment payment plan. These installment contracts are either sold to one of several third-party finance companies, with or without recourse, or are retained by us and the collection activity is serviced by a third party. Thereafter, we sometimes seek to sell the serviced contracts to the servicer or other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business, and a recurrence of these difficulties would likely require us to raise additional working capital to allow us to service these assets on our own. Since May 2004, we have not sold installment contracts with any recourse provisions.

Our ability to use our net operating loss carryforwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of June 30, 2007, the Company had net operating loss (NOL) carryforwards of approximately $19,363,000.  None of the NOL carryforwards is subject to annual limitations under Section 382, which imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”.  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $127,000. Any limited amounts may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Based on a valuation of our Company as of April 3, 2002, we have approximately $15,000,000 of recognized built-in gains. Additionally, based on a valuation completed during the quarter ended March 31, 2004, we determined that the earlier ownership change resulted in built-in gains that allow us to utilize our entire NOL.  The Internal Revenue Service could disagree with these valuations which could limit the use of these NOL carryforwards. Future changes in ownership of more than 50% may also limit the use of these NOL carryforwards. Our earnings, if any, and cash resources will be materially and adversely affected if we cannot receive the full benefit of the NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our president, Brandon Lewis, Chief Executive Officer, Donald Danks, Chief Financial Officer, Robert Lewis, and Chief Technical Officer, David Rosenvall, as well as certain speakers at our Preview Training Sessions and Internet Training Workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel in all areas if we are to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations internationally. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

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

We rely on frequent presentations of our Preview Training Sessions and Internet Training Workshops by a limited number of persons in various cities and these persons generally travel by air. In addition, these Preview Training Sessions and Internet Training Workshops involve large groups of persons in upscale and sometimes marquee hotel facilities. Our business would be materially and adversely affected by air travel becoming less available due to significant cutbacks in the frequency of service or significant increases in processing times at airports due to security or other factors or by air travel becoming unavailable due to governmental or other action as was the case during a brief period in September 2001. In addition, our business would be materially and adversely affected if our potential customers were to become fearful of attending large public meetings in large hotels.

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

Many of our direct competitors have announced their intention to offer a range of Internet products and services comparable to those offered by us.  These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us.  Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, longer relationships with customers and significantly greater financial, technical, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

Our expansion into international markets and development of country-specific eCommerce products and services may be difficult or unprofitable.

We are continuing to expand our operations into selected international markets. There are difficulties inherent in doing business in international markets such as:

•                     cultural, language and other differences between the markets with which we are familiar and these international markets that could result in lower than anticipated attendance at our Preview Training Sessions and Internet Training Workshops and/or lower than anticipated sales;

•                     banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites;

•                     unproven markets for our services and products;

•                     unexpected changes in regulatory requirements;

•                     terrorism, war and international conflict;

•                     potentially adverse tax environment;

•                     export restrictions and tariffs and other trade barriers;

•                     burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to sales and marketing practices, intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet;

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

From time to time, parties may assert patent infringement claims against us in the form of letters, lawsuits and other forms of communication. Third parties may also assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. If there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 31, 2007, we had outstanding 12,056,619 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of June 30, 2007, we had outstanding stock options to purchase 805,806 shares of common stock.  In addition, in the event future financings should be in the form of, convertible into, or exchangeable for our equity securities, investors may experience additional dilution.

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

Further, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. Such terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to effect a change in control, thereby preserving the current stockholders’ control.

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

Our stock price and operations may be affected by potential stock manipulation.

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

In March 2007, the Board of Directors of the Company authorized the initiation of a quarterly cash dividend of $0.10 per common share with a record date of the twentieth day of the last month of each quarter. Although we expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial conditions, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements, but reviews may be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in a material liability to us and have a material adverse impact on the trading price of our common stock.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.       PROPERTIES

We lease office and training facilities totaling approximately 43,000 square feet from unaffiliated third parties.  Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097.  The lease for our principal office terminates on September 30, 2009 and the lease for our training facility terminates on October 31, 2011.  The annual rent for all of our office space and training facilities will be approximately $732,000 for the fiscal year ending June 30, 2008.  We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate.  We also rent, on a daily basis, hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet Training Workshops.  We are under no long-term obligations to such.

ITEM 3.       LEGAL PROCEEDINGS

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

On March 21, 2005 and subsequent dates, we met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General (A.G.). The Ventura County D.A. discussed an investigation by that office into whether we were in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the “SAMP ACT”).  On September 1, 2006, the parties agreed to a stipulation which provides that the Company pay a total settlement $550,000. The settlement amount included a payment of $200,000 jointly to the State of California and Ventura County for an award of costs, attorney and statutory fees and $350,000 to make refunds to certain California customers who filed claims.  The Company also agreed to take certain actions intended to clarify the business practices of the Company.  At the time of the settlement the Company, in its workshop presentation, provided information to purchasers on how they could enter into “joint ventures” with retailers and sell such products on their web sites. The D.A. and the A.G. contended the description of the “joint venture” constitutes a violation of the SAMP ACT. The Company agreed to take certain actions intended to clarify the business practices of the Company.  The Company made an oral representation to the D.A. that the Company would no longer discuss “joint ventures” as part of the workshop presentation.  The settlement, after that concession, did not require that the Company register as a seller of business opportunities..  The Company made clear to the D.A. that it did not believe it was a seller of a SAMP and had no obligation to, nor did it intend to, so register.

On July 25, 2007, the Ventura County District Attorney notified the Company that the State of California and the Ventura County District Attorney (collectively, the "State") filed a complaint, motion for temporary restraining order (“TRO”), and motion for preliminary injunction against the Company. The action was entitled, The People of the State of California, Plaintiff, v Imergent Inc. and StoresOnline Inc., Defendants, and was filed in the Superior Court of California, County of Ventura (the “Court”). The complaint seeks an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act ("SAMP Act"), the Unfair Competition Law, and the Business and Professional Code.  The action also alleged that the Company failed to abide by the terms of a previous settlement agreement entered into with the State of California on September 1, 2006.

The Company, at the TRO hearing, filed a response and raised numerous defenses including, but not limited to, (i) the State's lawsuit did not allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is unconstitutionally vague and unenforceable, (iv) the Company is in material compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the previous settlement with the Company in 2006, and (vi) the State has not provided any evidence of potential irreparable harm. On August 6, 2007, the Court issued a ruling on the TRO and agreed to enter an order which requires the Company to register under the SAMP Act.  The Company filed a notice of appeal relative to the TRO on August 10, 2007.  The Company also filed a motion to stay the effect of the TRO as a consequence of the appeal.  On August 14, 2007, the Court entered an order, without explanation, denying the request for stay.  The Company then filed an emergency supersedeas writ with the California Court of Appeals seeking a stay of the TRO.

On August 30, 2007, the Court entered a preliminary injunction against the Company and required the Company to register under the SAMP Act in order to engage in certain sales in the State until the case is resolved. No trial has been set regarding the permanent injunction. The Company intends to appeal the preliminary injunction order with the California Court of Appeals for the reasons stated above. The Company also intends to file a supersedeas writ with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction pending the outcome of the appeal.

The Company intends to aggressively prosecute its appeal as well as defend the action.

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

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a Business Opportunity. A two-day administrative proceeding was held which commenced on March 27, 2007 before a Division employee empowered by the Division to determine if the Division’s Citation should be sustained.  The Division conceded that the Company does not sell any product in the State of Utah, but nonetheless insisted that it has authority and jurisdiction over transactions occurring outside the State of Utah. On May 25, 2007, the Division entered an Order of Adjudication (“Order”). The Order was based upon proposed finding of facts and conclusions of law found by the Division employee.  The Order found that iMergent, sells an assisted marketing plan (“Business Opportunity”) which is commenced in the State without filing the required information with the Division. The Order makes clear that pursuant to the terms of the agreement between the parties the Order is stayed and not effective until exhaustion of all administrative proceedings and all judicial reviews of the Order. The Company contends that it is not a seller of Business Opportunities, and further that it is not subject to regulation by the Division as the Company does not hold seminars in the State of Utah.  At the hearing, the Division did not contest the fact that the Company does not sell its software in the State of Utah. The Company disputes that the finding of so called “commencing” a sale provides any authority whatsoever for the action undertaken by the Division. The Company further contends that the action by the Division is improper since on November 15, 2003, the Company agreed with the Division that the Company was not required to register as a seller of Business Opportunities. At the hearing, the Division did not contest that there was a prior consent order between the parties. The Company filed notice of its intent to seek review of and/or appeal the Order within the Division.  Such review and/or appeal will be to another Division employee. The Company does not expect the appeal within the division to be successful, but the filing of the appeal within the Division is a prerequisite to filing an action in the Utah District Court, at which time the Company will be entitled to a new trial on all issues before a judge who will be able to rule on the facts and law.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, “The People of the State of Illinois vs. Stores Online, Inc. and Galaxy Malls, Inc.” The action alleged that the Company engaged in consumer fraud. The petition seeks refunds together with unspecified statutory damages.  The Company contends that it has not violated the Illinois Consumer Fraud Act, or otherwise engaged in fraudulent or deceptive practices. Discovery and preliminary motions are pending in the case.

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

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for temporary restraining order, and motion for preliminary injunction against the Company.  The action is entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court.  The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleges unfair and deceptive trade practices.  The actual motion was served on the Registered Agent for the Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007. The Company could not timely provide witnesses and evidence to support its position that the Company is not required to register as a business opportunity seller and is not engaged in improper sales practices.  The Company voluntarily canceled its workshops in North Carolina which were scheduled for May 11, 2007 and May 12, 2007.  The Company also agreed to a consent order with the State of North Carolina. The Order includes a recitation that the Company sly denied the allegations raised by the State of North Carolina  The Order also requires that (i) the Company not market or sell in North Carolina until such time as the Company complies with North Carolina statutes (the Company contends that it is currently not, nor has it ever been, in violation of North Carolina statutes), (ii) the Company issue refunds to North Carolina purchasers filing claims through August 15, 2007, (iii) after August 15, 2007, the Company issue refunds to any North Carolina purchaser who files a valid refund request as determined jointly by the Company and the Office of the Attorney General of North Carolina  , (iv) the Company pay $10,000 in attorney fees, and (v) the Company pay $15,000 to the State of North Carolina to be used for the purpose of consumer education, enforcement, or other consumer protection purposes.  The Company has successfully removed the case to the jurisdiction of the North Carolina Business Court.

On June 26, 2007, the State of Florida filed an action entitled State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665.   The complaint alleges violations of the deceptive and unfair trade practices act and seeks to require the Company to register as a seller of business opportunities.  The complaint does not name any allegedly aggrieved purchasers or any parties who may have allegedly been defrauded.   Before the action was filed, the Company had received requests for information relating to only 14 customers over the last three years from the Attorney General of Florida. Nine of those cases had been resolved at that time and the Company was waiting for responses from the Office of the Attorney General on the other five. Before the action was filed, the Company met with the Office of the Attorney General, which stated that it would expect the Company to review the outstanding complaints and resolve those in order to resolve the investigation.  The Company, to the best of its knowledge, has resolved all outstanding complaints in the State of Florida and is currently unaware of any unresolved complaints which the Office of the Attorney General may have.  Prior to the Office of the Attorney General filing this action, the Company had confirmed to the Office of the Attorney General the satisfactory resolution of all customer complaints.  The Company disputes the allegations raised in the action. The Company further disputes that it has any requirement to register as a seller of business opportunities.

In addition to the foregoing proceedings, from time to time, we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.   We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date we have been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.

We also are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock began trading on the American Stock Exchange on August 16, 2004 under the symbol “IIG.”  The following table sets forth the range of high and low bid prices as reported on the American Stock Exchange for the periods indicated.

	High	Low

Fiscal 2007
Fourth Quarter	$28.25	$19.25
Third Quarter	29.89	17.14
Second Quarter	32.10	13.51
First Quarter	16.30	12.04
Fiscal 2006
Fourth Quarter	$16.50	$11.06
Third Quarter	11.88	4.51
Second Quarter	7.74	2.87
First Quarter	12.00	5.13

SECURITY HOLDERS

There were 368 holders of record of our shares of common stock as of August 31, 2007.

DIVIDENDS

On March 7, 2007, we initiated a quarterly cash dividend of $0.10 per common share.  Dividends for the third and fourth quarter of fiscal year 2007 were declared to stockholders of record as of March 20, 2007 and June 20, 2007, and were paid on June 29, 2007.   Although we expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial condition, cash requirements, as well as other factors.

RECENT SALES OF UNREGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The Company has a share repurchase program that authorizes the Company  to purchase shares of its common stock. The aggregate dollar amount authorized for repurchase is $20 million through September 2009. The following are details of repurchases under this program for the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	N/A	N/A	N/A	$15,034,000
May 1, 2007 through May 31, 2007	58,998	$23.14	58,998	$13,669,000
June 1, 2007 through June 30, 2007	301,500	$24.59	301,500	$6,255,000
Total	360,498	$24.35	360,498	$6,255,000

(a)           All shares were purchased in open-market transactions.  iMergent’s share purchase program was announced on September 5, 2006 and increased on September 4, 2007.  The program allows for the purchase of up to $20,000,000 in shares through September 2009.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K.  The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2007, and the consolidated balance sheet data as of June 30, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.  The consolidated statement of operations data for the years ended June 30, 2004 and 2003 and the consolidated balance sheet data as of June 30, 2005, and 2004 are derived from audited consolidated financial statements not included in this Form 10-K.  The consolidated balance sheet data as of June 30, 2003 is derived from unaudited consolidated financial statements not included in this Form 10-K.  Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data(1)

Revenue	$151,617	$185,089	$39,075	$20,209	$12,259

Net income (loss)	$24,001	$110,622	$(29,517)	$(25,446)	$(15,630)

Net income (loss) per common share:
Basic:	$1.94	$9.09	$(2.49)	$(2.25)	$(1.42)
Diluted:	$1.87	$8.76	$(2.49)	$(2.25)	$(1.42)

Weighted average common shares outstanding:
Basic:	12,344	12,164	11,835	11,330	11,019

Diluted:	12,830	12,625	11,835	11,330	11,019

	As of June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:(1)

Cash and cash equivalents	$36,859	$30,023	$10,691	$4,957	$2,306
Working capital (deficit)	35,755	19,492	(6,212)	(12,793)	2,484
Total assets	96,710	66,012	38,927	26,602	12,823
Deferred revenue	42,455	28,757	114,050	68,990	36,077
Debt and collateralized borrowings	—	—	763	5,847	4,335
Capital lease obligations	—	91	170	257	26
Stockholders’ equity (deficit)	44,408	29,979	(83,603)	(55,568)	(30,864)

(1)   In December 2005, the Company changed its business model to: (1) limit certain "free" services to a period of one year for all customers who purchased the StoresOnline software prior to December 20, 2005, and (2) begin charging customers for those services as part of customer support. This change in business model resulted in the recognition of previously deferred product and other revenue of $108 million in December 2005, which would have been recognized in future periods had the change in business model not occurred. Subsequent to the change in business model in December 2005, cash sales of the StoresOnline Software (“SOS”) licenses and other products are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.  Fees for SOS licenses sold under extended payment term arrangements (“EPTAs”) are recognized as revenue as cash payments are received from the customer and not at the time of sale.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” and elsewhere in this report.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware.  iMergent is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s eServices offerings leverage industry and customer practices and are designed to help increase the predictability of success for Internet merchants.  The Company’s services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support.  The Company’s strategic vision is to remain an eCommerce provider focused on its target market.  During the years ended June 30, 2005 (fiscal 2005) and June 30, 2004, we expanded our sales and marketing efforts into international, English-speaking markets, including Canada, the UK, Australia, New Zealand, Singapore, and Malaysia.  During fiscal 2007 we began testing our product offerings in certain Spanish-speaking markets in the United States and internationally.  As a result of the strong demand for our product offerings in English-speaking markets and as a result of the additional testing required for the Spanish-speaking markets, we ceased testing in the Spanish-speaking markets and redeployed our assets to English-speaking markets.

We have experienced significant growth in the operations of our business during the past several years.  Although we had incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past five years.  The following discussion further expands on these trends.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by U.S. generally accepted accounting principles (US GAAP) and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our business during the first and second fiscal quarters tended to be lower than revenues in our third and fourth fiscal quarters. We believe this to be attributable to summer vacations and the Thanksgiving and December holiday seasons that occur during our first and second fiscal quarters.  During the quarter ended December 31, 2004, we attempted to offset this seasonality trend by conducting multiple workshops in international markets that were originally scheduled to occur during the quarter ended March 31, 2005.  Due to the success we experienced during the quarter ended December 31, 2004, we conducted similar workshops during the fiscal second quarter of each succeeding year.  We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

Developments Impacting Results of Operations and Cash Flows

In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount.  We also entered into an agreement with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire.  We have not sold any trade receivables since December 2005.

In September 2006, the Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  During the year ended June 30, 2007, the Company repurchased 654,398 shares of common stock for $13,745,000.

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share.  Through June 30, 2007, $2,442,000 of dividends have been declared and paid to common stockholders.

Change in Business Model

In December 2005, we changed our business model to require new customers to pay separately for customer support and access services on either a monthly or annual basis.  Customers who purchased StoresOnline software prior to December 20, 2005 were limited to one year of “free” access service.  The effects of these changes in our business model, including the recognition of $117,500,000 of previously deferred product and other revenue, are further described in our revenue recognition policies under “Critical Accounting Policies and Estimates” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements.  We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Revenue Recognition Prior to Change of Business Model in December 2005

Product and Other Revenue

On October 1, 2000, the Company began selling licenses to customers to use the Company’s StoresOnline software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet Training Workshops, they receive a license, a password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

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

The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), requires that all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (i) sufficient VSOE of fair value exists for each product and service in the arrangement or (ii) all elements of the arrangement have been delivered.  However, SOP 97-2 does provide for an exception if the only undelivered elements are services that do not involve significant production, modification, or customization of software.  In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed.  The Company has determined the access service period to be five years.

Therefore, prior to the Company’s change in business model in December 2005 discussed below, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops were deferred and recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to extended payment term arrangement (EPTA) contracts are deferred and recognized as revenue during the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

Impact on Revenue Recognition Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support.  The Company’s general counsel reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company had the legal right to limit the “free” access service to one year for all existing customers at that time and that such position would be upheld by a court of law.  In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

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

Cash sales of SOS licenses and other products are now recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

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

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs in the management of phone menus, voicemail, email, and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

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

Allowance for Doubtful Accounts

The Company offers to its customers the option to finance, through EPTAs, purchases made at the Internet Training Workshops.  The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized.  A valuation allowance was recorded in fiscal 2006 due to the uncertainty of the realization of the assets based upon a number of factors, including a change in the Company’s business model and projections of future taxable income when taking into consideration limitations on the utilization of its NOL carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382).  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year testing period. Since the Company’s formation, it has experienced two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change was subject to an annual limitation under Section 382.  Any unused annual limitation amounts can be carried over to later years until fully utilized.  During fiscal 2007, due to the Company’s utilization of its NOL carryforwards subject to Section 382, increased taxable earnings projections, and discrete event developments in the resolution of certain contingencies during the year, the Company determined it was more likely than not that its remaining deferred income tax assets would be realized and the valuation allowance was removed.

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

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006

Revenue

Our fiscal year ends on June 30.  Revenues for the fiscal year ended June 30, 2007 (“fiscal 2007”) decreased to $151,617,000 from $185,089,000 for the fiscal year ended June 30, 2006 (“fiscal 2006”), a decrease of 18%.  Product and other revenue decreased to $125,552,000 in fiscal 2007 from $171,763,000 in fiscal 2006, a decrease of 27%.  The decrease in product and other revenue is attributable to the decrease in the amounts recognized as revenue which were previously deferred in accordance with SOP 97-2.  The change in our business model in December 2005 resulted in the recognition of revenue of approximately $108,000,000 during December 2005, which would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the years ended June 30:

	2007	2006
	(in thousands)

Deferred revenue, beginning of year	$28,757	$114,050

Add: Cash product sales during the last three business days of the current period	804	54
Less: Cash product sales during the last three business days of the previous period	(54)	(274)
Remaining net change in deferred revenue	12,948	(85,073)

Deferred revenue, end of year	$42,455	$28,757

The decrease in revenue as a result of the change in business model in December 2005 was offset by the following contributing factors:  (i) the number of Internet training workshops conducted during fiscal 2007 increased to 1,193 (including 264 that were held outside the United States) compared to 812 (including 141 that were held outside the United States) during fiscal 2006;  (ii) the average number of “buying units” in attendance at our workshops during fiscal 2007 was 95 compared to 91 during fiscal 2006.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 28% of the buying units made a purchase at the workshops during fiscal 2007 compared to 26% during fiscal 2006.  The increase in percentage of buying units making a purchase was the result of the Company’s efforts to better qualify persons attending the internet training workshops through improved disclosure at our “Preview” events;  (iii) purchases under EPTAs as a percentage of total workshop purchases decreased to 40% in fiscal 2007 compared to 42% in fiscal 2006; and  (iv) the average workshop purchase decreased during fiscal 2007 to approximately $5,200 compared to approximately $5,300 during fiscal 2006.  The decrease was primarily the result of the Company’s efforts to limit the number of products that less qualified buyers can purchase.

Commission and other revenue increased to $26,065,000 in fiscal 2007 compared to $13,326,000 in fiscal 2006, an increase of 96%.  The increase was primarily attributed to an increase in the workshops conducted and purchases described above and an increase in other recurring and residual revenues from customers and other third-parties.

Net Dollar Volume of Contracts Written

In accordance with US GAAP, until the change in our business model in late December 2005, the Company recognized product and other revenue ratably over a period of five years and not at the time contracts were written.  Effective December 2005, the Company began recognizing product and other revenue after the expiration of the three-day cancellation period for contracts written for which cash payments were received.  For products purchased by customers under extended payment term arrangements (EPTAs), the Company continues to defer and recognize revenue as cash payments are received from customers, typically over two years.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the years ended June 30, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2007	2006
	(in thousands)

Total revenue recognized in financial statements in accordance with US GAAP	$151,617	$185,089

Add: Cash product sales during the last three business days of the current period	804	54

Less: Cash product sales during the last three business days of the previous period	(54)	(274)

Remaining net change in deferred revenue	12,948	(85,073)

Net Dollar Volume of Contracts Written, non-GAAP	$165,315	$99,796

Net dollar volume of contracts written during fiscal 2007 increased 66% from fiscal 2006.  The increase is primarily attributable to the increase in the number of training workshops, the increase in percentage of buying units making a purchase at the workshops, and the increase in other recurring and residual revenues from customers and other third parties.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold.  Cost of revenue for fiscal 2007 increased to $46,997,000 from $31,141,000 in fiscal 2006, an increase of 51%.  The increase in cost of revenue is primarily attributable to the increase in revenue and Net Dollar Volume of Contracts Written during the year.  Cost of revenue was positively impacted by the increase in commissions and other revenue which do not have direct costs associated with them.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for fiscal 2007 increased to $66,744,000 from $40,535,000 in fiscal 2006, an increase of 65%.  The increase in selling and marketing expenses is primarily attributable to the increase in net contracts written during fiscal 2007.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in fiscal 2007 increased to $17,203,000 from $13,231,000 in fiscal 2006, an increase of 30%.  The increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages, financial servicing fees, depreciation, and other expenses.

The increase in general and administrative expenses during fiscal 2007 is also attributable to an increase in the recognition of stock option compensation expense of $759,000 associated with options granted to employees and new directors in fiscal 2007.  These increases were partially offset by a decrease in auditing and other professional fees of $847,000 as a result of the completion of the restatement of the Company’s financial statements in March 2006.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate.  Interest income for fiscal 2007 was $7,079,000 compared to $3,227,000 in fiscal 2006, an increase of 119%.  The increase is attributable to the increase in trade receivables retained by us since the sale of our domestic trade receivables in August 2005.

Income Taxes

During fiscal 2007, we recorded an income tax provision of $2,686,000.  This compares to an income tax benefit of $8,328,000 during fiscal 2006.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

As discussed above, due to the change in business model in December 2005, we determined that it was more likely than not that $11,877,000 of our net deferred income tax assets would be realized.  The benefit recorded upon the removal of the valuation allowance during December 2005 was partially offset by an income tax provision of $3,549,000, resulting in a net income tax benefit of $8,328,000 during fiscal 2006.

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the three months ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was offset by an income tax provision of $10,432,000, resulting in a net income tax provision of $2,686,000 during fiscal 2007.

We expect we will recognize income tax provisions commensurate with federal, state, and foreign statutory rates in periods subsequent to June 30, 2007.

Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005

Revenue

Revenues for fiscal 2006 increased to $185,089,000 from $39,075,000 for the fiscal year ended June 30, 2005 (“fiscal 2005”), an increase of 374%.  Product and other revenue increased to $171,763,000 in fiscal 2006 from $24,895,000 in fiscal 2005, an increase of 590%.  The increase in product and other revenue is attributable to the increase in the amounts recognized as revenue which were previously deferred in accordance with SOP 97-2.  The change in our business model in December 2005 resulted in the recognition of revenue of approximately $108,000,000 during December 2005, which would have been recognized in future periods had the change in business model not occurred.  The following table summarizes the activity within deferred revenue for the years ended June 30:

	2006	2005
	(in thousands)

Deferred revenue, beginning of year	$114,050	$68,990

Add: Cash product sales during the last three business days of the current period	54	274

Less: Cash product sales during the last three business days of the previous period	(274)	—

Remaining net change in deferred revenue	(85,073)	44,786

Deferred revenue, end of year	$28,757	$114,050

The increase in revenues from fiscal 2006 compared to fiscal 2005 is also attributable to the following factors. The number of Internet Training Workshops conducted during fiscal 2006 increased to 812 (including 141 that were held outside the United States) compared to 740 (including 189 that were held outside the United States) during fiscal 2005.  The average number of buying units in attendance at our workshops during fiscal 2006 was 91 compared to 87 during fiscal 2005.  Approximately 26% of the buying units made a purchase at the workshops during fiscal 2006 compared to 31% during fiscal 2005.  The decrease in percentage of buying units making a purchase was primarily the result of the Company’s efforts to reduce the number of purchases under EPTAs to less qualified buyers.  Purchases under EPTAs as a percentage of total workshop purchases decreased to 42% in fiscal 2006 compared to 52% in fiscal 2005.  The average workshop purchase increased during fiscal 2006 to approximately $5,300 compared to approximately $5,000 during fiscal 2005.  The increase in average workshop purchase was attributable to a price increase as a result of the launch of StoresOnline Pro in January 2006 and the introduction of additional products being sold during our workshops throughout fiscal 2006.  The increase was partially offset by the Company’s efforts to limit the number of products that less qualified buyers can purchase.

Commission and other revenue decreased to $13,326,000 in fiscal 2006 compared to $14,180,000 in fiscal 2005, a decrease of 6%.  The decrease was primarily attributable to the fewer international sales compared to fiscal 2005.  International customers have historically tended to make more and larger volume purchases from these third-party vendors than our customers in the United States.

Net Dollar Volume of Contracts Written

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

	2006	2005
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$185,089	$39,075

Add: Cash product sales during the last three business days of the current period	54	274

Less: Cash product sales during the last three business days of the previous period	(274)	—
Remaining net change in deferred revenue	(85,073)	44,786

Net Dollar Volume of Contracts Written	$99,796	$84,135

Net Dollar Volume of Contracts Written during fiscal 2006 increased 19% from fiscal 2005.  The increase is primarily attributable to the increase in number of training workshops, the increase in average workshop purchase, and the increase in the average number of buying units attending the workshops offset, in part, by the decrease in the percentage of buying units making purchases.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold.  Cost of revenue for fiscal 2006 increased to $31,141,000 from $29,276,000 for fiscal 2005, an increase of 6%.  The increase in cost of revenue is primarily attributable to the increase in Net Dollar Volume of Contracts Written.  Cost of revenue was positively impacted by initiatives to reduce certain costs at our workshop events during fiscal 2006.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for fiscal 2006 increased to $40,535,000 from $31,750,000 in fiscal 2005, an increase of 28%.  The increase in selling and marketing expenses is primarily attributable to the increase in Net Dollar Volume of Contracts Written during fiscal 2006.  Additionally, selling and marketing expenses were higher during fiscal 2006 when compared to fiscal 2005 as a result of new marketing tests conducted during the first half of fiscal 2006.  Furthermore, response rates to our selling and marketing activities were adversely affected during the first half of 2006 as a result of negative media reports against the Company.  Increases in postage on the Company’s direct mail materials also caused an increase in advertising expense.  Selling and marketing expense was also negatively impacted by increased travel costs associated with higher fuel prices.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in fiscal 2006 increased to $13,231,000 from $9,884,000 in fiscal 2005, an increase of 34%.  The increase in general and administrative expenses during fiscal 2006 is primarily attributable to an increase in legal fees of $1,036,000 associated with various legal actions, an increase in accounting and auditing fees of $987,000 resulting from the change in independent registered public accounting firm and restatement of previously issued financial statements, and the recognition of stock option compensation expense of $859,000 associated with the application of SFAS No. 123(R) in fiscal 2006.  The balance of the increase in general and administrative expenses is the result of the general increase in operations which contributed to an overall increase in salaries and wages, insurance costs, and other expenses of $1,179,000.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate.  Interest income for fiscal 2006 was $3,227,000 compared to $3,773,000 in fiscal 2005, a decrease of 14%.  The decrease is attributable to the decrease in trade receivables retained by us due to the sale of our domestic trade receivables in August 2005.

Income Tax Provision

As of June 30, 2006, we recorded a partial valuation allowance against our deferred income tax assets.  Due to the change in business model in December 2005 described above, we determined that $11,877,000 of our net deferred income tax assets would more likely than not be realized as of December 31, 2005.  Consequently, the corresponding valuation allowance was removed.  For the year ended June 30, 2006, we recognized an income tax benefit of $8,328,000 mainly due to the removal of a portion of the valuation allowance.  Because of these changes in December 2005, we have recognized income tax expense commensurate with federal, state, and foreign statutory rates in periods subsequent to December 2005.  As of June 30, 2006, we recorded a valuation allowance against $7,746,000 of our net deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had working capital of $35,755,000 compared to working capital of $19,492,000 as of June 30, 2006.  As of June 30, 2007, we had working capital, excluding deferred revenue, of $66,053,000 compared to $39,556,000 as of June 30, 2006.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue a factor that impacts our liquidity or future cash requirements.  Although we had incurred losses since our inception through December 2005 for US GAAP purposes, we have generated positive cash flows from operating activities since fiscal 2003.  We believe that our current cash and cash equivalents and expected cash flows from operations will be sufficient for our capital requirements for the foreseeable future.

Cash and Cash Equivalents

As of June 30, 2007, we had $36,859,000 of cash and cash equivalents compared to $30,023,000 as of June 30, 2006.  During fiscal 2007, 2006 and 2005, we generated positive cash flows from operating activities of $22,554,000, $18,883,000, and $6,914,000, respectively.

Trade Receivables

Trade receivables and long-term trade receivables net of allowance for doubtful accounts totaled $38,910,000 as of June 30, 2007, compared to $20,927,000 as of June 30, 2006.  The increase is attributable to the increase in Net Dollar Volume of Contracts Written and due to the fact that we have retained our trade receivables since the sale of our domestic trade receivables in August 2005.  Long-term trade receivables, net of allowance for doubtful accounts, were $12,096,000 as of June 30, 2007 compared to $7,508,000 as of June 30, 2006.  We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

In August 2005, we sold, without recourse, our receivables held for sale of $14,006,000 for the net carrying amount.  Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of our trade receivables to third-party financial institutions for cash.  Beginning in May 2004, we stopped selling trade receivables with recourse rights.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.  In the future, we may evaluate agreements with third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of June 30, 2007 totaled $3,174,000, compared to $2,752,000 as of June 30, 2006. The aging of accounts payable as of June 30, 2007 and 2006 was generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet Training Workshops in the form of cash, credit card, or EPTAs.  As part of our cash flow management and in order to generate liquidity, we have historically sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash.  See “Liquidity and Capital Resources — Trade Receivables,” for further information.

Capital Requirements — Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2007:

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and there after
	(in thousands)

Operating leases (2)	$2,884	$732	$1,173	$625	$354

Total contractual cash obligations	$2,884	$732	$1,173	$625	$354

(1)          Payments are included in the period in which they are contractually required to be made.  Actual payments may be made prior to the contractually required date.

(2)          Represents our commitments associated with operating leases and includes contracts that expire in various years through 2010.  Payments due reflect fixed rent expense.

Capital

As of June 30, 2007, total stockholders’ equity was $44,408,000, up 48% from the $29,979,000 at June 30, 2006.  In addition to net income of $24,001,000, other significant changes in stockholders’ equity during fiscal 2007 included the purchase and retirement of $13,745,000 of our common stock, $4,546,000 in common stock issued upon exercise of stock options, $2,442,000 in dividends paid to common stockholders, and $2,035,000 in expense for options granted.

On March 7, 2007, we initiated a quarterly cash dividend of $0.10 per common share.  Dividends were declared to stockholders of record as of March 20, 2007 and June 20, 2007, and were paid on June 29, 2007. The dividend payout ratio, representing dividends per share divided by diluted earnings per share, for fiscal 2007 was 11%.

Common Stock Repurchase Program

On September 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.  During the year ended June 30, 2007, the Company repurchased $13,745,000 of common stock.  The Company expects to continue to repurchase common stock over the next two years but may suspend or discontinue repurchasing the common stock at any time.  The repurchased common stock was retired.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases.  We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company has completed its preliminary assessment of the impact of adopting FIN No. 48 and the Company does not expect the balance sheet to be affected by more than $500,000 and does not expect any impact to the income statement or the statement of cash flows.

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

•                  our belief that our target market will increasingly look to Internet solutions providers who leverage industry and customer practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead time;

•                  our intention to increase both the number of Preview Training Sessions and workshops in the United States, and internationally;

•                  our belief that we can compete successfully by relying on our infrastructure, marketing strategies as well as techniques, systems and procedures, and by adding additional products and services in the future;

•                  our belief that we can continue our success by periodic revision of our methods of doing business and by continuing our expansion into international markets;

•                  our belief that a key component of our success comes from a number of new, recently developed proprietary technologies and that  these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses;

•                  our contention  that we do not offer our customers a “business opportunity” or a “franchise” as those terms are defined in applicable statutes of the states in which we operate;

•                  our belief  that we operate in compliance with laws concerning sales practices and more particularly that we are not obligated to offer more than a three-day right of rescission;

•                  our belief there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms that offer business-to-consumer eCommerce solutions coupled with support and continuing education;

•                  our belief that we can continue to test and grow our international market strategies based on our experiences;

•                  our belief that continuously testing and implementing changes to our business model, may further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers;

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

•                  our expectation that we will retain our trade receivables in the future;

•                  our expectation that interest income will increase subsequent to June 30, 2007;

•                  our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as product and other revenue when cash is collected;

•                  our expectation that as the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require; and

•                  our expectation that that our current cash and cash equivalents and expected cash flows from operations will be sufficient for our capital requirements for the foreseeable future.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, item 1A of this Form 10-K.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest and foreign exchange rates.

As of June 30, 2007, we had approximately $36,900,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper and were primarily held for operations. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the year ended June 30, 2007, our interest income would have decreased by approximately $185,000, assuming consistent levels of interest-bearing instruments.

As of June 30, 2007, we had approximately $5,749,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2007 and 2009.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates.  If overall foreign currency exchange rates had fallen by 1% as of June 30, 2007, our net trade receivable balance would have decreased by approximately $57,500.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Historical Financial Statements

iMergent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

(iii)          provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iv)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2007.

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

We have audited iMergent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iMergent, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, iMergent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of iMergent, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 4, 2007 expressed an unqualified opinion thereon.

/s/ Tanner LC

Salt Lake City, UT

September 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iMergent, Inc. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iMergent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2007 expressed an unqualified opinion thereon.

/s/ Tanner LC

Salt Lake City, Utah

September 4, 2007

iMERGENT, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2007	June 30, 2006
Assets

Current assets:
Cash and cash equivalents	$36,859	$30,023
Certificate of deposit	—	500
Trade receivables, net of allowance for doubtful accounts of $11,904 as of June 30, 2007 and $6,894 as of June 30, 2006	26,814	13,419
Inventories	427	151
Note receivable	1,000	—
Income tax receivable	295	—
Deferred income tax assets, current portion	6,349	—
Prepaid expenses and other	4,156	2,739
Total current assets	75,900	46,832

Certificate of deposit	500	—
Long-term trade receivables, net of allowance for doubtful accounts of $5,610 as of June 30, 2007 and $4,117 as of June 30, 2006	12,096	7,508
Property and equipment, net	1,786	696
Deferred income tax assets, net of current portion	4,387	9,976
Intangible assets	1,276	—
Merchant account deposits and other	765	1,000

Total Assets	$96,710	$66,012

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,174	$2,752
Accrued expenses and other	4,749	4,085
Income taxes payable	1,924	348
Deferred revenue, current portion	30,298	20,064
Capital lease obligations	—	91
Total current liabilities	40,145	27,340

Deferred revenue, net of current portion	12,157	8,693
Total liabilities	52,302	36,033

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued Common stock, par value $0.001 per share - authorized 100,000,000 shares; 12,106,707 and 12,375,313 shares outstanding as of June 30, 2007 and June 30, 2006, respectively	12	12
Additional paid-in capital	70,632	77,762
Accumulated deficit	(26,236)	(47,795)
Total stockholders’ equity	44,408	29,979

Total Liabilities and Stockholders’ Equity	$96,710	$66,012

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005

Revenues:
Product and other	$125,552	$171,763	$24,895
Commission and other	26,065	13,326	14,180
Total revenues	151,617	185,089	39,075

Operating expenses:
Cost of product and other revenues	46,997	31,141	29,276
Selling and marketing	66,744	40,535	31,750
General and administrative	17,203	13,231	9,884
Research and development	1,243	916	788
Total operating expenses	132,187	85,823	71,698

Income (loss) from operations	19,430	99,266	(32,623)

Other income (expense):
Interest income	7,079	3,227	3,773
Interest expense	(3)	(26)	(91)
Other income (expense), net	181	(173)	38
Total other income, net	7,257	3,028	3,720

Income (loss) before income tax benefit (provision)	26,687	102,294	(28,903)

Income tax benefit (provision)	(2,686)	8,328	(614)

Net income (loss)	$24,001	$110,622	$(29,517)

Net income (loss) per common share:
Basic	$1.94	$9.09	$(2.49)
Diluted	$1.87	$8.76	$(2.49)
Weighted average common shares outstanding:
Basic	12,344,306	12,164,425	11,835,330
Diluted	12,829,873	12,624,746	11,835,330

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended June 30, 2007, 2006, and 2005

(Dollars in thousands)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)
Balance, July 1, 2004	11,536,258	$12	$73,331	$(6)	$(5)	$(128,900)	$(55,568)
Amortization of deferred compensation	—	—	—	6	—	—	6
Expense for options and warrants granted to consultants	—	—	88	—	—	—	88
Common stock issued upon exercise of options and warrants	594,421	—	1,388	—	—	—	1,388
Net loss	—	—	—	—	—	(29,517)	(29,517)
Balance, June 30, 2005	12,130,679	12	74,807	—	(5)	(158,417)	(83,603)
Expense for options granted to consultants	—	—	56	—	—	—	56
Expense for options granted to employees	—	—	1,146	—	—	—	1,146
Common stock issued upon exercise of options and related income tax benefit of $728	244,634	—	1,753	—	—	—	1,753
Dissolution of foreign subsidiary	—	—	—	—	5	—	5
Net income	—	—	—	—	—	110,622	110,622
Balance, June 30, 2006	12,375,313	12	77,762	—	—	(47,795)	29,979
Expense for options granted to consultants	—	—	34	—	—	—	34
Expense for options granted to employees	—	—	2,035	—	—	—	2,035
Common stock issued upon exercise of options and related income tax benefit of $2,048	385,792	—	4,546	—	—	—	4,546
Repurchase of common stock	(654,398)	—	(13,745)	—	—	—	(13,745)
Dividends paid	—	—	—	—	—	(2,442)	(2,442)
Net income	—	—	—	—	—	24,001	24,001
Balance, June 30, 2007	12,106,707	$12	$70,632	$—	$—	$(26,236)	$44,408

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,001	$110,622	$(29,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	620	307	235
Amortization of deferred compensation	—	—	6
Expense for stock options issued to employees	2,035	1,146	—
Expense for stock options issued to consultants	34	56	88
Dissolution of foreign subsidiary	—	5	—
Tax benefit upon issuance of common stock	—	728	—
Gain on early extinguishment of debt	—	—	(39)
Loss on disposition of property and equipment	—	2	23
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	(17,983)	1,851	(7,893)
Inventories	(276)	(77)	(3)
Prepaid expenses and other	(1,417)	44	(1,741)
Restricted cash	—	446	(446)
Merchant account deposits and other	235	(616)	670
Income tax receivable	(295)	—	—
Deferred income tax asset	(760)	(9,976)	—
Accounts payable, accrued expenses and other liabilities	1,086	(710)	1,601
Deferred revenue	13,698	(85,293)	45,060
Income taxes payable	1,576	348	(1,130)
Net cash provided by operating activities	22,554	18,883	6,914

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,710)	(497)	(242)
Issuance of note receivable	(1,000)	—	—
Purchase of intangible assets	(1,276)	—	—
Acquisition of certificate of deposit	—	—	(500)
Net cash used in investing activities	(3,986)	(497)	(742)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of credit agreements	—	—	(1,378)
Repurchase of common stock	(13,745)	—	—
Proceeds from exercise of options and warrants	4,546	1,025	1,388
Principal payments on capital lease obligations	(91)	(79)	(87)
Dividend payments	(2,442)	—	—
Repayment of notes payable	—	—	(361)
Net cash provided by (used in) financing activities	(11,732)	946	(438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,836	19,332	5,734

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	30,023	10,691	4,957

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$36,859	$30,023	$10,691

Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$—	$763	$3,306
Cash paid during the year for:
Interest	67	10	65
Income taxes	333	47	2,510

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned consolidated subsidiaries.  The Company is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

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

2.             Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International, Inc. and Internet Training Group, Inc.  All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)           Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2007, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $36,814,000.

(c)           Trade Receivables

The Company offers to its customers the option to finance, through extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops.  From time to time, a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

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

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.  For the years ended June 30, 2007, 2006, and 2005 the Company recognized $7,079,000, $3,227,000, and $3,773,000 in interest income, respectively.

The Company sold approximately $0, $15,885,000, and $1,100,000 of trade receivables during the years ended June 30, 2007, 2006, and 2005, respectively.  As these receivables were carried at net realizable value, no gain (loss) was recognized on the sale of receivables.

(d)           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet Training Workshops.

(e)           Certificate of Deposit

In fiscal 2005, the Company purchased a $500,000 certificate of deposit, which matured on August 6, 2006.  The certificate of deposit is required to be maintained to meet certain merchant account requirements.  Prior to maturity, the Company renewed this certificate of deposit with a new maturity date in December 2007.  The certificate of deposit is classified as long-term in the consolidated balance sheet because the Company does not have the ability or the intent to liquidate the certificate of deposit in December 2007, at which time it will renew with a new maturity date in 2009.

 (f)           Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from two to five years.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease.  Depreciation and amortization expense is included in general and administrative expenses and totaled $620,000, $307,000 and $234,000 for the years ended June 30, 2007, 2006, and 2005, respectively.   Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the year.  The Company capitalizes assets with a cost in excess of $1,000 and an expected life greater than one year.

(g)           Intangible Assets

The Company’s intangible assets consist of advertising lists.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  These advertising lists are amortized over six years on an accelerated basis.  The weighted-average useful life of the intangible assets was six years as of June 30, 2007.

The Company periodically reviews the estimated useful lives of its intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

(h)           Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

(i)            Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $752,000 and $298,000 as of June 30, 2007 and June 30, 2006, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $388,000 and $595,000 as of June 30, 2007 and June 30, 2006, respectively, for estimated losses resulting from various legal proceedings against the

Company.  Attorney fees associated with the various legal proceedings are expensed as incurred.  Other key estimates are discussed elsewhere in these notes to consolidated financial statements.

(j)            Revenue Recognition

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

Therefore, prior to the Company’s change in business model in December 2005 discussed below, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops were deferred and recognized ratably over the five-year access service period, net of expected customer refunds.  Fees related to EPTA contracts are deferred and recognized as revenue during the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF No. 99-19).

Impact on Revenue Recognition Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (1) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (2) begin charging customers for access services as part of customer support.  The Company’s general counsel reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company had the legal right to limit the “free” access service to one year for all then existing customers and that such position would be upheld by a court of law.  In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

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

Cash sales of SOS licenses and other products are now recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

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

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs in the management of phone menus, voicemail, email and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the SOS licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

(k)           Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for fiscal 2007, 2006, and 2005 were approximately $32,044,000, $21,080,000 and $15,300,000, respectively.  As of June 30, 2007 and 2006, the Company recorded approximately $2,321,000 and $1,855,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.  Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

 (l)           Research and Development

Research and development costs are expensed as incurred.  Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.  As of June 30, 2007 and 2006, no amounts have been capitalized related to internally developed software due to the short time frame between technological feasibility and product launch.

 (m)         Financial Instruments

The carrying values of cash and cash equivalents, certificate of deposit, merchant account deposits, trade receivables, accounts payable, and capital lease obligations approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

(n)           Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial reporting and tax reporting bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred income tax expense or benefit is the result of changes in deferred income tax assets and liabilities.  A valuation allowance against deferred income tax assets is recorded in whole or in part when it is more-likely-than-not those deferred income tax assets will not be realized.

Deferred income tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more-likely-than-not that the deferred income tax assets will be realized.  Deferred income tax assets consist primarily of net operating loss carryforwards, foreign tax credits, deferred revenue, and expenses accrued for financial reporting purposes but not for tax purposes.  As of June 30, 2005, the Company had recognized a valuation allowance against all of its net deferred income tax assets.  As of December 31, 2005, due to a change in the Company’s business model, the Company determined that it was more-likely-than-not that a portion of the deferred income tax assets would be realized.  As of June 30, 2006, the Company recorded a partial valuation allowance of $7,746,000 against its net deferred income tax assets.  Due to the Company’s increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the quarter ended December 31, 2006, the Company determined that it was more-likely-than-not that its remaining deferred income tax assets of $7,746,000 would be realized.  As of June 30, 2007, the Company has removed the valuation allowance against its deferred income tax assets.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

(o)           Stock-Based Compensation

The Company has various incentive stock-based compensation plans that provide for the grant of up to 3,000,000 shares to eligible employees, consultants and directors of stock options and other share-based awards.

The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma note disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R)).

The following table summarizes the income statement effect of SFAS No. 123(R) for the years ended June 30, 2007 and 2006:

	Year Ended June 30,
	2007	2006
	(Dollars in thousands, except per share data)

Stock-option compensation expense recognized:
Cost of revenue	$85	$76
Research and development	219	126
Selling and marketing	107	79
General and administrative	1,624	865
Total stock-option compensation expense recognized	2,035	1,146
Related deferred income tax benefit	(786)	(435)

Decrease in net income	$1,249	$711

Impact on basic net income per common share	$0.10	$0.06
Impact on diluted net income per common share	$0.10	$0.06

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to July 1, 2005:

Year Ended June 30,
2005
(Dollars in thousands, except per share data)

Net loss - as reported	$(29,517)
Less: Stock option compensation expense	(815)

Net loss - pro forma	$(30,332)

Net loss per common share:
Basic and diluted - as reported	$(2.49)
Basic and diluted - pro forma	$(2.56)

The Company granted 267,500, 225,000, and 312,000 options during the years ended June 30, 2007, 2006 and 2005, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options granted during the years ended June 30, 2007, 2006 and 2005 using the Black Scholes option pricing model were as follows:

	Year Ended June 30,
	2007	2006	2005

Weighted average fair value of options granted	$8.70	$4.35	$4.11
Expected volatility	78%	69%	55%
Expected life (in years)	3.20	3.13	5.97
Risk-free interest rate	5.03%	4.26%	3.65%
Expected dividend yield	0.00%	0.00%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of options granted is based on the Company’s historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  On March 7, 2007, the Company announced a $0.10 per share quarterly dividend.  Prior to March 7, 2007, the Company had never paid a dividend.  The Company did not grant any stock options between March 7, 2007 and June 30, 2007.  As of the grant date of all options granted prior to March 7, 2007, the Company had no intent to pay dividends in the foreseeable future.  Therefore, the dividend yield has been determined to be 0.00% for grants of stock options prior to March 7, 2007.

The following tables summarize stock option activity during the year ended June 30, 2007:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2006	984,551	$10.75
Granted	267,500	15.67
Exercised	(385,792)	6.48		$6,938
Forfeited	(60,453)	69.05

Outstanding at June 30, 2007	805,806	$10.06	3.90 years	$11,876

Options vested and exercisable at June 30, 2007	516,294	$8.99	3.13 years	$8,214

The following table summarizes the nonvested shares as of June 30, 2007 and the changes during the year ended June 30, 2007:

			Weighted-
		Weighted-Average	Average
		Grant Date Fair	Remaining
	Options	Value	Years To Vest

Nonvested before July 1, 2006	350,623	$4.12
Granted	267,500	8.70
Forfeited	(5,062)	6.09
Vested	(323,549)	5.52

Nonvested as of June 30, 2007	289,512	$6.74	2.05 years

The following tables summarize stock option activity during the year ended June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2005	1,069,860	$9.32
Granted	225,000	8.55
Exercised	(244,634)	2.95		$2,136
Forfeited	(65,675)	5.27

Outstanding at June 30, 2006	984,551	$10.75	4.19 years	$6,238

Options vested and exercisable at June 30, 2006	633,928	$12.52	3.97 years	$4,290

The following table summarizes the nonvested shares as of June 30, 2006 and the changes during the year ended June 30, 2006:

			Weighted-Average
		Weighted-Average	Remaining Years
	Options	Grant Date Fair Value	To Vest

Nonvested before July 1, 2005	459,322	$3.24
Granted	225,000	4.35
Forfeited	(2,625)	1.05
Vested	(331,074)	3.08

Nonvested as of June 30, 2006	350,623	$4.12	1.89 years

As of June 30, 2007, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $1,917,000 and the weighted average period over which these awards are expected to be recognized was approximately 15 months.

(p)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants.  The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended June 30:

	2007	2006	2005

Net income (loss) (in thousands)	$24,001	$110,622	$(29,517)

Weighted-average shares outstanding:
Basic	12,344,306	12,164,425	11,835,330
Employee stock options	485,567	460,321	—

Diluted	12,829,873	12,624,746	11,835,330

Net income (loss) per common share:
Basic	$1.94	$9.09	$(2.49)
Diluted	$1.87	$8.76	$(2.49)

Diluted net loss per common share for the year ended June 30, 2005 is the same as basic net loss per common share because the common share equivalents were anti-dilutive.  The following table summarizes the weighted-average anti-dilutive common share equivalents not included in the diluted net income (loss) per common share calculations for the years ended June 30:

	2007	2006	2005

Common stock options	40,705	87,887	429,780

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

(r)            Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. Under FIN No. 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN No. 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN No. 48. The guidance in FIN No. 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN No. 48 at the beginning of fiscal 2008. The Company has completed its preliminary assessment of the impact of adopting FIN No. 48 and the Company does not expect the balance sheet to be affected by more than $500,000 and does not expect any impact to the income statement or the statement of cash flows.

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

(s)           Reclassifications

Certain payroll costs that were previously classified as general and administrative expenses in the prior years’ financial statements have been reclassified as selling and marketing expenses or cost of product and other revenues to conform to the current year financial statement presentation.  These reclassifications did not have any impact on net income, total assets or total liabilities.

3.             Property and Equipment

Property and equipment consisted of the following at June 30:

	2007	2006
	(in thousands)

Software	$2,303	$1,472
Computers and office equipment	1,551	751
Leasehold improvements	95	63
Furniture and fixtures	70	24
Less accumulated depreciation and amortization	(2,233)	(1,614)
	$1,786	$696

Amounts included in property and equipment for assets held under capital lease obligations as of June 30, 2007 and 2006 were $0 and $306,000, respectively.  Capital leases at June 30, 2006 bore interest rates ranging between 5% and 10%, and matured in January and June 2007. Accumulated depreciation for property and equipment held under capital leases was $306,000 and $219,000 as of June 30, 2007 and 2006, respectively.

4.             Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2007	2006	2005
	(in thousands)

Current income tax provision:
Federal	$1,861	$972	$11
State and local	571	271	33
Foreign	1,014	406	570

Current income tax provision	3,446	1,649	614

Deferred income tax benefit:
Federal	(1,092)	(7,960)	—
State and local	332	(2,017)	—

Deferred income tax benefit	(760)	(9,977)	—

Total income tax (benefit) provision	$2,686	$(8,328)	$614

Income tax provision (benefit) attributable to income before income tax provision for fiscal 2007, 2006 and 2005 differed from the amounts computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2007 and 34% for fiscal 2006 and 2005 as a result of the following:

	2007	2006	2005
	(in thousands)

Computed “expected” income tax provision (benefit)	$9,266	$34,780	$(9,827)
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision (benefit), net of federal effect	491	7,637	(2,683)
Extraterritorial income exclusion	—	—	(631)
Change in the valuation allowance for deferred income tax assets	(7,274)	(51,446)	16,570

All other, net	203	701	(2,815)

Income tax provision (benefit)	$2,686	$(8,328)	$614

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted income tax rates expected to apply when the differences are settled or realized. As of June 30, 2007 and 2006, significant components of net deferred income tax assets were as follows:

	2007		2006
	Current	Non-current	Current	Non-current
	(in thousands)

Deferred income tax assets:
Accrued expenses	$476	$—	$695	$—
Deferred revenue	985	—	660	—
Net operating loss carryforwards	6,777	1,644	—	16,024
Foreign tax credits	—	2,239	—	1,439
AMT credit	—	392	—	392
Stock based compensation “SFAS No. 123 (R)”	—	774	—	282
Other	—	—	—	3
Gross deferred income tax assets	8,238	5,049	1,355	18,140
Valuation allowance	—	—	(302)	(7,444)
Total deferred income tax assets	8,238	5,049	1,053	10,696

Deferred income tax liabilities:
Property and equipment	—	(55)	—	(34)
Prepaid expenses and other	(1,889)	(607)	(1,053)	(686)
Total deferred income tax liabilities	(1,889)	(662)	(1,053)	(720)

Net deferred income taxes	$6,349	$4,387	$—	$9,976

As of June 30, 2007, the Company has net operating loss (“NOL”), foreign tax credit, and alternative minimum tax (“AMT”) carryforwards for U.S. federal income tax reporting purposes of approximately $19,363,000, $2,239,000, and $392,000, respectively, which will begin to expire in 2019, if not utilized.  The Company also has state NOL carryforwards of approximately $27,407,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more-likely than-not that all or a portion of net deferred income tax assets will not be realized.  A valuation allowance was recorded in fiscal 2006 due to the uncertainty of the realization of the assets based upon a number of factors, including a change in the Company’s business model and projections of future taxable income when taking into consideration limitations on the utilization of NOL carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382).  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year testing period. Since the Company’s formation, it has experienced two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change was subject to an annual limitation under Section 382.  Any unused annual limitation amounts can be carried over to later years until fully utilized.  During fiscal 2007, due to the Company’s utilization of its NOL carryforwards subject to Section 382, increased taxable earnings projections, and discrete event developments in the resolution of certain contingencies during the year, the Company determined it was more-likely-than-not that its remaining deferred income tax assets would be realized and the valuation allowance was removed.

The net change in the Company’s valuation allowance was a decrease of $7,746,000 for fiscal 2007 and a decrease of $51,446,000 for fiscal 2006.

6.             Intangible Assets

On June 29, 2007, the Company purchased certain advertising lists for $1,276,000.  The Company has historically rented these lists for use in the Company’s direct advertising campaigns.  The Company has the right to lease these lists to other third parties.  The Company amortizes the advertising lists over six years on an accelerated basis.  The net carrying amount and future estimated amortization expense as of June 30, 2007 is as follows:

Amortized intangible assets

	Gross Carrying Amount	Accumulated Amortization

Advertising list	$1,276	$—

Year ending June 30,	Amounts
(in thousands)

2008	$278
2009	250
2010	225
2011	203
2012	172
Thereafter	148

Total	$1,276

7.             Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2013.  The operating leases for the Company’s corporate offices and training center facility contain customary escalation clauses.  Future aggregate minimum lease obligations under operating leases as of June 30, 2007, exclusive of taxes and insurance, are as follows:

Year ending June 30,	Amounts
(in thousands)

2008	$732
2009	621
2010	552
2011	308
2012	317
Thereafter	354

Total	$2,884

Rental expense for fiscal 2007, 2006 and 2005 was approximately $705,000, $375,000, and $285,000, respectively.

Capital Leases

The Company acquired certain of its property and equipment under capital lease agreements with obligations that expired at various dates during fiscal year 2007, and bore annual interest rates ranging between 5% and 10%.  As of June 30, 2007, there were no outstanding capital lease obligations.

Legal Proceedings

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

On March 21, 2005 and subsequent dates, the Company met with a representative of the Ventura County District Attorney’s (D.A.) office as well as a representative of the office of the California Attorney General (A.G.). The Ventura County D.A. discussed an investigation by that office into whether the Company was in violation of the California Seminar Sales Act (California Civil Code § 1689.20-1693) and the Seller Assisted Marketing Plans Act (California Civil Code § 1812.200-1812.221) (the “SAMP ACT”).  On September 1, 2006, the parties agreed to a stipulation which provides that the Company pay a total settlement $550,000. The settlement amount included a payment of $200,000 jointly to the State of California and Ventura County for an award of costs, attorney and statutory fees and $350,000 to make refunds to certain California customers who filed claims.  The Company also agreed to take certain actions intended to clarify the business practices of the Company.  At the time of the settlement the Company, in its workshop presentations, provided information to purchasers on how they could enter into “joint ventures” with retailers and sell such products on their web sites. The D.A. and the A.G. contended the description of the “joint ventures” constitutes a violation of the SAMP ACT. The Company agreed to take certain actions intended to clarify the business practices of the Company.  The Company made an oral representation to the D.A. that the Company would no longer discuss “joint ventures” as part of the workshop presentation.  The settlement, after that concession, did not require the Company to register as a seller of business opportunities.  The Company made clear to the D.A. that it did not believe it was a seller of a SAMP and had no obligation to, nor did it intend to, so register.  See Note 12, Subsequent Events, for update on status of proceedings in California.

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

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act).  The Citation indicated the maximum potential fine was $2,500 and the issuance of a cease and desist order requiring the Company to register as a “Business Opportunity.”  The Company is contesting the Citation and does not intend to register under the Disclosure Act because the Company contends it is not selling a Business Opportunity. A two-day administrative proceeding was held which commenced on March 27, 2007 before a Division employee empowered by the Division to determine if the Division’s Citation should be sustained.  The Division conceded that the Company does not sell any product in the State of Utah, but nonetheless insisted that it has authority and jurisdiction over transactions occurring outside the State of Utah. On May 25, 2007, the Division entered an Order of Adjudication (“Order”). The Order was based upon proposed finding of facts and conclusions of law found by the Division employee.  The Order found that iMergent sells an assisted marketing plan (“Business Opportunity”) which is commenced in the State without filing the required information with the Division. The Order makes clear that pursuant to the terms of the agreement between the parties, the Order is stayed and not effective until exhaustion of all administrative proceedings and all judicial reviews of the Order. The Company contends that it is not a seller of Business Opportunities, and further that it is not subject to regulation by the Division as the Company does not hold seminars in the State of Utah.  At the hearing, the Division did not contest the fact that the Company does not sell its software in the State of Utah. The Company disputes that the finding of so called “commencing” a sale provides any authority whatsoever for the action undertaken by the Division. The Company further contends that the action by the Division is improper since on November 15, 2003, the Company agreed with the Division that the Company was not required to register as a seller of Business Opportunities. At the hearing, the Division did not contest that there was a prior consent order between the parties. The Company filed notice of its intent to seek review of and/or appeal the Order within the Division.  Such review and/or appeal will be to another Division employee. The Company does not expect the appeal within the division to be successful, but the filing of the appeal within the Division is a prerequisite to filing an action in the Utah District Court, at which time the Company will be entitled to a new trial on all issues before a judge who will be able to rule on the facts and law.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, “The People of the State of Illinois vs. StoresOnline, Inc. and Galaxy Malls, Inc.” The action alleged that the Company engaged in consumer fraud. The petition seeks refunds together with unspecified statutory damages.  The Company contends that it has not violated the Illinois Consumer Fraud Act, or otherwise engaged in fraudulent or deceptive practices. Discovery and preliminary motions are pending in the case.

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

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for temporary restraining order, and motion for preliminary injunction against the Company.  The action is entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court.  The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleges unfair and deceptive trade practices.  The actual motion was served on the Registered Agent for the Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007. The Company could not timely provide witnesses and evidence to support its position that the Company is not required to register as a business opportunity seller and is not engaged in improper sales practices.  The Company voluntarily canceled its workshops in North Carolina which were scheduled for May 11, 2007 and May 12, 2007.  The Company also agreed to a consent order with the State of North Carolina. The Order includes a recitation that the Company sly denied the allegations raised by the State of North Carolina  The Order also requires that (i) the Company not market or sell in North Carolina until such time as the Company complies with North Carolina statutes (the Company contends that it is currently not, nor has it ever been, in violation of North Carolina statutes), (ii) the Company issue refunds to North Carolina purchasers filing claims through August 15, 2007, (iii) after August 15, 2007, the Company issue refunds to any North Carolina purchaser who files a valid refund request as determined jointly by the Company and the Office of the Attorney General of North Carolina  , (iv) the Company pay $10,000 in attorney fees, and (v) the Company pay $15,000 to the State of North Carolina to be used for the purpose of consumer education, enforcement, or other consumer protection purposes.  The Company has successfully removed the case to the jurisdiction of the North Carolina Business Court.

On June 26, 2007, the State of Florida filed an action entitled State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665.   The complaint alleges violations of the deceptive and unfair trade practices act and seeks to require the Company to register as a seller of business opportunities.  The complaint does not name any allegedly aggrieved purchasers or any parties who may have allegedly been defrauded.   Before the action was filed, the Company had received requests for information relating to only 14 customers over the last three years from the Attorney General of Florida. Nine of those cases had been resolved at that time and the Company was waiting for responses from the Office of the Attorney General on the other five. Before the action was filed, the Company met with the Office of the Attorney General, which stated that it would expect the Company to review the outstanding complaints and resolve those in order to resolve the investigation.  The Company, to the best of its knowledge, has resolved all outstanding complaints in the State of Florida and is currently unaware of any unresolved complaints which the Office of the Attorney General may have.  Prior to the Office of the Attorney General filing this action, the Company had confirmed to the Office of the Attorney General the satisfactory resolution of all customer complaints.  The Company disputes the allegations raised in the action. The Company further disputes that it has any requirement to register as a seller of business opportunities.

In addition to the foregoing proceedings, from time to time, the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.   The Company responds to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of its business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

The Company is also are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  The Company believes that the resolution of these other cases will not have a material adverse effect on its business, financial position, or results of operations.

8.             Dividends

On March 7, 2007, the Company initiated a quarterly cash dividend of $0.10 per common share.  The first and second quarterly dividends were paid on June 29, 2007 to stockholders of record as of March 20, 2007 and June 20, 2007.

9.             Stockholders’ Equity

On September 5, 2006, the Company initiated a stock repurchase program to purchase up to $20 million of the Company’s common stock through September 2009.  During the year ended June 30, 2007, the Company repurchased 654,398 shares of common stock for approximately $13,745,000.  All the repurchased common stock was retired.

10.          Employee Benefit Plan

In August 2004, the Company established a retirement savings plan for eligible employees.  The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines.  The Company may make discretionary profit-sharing contributions.  The Company began making contributions to the plan in July 2006.  For the year ended June 30, 2007 the Company contributed approximately $241,000 to the retirement savings plan.

11.          Segment Information

The Company operates in one business segment and sells its software and services to customers within North America (over 90% of total revenue) and internationally (less than 10% of total revenue).  During the years ended June 30, 2007, 2006, and 2005, approximately $15,954,000, $4,175,000, and $14,253,000 of the Company’s $165,315,000, $99,796,000, and $84,135,000 Net Dollar Volume of Contracts Written were with international customers.  Net Dollar Volume of Contracts Written is not equivalent to revenue in accordance with US GAAP.  Revenue is recognized in accordance with SOP 97-2 as described in Note 2.

12.          Subsequent Events

In July 2007, the Company entered into several new multiyear advertising commitments which require total cash payments of approximately $1,000,000 over a three-year period.

On September 4, 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock.  The Company expects to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time.  The repurchased common stock will be retired.

On July 25, 2007, the Ventura County District Attorney notified the Company that the State of California and the Ventura County District Attorney (collectively, the "State") filed a complaint, motion for temporary restraining order (“TRO”), and motion for preliminary injunction against the Company. The action was entitled, The People of the State of California, Plaintiff, v Imergent Inc. and StoresOnline Inc., Defendants, and was filed in the Superior Court of California, County of Ventura (the “Court”). The complaint seeks an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act ("SAMP Act"), the Unfair Competition Law, and the Business and Professional Code.  The action also alleged that the Company failed to abide by the terms of a previous settlement agreement entered into with the State of California on September 1, 2006.

The Company, at the TRO hearing, filed a response and raised numerous defenses including, but not limited to, (i) the State's lawsuit did not allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is unconstitutionally vague and unenforceable, (iv) the Company is in material compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the previous settlement with the Company in 2006, and (vi) the State has not provided any evidence of potential irreparable harm. On August 6, 2007, the Court issued a ruling on the TRO and agreed to enter an order which requires the Company to register under the SAMP Act.  The Company filed a notice of appeal relative to the TRO on August 10, 2007.  The Company also filed a motion to stay the effect of the TRO as a consequence of the appeal. On August 14, 2007, the Court entered an order, without explanation, denying the request for stay.  The Company then filed an emergency supersedeas writ with the California Court of Appeals seeking a stay of the TRO.

On August 30, 2007, the Court entered a preliminary injunction against the Company and required the Company to register under the SAMP Act in order to engage in certain sales in the State until the case is resolved. No trial has been set regarding the permanent injunction. The Company intends to appeal the preliminary injunction order with the California Court of Appeals for the reasons stated above. The Company also intends to file a supersedeas writ with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction pending the outcome of the appeal.

The Company intends to aggressively prosecute its appeal as well as defend the action.

On September 4, 2007, the Company announced an increase to its quarterly cash dividend from $0.10 per share to $0.11 per share on the Company's common stock.  The dividend will be paid quarterly on the twenty-ninth day of the last month of each quarter to stockholders of record on the twentieth day of the last month of each quarter.

13.          Quarterly Financial Information (unaudited)

	Year ended June 30, 2007
	For the three months ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Dollars in thousands, except per share data)
Revenue	$29,009	$35,675	$42,636	$44,297
Income before income taxes	3,888	6,515	7,651	8,634
Income tax benefit (provision)	(1,560)	5,188	(2,953)	(3,361)
Net income	$2,328	$11,703	$4,698	$5,273

Basic income per common share:
Net income	$0.19	$0.95	$0.38	$0.43

Diluted income per common share:
Net income	$0.18	$0.90	$0.36	$0.41

Weighted-average commmon shares outstanding:
Basic	12,366,479	12,365,203	12,389,854	12,255,716
Diluted (1)	12,873,789	13,061,113	12,952,954	12,741,282

	Year ended June 30, 2006
	For the three months ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Dollars in thousands, except per share data)
Revenue	$11,393	$120,495	$25,005	$28,196
Income (loss) before income taxes	(5,361)	99,487	4,516	3,652
Income tax benefit (provision)	(158)	11,703	(1,716)	(1,501)
Net income (loss)	$(5,519)	$111,190	$2,800	$2,151

Basic income (loss) per common share:
Net income (loss)	$(0.45)	$9.16	$0.23	$0.18

Diluted income (loss) per common share:
Net income (loss)	$(0.45)	$8.92	$0.22	$0.17

Weighted-average commmon shares outstanding:
Basic	12,132,134	12,133,930	12,135,889	12,256,125
Diluted (1)	12,132,134	12,459,597	12,691,997	12,734,686

(1) Includes the dilutive effect of options, warrants and convertible securities.

Income (loss) per common share is computed independently for each of the quarters presented.  Therefore, the sums of quarterly income (loss) per common share amounts do not necessarily equal the total for the year due to rounding.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

Years ended June 30, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions	Deductions/ Write-offs Net of Recoveries	Balance at End of Period
	(in thousands)
Year ended June 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$11,011	$27,886	$(21,383)	$17,514
Year ended June 30, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$16,757	$9,102	$(14,848)	$11,011
Year ended June 30, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$12,737	$29,771	$(25,751)	$16,757

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).  Such information is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is set forth in the Proxy Statement and incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.                   Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.                   The Financial Statement Schedule on page 68 of this Report.

3.                   Exhibit Index as seen below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

	By:	/s/ Donald L. Danks
September 4, 2007		Donald L. Danks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/	Donald L. Danks
September 4, 2007		Donald L. Danks

Chief Executive Officer

September 4, 2007
	/s/	Robert M. Lewis
Robert M. Lewis
Chief Financial Officer

September 4, 2007	/s/	Brandon Lewis
Brandon Lewis
President, Chief Operating Officer and Director

September 4, 2007	/s/	Craig Rauchle
Craig Rauchle
Director

September 4, 2007	/s/	Todd Goergen
Todd Goergen
Chairman of the Board of Directors

September 4, 2007	/s/	Robert Kamm
Robert Kamm
Director

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1

3.1	Certificate of Incorporation	S-1	6/1/99	3.1

3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1

3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3

3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2

3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3

3.6	Articles of Merger	S-1/A	11/12/99	3.4

4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1

4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1

10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6

10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03

10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03

10.4	Brandon Lewis Employment Agreement	8-K	7/3/07	10.1

10.5*	2003 Equity Incentive Plan	10-K

21.1	Subsidiaries of Netgateway	10-K	10/15/02	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X

31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350				X

*   Indicates a management contract or compensatory plan or arrangement.