Form 10-Q
period 2007-09-30
IMERGENT INC
filed 2007-11-06
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 11,957,931.

PART I - FINANCIAL INFORMATION

Item 1.                                                             Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	September 30, 2007	June 30, 2007
Assets

Current Assets:
Cash and cash equivalents	$32,947	$36,859
Trade receivables, net of allowance for doubtful accounts of $13,497 as of September 30, 2007 and $11,904 as of June 30, 2007	28,927	26,814
Note receivable	1,015	1,000
Income tax receivable	—	295
Inventories	377	427
Deferred income tax assets	6,355	6,349
Prepaid expenses and other	10,246	4,156
Total Current Assets	79,867	75,900

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $5,862 as of September 30, 2007 and $5,610 as of June 30, 2007	12,009	12,096
Property and equipment, net	1,855	1,786
Deferred income tax assets	4,885	4,387
Intangible assets	1,206	—
Merchant account deposits and other	916	2,041
Total Assets	$101,238	$96,710

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,710	$3,174
Accrued expenses and other	9,254	4,749
Income taxes payable	403	1,924
Deferred revenue, current portion	33,390	30,298
Total Current Liabilities	48,757	40,145

Deferred revenue, net of current portion	12,190	12,157
Other	206	—
Total Liabilities	61,153	52,302

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,957,931 shares outstanding as of September 30, 2007 and 12,106,707 shares outstanding as of June 30, 2007	12	12
Additional paid-in capital	68,624	70,632
Accumulated deficit	(28,551)	(26,236)
Total Stockholders’ Equity	40,085	44,408

Total Liabilities and Stockholders’ Equity	$101,238	$96,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues:
Product and other	$24,907	$25,445
Commission and other	7,555	3,564
Total revenues	32,462	29,009

Operating expenses:
Cost of product and other revenues	11,704	9,208
Selling and marketing	18,210	12,752
General and administrative	5,479	4,308
Research and development	479	234
Total operating expenses	35,872	26,502

Income (loss) from operations	(3,410)	2,507

Other income (expense):
Interest income	2,335	1,368
Interest expense	—	(2)
Other income, net	37	15
Total other income, net	2,372	1,381

Income (loss) before income tax (provision) benefit	(1,038)	3,888

Income tax (provision) benefit	238	(1,560)

Net income (loss)	$(800)	$2,328

Net income (loss) per common share:
Basic	$(0.07)	$0.19
Diluted	(0.07)	0.18

Weighted average common shares outstanding:
Basic	12,065,099	12,366,479
Diluted	12,065,099	12,873,789

Dividends per common share:	$0.11	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2007

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2007	12,106,707	$12	$70,632	$(26,236)	$44,408
Cumulative effect adjustment (FIN 48)	—	—	—	(199)	(199)
Expense for options granted to employees	—	—	754	—	754
Common stock issued upon exercise of options					—
and related income tax benefit	16,831	—	180	—	180
Purchase of common stock	(165,607)	—	(2,942)	—	(2,942)
Dividends paid	—	—	—	(1,316)	(1,316)
Net loss	—	—	—	(800)	(800)
Balance, September 30, 2007	11,957,931	$12	$68,624	$(28,551)	$40,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(800)	$2,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	261	122
Expense for stock options issued to employees	754	540
Expense for stock options issued to consultants	—	34
Changes in assets and liabilities:
Trade receivables and note receivable	(2,041)	(4,265)
Inventories	50	(6)
Income taxes receivable	295	—
Prepaid expenses and other	(6,090)	(1,987)
Merchant account deposits and other	(151)	(47)
Deferred income tax assets	(504)	1,370
Accounts payable, accrued expenses and other liabilities	7,041	1,043
Other long-term liabilities	7	—
Deferred revenue	3,125	3,432
Income taxes payable	(1,521)	388
Net cash provided by operating activities	426	2,952

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(260)	(95)
Net cash used in investing activities	(260)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock	(2,942)	(1,566)
Proceeds from exercise of stock options and related income tax benefit	180	172
Principal payments on capital lease obligations	—	(20)
Dividend payments	(1,316)	—
Net cash used in financing activities	(4,078)	(1,414)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,912)	1,443

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	36,859	30,023
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$32,947	$31,466

Supplemental disclosures of non-cash transactions:
Cumulative effect adjustment (FIN 48)	$199	$—
Accounts payable increased for purchase of property and equipment	—	154

Interest	—	2
Income taxes	1,714	22

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)         Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to condensed consolidated financial statements, the (Company) refers to iMergent, Inc. and its wholly owned subsidiaries.  iMergent is an eServices company which provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company has a June 30 fiscal year end and experiences seasonality in its business.  Historically, revenues from its core business during its fiscal first quarter tend to be lower than revenues in its fiscal second, third and fourth quarters. The Company believes this to be attributable to summer vacations which occur during its fiscal first quarter.

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

(b)                                 Trade Receivables

Since 1999, the Company has offered to its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its Internet training workshops.  From time to time, a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

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

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.  For the three months ended September 30, 2007 and 2006, the Company recognized $2,335,000 and $1,368,000, respectively, in interest income.

(c)                                  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(d)                                 Intangible Assets

The Company’s intangible assets consist of advertising lists.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  These advertising lists are amortized over six years on an accelerated basis.  The weighted-average useful life of other intangible assets was 69 months as of September 30, 2007.

We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

(e)                                  Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $817,000 and $752,000 as of September 30, 2007 and June 30, 2007, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $428,000 and $388,000 as of September 30, 2007 and June 30, 2007, respectively, for estimated losses resulting from various legal proceedings against the Company.  Attorney fees associated with the various legal proceedings are expensed as incurred.  Other key estimates are discussed elsewhere in these notes to the condensed consolidated financial statements.

(f)                                    Revenue Recognition

Product and Other Revenue

The Company sells licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a license, a password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

Cash sales of SOS licenses and other products are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.  Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2) requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.   Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

Fees collected for services, including customer support, website access, and website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs manage phone menus, voicemail, email, and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

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

(f)                                    Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2007 and 2006 were approximately $7,755,000 and $6,016,000, respectively.  As of September 30, 2007 and June 30, 2007, the Company recorded approximately $5,277,000 and $2,321,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.  Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

(g)                                 Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant of up to 3,000,000 shares to eligible employees, consultants and directors of stock options and other share-based awards.

The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS No. 123 (R)) using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The following table summarizes the statement of operations effect of SFAS No. 123(R) for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per share data)
Stock-based compensation expense recognized:

Cost of revenue	$57	$21
Research and development	85	47
Selling and marketing	68	27
General and administrative	543	445
Total stock-option compensation expense recognized	753	540
Related deferred income tax benefit	(291)	(205)

Net stock-based compensation expense	$462	$335

Impact on basic net income per common share	$(0.04)	$(0.03)
Impact on diluted net income per common share	$(0.04)	$(0.03)

The Company granted 231,000 and 207,500 options during the three months ended September 30, 2007 and 2006, respectively.  The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options granted during the three months ended September 30, 2007 and 2006 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,
	2007	2006

Weighted-average fair value of options granted	$11.17	$7.16
Expected volatility	67%	78%
Expected life (in years)	3.29	3.16
Risk-free interest rate	4.83%	5.16%
Expected dividend yield	1.64%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of options granted is based on the Company’s historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  On September 5, 2007, the Company announced an $0.11 per share quarterly dividend.  From March 7, 2007 to September 5, 2007, the Company paid a $0.10 per share quarterly dividend.

The following tables summarize stock option activity during the three months ended September 30, 2007:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at June 30, 2007	805,806	$10.06
Granted	231,000	24.43
Exercised	(16,831)	7.09		$258
Forfeited	(22,812)	11.52

Outstanding at September 30, 2007	997,163	$13.41	4.24 years	$9,888

Options vested and exercisable at September 30, 2007	577,556	$10.15	3.34 years	$7,517

The following table summarizes the nonvested shares as of September 30, 2007 and the changes during the three months ended September 30, 2007:

			Weighted-Average
		Weighted-Average	Remaining Years
	Options	Grant Date Fair Value	To Vest

Nonvested before July 1, 2007	289,512	$6.74
Granted	231,000	11.17
Forfeited	(22,812)	6.34
Vested	(78,093)	7.97

Nonvested as of June 30, 2007	419,607	$8.97	2.45 years

The following tables summarize stock option activity during the three months ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Average Intrinsic Value
				(in thousands)
Outstanding at July 1, 2006	984,551	$10.75
Granted	207,500	13.00
Exercised	(27,897)	3.81		$284
Forfeited	(1,063)	7.27

Outstanding at September 30, 2006	1,163,091	$11.32	4.37 years	$7,032

Options vested and exercisable at September 30, 2006	709,418	$12.26	3.84 years	$5,152

The following table summarizes the nonvested shares as of September 30, 2006 and the changes during the three months ended September 30, 2006:

			Weighted-Average
		Weighted-Average	Remaining Years
	Options	Grant Date Fair Value	To Vest

Nonvested before July 1, 2006	350,623	$4.12
Granted	207,500	7.16
Forfeited	—	—
Vested	(104,450)	4.57

Nonvested as of September 30, 2006	453,673	$4.12	2.31 years

As of September 30, 2007, the total future compensation cost related to nonvested options not yet recognized in the statement of operations was approximately $3,585,000 and the weighted-average period over which these awards are expected to be recognized was approximately 18 months.

(h)                                 Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, the Company increased its existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders’ equity.  As of July 1, 2007, the Company had no unrecognized tax benefits.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States (1)	2005	2004, 2006-2007
United Kingdom	N/A	2004-2006
Canada (1)	N/A	2004-2006
Australia	N/A	2004-2006

(1) Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

Based on the outcome of this examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of September 30, 2007. In addition, the outcome of this examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax audit currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of this examination during the quarter ended September 30, 2007.

Estimated interest and penalties related to the underpayment, or late payment, of income taxes are classified as a component of the income tax (provision) benefit in the condensed consolidated statements of operations, and were insignificant for the three months ended September 30, 2007. Accrued interest and penalties were $147,000 as of each of September 30, 2007 and June 30, 2007.

(3)                                 Dividends

On September 5, 2007, the Company increased its quarterly cash dividend to $0.11 per common share.  The quarterly dividend was paid to stockholders of record as of September 20, 2007 and was paid on September 28, 2007.

(4)                                 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. The following table sets forth the computation of basic and diluted net income per common share for the three months ended September 30, 2006:

2006

Net income (in thousands)	$2,328

Weighted-average shares outstanding:
Basic	12,366,479
Stock options	507,310

Diluted	12,873,789
Net income per common share:
Basic	$0.19
Diluted	$0.18

Diluted net loss per common share for the three months ended September 30, 2007 is the same as basic net loss per common share because the common share equivalents were anti-dilutive.  Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three months ended September 30, 2007 totaled 997,163.

(5)                                 Income Taxes

During the three months ended September 30, 2007 and 2006, the Company recorded an income tax benefit (provision) of $238,000 and ($1,560,000), respectively.  For the three months ended September 30, 2007, the effective tax rate was impacted by nondeductible business meals and entertainment expense, as well as nondeductible expense recognized under the provisions of SFAS No. 123(R) for stock options.

(6)                                 Commitments and Contingencies

Advertising Commitments

In July 2007, the Company entered into several new multiyear advertising commitments which require total cash payments of approximately $1,000,000 over a three-year period.

Legal Proceedings

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff.

On September 19, 2007, the Company and the Plaintiffs entered into a Memorandum of Understanding (MOU) regarding settlement of all claims in the Litigation.  The Company and the Plaintiffs have notified the Court of the MOU and will be filing a stipulation of settlement seeking Court approval of the terms. The MOU provides, in part, that: (i) within fifteen (15) business days following the Court’s preliminary approval of the settlement, Defendants and/or their insurers shall pay $2,800,000 to the Plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) the Court order will include a provision dismissing the Company and individual Defendants from the Litigation with prejudice; (iii) the Court order will include a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual Defendants arising out of, or based upon, or related to the facts alleged in the Complaint or that could have been alleged in the Litigation; (iv) the Company and individual Defendants shall assign to the Plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v)  the Company and individual Defendants shall cooperate with the Plaintiffs in the continuing prosecution of the Litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the Plaintiffs. The failure of the Court to approve the terms, or the parties not abiding by the terms of the MOU, will render the settlement ineffective and without any effect.  A preliminary court order in state court accepting the settlement of all of the derivative claims pending in state and federal court in Utah against the Company’s current and former officers and directors has been filed.  The settlement of the derivative claims provides for the Company to receive a payment of $3,300,000 in insurance proceeds, which will be used by the Company to fund the settlements ($500,000 will fund derivative counsel attorney fees and $2,800,000 to pay the class action settlement). After a final order in both the derivative actions and the class action litigation, the Company has agreed to certain corporate governance measures, most of which have already been adopted, and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.  No hearing date has been set by the court in the class action settlement.  The Company has accrued for the $3,300,000 settlement payments in “accrued expenses and other” and recorded a $3,300,000 receivable from insurance proceeds in “prepaid expenses and other.”

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the Division) served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act). A two-day administrative proceeding was held which commenced on March 27, 2007. On May 25, 2007, the Division entered an Order of Adjudication (Order). The Order was based upon proposed finding of facts and conclusions that the Company sells an assisted marketing plan (Business Opportunity) which was commenced in the State without filing the required information with the Division. The Company contends that it is not a seller of Business Opportunities, and further that it is not subject to regulation by the Division. The Company filed notice of its intent to seek review of and/or appeal the Order within the Division.  The Company continued during the pendency of the action to attempt to resolve outstanding issues.  On October 24, 2007, the Company and the Division entered into a settlement agreement (Settlement). In the Settlement, the Division agreed to withdraw the petition which claimed the Company was required to register as a Business Opportunity and to vacate the Order. The Company agreed to withdraw its petition with the Department of Commerce to review the action by the Division. The Settlement requires certain disclosures on the part of the Company which are intended to clarify its business practices. The Settlement does not require the Company to register as a Business Opportunity or make disclosures required under the Disclosure Act, particularly earnings of its customers, which the Company does not have access to or the ability to provide.

On October 9, 2007, The Federal Court of Australia New South Wales District Registry set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company.  The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia, (ii) failing to provide copies of tapes of seminars to the ACCC which were requested, (iii) failing to notify purchasers of the three-day cooling off period (right to rescind) and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company.  Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. The Company did not cancel any scheduled workshops. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court order could be deemed contempt. The Court has not scheduled a final hearing on the ACCC’s request to require disclosures permanently or the claim of the ACCC for fees and damages. The Company is not precluded from conducting business in Australia.

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it had reasons to believe the Company may have engaged in unfair business practices.  On October 26, 2007, the Company and the State of Louisiana entered into an Assurance of Voluntary Compliance. In the Assurance of Voluntary Compliance, the Company agreed to make certain disclosures regarding the software sold by the Company. The Company also agreed to make certain disclosures related to sales representations made by the Company. There was no requirement to register as a “business opportunity”. The Company expressly denied any wrongdoing.  The Company agreed to make certain refunds and a payment to the Louisiana Department of Justice Consumer Enforcement and Education Fund.  The total amount paid by the Company was $75,000.  The Settlement does not otherwise restrict the Company from doing business in Louisiana.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company.  The complaint seeks an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code.  The action further alleges that the Company failed to abide by the terms of a previous order by failing to register under the SAMP Act. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the State’s lawsuit is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable,  (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm.  The Company is unaware of any customer complaints which have been received by either the District Attorney or the Office of the Attorney General. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company.  The preliminary injunction requires the Company to register under the SAMP Act in order to engage in certain sales in the State of California until the case is resolved. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.  The Appeals Court, however, denied that petition.  The Court has not yet scheduled a trial date and the parties are, at present, engaging in discovery.  The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State of California in 2006. The Company further expects to present evidence that the issues raised by the State of California would not require the Company to register under the SAMP Act.

In addition to the foregoing proceedings, from time to time the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.   The Company responds to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of its business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date the Company has been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007 and elsewhere in this report.  Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.  When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly owned subsidiaries.

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware and is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants.  Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support.  Our strategic vision is to remain an eCommerce provider focused on our target market.  We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, Singapore, and Malaysia.

We have experienced significant growth in the operations of our business during the past several years.    The following discussion further expands on these trends and the anticipated effects of changes in our business model.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by U.S. generally accepted accounting principles (US GAAP) and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our core business during the first fiscal quarter were lower than revenues in our second, third and fourth fiscal quarters. We believe this to be attributable to summer vacations that occur during our first fiscal quarter.

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the state of California until, among other things, we register under the California Seller Assisted Marketing Plans Act.  A more detailed explanation of this proceeding is contained in “Legal Proceedings” within this document.

Common Stock Purchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock.  During the quarter ended September 30, 2007, the Company purchased 165,607 shares of the Company’s common stock for $2,942,000.

Dividends

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share.  In September 2007, the board of directors increased the quarterly cash dividend to $0.11 per common share.

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

Revenue Recognition

Product and Other Revenue

The Company sells licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet workshops, they receive a license, a password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to complete the construction of their websites.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

Cash sales of SOS licenses and other products are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which occurs three days after the licenses and products are delivered.

Fees for SOS licenses sold under extended payment term arrangements (EPTAs) are recognized as revenue as cash payments are received from the customer and not at the time of sale.  Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.   Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

Fees collected for services, including customer support, website access, and website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs manage phone menus, voicemail, email, and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

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

Allowance for Doubtful Accounts

Since 1999, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Internet training workshops.  The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-term trade receivable balances in the condensed consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, and tax credit carryforwards.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues

Revenues for the three months ended September 30, 2007 increased to $32,462,000 from $29,009,000 for the three months ended September 30, 2006, an increase of 12%.  Product and other revenue decreased to $24,907,000 for the three months ended September 30, 2007 from $25,445,000 for the three months ended September 30, 2006, a decrease of 2%.

The decrease in product and other revenue during the fiscal 2008 first quarter (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the following factors.  The average number of “buying units” in attendance at our workshops during the current quarter was 91, compared to 94 in the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our selling and marketing activities known as our “Preview” seminars discussed in Selling and Marketing below.  Approximately 26% of the buying units made a purchase at the workshops during the current quarter, which is comparable to the prior year quarter.  Purchases under EPTAs as a percentage of total workshop purchases were 50% in the current quarter compared to 39% in the prior year quarter.  The average workshop purchase during the current quarter was $5,100 compared to $5,400 in the prior year quarter.  We believe the increase in percentage of purchases under EPTAs and decrease in average workshop purchase is partly attributable to macro-economic credit concerns.  The deterioration in the aforementioned factors was partially offset by an increase in the number of Internet training workshops conducted.  Internet training workshops conducted during the current quarter increased to 291 (including 13 that were held outside the United States) compared to 243 (including 21 that were held outside the United States) during the prior year quarter, an increase of 20%.

We conducted 26 workshops during the last three business days of September 2007.  Consequently, $1,527,000 of cash sales were deferred and recognized in October 2007.  Additionally, the related costs of revenue totaling $300,000 and the related selling and marketing expenses totaling $1,072,000 were recognized in October 2007.  We conducted 13 workshops during the last three business days of June 2007.  Consequently, $804,000 of cash sales were deferred and recognized in July 2007.  Additionally, the related costs of revenue totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007.

We conducted 18 workshops during the last three business days of September 2006.  Consequently, $1,540,000 of cash sales were deferred and recognized in October 2006.  Additionally, the related costs of revenue totaling $237,000 and the related selling and marketing expenses totaling $450,000 were recognized in October 2006.  We conducted 2 workshops during the last three business days of June 2006.  Consequently, $54,000 of cash sales were deferred and recognized in July 2006.  Related costs of revenue and selling and marketing expense were not significant for these two events.

	2007	2006
	(in thousands)
Deferred revenue, beginning of period	$42,455	$28,757

Add: Cash product sales during the last three business days of September	1,527	1,540
Less: Cash product sales during the last three business days of June	(804)	(54)

Remaining net change in deferred revenue	2,402	1,946
Deferred revenue, end of period	$45,580	$32,189

Commission and other revenue increased to $7,555,000 in the current quarter compared to $3,564,000 in the prior year quarter, an increase of 112%.  The increase was primarily attributed to the Company’s decision in August 2006 to delay third-party entities from contacting our customers for a period of 45 days following the sale of the initial software license which negatively impacted commission and other revenue during the prior year quarter.  The Company made the decision to delay third-party entities from contacting our customers as part of the Company’s continued effort to enhance the customer’s experience.

Net Dollar Volume of Contracts Written

Sales of products purchased by customers under extended payment term arrangements are deferred and recognized as revenue as cash payments are received from customers, typically over two years.  Furthermore, because of the inconsistency in the number of workshops conducted during the last three business days during each fiscal quarter and due to the fact that revenue is not recognized for sales at workshops conducted during the last three business days of each fiscal quarter, management believes that the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and the amount of customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended September 30, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2007	2006
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$32,462	$29,009
Add: Cash product sales during the last three business days of September	1,527	1,540
Less: Cash product sales during the last three business days of June	(804)	(54)
Remaining net change in deferred revenue	2,402	1,946
Net Dollar Volume of Contracts Written, non-GAAP	$35,587	$32,441

Net Dollar Volume of Contracts Written during the current quarter increased 10% from the prior year quarter.  The increase is primarily attributable to the increase in other recurring and residual revenues from customers and other third parties in commission and other revenue, partially offset by the decrease in product and other revenue.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter increased to $11,704,000 from $9,208,000 during the prior year quarter, an increase of 27%.  The increase in cost of revenue is primarily attributable to the increase in the number of Internet workshops conducted during the current quarter.  Additionally, cost of revenue increased as a result of higher travel costs.    Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $18,210,000 from $12,752,000 in the prior year quarter, an increase of 43%.  The increase in selling and marketing expenses is primarily attributable to the lower response rates to our selling and marketing activities known as our “Preview” seminars.  Consequently, during the quarter, fewer buying units attended our internet training workshops where we sell our software.  Additionally, selling and marketing expenses increased as a result of higher travel costs.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $5,479,000 from $4,308,000 in the prior year quarter, an increase of 27%.  The increase is attributable to an increase in operations, which contributed to an overall increase in salaries and wages of $492,000.  The increase is also attributable to increased financial servicing fees of $376,000 as a result of the increase in collections on trade receivables.  The remaining increase in general and administrative expenses is attributable to an increase in other corporate expenses, including expense recognized for stock options granted to directors and employees.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate.  Interest income for the current quarter was $2,335,000, compared to $1,368,000 in the prior year quarter, an increase of 71%.  The increase is attributable to the fact we have retained all of our trade receivables since our last sale of domestic trade receivables in August 2005.

Liquidity and Capital Resources

Working Capital

As of September 30, 2007, we had working capital of $31,110,000 compared to $35,755,000 as of June 30, 2007.  As of September 30, 2007, we had working capital, excluding deferred revenue, of $64,500,000 compared to $66,053,000 as of June 30, 2007.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the purchase of our common stock and the payment of dividends to our stockholders during the three months ended September 30, 2007. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of September 30, 2007, we had $32,947,000 of cash and cash equivalents compared to $36,859,000 as of June 30, 2007.  During the three months ended September 30, 2007 and 2006, we generated positive cash flows from operating activities of $426,000 and $2,952,000, respectively. During the three months ended September 30, 2007 and 2006, we used cash of $4,078,000 and $1,414,000, respectively in financing activities, primarily for the purchase of our common stock and payment of dividends to stockholders.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $28,927,000 as of September 30, 2007 compared to $26,814,000 as of June 30, 2007.  Long-term trade receivables, net of allowance for doubtful accounts, were $12,009,000 as of September 30, 2007 compared to $12,096,000 as of June 30, 2007.  We offer our customers a 24-month installment contract as a payment option. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

In August 2005, we sold, without recourse, our receivables held for sale of $14,006,000 for the net carrying amount.  Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of our trade receivables to third-party financial institutions for cash.  Beginning in May 2004, we stopped selling trade receivables with recourse rights and since August 2005, we have not sold any of our trade receivables.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.  In the future, we may evaluate agreements with third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of September 30, 2007 totaled $5,710,000, compared to $3,174,000 as of June 30, 2007. Our accounts payable as of September 30, 2007 were generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet training workshops in the form of cash, credit card, or EPTAs.  Historically, we sold for cash a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash flow management and liquidity purposes, although we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.  See “Trade Receivables” for further information.

Capital

As of September 30, 2007, total stockholders’ equity was $40,085,000, down 10% from $44,408,000 at June 30, 2007.  In addition to a net loss of $800,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2008 included the purchase of $2,942,000 of the Company’s common stock, $754,000 in expense for options granted, $180,000 in common stock issued upon exercise of stock options, a $199,000 cumulative effect adjustment upon adoption of the provisions of FIN 48, and $1,316,000 in declared common stock dividends.

During the three months ended September 30, 2007, the Company paid a cash dividend of $0.11 per common share.  The dividend was paid to stockholders of record as of September 20, 2007. As the Company experienced a net loss for the three months ended September 30, 2007, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock.  During the three months ended September 30, 2007, we paid $2,942,000 to purchase 165,607 shares of the Company’s common stock.  The Company expects to continue to purchase common stock over the next two years but may suspend or discontinue purchasing the common stock at any time.  The common stock that was acquired by the Company was retired.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.  We do not believe that these operating leases are material to our current or future financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, we increased our existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders’ equity.  As of July 1, 2007, we had no unrecognized tax benefits.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States (1)	2005	2004, 2006-2007
United Kingdom	N/A	2004-2006
Canada (1)	N/A	2004-2006
Australia	N/A	2004-2006

(1) includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of this examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of September 30, 2007. In addition, the outcome of this examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax audit currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of this examination during the quarter ended September 30, 2007.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the condensed consolidated statements of operations, and were insignificant for the three months ended September 30, 2007. Accrued interest and penalties were $147,000 as of each of September 30, 2007 and June 30, 2007.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The discussions of our pending legal proceedings in this Form 10-A also contain forward-looking statements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

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

•                  Our expectations regarding whether we will sell trade receivables;

•                  Our expectations regarding previously reported uncertain tax positions;

•                  Or expectation that we will continue to purchase our common stock; and

•                  Our expectations regarding the outcome of our litigation.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described in “Part I, Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2007 (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, we had approximately $32,947,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the three months ended September 30, 2007, our interest income would have decreased by approximately $41,000, assuming consistent levels of interest-bearing instruments.

As of September 30, 2007, we had approximately $5,298,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2007 and 2009.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates.  If overall foreign currency exchange rates had fallen by 1% as of September 30, 2007, our net trade receivable balance would have decreased by approximately $53,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation is intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation are expected to be completed during calendar 2007.  Other than the change above, no other changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman on behalf of himself and all others similarly situated against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead Plaintiff.

On September 19, 2007, the Company and the Plaintiffs entered into a Memorandum of Understanding (MOU) regarding settlement of all claims in the Litigation.  The Company and the Plaintiffs have notified the Court of the MOU and will be filing a stipulation of settlement seeking Court approval of the terms. The MOU provides, in part, that: (i) within fifteen (15) business days following the Court’s preliminary approval of the settlement, Defendants and/or their insurers shall pay $2,800,000 to the Plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) the Court order will include a provision dismissing the Company and individual Defendants from the Litigation with prejudice; (iii) the Court order will include a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual Defendants arising out of, or based upon, or related to the facts alleged in the Complaint or that could have been alleged in the Litigation; (iv) the Company and individual Defendants shall assign to the Plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v)  the Company and individual Defendants shall cooperate with the Plaintiffs in the continuing prosecution of the Litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the Plaintiffs. The failure of the Court to approve the terms, or the parties not abiding by the terms of the MOU, will render the settlement ineffective and without any effect.  A preliminary court order in state court accepting the settlement of all of the derivative claims pending in state and federal court in Utah against the Company’s current and former officers and directors has been filed.  The settlement of the derivative claims provides for the Company to receive a payment of $3,300,000 in insurance proceeds, which will be used by the Company to fund the settlements ($500,000 will fund derivative counsel attorney fees and $2,800,000 to pay the class action settlement). After a final order in both the derivative actions and the class action litigation, the Company has agreed to certain corporate governance measures, most of which have already been adopted, and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.  No hearing date has been set by the court in the class action settlement.  The Company has accrued for the $3,300,000 settlement payments in “accrued expenses and other” and recorded a $3,300,000 receivable from insurance proceeds in “prepaid expenses and other.”

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the Division) served an Administrative Citation (the Citation) seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the Disclosure Act). A two-day administrative proceeding was held which commenced on March 27, 2007. On May 25, 2007, the Division entered an Order of Adjudication (Order). The Order was based upon proposed finding of facts and conclusions that the Company sells an assisted marketing plan (Business Opportunity) which was commenced in the State without filing the required information with the Division. The Company contends that it is not a seller of Business Opportunities, and further that it is not subject to regulation by the Division. The Company filed notice of its intent to seek review of and/or appeal the Order within the Division.  The Company continued during the pendency of the action to attempt to resolve outstanding issues.  On October 24, 2007, the Company and the Division entered into a settlement agreement (Settlement). In the Settlement, the Division agreed to withdraw the petition which claimed the Company was required to register as a Business Opportunity and to vacate the Order. The Company agreed to withdraw its petition with the Department of Commerce to review the action by the Division. The Settlement requires certain disclosures on the part of the Company which are intended to clarify its business practices. The Settlement does not require the Company to register as a Business Opportunity or make disclosures required under the Disclosure Act, particularly earnings of its customers, which the Company does not have access to or the ability to provide.

On October 9, 2007, The Federal Court of Australia New South Wales District Registry set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company.  The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia, (ii) failing to provide copies of tapes of seminars to the ACCC which were requested, (iii) failing to notify purchasers of the three-day cooling off period (right to rescind) and (iv) failing to provide certain disclosures relating to the software which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company.  Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. The Company did not cancel any scheduled workshops. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court order could be deemed contempt. The Court has not scheduled a final hearing on the ACCC’s request to require disclosures permanently or the claim of the ACCC for fees and damages. The Company is not precluded from conducting business in Australia.

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it had reasons to believe the Company may have engaged in unfair business practices.  On October 26, 2007, the Company and the State of Louisiana entered into an Assurance of Voluntary Compliance. In the Assurance of Voluntary Compliance, the Company agreed to make certain disclosures regarding the software sold by the Company. The Company also agreed to make certain disclosures related to sales representations made by the Company. There was no requirement to register as a “business opportunity”. The Company expressly denied any wrongdoing.  The Company agreed to make certain refunds and a payment to the Louisiana Department of Justice Consumer Enforcement and Education Fund.  The total amount paid by the Company was $75,000.  The Settlement does not otherwise restrict the Company from doing business in Louisiana.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company.  The complaint seeks an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code.  The action further alleges that the Company failed to abide by the terms of a previous order by failing to register under the SAMP Act. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the State’s lawsuit is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable,  (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm.  The Company is unaware of any customer complaints which have been received by either the District Attorney or the Office of the Attorney General. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company.  The preliminary injunction requires the Company to register under the SAMP Act in order to engage in certain sales in the State of California until the case is resolved. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.  The Appeals Court, however, denied that petition.  The Court has not yet scheduled a trial date and the parties are, at present, engaging in discovery.  The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State of California in 2006. The Company further expects to present evidence that the issues raised by the State of California would not require the Company to register under the SAMP Act.

In addition to the foregoing proceedings, from time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate.  These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.   We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation.  There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation.  To date we have been able to resolve these matters on a mutually satisfactory basis.  However, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.

We also are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.  We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

Item 1A.   Risk Factors

There are many risk factors that affect our business and the results of our operations, many of which are beyond our control.  Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A.  Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.  During the period covered by this report, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 The Company has a share purchase program that authorizes it to purchase shares of its common stock in order to distribute cash to stockholders. The aggregate dollar amount originally authorized for purchase was $20,000,000 through September 2009.  In September 2007, the Company’s Board of Directors authorized the purchase of an additional $50,000,000 of the Company’s common stock through September 2012.  The following are details of purchases under this program for the three-month period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from July 1, 2007 through July 31, 2007	N/A	N/A	N/A	$6,255,000
Purchases from August 1, 2007 through August 31, 2007	53,700	$17.99	53,700	$5,289,000
Purchases from September 1, 2007 through September 30, 2007	111,907	$17.66	111,907	$53,313,000
Total	165,607	$17.77	165,607	$53,313,000

(a) All shares were purchased in open-market transactions.  The Company’s share purchase program was originally announced on September 5, 2006.  On September 4, 2007, the Company’s Board of Directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.

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

iMergent, Inc.

November 6, 2007	By:	/s/	Donald L. Danks
Donald L. Danks
Chief Executive Officer

November 6, 2007	By:	/s/	Robert M. Lewis
Robert M. Lewis
Chief Financial Officer