Form 10-Q
period 2007-12-31
IMERGENT INC
filed 2008-02-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 001-32277

iMergent, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

754 E. Technology Avenue Orem Utah 84097	84097
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 11,498,571.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	December 31, 2007	June 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$29,476	$36,859
Trade receivables, net of allowance for doubtful accounts of $13,235 as of December 31, 2007 and $11,904 as of June 30, 2007	30,190	26,814
Note receivable	1,030	1,000
Income taxes receivable	--	295
Inventories	432	427
Deferred income tax assets	5,334	6,349
Prepaid expenses and other	6,520	4,156
Total Current Assets	72,982	75,900
Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $5,039 as of December 31, 2007 and $5,610 as of June 30, 2007	11,220	12,096
Property and equipment, net	1,720	1,786
Deferred income tax assets	4,858	4,387
Intangible assets	1,137	1,276
Merchant account deposits and other	700	765
Total Assets	$93,117	$96,710
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,302	$3,174
Accrued expenses and other	7,200	4,749
Income taxes payable	116	1,924
Deferred revenue, current portion	33,453	30,298
Total Current Liabilities	45,071	40,145
Deferred revenue, net of current portion	11,491	12,157
Other	213	--
Total Liabilities	56,775	52,302
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	--	--
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,632,131 shares outstanding as of December 31, 2007 and 12,106,707 shares outstanding as of June 30, 2007	12	12
Additional paid-in capital	59,477	68,190
Accumulated deficit	(23,,147)	(23,794)
Total Stockholders' Equity	36,342	44,408
Total Liabilities and Stockholders' Equity	$93,117	$96,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Product and other	$30,618	$29,821	$55,525	$55,134
Commission and other	8,298	5,854	15,854	9,550
Total revenues	38,916	35,675	71,379	64,684
Operating expenses:
Cost of product and other revenues	12,281	11,375	23,985	20,684
Selling and marketing	20,985	15,331	39,196	28,249
General and administrative	5,280	3,833	10,758	7,874
Research and development	513	253	992	488
Total operating expenses	39,059	30,792	74,931	57,295
Income (loss) from operations	(143)	4,883	(3,552)	7,389
Other income (expense):
Interest income	2,365	1,628	4,699	2,995
Interest expense	-	(1)	-	(3)
Other income, net	269	5	306	21
Total other income, net	2,634	1,632	5,005	3,013
Income before income tax benefit (provision)	2,491	6,515	1,453	10,402
Income tax benefit (provision)	(844)	5,188	(607)	3,629
Net income	$1,647	$11,703	$846	$14,031
Net income per common share:
Basic	$0.14	$0.95	$0.07	$1.13
Diluted	$0.14	$0.90	$0.07	$1.07
Dividends per common share:
Basic	$0.11	-	$0.22	$-
Diluted	$0.11	$-	$0.22	$-
Weighted average common shares
outstanding:
Basic	11,855,533	12,365,203	11,960,303	12,365,841
Diluted	12,015,048	13,061,113	12,119,818	13,060,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2007

(Dollars in thousands)

(unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Capital		Deficit	Equity
Balance, July 1, 2007	12,106,707	$12	$68,190		$(23,794)	$44,408
Cumulative effect adjustment (FIN 48)	-	-	-		(199)	(199)
Expense for options granted to employees	-	-	1,201		-	1,201
Common stock issued upon exercise of options
and related income tax benefit	16,831	-	180		-	180
Repurchase of common stock	(491,407)	-	(7,484)		-	(7,484)
Cash dividends paid	-	-	(2,610)		-	(2,610)
Net income	-	-	-		846	846
Balance, December 31, 2007	11,632,131	$12	$59,477	$	$ (23,147)	$36,342

The accompanying notes are an integral part of this condensed consolidated financial statement.

iMERGENT, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
Increase (decrease) in cash and cash equivalents	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$846	$14,031
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	580	260
Expense for stock options issued to employees	1,201	1,387
Expense for stock options issued to consultants	-	34
Changes in assets and liabilities:
Trade and note receivables	(2,530)	(8,536)
Inventories	(5)	(34)
Income taxes receivable	295	-
Prepaid expenses and other	(2,364)	12
Merchant account deposits and other	65	144
Deferred income tax assets	544	(3,910)
Other long-term liabilities	14	-
Accounts payable, accrued expenses and other liabilities	3,091	(1,049)
Deferred revenue	2,489	5,368
Income taxes payable	(1,808)	344
Net cash provided by operating activities	2,418	8,051
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(375)	(513)
Net cash used in investing activities	(375)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(6,996)	(1,566)
Proceeds from exercise of stock options and related tax benefit	180	1,188
Principal payments on capital lease obligations	-	(42)
Dividend payments	(2,610)	-
Net cash used in financing activities	(9,426)	(420)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,383)	7,118
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	36,859	30,023
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$29,476	$37,141
Supplemental disclosures of non-cash transactions:
Repurchase of common stock included in accrued liabilities	$488	$-
Cash paid during the year for:
Interest	-	3
Income taxes	1,773	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)

Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to condensed consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned subsidiaries.  The Company is an eServices company which provides eCommerce technology, training and a variety of web-based technologies and resources to small businesses and entrepreneurs.  The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate; however, actual collections may differ materially from the Company’s expectations.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue, but do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.  For the three months ended December 31, 2007 and 2006, the Company recognized $2,365,000 and $1,628,000, respectively, in interest income. For the six months ended December 31, 2007 and 2006, the Company recognized $4,699,000 and $2,995,000, respectively, in interest income.

 (c)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(d)

Intangible Assets

The Company’s intangible assets consist of advertising lists.  The identifiable intangible assets are recorded at the lower of their discounted future cash flow projections or the amount that was paid for them in an arm’s length transaction.  These advertising lists are being amortized over six years on an accelerated basis.  The weighted-average useful life of the intangible assets was 66 months as of December 31, 2007.

The Company periodically reviews the estimated useful lives of its intangible assets and reviews those assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying amount over the fair value of the asset.

(e)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded a liability of approximately $527,000 and $752,000 as of December 31, 2007 and June 30, 2007, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities.  The Company has recorded a liability of approximately $458,000 and $388,000 as of December 31, 2007 and June 30, 2007, respectively, for estimated losses resulting from various legal proceedings against the Company.  In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liability recorded.  Attorney fees associated with the various legal proceedings are expensed as incurred.  Other key estimates are discussed elsewhere in these notes to the condensed consolidated financial statements.

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

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

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

(g)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended December 31, 2007 and 2006 were approximately $10,655,000 and $8,055,000, respectively, and for the six months ended December 31, 2007 and 2006 were approximately $18,367,000 and $13,622,000, respectively.  As of December 31, 2007 and June 30, 2007, the Company recorded approximately $1,865,000 and $2,321,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(h)

Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant of up to 3,000,000 shares to eligible employees, consultants and directors of stock options and other share-based awards.

The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The following table summarizes the statement of operations effect of SFAS No. 123(R) for the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Stock-based compensation expense recognized:	(Dollars in thousands, except per share data)
Cost of revenue	$57	$21	$115	$42
Research and development	81	47	166	94
Selling and marketing	68	27	137	53
General and administrative	240	752	783	1,198
Total stock-based compensation expense recognized	446	847	1,201	1,387
Related deferred income tax benefit	(172)	(322)	(462)	(527)
Decrease in net income	$274	$525	$739	$860
Reduction in basic net income per common share	$0.02	$0.04	$0.06	$0.07
Reduction in diluted net income per common share	$0.02	$0.04	$0.06	$0.07

The Company granted 0 and 231,000 options during the three and six months ended December 31, 2007, respectively.  The Company granted 40,000 and 247,500 options during the three and six months ended December 31, 2006, respectively.  The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the three and six months ended December 31, 2007 and 2006, using the Black-Scholes option-pricing model were, as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Weighted average fair value of options granted	N/A	$12.80	$11.17	$8.08
Expected volatility	N/A	78.00%	67.00%	78.00%
Expected life (in years)	N/A	3.00	3.29	3.13
Risk-free interest rate	N/A	4.69%	4.83%	5.06%
Expected dividend yield	N/A	0.00%	1.64%	0.00%

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

The following tables summarize stock option activity during the three months ended December 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of October 1, 2007	997,163	$13.41
Granted	-	-
Exercised	-	-		$-
Forfeited / Cancelled	(14,061)	24.43
Outstanding as of December 31, 2007	983,102	13.25	3.69 years	2,428
Options vested and exercisable as of December 31, 2007	628,272	$10.54	2.84 years	$2,261

The following table summarizes the nonvested shares as of December 31, 2007 and the changes during the three months ended December 31, 2007:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Year To Date

Nonvested before October 1, 2007	419,607	$8.97
Grant	-	-
Forfeited	(14,061)	12.13
Vested	(50,716)	7.64
Nonvested as of December 31, 2007	354,830	$9.04	2.21 years

The following table summarizes stock option activity during the six months ended December 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2007	805,806	$10.06
Granted	231,000	24.43
Exercised	(16,831)	7.09		$61
Forfeited / Cancelled	(36,873)	16.45
Outstanding as of December 31, 2007	983,102	13.25	3.69 years	$2,428

Options vested and exercisable as of December 31, 2007	628,272	$10.54	2.84 years	$2,261

The following table summarizes the nonvested shares as of December 31, 2007 and the changes during the six months ended December 31, 2007:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years To Vest

Nonvested before July 1, 2007	289,512	$6.74
Granted	231,000	11.17
Forfeited	(36,873)	8.55
Vested	(128,809)	7.84
Nonvested as of December 31, 2007	354,830	$9.04	2.21 years

The following tables summarize stock option activity during the three months ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of October 1, 2006	1,160,841	$11.32
Granted	40,000	23.90
Exercised	(142,469)	7.59		$2,998
Forfeited / Cancelled	-	-
Outstanding as of December 31, 2006	1,058,372	12.30	4.13 years	20,025

Options vested and exercisable as of December 31, 2006	669,324	$13.47	3.80 years	$8,882

The following table summarizes the nonvested shares as of December 31, 2006 and the changes during the three months ended December 31, 2006:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years To Vest

Nonvested before October 1, 2006	453,673	$5.40
Granted	40,000	12.80
Forfeited	-
Vested	(104,625)	7.29
Nonvested as of December 31, 2006	389.048	$5.64	2.20 years

The following table summarizes stock option activity during the six months ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2006	984,551	$10.75
Granted	247,500	14.76
Exercised	(170,366)	6.97		$3,691
Forfeited / Cancelled	(3,313)	10.50
Outstanding as of December 31, 2006	1,058,372	12.30	4.13 years	$20,025

Options vested and exercisable as of December 31, 2006	669,324	$13.47	3.80 years	$8,882

The following table summarizes the nonvested shares as of December 31, 2006 and the changes during the six months ended December 31, 2006:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years To Vest

Nonvested before July 1, 2006	350,623	$4.12
Granted	247,500	8.07
Forfeited	(2,062)	6.26
Vested	(207,013)	5.96
Nonvested as of December 31, 2006	389,048	$5.64	2.20 years

As of December 31, 2007, the total future compensation cost related to nonvested options not yet recognized in the condensed consolidated income statement was approximately $2,801,000 and the weighted average period over which these awards are expected to be recognized was 1.37 years.

(h)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, the Company increased its existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders' equity.  As of July 1, 2007, the Company had no unrecognized income tax benefits.

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

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of December 31, 2007. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax audit currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment, or late payment, of income taxes are classified as a component of the income tax (provision) benefit in the condensed consolidated income statements, and were insignificant for the three months ended December 31, 2007. Accrued interest and penalties were $147,000 as of each of December 31, 2007 and June 30, 2007.

(i)

Reclassifications

Dividends that were previously classified as an increase in accumulated deficit in the prior period financial statements have been reclassified as a reduction in additional paid-in-capital to conform to the current year financial statement presentation.  This reclassification did not have any impact on net income, cash flows, total assets, total liabilities, or total stockholders’ equity.

(3)

Dividends

On September 5, 2007, the Company increased its quarterly cash dividend to $0.11 per common share.  The quarterly dividend was paid on December 28, 2007 to stockholders of record as of December 20, 2007.

(4)

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net income (in thousands)	$1,647	$11,703	$846	$14,031

Weighted average shares outstanding:
Basic	11,855,533	12,365,203	11,960,303	12,365,841
Employee stock options	159,515	695,910	159,515	694,255

Diluted	12,015,048	13,061,113	12,119,818	13,060,096
Net income per common share:
Basic	$0.14	$0.95	$0.07	$1.13
Diluted	$0.14	$0.90	$0.07	$1.07

Anti-dilutive stock options excluded from the calculation of diluted net income per common share totaled 525,179 and 62,269 as of December 31, 2007 and December 31, 2006, respectively.

(5)

Income Taxes

For the three months ended December 31, 2007 and 2006, the Company recorded an income tax benefit (provision) of $(844,000) and $5,188,000, respectively.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

(6)

Commitments and Contingencies

Advertising Commitments

In July 2007, the Company entered into several new multi-year advertising commitments which require aggregate cash payments of approximately $1,000,000 over a three-year period.

Legal Proceedings

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB.  Additional complaints were then filed against the Company alleging similar claims.   The court ordered that the cases be consolidated and on November 23, 2005, allowed a “consolidated amended complaint for violation of federal securities laws” against the Company, certain current and former officers, and certain current and former directors, together with the former independent auditors for the Company, Grant Thornton LLP, as defendants. The amended consolidated complaint alleges violations of federal securities laws claiming that the defendants either made or were responsible for making material misleading statements and omissions, providing inaccurate financial information, and failing to make proper disclosures which required the Company to restate its financial results. The suit seeks unspecified damages, including attorneys’ fees and costs. Although this action was determined by the court to be the “consolidated action”, a complaint was filed in October 2005 by Hillel Hyman, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP. This group in subsequent filings refers to itself as the “accounting restatement group” and alleges that it should be determined by the court to be the consolidated plaintiff as it properly alleges a class period consistent with timing necessary to raise a claim based upon the restatement of financial results announced by the Company.  The complaint alleges violations of federal securities laws by the Company and Grant Thornton LLP. The Company disputes the allegations raised in both actions, but has not filed substantive responsive pleadings to the actions. On February 28, 2006, at a “Status Conference” the court determined that the complaint filed by the accounting restatement group should be substituted as the new consolidated amended complaint. On April 3, 2006, the court entered a consent order substituting Mr. Hyman as the lead plaintiff.

On September 19, 2007, the Company and the plaintiffs entered into a Memorandum of Understanding (MOU) regarding settlement of all claims in the litigation.  The Company and the plaintiffs have filed a stipulation of settlement seeking court approval of the terms. The MOU provides, in part, that: (i) within 15 business days following the court’s preliminary approval of the settlement, defendants and/or their insurers shall pay $2,800,000 to the plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) the court order will include a provision dismissing the Company and individual defendants from the litigation with prejudice; (iii) the court order will include a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual defendants arising out of, or based upon, or related to the facts alleged in the complaint or that could have been alleged in the litigation; (iv) the Company and individual defendants shall assign to the  plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v)  the Company and individual defendants shall cooperate with the plaintiffs in the continuing prosecution of the litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the plaintiffs. The failure of the court to approve the terms, or the parties not abiding by the terms of the MOU, will render the settlement without any effect.  The court has preliminarily approved the terms of the proposed settlement and claims forms have been mailed to all affected members of the class.  A final hearing has been scheduled for March 19, 2008.

A preliminary court order in state court accepting the settlement of all of the derivative claims pending in state and federal court in Utah against the Company’s current and former officers and directors has been entered and is subject to approval of the consolidated class action.  The settlement of the derivative claims provides for the Company to receive a payment of $3,300,000 in insurance proceeds, which will be used by the Company to fund the settlements ($500,000 will fund derivative counsel attorney fees and $2,800,000 to pay the class action settlement). After a final order in both the derivative actions and the class action litigation, the Company has agreed to certain corporate governance measures, most of which have already been adopted, and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.  No hearing date has been set by the court in the class action settlement.  The Company has accrued for the $3,300,000 settlement payments in “accrued expenses and other” and recorded a $3,300,000 receivable from insurance proceeds in “prepaid expenses and other.”

On October 9, 2007, The Federal Court of Australia New South Wales District Registry (the “Court”) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company.  The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia, (ii) failing to provide copies of tapes of seminars to the ACCC which were requested, (iii) failing to notify purchasers of the three-day cooling off period (right to rescind) and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company.  Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. The Company did not cancel any scheduled workshops. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court order could be deemed contempt. The parties are now engaging in discovery.  The Court has not scheduled a final hearing on the ACCC’s request to require that the Company make specific additional disclosures to its potential customers or the claim of the ACCC for fees and damages. The Company is not precluded from conducting business in Australia and has held additional seminars.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company.  The complaint seeks an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code.  The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the State of California’s (State’s) lawsuit  is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable,  (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm.  The Company is unaware of any customer complaints which have been received by either the District Attorney or the Office of the Attorney General. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company.  The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.  The Appeals Court, however, denied that petition.  The Company also filed an appeal of the temporary injunction which is pending.  There is no assurance that any appeal will be heard prior to a final hearing on the injunction.  The court has not yet scheduled a trial date and the parties are, at present, engaging in discovery.  The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act and the Company also intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State, nor the business model of the Company, would require the Company to register under the SAMP Act.

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for temporary restraining order, and motion for preliminary injunction against the Company.  The action is entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court.  The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleges unfair and deceptive trade practices.  The actual motion was served on the Registered Agent for the Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007.   The Company on advice of counsel agreed to consent to a preliminary injunction order (the “Order”) with the State of North Carolina. The Order also requires that (i) the Company not market or sell in North Carolina until such time as the Company complies with North Carolina statutes (the Company contends that it is currently not, nor has it ever been, in violation of North Carolina statutes), (ii) the Company issue refunds to North Carolina purchasers for amounts paid to the Company , (iii) the Company pay $10,000 in attorney fees, and (iv) the Company pay $15,000 to the State of North Carolina to be used for the purpose of consumer education, enforcement, or other consumer protection purposes.  The Company has successfully removed the case to the jurisdiction of the North Carolina Business Court. The Company filed a motion to lift the injunction seeking to affirmatively show that the Company does not sell a business opportunity and is in compliance with the statute. After the filing of that motion the State of North Carolina filed a motion seeking to hold the Company in contempt for failing to pay certain claims. The Company has refused to pay certain claims which have demanded monies in excess of what the records of the Company show have been paid; in addition the Company contends it is not obligated to refund monies which have been paid by purchasers to third parties. The Company also contends that the Order entered is ambiguous and that the State of North Carolina’s position is not in compliance with the Order. The Company has provided to its counsel an amount its records support as the amount that should be refunded to be held in trust pending court determination. The court has reserved ruling on the Company’s motion to dissolve the injunction and indicated that it may be too early in the proceeding to rule on such a motion. The court also declined to rule on the contempt citation and instructed the parties to try and resolve the dispute with each other in good faith.

On June 26, 2007, the State of Florida filed an action entitled, State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665.   The complaint alleges violations of the deceptive and unfair trade practices act and seeks to require the Company to register as a seller of business opportunities.  The complaint does not name any allegedly aggrieved purchasers or any parties who may have allegedly been defrauded.   Before the action was filed, the Company had received requests for information relating to only 14 customers over the last three years from the Attorney General of Florida. Nine of those cases had been resolved at that time and the Company was waiting for responses from the Office of the Attorney General on the other five. Before the action was filed, the Company met with the Office of the Attorney General, which stated that it would expect the Company to review the outstanding complaints and resolve those in order to resolve the investigation.  The Company, to the best of its knowledge, has resolved all outstanding complaints in the State of Florida and is currently unaware of any unresolved complaints which the Office of the Attorney General may have.  Prior to the Office of the Attorney General filing this action, the Company had confirmed to the Office of the Attorney General the satisfactory resolution of all customer complaints.  The Company disputes the allegations raised in the action. The Company further disputes that it has any requirement to register as a seller of business opportunities. On January 17, 2008, the Attorney General of the State of Florida filed a notice of Dismissal without Prejudice of that complaint.

On January 18, 2008, the Attorney General of the State of Florida on its web site together with a press release announcing a “new suit” against the Company posted on the State of Florida’s website a complaint captioned, State of Florida Office of the Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc. filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida.  The complaint alleges in two counts violations of the deceptive and unfair trade practices act. The complaint does not include a count alleging sale of a business opportunity but does have a reference that the Company sells “business opportunities” and there is a request to have the Company comply with the business opportunity statute. Since the filing of the initial complaint on June 26, 2007, the Company has been in discussions with the Office of the Attorney General in an attempt to clarify the Company’s business and sales practices including attempting to show (i) that the Company in fact does not sell a business opportunity, (ii) that the initial complaint included wrong parties and (iii) that the business practices of the Company are open, honest and transparent. The discussions to date have not resulted in a settlement that is acceptable to both parties. The Company will attempt to continue engaging in discussions with the Office of the Attorney General, but is prepared to actively and aggressively litigate these allegations first filed on June 26, 2007. The Company continues to vehemently dispute that it has in any manner defrauded any purchaser.  The Company has not yet filed a response to the most recent complaint.

On October 26, 2007, the Company and the State of Louisiana entered into an Assurance of Voluntary Compliance.  In the Assurance of Voluntary Compliance, the Company agreed to make certain disclosures regarding the software sold and sales representation made by the Company.  The Company agreed to make certain refunds and a payment to the Louisiana Department of Justice Consumer Enforcement and Education Fund totaling $75,000.  The Company expressly denied any wrongdoing, was not required to register as a “business opportunity” and is not otherwise restricted from doing business in Louisiana.

On January 7, 2008, the Company was served with a complaint with the caption, Yahoo, Inc, Plaintiff, vs. StoresOnline, Inc., aka StoresOnline.com, Defendant filed in the Third District Court, State of Utah Salt Lake County, and West Jordan Department with a case number Civil No. 070422707. The complaint alleges that the Company has not paid for “certain advertising” services provided by Yahoo, Inc. and claims damages of $238,071. The Company contends that the advertising was not provided and that there is no balance due. It is the intention of the Company to file a motion to dismiss based upon improper venue.

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

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things; we register under the California Seller Assisted Marketing Plans Act.  A more detailed explanation of this proceeding is contained in “Legal Proceedings” within this document.  For the year ended June 30, 2007, sales in California represented approximately 12% of our total revenue.

Reduction in Staff

In December 2007, we reduced our employee base by 20% in an effort to streamline the launch of StoresOnline Express, visit targeted markets less frequently to cultivate greater demand, and reduce overall company expenses.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock.  During the three and six months ended December 31, 2007, the Company purchased 325,800 and 491,407 shares of the Company’s common stock for $4,542,000 and $7,484,000, respectively.

Dividends

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share.  In September 2007, the board of directors increased the quarterly cash dividend to $0.11 per common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.  On a regular basis we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 2 to our condensed consolidated financial statements.  We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.  The impact of these estimates and assumptions on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application.  Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee.  The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years.  The monthly service fee is recognized ratably over the service period.

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

Results of Operations

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Revenues

Revenues for the three months ended December 31, 2007 increased to $38,916,000 from $35,675,000 for the three months ended December 31, 2006, an increase of 9%.  Product and other revenue increased to $30,618,000 for the three months ended December 31, 2007 from $29,821,000 for the three months ended December 31, 2006, an increase of 3%.

The increase in product and other revenue during the fiscal 2008 second quarter (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the following factors.  Internet training workshops conducted during the current quarter increased to 313 (including 89 that were held outside the United States) compared to 297 (including 82 that were held outside the United States) during the prior year quarter, an increase of 5%.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 27% of the buying units made a purchase at the workshops during the current quarter compared to 25% during the prior year quarter.  The increase in number of workshops and percent of buying units making a purchase at the workshops was offset by a decrease in the average number of “buying units” in attendance at our workshops during the current quarter to 82, compared to 96 in the prior year quarter.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our selling and marketing activities known as our “Preview” seminars discussed in “Selling and Marketing” below.  Also, purchases under EPTAs as a percentage of total workshop purchases were 43% in the current quarter compared to 40% in the prior year quarter.  Furthermore, the average workshop purchase during the current quarter was $4,800 compared to $5,200 in the prior year quarter.  We believe the increase in percentage of purchases under EPTAs and decrease in average workshop purchase is partly attributable to macro-economic credit concerns.

We conducted 26 workshops during the last three business days of September 2007.  Consequently, $1,527,000 of cash sales were deferred and recognized in October 2007.  Additionally, the related costs of revenue totaling $300,000 and the related selling and marketing expenses totaling $1,072,000 were recognized in October 2007.  No workshops were conducted during the last three business days of December 2007.

We conducted 18 workshops during the last three business days of September 2006.  Consequently, $1,540,000 of cash sales were deferred and recognized in October 2006.  Additionally, the related costs of revenue totaling $237,000 and the related selling and marketing expenses totaling $450,000 were recognized in October 2006.  No workshops were conducted during the last three business days of December 2006.   The following table summarizes the activity within deferred revenue for the three months ended December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Deferred revenue, beginning of period	$45,580	$32,189
Less: Cash product sales during the last three
business days of September	(1,527)	(1,540)
Remaining net change in deferred revenue	891	3,476
Deferred revenue, end of period	$44,944	$34,125

Commission and other revenue increased to $8,298,000 in the current quarter compared to $5,854,000 in the prior year quarter, an increase of 42%.  The increase was primarily attributed to the Company’s decision in August 2006 to delay third-party entities from contacting our customers for a period of 45 days following the sale of the initial software license which negatively impacted commission and other revenue during the prior year quarter.  The Company made the decision to delay third-party entities from contacting our customers as part of the Company’s continued effort to enhance the customer’s experience.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended December 31, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2007	2006
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$38,916	$35,675
Less: Cash product sales during the last three
business days of September	(1,527)	(1,540)
Remaining net change in deferred revenue	891	3,476
Net Dollar Volume of Contracts Written, non-GAAP	$38,280	$37,611

Net Dollar Volume of Contracts Written during the current quarter increased 2% from the prior year quarter.  The increase is primarily attributable to the increase in other recurring and residual revenues from customers and other third parties in commission and other revenue.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter increased to $12,281,000 from $11,375,000 during the prior year quarter, an increase of 8%.  The increase in cost of revenue is primarily attributable to the increase in the number of Internet workshops conducted during the current quarter.  Additionally, cost of revenue increased as a result of higher travel costs.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter increased to $20,985,000 from $15,331,000 in the prior year quarter, an increase of 37%.  The increase in selling and marketing expenses is primarily attributable to an increase in number of advertising mailers distributed and an increase in the number of preview seminar events conducted during the current quarter.  However, due to a lower than anticipated response to our selling and marketing activities, fewer buying units attended our internet training workshops where we sell our software.  Additionally, selling and marketing expenses increased as a result of higher travel costs.  Consequently, the percentage increase in selling and marketing expense exceeded the percentage increase in revenue.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $5,280,000 from $3,833,000 in the prior year quarter, an increase of 38%.  The increase is attributable to an increase in legal expenses of $633,000 as a result of the various legal issues discussed elsewhere in this document.  The increase is also attributable to an increase in operations, which contributed to an overall increase in salaries and wages of $573,000.  Financial servicing fees increased $358,000 as a result of the increase in collections on trade receivables.  The increase in general and administrative expenses was partially offset by a decrease in stock option expense as a result of options granted to outside directors in the prior year quarter.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate.  Interest income for the current quarter was $2,365,000, compared to $1,628,000 in the prior year quarter, an increase of 45%.  The increase is attributable to the fact we have retained all of our trade receivables since our last sale of domestic trade receivables in December 2005.

Income Taxes

During the three months ended December 31, 2007, the Company recorded an income tax provision of $844,000.  This compares to an income tax benefit of $5,188,000 during the three months ended December 31, 2006.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred income tax asset will not be realized.  Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the prior year quarter, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $2,558,000, resulting in a net income tax benefit of $5,188,000 during the quarter ended December 31, 2006.

Six months ended December 31, 2007 compared to six months ended December 31, 2006

Revenues

Revenues for the six months ended December 31, 2007 increased to $71,379,000 from $64,684,000 for the six months ended December 31, 2006, an increase of 10%.  Product and other revenue increased to $55,525,000 for the six months ended December 31, 2007 from $55,134,000 for the six months ended December 31, 2006, an increase of 1%.

The increase in product and other revenue during the first six months of fiscal 2008 over the comparable period of the prior year is primarily attributed to the following factors.  Internet training workshops conducted during the six months ended December 31, 2007 (the current period) increased to 602 (including 109 that were held outside the United States) compared to 540 (including 103 that were held outside the United States) during the six months ended December 31, 2006 (the prior year period), an increase of 11%.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 26% of the buying units made a purchase at the workshops during the current period, which is comparable to the prior year period.  The increase in number of workshops was offset by a decrease in the average number of “buying units” in attendance at our workshops from 87 during the current period, compared to 95 in the prior year period.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our selling and marketing activities known as our “Preview” seminars discussed in “Selling and Marketing” below.  Also, purchases under EPTAs as a percentage of total workshop purchases were 46% in the current period compared to 39% in the prior year period.  The average workshop purchase during the current period was $4,900 compared to $5,300 in the prior year period.  We believe the increase in percentage of purchases under EPTAs and decrease in average workshop purchase is partly attributable to macro-economic credit concerns.

The following table summarizes the activity within deferred revenue for the six months ended December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Deferred revenue, beginning of period	$42,455	$28,757
Less: Cash product sales during the last three
business days of June	(804)	-
Remaining net change in deferred revenue	3,293	5,368
Deferred revenue, end of period	$44,944	$34,125

Commission and other revenue increased to $15,854,000 in the six months ended December 31, 2007, compared to $9,550,000 in the six months ended December 31, 2006, an increase of 66%.  The increase was primarily attributed to the Company’s decision in August 2006 to delay third-party entities from contacting our customers for a period of 45 days following the sale of the initial software license which negatively impacted commission and other revenue during the prior year quarter.  The Company made the decision to delay third-party entities from contacting our customers as part of the Company’s continued effort to enhance the customer’s experience.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the six months ended December 31, 2007 and 2006 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2007	2006
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$71,379	$64,684
Less: Cash product sales during the last three
business days of June	(804)	-
Remaining net change in deferred revenue	3,293	5,368
Net Dollar Volume of Contracts Written, non-GAAP	$73,868	$70,052

Net Dollar Volume of Contracts Written during the six months ended December 31, 2007 increased 5% from the six months ended December 31, 2006.  The increase is primarily attributable to the increase in other recurring and residual revenues from customers and other third parties in commission and other revenue.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the six months ended December 31, 2007 increased to $23,985,000 from $20,684,000 during the prior year period, an increase of 16%.  The increase in cost of revenue is primarily attributable to the increase in the number of Internet workshops conducted during the current period.  Additionally, cost of revenue increased as a result of higher travel costs.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the six months ended December 31, 2007 increased to $39,196,000 from $28,249,000 in the prior year period, an increase of 39%.  The increase in selling and marketing expenses is primarily attributable to an increase in the number of advertising mailers distributed and an increase in the number of preview seminar events conducted during the current quarter.  However, due to a lower than anticipated response to our selling and marketing activities, fewer buying units attended our internet training workshops where we sell our software.  Additionally, selling and marketing expenses increased as a result of higher travel costs.  Consequently, the percentage increase in selling and marketing expense exceeded the percentage increase in revenue.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the six months ended December 31, 2007 increased to $10,758,000 from $7,874,000 in the prior year period, an increase of 37%.  The increase is partly attributable to an increase in operations, which contributed to an overall increase in salaries and wages of $1,214,000.  The increase is also attributable to increased financial servicing fees of $681,000 as a result of the increase in collections on trade receivables.  The remaining increase in general and administrative expenses is attributable to an increase in other corporate expenses, including expense recognized for stock options granted to directors and employees.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate.  Interest income for the six months ended December 31, 2007 was $4,699,000, compared to $2,995,000 in the prior year period, an increase of 57%.  The increase is attributable to the fact that we have retained all of our trade receivables since our last sale of domestic trade receivables in December 2005.

Income Taxes

During the six months ended December 31, 2007, the Company recorded an income tax provision of $607,000. This compares to an income tax benefit of $3,629,000 during the six months ended December 31, 2006.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

As discussed above, due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the three months ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $4,117,000, resulting in a net income tax benefit of $3,629,000 during the prior year period.

Liquidity and Capital Resources

Working Capital

As of December 31, 2007, we had working capital of $27,911,000 compared to $35,755,000 as of June 30, 2007.  As of December 31, 2007, we had working capital, excluding deferred revenue, of $61,364,000 compared to $66,053,000 as of June 30, 2007.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the purchase of our common stock and the payment of dividends to our stockholders during the six months ended December 31, 2007.  We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of December 31, 2007, we had $29,476,000 of cash and cash equivalents compared to $36,859,000 as of June 30, 2007.  During the six months ended December 31, 2007 and 2006, we generated positive cash flows from operating activities of $2,418,000 and $8,051,000, respectively.  During the six months ended December 31, 2007 and 2006, we used cash of $9,426,000 and $420,000, respectively, in financing activities, primarily for the purchase of our common stock and payment of dividends to stockholders.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $30,190,000 as of December 31, 2007 compared to $26,814,000 as of June 30, 2007.  Long-term trade receivables, net of allowance for doubtful accounts, were $11,220,000 as of December 31, 2007 compared to $12,096,000 as of June 30, 2007.  We offer our customers a 24-month installment contract as a payment option. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

In August 2005, we sold, without recourse, our receivables held for sale of $14,006,000 for the net carrying amount.  Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of our trade receivables to third-party financial institutions for cash.  Beginning in May 2004, we stopped selling trade receivables with recourse rights and since December 2005, we have not sold any of our trade receivables.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.  In the future, we may evaluate agreements with third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of December 31, 2007 totaled $4,302,000, compared to $3,174,000 as of June 30, 2007. Our accounts payable as of December 31, 2007 were generally within our vendors’ terms of payment.

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

Capital

As of December 31, 2007, total stockholders’ equity was $36,342,000, down 18% from $44,408,000 at June 30, 2007. In addition to net income of $846,000, other significant changes in stockholders’ equity during the first six months of fiscal year 2008 included the purchase of $7,484,000 of the Company’s common stock, $2,610,000 in common stock dividends, $1,201,000 in expense for options granted, $180,000 in common stock issued upon exercise of stock options, and a $199,000 cumulative effect adjustment upon adoption of the provisions of FIN 48.

During the three months ended December 31, 2007, the Company paid a cash dividend of $0.11 per common share.  The dividend was paid to stockholders of record as of December 20, 2007. Consequently, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 79%.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock.  During the three and six months ended December 31, 2007, we paid $4,542,000  and $7,484,000 to purchase 325,800 and 491,407 shares of the Company’s common stock, respectively.  The Company expects to continue to purchase common stock over the next two years but may suspend or discontinue purchasing common stock at any time.  The common stock that was acquired by the Company was retired.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.  We do not believe that these operating leases are material to our current or future financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, we increased our existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders' equity.  As of July 1, 2007, we had no unrecognized tax benefits.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States (1)	2005	2004, 2006-2007
United Kingdom	N/A	2004-2006
Canada (1)	N/A	2004-2006
Australia	N/A	2004-2006
(1) Includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of December 31, 2007. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax return examinations currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the condensed consolidated income statements, and were insignificant for the three and six months ended December 31, 2007. Accrued interest and penalties were $147,000 as of each of December 31, 2007 and June 30, 2007.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The discussions of our pending legal proceedings in this Form 10-Q also contain forward-looking statements.  These forward-looking statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

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

•

Our expectations that we will continue to repurchase our common stock;

•

Our expectations regarding the outcome of our litigation; and

•

Our expectations regarding the reduction in staff.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we had approximately $29,476,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the three and six months ended December 31, 2007, our interest income would have decreased by approximately $37,000 and $74,000 respectively, assuming consistent levels of interest-bearing instruments.

As of December 31, 2007, we had approximately $7,256,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2008 and 2009.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates.  If overall foreign currency exchange rates had fallen by 1% as of December 31, 2007, our net trade receivable balance would have decreased by approximately $73,000.

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

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation was intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation were substantially completed during calendar 2007.  Other than the change above, no other changes in the Company’s internal control over financial reporting occurred during the six months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 6 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a share purchase program that authorizes it to purchase shares of its common stock in order to distribute cash to stockholders. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, the Company’s Board of Directors authorized the purchase of an additional $50,000,000 of the Company’s common stock through September 2012.  The following are details of purchases under this program for the three-month period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from October 1, 2007 through October 31, 2007	N/A	N/A	N/A	$53,313,000
Purchases from November 1, 2007 through November 30, 2007	175,800	$16.17	175,800	$50,470,000
Purchases from December 1, 2007 through December 31, 2007	150,000	$11.32	150,000	$48,771,000
Total	325,800	$13.94	325,800	$48,771,000

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on November 15, 2007.  A total of 10,420,910 shares of our common stock were present or represented by proxy at the meeting, representing more than 86% of our shares outstanding as of the October 5, 2007 record date. The matters submitted for a vote and the related results are as follows:

1.

Election of three nominees to serve as Class II directors for a term of two years, expiring at our annual meeting in 2009, or until their respective successors are elected and qualified.  The result of the vote taken was as follows:

	For	Withheld
Craig Rauchle	10,304,831	116,079
Robert Kamm	10,304,931	115,979
Brandon Lewis	10,238,115	182,795

Amendment of the iMergent, Inc. 2003 Equity Incentive Plan to increase the number of shares available for grant under the Plan from 1,000,000 to 2,000,000.

For	5,288,660
Against	1,916,041
Abstain	136,158
Broker non-votes	3,080,051

2.

Ratification of appointment of Tanner LC as our independent registered public accounting firm for the year ending June 30, 2008.

For	10,395,333
Against	23,757
Abstain	1,819
Broker non-votes	1

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2

Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMergent, Inc.

February 5, 2008	By:	/s/ Donald L. Danks
Donald L. Danks
Chief Executive Officer

February 5, 2008	By:	/s/ Robert M. Lewis
Robert M. Lewis
Chief Financial Officer