Form 10-Q
period 2008-03-31
IMERGENT INC
filed 2008-05-06
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

iMergent, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	001-32277	87-0591719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

754 E. Technology Avenue, Orem, Utah 84097

(Address of Principal Executive Office) (Zip Code)

(801) 227-0004

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer		X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 11,310,175.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$25,160	$36,859
Trade receivables, net of allowance for doubtful accounts of $12,123 as of March
31, 2008 and $11,904 as of June 30, 2007	29,708	26,814
Note receivable	822	1,000
Income taxes receivable	-	295
Inventories	556	427
Deferred income tax assets	4,547	6,349
Prepaid expenses and other	8,088	4,156
Total current assets	68,881	75,900
Certificate of deposit	500	500
Available-for-sale securities	4,154	-
Long-term trade receivables, net of allowance for doubtful accounts of $3,991
as of March 31, 2008 and $5,610 as of June 30, 2007	9,636	12,096
Property and equipment, net	1,836	1,786
Deferred income tax assets	5,654	4,387
Intangible assets, net	1,067	1,276
Merchant account deposits and other	637	765
Total assets	$92,365	$96,710
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,575	$3,174
Accrued expenses and other	8,879	4,749
Income taxes payable	626	1,924
Deferred revenue, current portion	33,867	30,298
Total current liabilities	47,947	40,145
Deferred revenue, net of current portion	10,056	12,157
Other	307	-
Total liabilities	58,310	52,302
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,391,022 shares outstanding as of March 31, 2008 and 12,106,707 shares outstanding
as of June 30, 2007	11	12
Additional paid-in capital	55,449	68,190
Accumulated deficit	(21,405)	(23,794)
Total stockholders' equity	34,055	44,408
Total liabilities and stockholders' equity	$92,365	$96,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Dollars in thousands, except per share data)

(unaudited)

Three Months Ended March 31,			Nine Months Ended March 31,
2008		2007	2008	2007
Revenues:
Product and other	$19,125	$35,593	$74,650	$90,728
Commission and other	8,432	7,043	24,286	16,592
Total revenues	27,557	42,636	98,936	107,320
Operating expenses:
Cost of product and other revenues	6,737	12,850	30,722	33,534
Selling and marketing	14,482	19,408	53,678	47,658
General and administrative	5,014	4,102	15,772	11,976
Research and development	587	371	1,580	858
Total operating expenses	26,820	36,731	101,752	94,026
Income (loss) from operations	737	5,905	(2,816)	13,294
Other income (expense):
Interest income	2,168	1,836	6,868	4,831
Interest expense	(1)	-	(1)	(3)
Other income, net	91	(91)	397	(70)
Total other income, net	2,258	1,745	7,264	4,758
Income before income tax benefit (provision)	2,995	7,650	4,448	18,052
Income tax benefit (provision)	(1,253)	(2,953)	(1,860)	676
Net income	$1,742	$4,697	$2,588	$18,728
Net income per common share:
Basic	$0.15	$0.38	$0.22	$1.51
Diluted	$0.15	$0.36	$0.22	$1.45
Dividends per common share:
Basic	$0.11	$0.10	$0.33	$0.10
Diluted	$0.11	$0.10	$0.33	$0.10
Weighted average common shares
outstanding:
Basic	11,484,336	12,389,854	11,802,766	12,373,728
Diluted	11,672,142	12,952,954	12,001,375	12,911,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended March 31, 2008

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2007	12,106,707	$12	$68,190	$(23,794)	$44,408
Cumulative effect adjustment (FIN 48)	-	-	-	(199)	(199)
Expense for options granted to employees	-	-	1,551	-	1,551
Common stock issued upon exercise of options
and related income tax benefit	103,775	-	599	-	599
Repurchase of common stock	(819,460)	(1)	(11,020)	-	(11,021)
Cash dividends paid	-	-	(3,871)	-	(3,871)
Net income	-	-	-	2,588	2,588
Balance, March 31, 2008	11,391,022	$11	$55,449	$(21,405)	$34,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Nine Months Ended March 31,
Increase (decrease) in cash and cash equivalents	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,588	$18,728
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	876	440
Expense for stock options issued to employees	1,551	1,710
Expense for stock options issued to consultants	-	34
Changes in assets and liabilities:
Trade receivables	(434)	(14,594)
Inventories	(129)	(56)
Income taxes receivable	295	-
Prepaid expenses and other	(3,932)	(4,511)
Merchant account deposits and other	128	420
Deferred income tax assets	535	(1,115)
Other long-term liabilities	(23)	-
Accounts payable, accrued expenses and other liabilities	5,384	677
Deferred revenue	1,468	11,795
Income taxes payable	(1,298)	495
Net cash provided by operating activities	7,009	14,023
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(517)	(1,522)
Collections on note receivable	178	-
Purchase of available-for-sale securities	(4,154)	-
Net cash used in investing activities	(4,493)	(1,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(10,938)	(4,965)
Proceeds from exercise of stock options and related tax benefit	599	1,471
Principal payments on note payable	(5)	(49)
Dividend payments	(3,871)	-
Net cash used in financing activities	(14,215)	(3,543)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,699)	8,958
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	36,859	30,023
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,160	$38,981
Supplemental disclosures of non-cash transactions:
Repurchase of common stock not yet settled	$83	$-
Purchase of property and equipment with note payable	200	-
Cash paid during the period for:
Interest	1	3
Income taxes	2,501	190

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual consolidated financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the market it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(2)

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International, Inc., Internet Training Group, Inc. and Avail, Inc.  All significant intercompany account balances and transactions have been eliminated in consolidation.

 (b)

Trade Receivables

Since 1999, the Company has offered to its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its Internet training workshops.  From time to time, a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash.  The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, until maturity or payoff.

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

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.  For the three months ended March 31, 2008 and 2007, the Company recognized $2,168,000 and $1,836,000, respectively, in interest income.  For the nine months ended March 31, 2008 and 2007, the Company recognized $6,868,000 and $4,831,000, respectively, in interest income.

(c)

Available-for-Sale Securities

Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized.  The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments.

 (d)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(e)

Intangible Assets

The Company’s intangible assets consist of advertising lists.  The identifiable intangible assets are recorded at the lower of their discounted future cash flow projections or the amount that was paid for them in an arm’s length transaction.  These advertising lists are being amortized over six years on an accelerated basis.  The weighted-average useful life of the intangible assets was 63 months as of March 31, 2008.

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

(f)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded within accrued liabilities approximately $532,000 and $752,000 as of March 31, 2008 and June 30, 2007, respectively, for estimated credit card charge-backs and customer returns.  The Company has recorded liabilities of approximately $793,000 and $388,000 as of March 31, 2008 and June 30, 2007, respectively, for estimated losses resulting from various legal proceedings against the Company.  In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liabilities recorded.  Attorney fees associated with the various legal proceedings are expensed as incurred.  Other key estimates are discussed elsewhere in these notes to the condensed consolidated financial statements.

(g)

Revenue Recognition

The Company sells licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet preview seminars or workshops, they receive a license, site key, password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to be downloaded or to complete the construction of their websites on the Company’s servers.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

Product and Other Revenue

Cash sales of SOS licenses are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet training workshop takes place, whichever occurs later.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.  Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.   Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Fees collected for services, including customer support and website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

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

(h)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2008 and 2007 were approximately $6,178,000 and $8,161,000, respectively, and for the nine months ended March 31, 2008 and 2007 were approximately $24,545,000 and $21,784,000, respectively.  As of March 31, 2008 and June 30, 2007, the Company recorded approximately $3,301,000 and $2,321,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.

(i)

Stock-Based Compensation

The Company has various incentive stock plans that provide for the grant of up to 3,000,000 common shares to eligible employees, consultants and directors of stock options and other share-based awards.

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

The following table summarizes the statement of operations effect of SFAS No. 123(R) for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Stock-based compensation expense recognized:	(Dollars in thousands, except per share data)
Cost of revenue	$34	$21	$149	$64
Research and development	68	63	234	157
Selling and marketing	47	27	183	80
General and administrative	202	213	985	1,410
Total stock-based compensation expense recognized	351	324	1,551	1,711
Related deferred income tax benefit	(145)	(123)	(641)	(650)
Decrease in net income	$206	$201	$910	$1,061
Reduction in basic net income per common share	$0.02	$0.02	$0.08	$0.09
Reduction in diluted net income per common share	$0.02	$0.02	$0.08	$0.08

The Company granted 0 and 231,000 options during the three and nine months ended March 31, 2008, respectively.  The Company granted 20,000 and 267,500 options during the three and nine months ended March 31, 2007, respectively.  The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the three and nine months ended March 31, 2008 and 2007, using the Black-Scholes option-pricing model, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Weighted-average fair value of options granted	N/A	$16.43	$11.17	$8.70
Expected volatility	N/A	79.00%	67.00%	78.07%
Expected life (in years)	N/A	4.00	3.29	3.20
Risk-free interest rate	N/A	4.70%	4.83%	5.03%
Expected dividend yield	N/A	0.00%	1.64%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices.  The expected life of options granted is based on the Company's historical share option exercise experience.  The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.  On September 5, 2007, the Company announced an $0.11 per share quarterly cash dividend.  From March 7, 2007 to September 5, 2007, the Company paid a $0.10 per share quarterly cash dividend.

The following tables summarize stock option activity during the three months ended March 31, 2008:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	983,102	$13.25
Granted	-	-
Exercised	(86,944)	2.74		$651
Forfeited / Cancelled	(48,782)	13.42
Outstanding as of March 31, 2008	847,376	14.32	3.58 years	1,975
Options vested and exercisable as of March 31, 2008	559,258	$12.10	2.88 years	$1,818

The following table summarizes the nonvested stock options as of March 31, 2008 and the changes during the three months ended March 31, 2008:

	Options	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest

Nonvested before January 1, 2008	354.830	$9.07
Granted	-	-
Forfeited	(19.299)	10.44
Vesed	(47.413)	7.43
Nonvested as of March 31, 2008	288.118	$9.21	2.09 years

The following table summarizes stock option activity during the nine months ended March 31, 2008:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2007	805,806	$10.06
Granted	231,000	24.43
Exercised	(103,775)	11.70		$856
Forfeited / Cancelled	(85,655)	14.72
Outstanding as of March 31, 2008	847,376	14.32	3.58 years	1,975
Options vested and exercisable as of March 31, 2008	559,258	$12.10	2.88 years	$1,818

The following table summarizes the nonvested stock options as of March 31, 2008 and the changes during the nine months ended March 31, 2008:

	Options	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest

Nonvested before July 1, 2007	289,512	$6.74
Granted	231,000	11.17
Forfeited	(56,172)	9.19
Vesed	(176,222)	7.73
Nonvested as of March 31, 2008	288.118	$9.21	2.06 years

The following tables summarize stock option activity during the three months ended March 31, 2007:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	1,058,372	$12.30
Granted	20,000	26.93
Exercised	(50,288)	5.63		$839
Forfeited / Cancelled	(57,140)	72.44
Outstanding as of March 31, 2007	970,944	$9.41	3.72 years	$10,465
Options vested and exercisable as of March 31, 2007	631,875	$8.20	2.89 years	$7,675

The following table summarizes the nonvested stock options as of March 31, 2007 and the changes during the three months ended March 31, 2007:

	Options	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest

Nonvested before January 1, 2007	382,641	$5.64
Granted	20,000	16.41
Forfeited	(3,000)	5.97
Vested	(60,572)	4.21
Nonvested as of March 31, 2008	339,069	$6.53	2.19 years

The following table summarizes stock option activity during the nine months ended March 31, 2007:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	984,551	$10.75
Granted	267,500	15.67
Exercised	(220,654)	6.67		$2,971
Forfeited / Cancelled	(60,453)	69.05
Outstanding as of March 31, 2007	970,944	$9.41	3.72 years	$10,465
Options vested and exercisable as of March 31, 2007	631,875	$8.20	2.89 years	$7,675

The following table summarizes the nonvested stock options as of March 31, 2007 and the changes during the nine months ended March 31, 2007:

	Options	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest

Nonvested before July 1, 2006	350,623	$4.12
Granted	267,500	8.70
Forfeited	(5,062)	6.09
Vested	(273,992)	5.57
Nonvested as of March 31, 2007	339,069	$6.53	2.19 years

As of March 31, 2008, the total future compensation cost related to nonvested options not yet recognized in the condensed consolidated income statement was approximately $2,451,000 and the weighted average period over which these awards are expected to be recognized was 1.28 years.

(j)

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

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of March 31, 2008. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax audit currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment, or late payment, of income taxes are classified as a component of the income tax (provision) benefit in the condensed consolidated income statements, and were insignificant for the three months ended March 31, 2008. Accrued interest and penalties were $147,000 as of each of March 31, 2008 and June 30, 2007.

(3)

Available-For-Sale Securities

Available-for-sale securities consist primarily of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates amortized cost, consist of the following:

March 31, 2008
Federal, state and municipal debt securities	$3,154,000
Corporate debt securities	1,000,000
Total	$4,154,000

Despite the underlying long-term contractual maturity of ARS, there has historically been a ready liquid market for these securities based on the interest reset mechanism.  Although we have invested in ARS in the past, historically, we have not held ARS as of each balance sheet date.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  As of March 31, 2008, total available-for-sale securities included $4,154,000 of ARS, all of which experienced remarketing failures and are included in long-term assets.  All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities. Contractual maturities of these securities are as follows as of March 31, 2008:

Less than one year	-
One to five years	$-
Over five years	4,154,000
Total	$4,154,000

In determining the fair value of our available-for-sale securities at March 31, 2008, we have taken into consideration fair values determined by the financial institutions, the current credit rating of the debt securities, insurance provisions, discounted cash flow analyses, as deemed appropriate, and our current liquidity position.  The amount of unrealized gains or losses for the nine months ended March 31, 2008 was not significant.

(4)

Dividends

On September 5, 2007, the Company increased its quarterly cash dividend to $0.11 per common share.  The quarterly cash dividend was paid on March 28, 2008 to stockholders of record as of March 20, 2008.

(5)

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income (in thousands)	$1,742	$4,697	$2,588	$18,728
Weighted-average shares outstanding:
Basic	11,484,336	12,389,854	11,802,766	12,373,728
Employee stock options	187,806	563,100	198,609	537,829
Diluted	11,672,142	12,952,954	12,001,375	12,911,557
Net income per common share:
Basic	0.15	0.38	0.22	1.51
Diluted	0.15	0.36	0.22	1.45

Anti-dilutive stock options excluded from the calculation of diluted net income per common share totaled 512,650 and 93,247 for the three and nine months ended March 31, 2008 and 2007, respectively.

(6)

Income Taxes

For the three months ended March 31, 2008 and 2007, the Company recorded an income tax provision of $1,253,000 and $2,953,000, respectively.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

(7)

Commitments and Contingencies

Operating Leases

The Company entered into a new five-year operating lease agreement in March 2008 containing customary escalation clauses with a future aggregate minimum lease obligation of approximately $6,364,000 over a five-year term.

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

On March 19, 2008, the Court entered an “Order of Approval of Plans of Allocation of Settlement Proceeds” and a “Final Approval Order and Judgment” of the proposed settlement entered into between the parties (the “Settlement”). The Settlement provides: (i) the defendants and/or their insurers shall pay $2,800,000 to the plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) dismissal of the Company and individual defendants from the litigation with prejudice; (iii) a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual defendants arising out of, based upon or related to the facts alleged in the complaint or that could have been alleged in the litigation; (iv) the Company and individual defendants  assign to the plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v) the Company and individual defendants shall cooperate with the plaintiffs in the continuing prosecution of the litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the plaintiffs.

The settlement of the derivative claims provides for the Company to receive a payment of $3,300,000 in insurance proceeds, which will be used by the Company to fund the settlements ($500,000 will fund derivative counsel attorney fees and $2,800,000 to pay the class action settlement). The Company has also agreed to certain corporate governance measures, most of which have already been adopted, and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.  The Company has accrued for the $3,300,000 settlement payments in “accrued expenses and other” and recorded a $3,300,000 receivable from insurance proceeds in “prepaid expenses and other.”

On October 9, 2007, The Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company.  The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia, (ii) failing to provide copies of tapes of seminars to the ACCC which were requested, (iii) failing to notify purchasers of the three-day cooling off period (right to rescind) and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company.  Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. The Company did not cancel any scheduled workshops. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court order could be deemed contempt. The parties are now engaging in discovery.  The Court has not scheduled a final hearing on the ACCC’s request to require that the Company make specific additional disclosures to its potential customers or the claim of the ACCC for fees and damages. The Company is not precluded from conducting business in Australia and has held additional seminars.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company.  The complaint sought an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code.  The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the lawsuit by the State of California (the State)  is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable,  (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm.  The Company is unaware of any customer complaints which have been received by either the District Attorney or the Office of the Attorney General. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company.  The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.  The Appeals Court, however, denied that petition.  The Company also filed an appeal of the temporary injunction which is pending.  There is no assurance that any appeal will be heard prior to a final hearing on the injunction.  The court has not yet scheduled a trial date and the parties are, at present, engaging in discovery.  The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act and the Company also intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State nor the business model of the Company, would require the Company to register under the SAMP Act.

The Company contends that its “Express” business model does not violate the Temporary Injunction as the initial required consideration does not exceed $500.  On March 31, 2008, the Company mailed invitations to potential customers in Orange County, California providing the invitees with the opportunity to attend a preview seminar. The Company held two preview seminars on April 19, 2008 and one workshop on April 25, 2008. At the preview seminars, attendees were invited to purchase the StoresOnline Express software offered by the Company. The purchase price of the software offered at the preview seminar was $50.  Customers who purchased the StoresOnline Express software at the preview seminars were invited to attend the workshop.  At the workshop, only people who attended the preview seminar and who purchased the StoresOnline Express software were offered the opportunity to upgrade to the StoresOnline Pro software. There was no obligation for customers to upgrade from the fully-functioning StoresOnline Express software.

The Company notified the Attorney General of the State of California and the District Attorney of Ventura County (collectively, the Attorney Generals) of the intent to hold these seminars. The Company advised the Attorney Generals of its belief that the Express business model does not violate either the SAMP Act or the preliminary injunction.  The only initial required consideration to purchase from the Company is the StoresOnline Express software which is below the $500 threshold. The StoresOnline Express software is a required prerequisite to the purchase of an upgrade to StoresOnline Pro. Consequently, the Company believes that the “Express” business model does not violate the SAMP Act or the Preliminary Injunction.

The Attorney Generals had notified the Company that the failure to object to the holding of the Seminars or the failure to take any affirmative action shall not be deemed to be either tacit or actual agreement with the position of the Company that the “Express” business model violates neither the Preliminary Injunction nor the SAMP Act.  The Company reserves the right to hold additional preview sessions and workshop seminars.

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for a temporary restraining order, and motion for preliminary injunction against the Company.  The action is entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court.  The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleges unfair and deceptive trade practices.  The actual motion was served on the Registered Agent for the Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007.   The Company on advice of counsel agreed to consent to a preliminary injunction order (the Order) with the State of North Carolina. The Order also requires that (i) the Company not market or sell in North Carolina until such time as the Company complies with North Carolina statutes (the Company contends that it is currently not, nor has it ever been, in violation of North Carolina statutes), (ii) the Company issue refunds to North Carolina purchasers for amounts paid to the Company, (iii) the Company pay $10,000 in attorney fees, and (iv) the Company pay $15,000 to the State of North Carolina to be used for the purpose of consumer education, enforcement, or other consumer protection purposes.  The Company has successfully removed the case to the jurisdiction of the North Carolina Business Court. The Company filed a motion to lift the injunction seeking to affirmatively show that the Company does not sell a business opportunity and is in compliance with the statute. After the filing of that motion the State of North Carolina filed a motion seeking to hold the Company in contempt for failing to pay certain claims. The Company has refused to pay certain claims which have demanded monies in excess of what the records of the Company show have been paid by customers; in addition the Company contends it is not obligated to refund monies which have been paid by purchasers to third parties. The Company also contends that the Order entered is ambiguous and that the State of North Carolina’s position is not in compliance with the Order. The Company has provided to its counsel an amount its records support as the amount that should be refunded to be held in trust pending court determination. The court has reserved ruling on the Company’s motion to dissolve the injunction and indicated that it may be too early in the proceeding to rule on such a motion. The parties have agreed to a consent order addressing the refunds and the contempt claim, with no finding of wrongdoing by the Company.

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

On January 18, 2008, the Attorney General of the State of Florida on its web site together with a press release announcing a “new suit” against the Company posted on the State of Florida’s website a complaint captioned, State of Florida Office of the Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc. filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida.  The complaint alleges in two counts violations of the deceptive and unfair trade practices act. The complaint does not include a count alleging sale of a business opportunity but does have a reference that the Company sells “business opportunities” and there is a request to have the Company comply with the business opportunity statute. Since the filing of the initial complaint on June 26, 2007, the Company has been in discussions with the Office of the Florida Attorney General in an attempt to clarify the Company’s business and sales practices including attempting to show (i) that the Company in fact does not sell a business opportunity, (ii) that the initial complaint included wrong parties and (iii) that the business practices of the Company are open, honest and transparent. The discussions to date have not resulted in a settlement that is acceptable to both parties. The Company will attempt to continue engaging in discussions with the Office of the Florida Attorney General, but is prepared to actively and aggressively litigate these allegations first filed on June 26, 2007. The Company continues to vehemently dispute that it has in any manner defrauded any purchaser.  The Company has not yet filed a response to the most recent complaint.

On April 1, 2008, the Company and the State of Connecticut agreed to enter into a Final Judgment of Stipulation. The settlement stemmed from a two-year non public review and discussion of the business practices of the Company with the Office of the Attorney General of the State of Connecticut.  In the settlement, the Company agreed to make certain disclosures regarding the software sold by the Company and agreed it would not make representations which are not true.  The Company expressly denied any wrongdoing or that it had made any misrepresentations.  The Company refunded certain customers a total amount of approximately $65,000, and agreed to pay the State of Connecticut’s costs of the investigation totaling approximately $65,000, which amount is allocated to three funds. If the Company violates the settlement, the Company agrees to refund customers that could, under oath, demonstrate a violation of the settlement. The settlement does not otherwise restrict the Company from doing business in the State of Connecticut

On January 7, 2008, the Company was served with a complaint with the caption, Yahoo, Inc, Plaintiff, vs. StoresOnline, Inc., aka StoresOnline.com, Defendant filed in the Third District Court, State of Utah Salt Lake County, and West Jordan Department with a case number Civil No. 070422707. The complaint alleges that the Company has not paid for “certain advertising” services provided by Yahoo, Inc. and claims damages of $283,071. The Company contends that the advertising was not provided and that there is no balance due. The Company has filed a motion to dismiss the complaint based upon improper venue. The parties are engaging in preliminary discovery.

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

(8)

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

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things; we register under the California Seller Assisted Marketing Plans Act.  A more detailed explanation of this proceeding is contained in “Legal Proceedings” within this document.  For the year ended June 30, 2007, sales in California represented approximately 12% of our total revenue.  For the nine months ended March 31, 2008 we had no sales in California.

Launch of StoresOnline Express Product

In March 2008, we completed the launch of our StoresOnline Express product.  The launch of StoresOnline Express required additional training of our sales staff and modifications to our promotional and seminar materials and seminar presentations.

Reduction in Staff

In December 2007, we reduced our employee base by 20% in an effort to streamline the launch of StoresOnline Express, visit targeted markets less frequently to cultivate greater demand, and reduce overall company expenses.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock.  During the three and nine months ended March 31, 2008, the Company purchased 328,053 and 819,460 shares of the Company’s common stock for $3,537,000 and $11,021,000, respectively.

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

Revenue Recognition

The Company sells licenses to customers to use the Company’s StoresOnline Software (SOS).  The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire.  When customers purchase an SOS license at one of the Company’s Internet preview seminars or workshops, they receive a license, site key, password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to be downloaded or to complete the construction of their websites on the Company’s servers.  Additionally, the Company provides website setup services and customer support for incremental fees.  When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option.  If the customers choose to host with the Company, the Company will host the websites for an additional fee.  Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

Product and Other Revenue

Cash sales of SOS licenses are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet training workshop takes place, whichever occurs later.

Fees for SOS licenses sold under extended payment term arrangements (EPTAs) are recognized as revenue as cash payments are received from the customer and not at the time of sale.  Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.   Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses.  These products and services are intended to assist the customers with their Internet businesses.  These products are sold and delivered completely by third parties.  The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Fees collected for services, including customer support and website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services.  Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

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

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 decreased to $27,557,000 from $42,636,000 for the three months ended March 31, 2007, a decrease of 35%.  Product and other revenue decreased to $19,125,000 for the three months ended March 31, 2008 from $35,593,000 for the three months ended March 31, 2007, a decrease of 46%.

The decrease in product and other revenue during the fiscal 2008 third quarter (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the following factors.  Internet training workshops conducted during the current quarter decreased to 204 (including 10 that were held outside the United States) compared to 320 (including 91 that were held outside the United States) during the prior year quarter, a decrease of 36%.  The decrease in the number of workshops conducted is primarily attributable to the decrease in employee base which occurred in December 2007 in an effort to streamline the launch of StoresOnline Express, visit targeted markets less frequently to cultivate greater demand, and reduce overall company expenses.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 29% of the buying units made a purchase at the workshops during the current quarter compared to 31% during the prior year quarter.  The average number of buying units in attendance at our workshops during the current quarter was 84, compared to 95 in the prior year quarter.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our advertising and to our selling and marketing activities known as our “Preview” seminars discussed in “Selling and Marketing” below.  Also, purchases under EPTAs as a percentage of total workshop purchases were 50% in the current quarter compared to 38% in the prior year quarter.  Furthermore, the average workshop purchase during the current quarter was $5,000 compared to $5,400 in the prior year quarter.  We believe the increase in percentage of purchases under EPTAs and decrease in average workshop purchase is partly attributable to macro-economic credit concerns.

We believe the launch of StoresOnline Express has had a positive impact on recent trends in the percentage of buying units making a purchase at the workshops and the average workshop purchase.  Approximately 29% of the buying units made a purchase at the workshop during the current quarter compared to 27% during the three months ended December 31, 2007.  The average workshop purchase during the current quarter was $5,000 compared to $4,800 during the three months ended December 31, 2007.

We conducted 12 workshops during the last three business days of March 2008.  Consequently, $824,000 of cash sales were deferred and recognized in April 2008.  Additionally, the related costs of revenue totaling $173,000 and the related selling and marketing expenses totaling $414,000 were recognized in April 2008.  No workshops were conducted during the last three business days of December 2007.

We conducted 23 workshops during the last three business days of March 2007.  Consequently, $2,258,000 of cash sales were deferred and recognized in April 2007.  Additionally, the related costs of revenue totaling $395,000 and the related selling and marketing expenses totaling $547,000 were recognized in April 2007.  No workshops were conducted during the last three business days of December 2006.   The following table summarizes the activity within deferred revenue for the three months ended March 31:

	2008	2007
	(in thousands)
Deferred revenue, beginning of period	$44,944	$34,125
Add: Cash product sales during the last three business days of March	824	2,258
Remaining net change in deferred revenue	(1,845)	4,169
Deferred revenue, end of period	$43,923	$40,552

Commission and other revenue increased to $8,432,000 in the current quarter compared to $7,043,000 in the prior year quarter, an increase of 20%.  The increase was primarily attributed to improvement in recurring revenues from customers and an increase in commissions from third parties providing additional products and services to our customers.

Net Dollar Volume of Contracts Written

Sales of products purchased by customers under extended payment term arrangements are deferred and recognized as revenue as cash payments are received from customers, typically over two years.  Furthermore, because of the inconsistency in the number of workshops conducted during the last three business days during each fiscal quarter and due to the fact that revenue is not recognized for sales at workshops conducted during the last three business days of each fiscal quarter, management believes that the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts; and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and the amount of customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended March 31, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$27,557	$42,636
Add: Cash product sales during the last three business days of March	824	2,258
Remaining net changes in deferred revenue	(1,845)	4,169
Net Dollar Volume of Contracts Written, non-GAAP	$26,536	$49,063

Net Dollar Volume of Contracts Written during the current quarter decreased 46% from the prior year quarter.  The decrease is primarily attributable to the decrease in sales volume as a result of fewer workshops conducted during the period, fewer buying units attending our workshops, the decrease in average sales price, the decrease in percentage buying units making a purchase at our workshops, and an increase in percentage of purchases made under EPTAs discussed above.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter decreased to $6,737,000 from $12,850,000 during the prior year quarter, a decrease of 48%.  The decrease in cost of revenue is primarily attributable to the decrease in the number of internet training workshops conducted and the decrease in the average number of buying units attending the workshops during the current quarter.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter decreased to $14,482,000 from $19,408,000 in the prior year quarter, a decrease of 25%.  The decrease in selling and marketing expenses is primarily attributable to a decrease in number of advertising mailers distributed and a decrease in the number of preview seminar events conducted during the current quarter.  However, due to a lower than anticipated response to our selling and marketing activities, fewer buying units attended our internet training workshops where we sell our software.  Additionally, selling and marketing expenses increased as a percentage of product and other revenue as a result of modifications to our promotional and seminar materials and additional payroll and travel costs for training conducted during the current quarter associated with the launch of our StoresOnline Express product.  Consequently, the percentage decrease in selling and marketing expense was less than the percentage decrease in revenue.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter increased to $5,014,000 from $4,102,000 in the prior year quarter, an increase of 22%.  Payroll and other expenses associated with customer support increased $241,000 during the current quarter due to an increase in volume of customers utilizing the SOS software.  Due to the increase in collections on trade receivables, financial servicing fees increased $265,000 during the current quarter.  Legal expenses increased $107,000 as a result of the various legal issues discussed elsewhere in this document.  The remaining increase in general and administrative expenses was attributable to an increase in general operating expenses associated with the launch of StoresOnline Express.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate.  Interest income for the current quarter was $2,168,000, compared to $1,836,000 in the prior year quarter, an increase of 18%.  The increase is attributable to the fact we have retained all of our trade receivables since our last sale of domestic trade receivables in December 2005.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

Revenues

Revenues for the nine months ended March 31, 2008 decreased to $98,936,000 from $107,320,000 for the nine months ended March 31, 2008, a decrease of 8%.  Product and other revenue decreased to $74,650,000 for the nine months ended March 31, 2008 from $90,728,000 for the nine months ended March 31, 2007, a decrease of 18%.

The decrease in product and other revenue during the first nine months of fiscal 2008 over the comparable period of the prior year is primarily attributed to the following factors.  Internet training workshops conducted during the nine months ended March 31, 2008 (the current period) decreased to 806 (including 119 that were held outside the United States) compared to 860 (including 194 that were held outside the United States) during the nine months ended March 31, 2007 (the prior year period), a decrease of 6%.  The decrease in the number of workshops conducted is primarily attributable to the decrease in employee base which occurred in December 2007 in an effort to streamline the launch of StoresOnline Express, visit targeted markets less frequently to cultivate greater demand, and reduce overall company expenses.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  Approximately 27% of the buying units made a purchase at the workshops during the current period compared to 28% during the prior year period.  The average number of buying units in attendance at our workshops was 86 during the current period, compared to 95 in the prior year period.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our advertising and our selling and marketing activities known as our “Preview” seminars discussed in “Selling and Marketing” below.  Also, purchases under EPTAs as a percentage of total workshop purchases were 47% in the current period compared to 39% in the prior year period.  The average workshop purchase during the current period was $4,900 compared to $5,200 in the prior year period.  We believe the increase in percentage of purchases under EPTAs and decrease in average workshop purchase is partly attributable to macro-economic credit concerns.

We conducted 12 workshops during the last three business days of March 2008.  Consequently, $824,000 of cash sales were deferred and recognized in April 2008.  Additionally, the related costs of revenue totaling $173,000 and the related selling and marketing expenses totaling $414,000 were recognized in April 2008.  We conducted 13 workshops during the last three business days of June 2007.  Consequently, $804,000 of cash sales were deferred and recognized in July 2007.  Additionally, the related costs of revenue totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007.

We conducted 23 workshops during the last three business days of March 2007.  Consequently, $2,258,000 of cash sales were deferred and recognized in April 2007.  Additionally, the related costs of revenue totaling $395,000 and the related selling and marketing expenses totaling $547,000 were recognized in April 2007.  We conducted 2 workshops during the last three business days of June 2006.  Consequently, $54,000 of cash sales were deferred and recognized in July 2006.  Related costs of revenue and selling and marketing expense were not significant for these two events.   The following table summarizes the activity within deferred revenue for the nine months ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Deferred revenue, beginning of period	$42,455	$28,757
Less: Cash product sales during the last three business days of June	(804)	(54)
Add: Cash product sales during the last three business days of March	824	2,258
Remaining net changes in deferred revenue	1,448	9,591
Deferred revenue, end of period	$43,923	$40,552

Commission and other revenue increased to $24,286,000 in the nine months ended March 31, 2008, compared to $16,592,000 in the nine months ended March 31, 2007, an increase of 46%.  The increase was primarily attributed to the Company’s decision in August 2006 to delay third-party entities from contacting our customers for a period of 45 days following the sale of the initial software license which negatively impacted commission and other revenue during the prior year period.  The Company made the decision to delay third-party entities from contacting our customers as part of the Company’s continued effort to enhance the customer’s experience. The increase was also attributed to improvement in recurring revenues from customers and an increase in commissions from third-parties providing additional products and services to our customers.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the nine months ended March 31, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$98,936	$107,320
Less: Cash product sales during the last three business days of June	(804)	(54)
Add: Cash product sales during the last three business days of March	824	2,258
Remaining net changes in deferred revenue	1,448	9,591
Net Dollar Volume of Contracts Written, non-GAAP	$100,404	$119,115

Net Dollar Volume of Contracts Written during the nine months ended March 31, 2008 decreased 16% from the nine months ended March 31, 2007.  The decrease is primarily attributable to the decrease in sales volume as a result of fewer workshops conducted during the period, fewer buying units attending our workshops, the decrease in average sales price, the decrease in percentage buying units making a purchase at our workshops, and an increase in percentage of purchases made under EPTAs discussed above.

Cost of Product and Other Revenue

Cost of product and other revenue consists primarily of the cost to conduct internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the nine months ended March 31, 2008 decreased to $30,722,000 from $33,534,000 during the prior year period, a decrease of 8%.  The decrease in cost of product and other revenue is primarily attributable to the decrease in the number of internet training workshops conducted and the decrease in the average number of buying units attending the workshops during the current period.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the nine months ended March 31, 2008 increased to $53,678,000 from $47,658,000 in the prior year period, an increase of 13%.  The increase in selling and marketing expenses is primarily attributable to an increase in the number of advertising mailers distributed and an increase in the number of preview seminar events conducted during the current period.  Additionally, selling and marketing expenses increased as a result of additional payroll and travel costs for training conducted during the current quarter associated with the launch of our StoresOnline Express product.  However, due to a lower than anticipated response to our selling and marketing activities, fewer buying units attended our internet training workshops where we sell our software.  Consequently, selling and marketing expense increased while revenue decreased.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses during the nine months ended March 31, 2008 increased to $15,772,000 from $11,976,000 in the prior year period, an increase of 32%.  Payroll and other expenses associated with customer support increased $1,224,000 during the current period due to an increase in volume of customers utilizing the SOS software.  Due to the increase in collections on trade receivables, financial servicing fees increased $945,000 during the current period.  Legal expenses increased $731,000 as a result of the various legal issues discussed elsewhere in this document.  The remaining increase in general and administrative expenses is attributable to an increase in other general corporate expenses.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate.  Interest income for the nine months ended March 31, 2008 was $6,868,000, compared to $4,831,000 in the prior year period, an increase of 42%.  The increase is attributable to the fact that we have retained all of our trade receivables since our last sale of domestic trade receivables in December 2005.

Income Taxes

During the nine months ended March 31, 2008, the Company recorded an income tax provision of $1,860,000.  This compares to an income tax benefit of $676,000 during the nine months ended March 31, 2007.  Income taxes are based on the estimated annual effective federal, state and foreign income tax rates.

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during the three months ended December 31, 2006, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized.  The benefit resulting from the removal of the corresponding valuation allowance was partially offset by an income tax provision of $7,070,000, resulting in a net income tax benefit of $676,000 during the prior year period.

Liquidity and Capital Resources

Working Capital

As of March 31, 2008, we had working capital of $20,934,000 compared to $35,755,000 as of June 30, 2007.  As of March 31, 2008, we had working capital, excluding deferred revenue, of $54,801,000 compared to $66,053,000 as of June 30, 2007.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the purchase of our common stock on the open market and the payment of dividends to our stockholders during the nine months ended March 31, 2008.  The decrease in working capital and working capital excluding deferred revenue is also attributable to the acquisition of $4,154,000 in available-for-sale securities during the three months ended March 31, 2008, which were still being held as of March 31, 2008, and are now classified as long-term assets.  We believe we have sufficient liquidity and capital resources to meet our needs for the foreseeable future.

Cash and Cash Equivalents

As of March 31, 2008, we had $25,160,000 of cash and cash equivalents compared to $36,859,000 as of June 30, 2007.  During the nine months ended March 31, 2008 and 2007, we generated positive cash flows from operating activities of $7,009,000 and $14,023,000, respectively.  During the nine months ended March 31, 2008 and 2007, we used cash of $14,215,000 and $3,543,000, respectively, in financing activities, primarily for the purchase of our common stock on the open market and payment of dividends to stockholders.

Available-For-Sale Securities

During the three months ended March 31, 2008, we purchased $4,154,000 of available-for-sale securities which consist primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities.  Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism.  While we have purchased ARS in the past, historically, we have not held ARS as of each balance sheet date.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with certain of our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities.  If we are unable to liquidate the remaining ARS, we may not have access to our funds until the maturity date of these investments, which could be as late as 2028.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $29,708,000 as of March 31, 2008 compared to $26,814,000 as of June 30, 2007.  Long-term trade receivables, net of allowance for doubtful accounts, were $9,636,000 as of March 31, 2008 compared to $12,096,000 as of June 30, 2007.  We offer our customers a 24-month or 36-month installment contract as payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  If we see a decrease in purchases made under EPTAs our trade receivables balance will decrease.

In August 2005, we sold, without recourse, our receivables held for sale of $14,006,000 for the net carrying amount.  Prior to May 2004, we sold, on a discounted basis, generally with recourse, a portion of our trade receivables to third-party financial institutions for cash.  Beginning in May 2004, we stopped selling trade receivables with recourse rights and since December 2005, we have not sold any of our trade receivables.  As the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require.  In the future, we may evaluate agreements with third-party financing companies for the sale of our domestic and/or international trade receivables.

Accounts Payable

Accounts payable as of March 31, 2008 totaled $4,575,000, compared to $3,174,000 as of June 30, 2007. Our accounts payable as of March 31, 2008 were generally within our vendors’ terms of payment.

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

Capital

As of March 31, 2008, total stockholders’ equity was $34,055,000, down 23% from $44,408,000 as of June 30, 2007.  In addition to net income of $2,588,000, other significant changes in stockholders’ equity during the first nine months of fiscal year 2008 included our purchase of $11,021,000 of the Company’s common stock on the open market, the payment of $3,871,000 in cash dividends on our common stock, $1,551,000 in expense for options granted, $599,000 in common stock issued upon exercise of stock options and related tax benefit, and a $199,000 cumulative effect adjustment to record tax liabilities upon adoption of the provisions of FIN 48.

During the three months ended March 31, 2008, the Company paid a cash dividend of $0.11 per common share.  The dividend was paid to stockholders of record as of March 20, 2008. Consequently, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 73%.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock.  During the three and nine months ended March 31, 2008, we paid $3,537,000  and $11,021,000 to purchase 328,053 and 819,460 shares of the Company’s common stock, respectively.  The Company expects to continue to purchase common stock over the next five years but may suspend or discontinue purchasing common stock at any time.  The common stock that was acquired by the Company was retired.

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

(1) Includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of March 31, 2008. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax return examinations currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the condensed consolidated income statements, and were insignificant for the three and nine months ended March 31, 2008. Accrued interest and penalties were $147,000 as of each of March 31, 2008 and June 30, 2007.

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

•

Our expectations regarding the reduction in staff ; and

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe,” and similar expressions are intended to help identify forward-looking statements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, we had approximately $25,160,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the three and nine months ended March 31, 2008, our interest income would have decreased by approximately $31,450 and $44,350 respectively, assuming consistent levels of interest-bearing instruments.

As of March 31, 2008, we had approximately $5,777,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2008 and 2009.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates.  If the US dollar had strengthened overall by 1% as of March 31, 2008, our net trade receivable balance would have decreased by approximately $58,000.

As of March 31, 2008, we had approximately $4,642,000 of cash and cash equivalents denominated in foreign currencies.  These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net.  Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates.  If the US dollar had strengthened overall by 1% as of March 31, 2008, our cash and cash equivalents would have decreased by approximately $46,000.

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

Changes in Internal Control Over Financial Reporting

During calendar 2006, the Company commenced a project to replace and upgrade its core financial systems.  The implementation was intended to enhance the Company’s internal controls over financial reporting and all phases of the implementation were substantially completed during calendar 2007.  Other than the change above, no other changes in the Company’s internal control over financial reporting occurred during the nine months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 6 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A.

RISK FACTORS

There are many risk factors that affect our business and the results of our operations, many of which are beyond our control.  Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A.  Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.  Except for the additional risk factors set forth below, during the period covered by this report, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Our business and results of operations are affected by general economic conditions and are dependent upon the price of postage, air transportation and food service. Continuing high postage, airfare, and food costs or further cost increases could have a material adverse effect on our operating results.

Our operating results are affected by general economic conditions, including inflation, recession and currency volatility. Currency fluctuations may make our software product less attractive to international purchasers which could negatively impact our revenues.  The economic environment may cause reduced demand for our software and widespread national and international concern over instability in the economy may result in customers declining to pay for our product in cash and using financing options which could negatively impact our results of operations and financial condition.

Our operating results are significantly impacted by changes in the price of postage, airfare and food service costs.  Postage, airfare, and food prices have increased substantially in the last five years.  These increasing costs have had a negative effect on our results of operations and financial condition.

Our ability to pass along the increased costs of postage, airfare and food service to our customers is limited by the competitive nature of the software and internet industry. We often have not been able to increase our fees to fully offset the effect of increased costs in the past and we may not be able to do so in the future.  Additional increases in postage, air transportation and food service costs or disruptions in air transportation or food service supplies could have additional negative effects on us.

We are exposed to fluctuations in currency exchange rates.

Because we conduct business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. As of March 31, 2008 we had approximately $5,777,000 of net trade receivables denominated in foreign currencies and $4,642,000 in cash and cash equivalents denominated in foreign currencies.  If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues as cash is collected from net trade receivables, other income, and net income. Similarly, our net revenues as cash is collected from net trade receivables, other income, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies.

Our investments in auction-rate-securities are subject to risks that may cause losses and affect the liquidity of these investments.

During the three months ended March 31, 2008, we purchased $4,154,000 of available-for-sale securities which consist primarily of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities.  Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism.  Historically, we have not held ARS as of each balance sheet date.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with certain of our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities.  Although we believe we have sufficient liquidity and capital resources to meet our needs for the foreseeable future, if we are unable to liquidate the remaining ARS, we may not have access to our funds until the maturity date of these investments, which could be as late as 2028.

Further, in the event that it is unlikely that we will be able to receive the full proceeds from these investments at the maturity date, we may be required to impair the securities. Based on the nature of the impairment(s), we would record a temporary impairment as an unrealized loss in comprehensive income or an other-than-temporary impairment in earnings, which could materially impact our results of operations. We did not record any impairment related to these investments as we do not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as net operating loss carryforwards.

Based on the outcome of examinations by relevant tax authorities, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as net operating loss carryforwards) in future periods.  It is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from January 1, 2008 through January 31, 2008	133,560	$9.74	133,560	$47,470,000
Purchases from February 1, 2008 through February 29, 2008	80,000	$11.86	80,000	$46,521,000
Purchases from March 1, 2008 through March 31, 2008	114,493	$11.23	114,493	$45,235,000
Total	328,053	$10.78	328,053	$45,235,000

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

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.

OTHER INFORMATION

 None

ITEM 6.

EXHIBITS

Exhibits

10.1     [Lease] dated as of March 18, 2008 between iMergent, Inc. and Canyon Park Management

Company

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

iMergent, Inc.

May 6, 2008	By:	/s/ Donald L. Danks
Donald L. Danks Chief Executive Officer

May 6, 2008	By:	/s/ Robert M. Lewis
Robert M. Lewis Chief Financial Officer