Form 10-K
IMERGENT INC
filed 2008-09-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

iMERGENT, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	001-32277	87-0591719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

754 East Technology Avenue, Orem, Utah  84097

 (Address of Principal Executive Office) (Zip Code)

(801) 227-0004

 (Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2007 (end of the Company’s second fiscal quarter) was approximately $64,286,000.

The number of shares of the registrant’s common stock outstanding at August 31, 2008 was 11,341,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

PART I

Throughout this report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in the Form 10-K, “StoresOnlineTM” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PROJECT, PREDICT, POTENTIAL OR CONTINUE (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

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

ITEM 1.

BUSINESS

GENERAL

We are an eServices company offering eCommerce technology, training and web-based technologies and resources to entrepreneurs and small businesses. Our StoresOnline eCommerce software and associated tools help our customers prepare, build, and manage their internet websites. Our tools also help our customers decrease the risks associated with eCommerce implementation by providing low-cost solutions with minimal lead-time, ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider focused on our target market.

iMergent, Inc. was incorporated as a Nevada corporation on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. Effective July 3, 2002, we changed our corporate name to “iMergent, Inc.” to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to entrepreneurs and small businesses who are seeking to establish a viable eCommerce presence on the Internet.

iMERGENT WEBSITE

The mailing address of our headquarters is 754 East Technology Avenue, Orem, Utah 84097, and our telephone number at that location is (801) 227-0004. Our Website is www.imergentinc.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed, or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

INDUSTRY BACKGROUND

The Internet has transformed the way business is conducted. To address this more competitive environment, successful companies must market dynamically, compete globally and communicate with a network of consumers and partners. Introducing a business to the Internet can unleash new opportunities for that business which drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies must be able to offer and deliver their services and products through the Internet to capitalize on this potential.

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

We believe this environment has created a significant and growing demand for third-party Internet professional services and has resulted in a proliferation of eServices companies offering specialized solutions, such as order processing, transaction reporting, help desk, training, consulting, security, website design and hosting. We believe there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms who offer business-to-consumer eCommerce solutions coupled with support and continuing education.

We believe this market requires a platform of products and services offerings which assist in a coordinated transformation or launch of a business in a way which embraces the opportunities presented by the Internet. Accordingly, we believe these organizations are increasingly searching for solutions to business-to-consumer eCommerce, which focuses on their requirements. These requirements include technology, education, creative design, transaction processing, data warehousing/hosting, transaction reporting and help desk support. Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and customer practices, increase predictability of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

OUR BUSINESS

Offering Services to Entrepreneurs and Small Businesses

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

At the Preview Training Session, the attending entrepreneur or small business owner is presented an opportunity to purchase a license to use our proprietary StoresOnline Express software and website development platform and thereby become an Internet merchant. The attending small business owner or entrepreneur is also presented an opportunity to attend a full day Internet Training Workshop. The StoresOnline Express software package includes the following products and services:

•

a license to create one fully enabled eCommerce website platform, with the option to host this website on the Company’s servers;

•

helpdesk technical support via on-line chat;

•

fully integrated StoresOnline shopping cart technology; and

•

Pay-Pal merchant account integration for real-time on-line credit card processing.

Approximately one to two weeks after each Preview Training Session, we return to conduct an intensive eight-hour Internet Training Workshop which delivers Internet eCommerce and website implementation training to the small business owners and entrepreneurs who purchased the StoresOnline Express package at the Preview Training Session. At the Internet Training Workshop, attendees learn more of the details, requirements, demands, tips, and techniques needed to extend their business or product to the Internet. These training workshops provide a plain English explanation of eCommerce requirements and tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

In addition to the training provided at the workshop, our customer is presented an opportunity to upgrade the StoresOnline Express license to our proprietary StoresOnline Pro software and website development platform. We offer attendees of our workshops the following integrated package of products and services:

•

an upgraded license to create from one to an unlimited number of fully eCommerce enabled websites, with the option to host those websites on the Company’s servers;

•

helpdesk technical support via on-line chat, emails, and telephone, which also includes access to our detailed resource center of Internet marketing information;

•

tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.);

•

dropshipper integration;

•

merchant accounts for real-time on-line credit card processing;

•

testing and marketing software tools; and

•

Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.

The license to our StoresOnline Pro software and website development platform permits the customer to create one to an unlimited number of custom websites. If the customer prefers, our development team can assist with the design and setup of the website for an additional fee. Customers can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. The websites hosted by us allow the customers to take advantage of our hosting and support services.

Following the initial sale of the license, we seek to provide additional technology and services to our customers. We offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content. We have partnered with third-party companies who offer our customers additional marketing tools, training, and/or tax and legal services for their web businesses. We receive a commission from these companies when our customers purchase any of their products or services. For a fee, we allow third parties to market other products and services which we believe are complementary to our own products and services to our customers in our Preview Training Sessions and Internet Training Workshops, and through direct marketing. Furthermore, we continue to explore ideas, products and services to enhance ongoing customer training and assistance.

We are seeking to increase both the number of Preview Training Sessions and Internet Training Workshop in the United States and internationally. Initially, we are making product and services offerings into selected English-speaking countries in the Asia Pacific region, Canada and Europe. We are continuing to test and grow our international market strategies based on our experiences.

Seasonality

Our revenues are subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops historically have been lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe a key component of our success comes from a number of new, recently developed proprietary technologies. We believe these technologies and advances distinguish our services and products from our competitors. Our technologies include our website development software (StoresOnline Express and StoresOnline Pro), advanced editing liberties in terms of content and website creation, dynamic image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform has been continuously enhanced over the past decade and is an innovative website-building environment. Features and functions of our StoresOnline software include:

•

during website development, our customers can experience the look and feel of their websites as if they were their own customers. They can shop, navigate, order products, track orders, and more. Should they want to change or add more elements, they can edit, rearrange, add, and delete the elements all within a dynamic, point-and-click environment;

•

all designs are customized based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment;

•

blogs, online journals, message boards, and forums are easily integrated into the content of the website. As administrators, the customers have full control in terms of filtering content, allowing images, and other blog, message board, and forum permissions;

•

customizable forms address customer-specific needs. By using customized forms, our customers can set up secure, encrypted forms with improved ease to collect sensitive information from their customers. This is especially useful for service-based businesses, as these forms can be used for job, loan, or insurance applications, questionnaires, bids, quotes, etc; and

•

Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution. This product allows businesses to manage all correspondence with customers in one easy-to-use application.

Sales and Marketing

Because most of our products are sold to persons who have attended both our Internet Training Workshop and our Preview Training Session, we make a significant investment to get the potential customers to our Internet Training Workshops. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model, which are intended to further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers.

We advertise our Preview Training Sessions mostly through direct mail. The mailing lists we use are obtained from list brokers and the Company’s own database. The direct mail pieces are sent several weeks prior to the date of the Preview Training Session.

Research and Development

During the years ended June 30, 2008, 2007, and 2006, we invested $2,113,000, $1,243,000, and $916,000, respectively, in the research and development of our technologies. Almost all of this investment was for our StoresOnline Pro software platform. In general, our research and development efforts during fiscal 2008 consisted of the following:

•

integration with over ten dropshippers allowing for seamless product listings;

•

enhanced research tools, including Search Engine Optimization tools as well as new charting and graphing features;

•

integration of Avail 24/7 into StoresOnline Pro;

•

addition of social networking features such as product reviews and customer feedback; and

•

single sign-on features that simplify account management.

In general, our research and development efforts during fiscal 2007 consisted of the following:

•

Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution;

•

enhanced research tools, including reverse search tools, and the Search Engine Optimization research tool;

•

integration with a variety of new payment processors including ECI-PAY2, YourPay, WorldPay, PayPalPro, PayPalPro UK, eLayaway, Eway, Enets SFA, Dynamic International Gateway, Optimal, BuyLine, and Google Checkout; and

•

enhancement to StoresOnline Pro including price sheets, agent integration (BidFrog/ClickSellGo/MyeBiz), Google site map, RSS support, site-branded confirmation emails, referrals for orders, and search engine optimizations on pages and product pages.

In general, our research and development efforts during fiscal 2006 consisted of the following:

•

StoresOnline Pro, which included the ability to design the look and feel of the site within the point-and-click environment;

•

enhanced interactive documentation (i.e., topical subjects, video instruction, bookmarks for topical study, and searchable content) for instructional need;

•

enhanced merchant services area to include searchable content, bookmarks for topical study, and the addition of several new marketing topics;

•

integration of Froogle.com for customer product feeds;

•

enhanced ability to recover/restore website content; and

•

new customer relationship management tools and interaction with hosted domain name management email alias management, and revised permission marketing management.

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

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

There are relatively low barriers to entry into our business. Our proprietary technology would not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will try to develop competing products and services or new forums for conducting eCommerce which could be deemed competitors. In addition, if eCommerce or Internet based enterprises with more resources and name recognition were to enter our market, they may redefine our industry and it would be difficult for us to compete with such enterprises.

Expected technology advances associated with the Internet, increasing use of the Internet, and new software products are welcome advancements that should broaden the Internet’s viability as a marketplace. We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future. We believe we can continue our success by periodic revision to our product offers, marketing approach, and by continuing our expansion into international markets where we believe there is an overall lower level of competition.

INTELLECTUAL PROPERTY

Our success depends in part on using and protecting our proprietary technology and other intellectual property. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon trade secrets and the know-how and expertise of our key employees and independent contractors. To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements. Although we believe we have taken appropriate steps to protect our intellectual property rights, including requiring employees and third parties who are granted access to our intellectual property to enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar to or superior to ours.

We license from third parties certain software and Internet tools which we include in our services and products. If any of these licenses were to be terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

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

EMPLOYEES

As of August 11, 2008, we had 340 employees; 281 full time and 59 part time, including 4 executives, 119 in sales, 20 in marketing and event planning, 22 in the development of our eCommerce solutions and IT, 21 in website production, 49 in event reservations, 50 in customer support and 55 in finance, legal and general administration. We also draw from a pool of 94 independent contractors; 36 of whom are guest presenters, sales consultants, and trainers.  We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our employee relations are good.

GOVERNMENTAL REGULATION

We are subject to regulations applicable to businesses generally. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We assert we do not offer our customers a “business opportunity” or a “franchise”, as those terms are defined in applicable statutes of the states in which we operate. In general, with the exception of California, in order to be subject to business opportunity regulations in a state, it is normally required we make a representation guaranteeing a return in excess of the purchase price and/or provide a marketing plan, both of which we assert we do not do. However, various states have contended we do sell a business opportunity. There is no guarantee we may not be required to register as a seller of a business opportunity in some states in which we do business. The requirement to register may have an adverse impact on our business. We believe we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day right of rescission (i.e., to cancel the sale) for workshop purchases. If we are required to register as a seller of business opportunities there may be rescission requirement in excess of three days. Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rights. These rights could reduce our sales if customers who purchase products and services at our workshops elected to exercise those rights.

We are also subject to an increasing number of laws and regulations directly applicable to access to, and commerce on, the Internet. In addition, due to the increasing popularity and use of the Internet, it is probable additional laws and regulations will be adopted in the future, addressing issues such as user privacy and pricing and quality of products and services. The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In particular, our initial contact with some of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 2 (r), entitled Segment Information, in our consolidated financial statements.

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

On April 5, 2006, the Federal Trade Commission (FTC), announced proposed rules, if adopted, could be construed or applied in a way which would negatively impact the manner in which we solicit potential customers and offer our customers our products. The FTC is currently requesting comments to the proposed rules. We cannot predict whether the proposed rules will be adopted. The proposed rules, if adopted, may be interpreted or applied in a manner which may limit the manner in which we market our products, which may reduce our revenue and profitability.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities, including actions seeking restraining orders or injunctions, and adverse decisions in these matters could adversely affect our business.

We have been subject to a number of claims by governmental agencies which we are required to register as a seller of business opportunities. Several states have filed actions seeking injunctions requiring which we register as a business opportunity seller under their particular statutes. We have also been subject to actions seeking temporary restraining orders demanding registration. See Part I, Item 3, Legal Proceedings, for a discussion of the pending actions. In addition, no assurances can be given there will not be other jurisdictions which bring actions on similar grounds. We assert we do not sell a business opportunity and have not therefore registered as a seller under the various statutes. We have been limited in our ability to transact business in at least two states as a consequence of a restraining order. Any additional restraining orders entered against the Company could also have a material negative impact on sales and operations of the Company. If it is determined in any state we are required to register as a seller of business opportunities in order to engage in business in that state, the requirement to do so could materially impair us and/or force us to change our business model and consequently may adversely affect our revenue, increase our compliance costs and reduce our profitability.

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

From time to time, we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.

We also are subject to various claims and legal proceedings covering matters which arise in the ordinary course of business. We believe the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

From time to time we are and have been the subject of customer complaints and lawsuits relating to our business practices which could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results.

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

On October 24, 2005, the Company announced it had been notified by the SEC that it had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. Although we have cooperated with the SEC in this matter, and intend to continue to cooperate with the SEC, the SEC may find that we have violated the securities laws. We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations. The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil, injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions. It is not possible to accurately predict, at this time, when matters relating to the investigation will be completed, the final outcome of the investigation, or what, if any, actions may be taken by the SEC or by other governmental agencies in federal, state or foreign jurisdictions. Such actions may negatively impact our consolidated financial statements, results of operations, business prospects or liquidity.

We are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web pages.

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is hosted remotely on our servers in Orem, Utah, and as such cannot be selectively defective, but the continual claims of defective software could have a negative effect on our ability to sell licenses. We have also been subject to various claims our software is hard to use. We contend our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the Internet, may have a substantial negative impact on our ability to transact business. The claims that a substantial number of our customers do not activate their web sites may impact the manner in which we conduct our seminars and may have a negative impact on our operations.

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

•

negative publicity about our industry, events, or products;

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

As of June 30, 2008, the Company had net operating loss (NOL) carry forwards of approximately $8,675,000. None of the NOL carry forwards are subject to annual limitations under Section 382 due to the recognized gains discussed below. Section 382 generally imposes limitations on a corporation’s ability to utilize its NOL carry forwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions, which increase the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  As a result of significant equity transactions during the life of the Company, the Company has experienced two ownership changes, and as a result of the most recent ownership change, utilization of the Company’s NOL is subject to an annual limitation. However, under certain circumstances, the utilization amount may be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change. Based on the valuation of the Company as of April 3, 2002, the Company has approximately $15,000,000 of recognized built-in gains, thus eliminating any effect of a limitation.  Nevertheless, the Internal Revenue Service could disagree with the valuation and limit the use of the NOL carry forwards, which could have a significant impact on both the income statement and balance sheets. Future changes in ownership of more than 50% may also limit the use of these NOL carry forwards.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our President, Brandon Lewis, Chief Executive Officer, Donald Danks, Chief Financial Officer, Robert Lewis, and Chief Technical Officer, David Rosenvall, as well as certain speakers at our Preview Training Sessions and Internet Training Workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel in all areas if we are to continue to successfully execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

We may acquire businesses or pursue acquisitions of complementary service or product lines and technologies that may involve financial, integration and transaction completion risks that could adversely affect our operations.

From time to time, we have evaluated and in the future may evaluate potential acquisitions of businesses, services, products or technologies. These acquisitions may dilute our existing stockholders or cause us to incur debt and contingent liabilities, and expenses to amortize related tangible or intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We have no present commitment or agreement with respect to any material acquisitions of other businesses, services, products or technologies.

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

We are continuing our operations in selected international markets. There are difficulties inherent in doing business in international markets such as:

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

Anyone able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations, as well as the operations of the merchant. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that we experience breaches in the security of proprietary information which we store and transmit, our reputation could be damaged and we could be exposed to a risk of loss or litigation.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 31, 2008, we had outstanding 11,341,380 shares of common stock.

Significant additional dilution will result if outstanding options and warrants are exercised. As of August 31, 2008, we had outstanding stock options to purchase 697,386 shares of common stock. In addition, in the event future financings should be in the form of, convertible into or exchangeable for our equity securities, investors may experience additional dilution.

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

We believe certain parties are acting in a manner to attempt to denigrate our business for personal profit. We believe certain parties may have engaged in actions intended to cause harm to the Company, and certain parties have made efforts to decrease the market price of our common stock. To the extent such parties engage in any such actions or take any other actions to interfere with our existing and/or prospective business relationships with regulators, vendors, media, partners, customers, lenders, or others, our business, prospects, financial condition and results of operations may suffer, and the price of our common stock may trade at prices below those that might prevail in the absence of any such efforts.

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

In March 2007, the Board of Directors of the Company authorized the initiation of a quarterly cash dividend of $0.10 per common share with a record date of the twentieth day of the last month of each quarter. In September 2007, the Board of Directors of the Company increased the quarterly cash dividend to $0.11. Although we expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial conditions, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Because we conduct business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. As of June 30, 2008, we had approximately $9,115,000 of net trade receivables denominated in foreign currencies and $5,261,000 in cash and cash equivalents denominated in foreign currencies. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues as cash is collected from net trade receivables, other income, and net income. Similarly, our net revenues as cash is collected from net trade receivables, other income, and net income will be negatively impacted if the U.S. dollar strengthens against foreign currencies.

Our investments in auction-rate-securities are subject to risks that may cause losses and affect the liquidity of these investments.

As of June 30, 2008, we held $3,800,000 of available-for-sale securities which consist primarily of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities. Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism. Historically, we have not held ARS as of each balance sheet date. However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our remaining ARS. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities. Although we believe we have sufficient liquidity and capital resources to meet our needs for the foreseeable future, if we are unable to liquidate the remaining ARS, we may not have access to our funds until the maturity date of these investments, which could be as late as 2028.

Further, in the event that it is unlikely that we will be able to receive the full proceeds from these investments at the maturity date, we may be required to impair the securities. Additionally, in the event we are forced to liquidate these investment prior to the maturity date, we may be required to impair the securities. Based on the nature of the impairment(s), we would record a temporary impairment as an unrealized loss in comprehensive income or an other-than-temporary impairment in earnings, which could materially impact our results of operations. We did not record any impairment related to these investments as we do not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We have experienced significant growth over the past several years and, consequently, we lease and sub-lease office and training facilities totaling approximately 50,000 square feet from unaffiliated third parties. Our principal office is located at 754 East Technology Avenue, Orem, Utah 84097. In March 2008, we entered into a lease for our principal office. In August 2008, we began the transition to the new office space which is located at 1303 North Research Way, Orem, Utah 84097. The new lease for our principal office terminates on September 30, 2013 and the lease for our training facility terminates on October 31, 2011. The annual rent for all of our office space and training facilities will be approximately $1,351,000 for the fiscal year ending June 30, 2009. We maintain tenant fire and casualty insurance on our properties located in these buildings in an amount that we deem adequate. We also rent, on a daily basis, hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet Training Workshops. We are under no long-term obligations related to the hotel facilities.

ITEM 3.

LEGAL PROCEEDINGS

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. A complaint was filed in October 2005 by Hillel Hyman, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP, our former independent registered public accounting firm. This was designated a “consolidated class action.”

On March 19, 2008, the Court entered an “Order of Approval of Plans of Allocation of Settlement Proceeds” and a “Final Approval Order and Judgment” of the settlement entered into between the parties (the “Class Action Settlement”). The class action settlement provided: (i) the defendants and/or their insurers pay $2,800,000 to the plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) dismissal of the Company and individual defendants from the litigation with prejudice; (iii) a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual defendants arising out of, based upon or related to the facts alleged in the complaint or that could have been alleged in the litigation; (iv) the Company and individual defendants assign to the plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v) the Company and individual defendants shall cooperate with the plaintiffs in the continuing prosecution of the litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the plaintiffs. The settlement of the derivative claims provided for the Company to receive a payment of $3,300,000 in insurance proceeds, which was used by the Company to fund the settlements ($500,000 was used to pay derivative counsel attorney fees and $2,800,000 was used to pay the class action settlement). The Company has also agreed to certain corporate governance measures, most of which have already been adopted (the only non-adopted measures require stockholder approval), and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court could be deemed contempt. The parties are now engaged in discovery. The parties have not presented evidence nor has the Court scheduled a final hearing on the ACCC’s claims as well as the demand for fees and damages. The Company is not precluded from conducting business in Australia and continues to hold seminars.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company. The complaint sought an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code. The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the lawsuit by the State of California (the State) is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct of business, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable, (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm. The Company had not been provided with any customer complaints received by either the District Attorney or the Office of the Attorney General prior to the filing of the action. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company. The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction. The Appeals Court, however, denied that petition. The Company also filed an appeal of the temporary injunction, a decision on which is pending. There is no assurance that any appeal will be ruled on prior to a final hearing on the injunction. The court has not yet scheduled a trial date and the parties are, at present, engaging in discovery. The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act and the Company also intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State nor the business model of the Company would require the Company to register under the SAMP Act.

The Company asserts that its “Express” business model does not violate the Temporary Injunction as the initial required consideration does not exceed $500. On March 31, 2008, the Company mailed invitations to potential customers in Orange County, California providing the invitees with the opportunity to attend a preview seminar. The Company held two preview seminars on April 19, 2008 and one workshop on April 25, 2008. At the preview seminars, attendees were invited to purchase the StoresOnline Express software offered by the Company. The purchase price of the software offered at the preview seminar was $50. Customers who purchased the StoresOnline Express software at the preview seminars were invited to attend the workshop. At the workshop, only people who attended the preview seminar and who purchased the StoresOnline Express software were offered the opportunity to upgrade to the StoresOnline Pro software. There was no obligation for customers to upgrade from the fully-functioning StoresOnline Express software.

The Company notified the Attorney General of the State of California and the District Attorney of Ventura County (collectively, the “Attorney Generals”) of the intent to hold these seminars. The Company advised the Attorney Generals of its belief that the Express business model does not violate either the SAMP Act or the preliminary injunction because the initial required consideration to purchase the StoresOnline Express software is below the $500 threshold. The StoresOnline Express software is a required prerequisite to the purchase of an upgrade to StoresOnline Pro. Consequently, the Company believes that the “Express” business model does not violate the SAMP Act or the Preliminary Injunction.

The Attorney Generals have notified the Company that the failure to object to the holding of the seminars or the failure to take any affirmative action shall not be deemed to be either tacit or actual agreement with the position of the Company that the “Express” business model violates neither the Preliminary Injunction nor the SAMP Act. The Company reserves the right, without publicly announcing its schedule, to hold additional preview sessions and workshop seminars.

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for a temporary restraining order, and motion for preliminary injunction against the Company. The action was entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court. The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleged unfair and deceptive trade practices. The actual motion was served on the Registered Agent for the

Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007. The Company on advice of counsel agreed to consent to a preliminary injunction order (the “Order”) with the State of North Carolina. The Order required that the Company not market or sell in North Carolina. The Company successfully removed the case to the jurisdiction of the North Carolina Business Court.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). In connection with the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it will refund any customers in the State of North Carolina who may file claims within sixty (60) days of entry of the North Carolina Judgment. The claim must include a declaration issued under penalty of perjury that the customer has been unable to activate a web site and get it fully operational. The State of North Carolina will also notify certain customers of the right to the refund. As a result of the North Carolina Judgment, the Injunction is lifted and the Company is permitted to immediately schedule seminars in North Carolina. There is no finding that the Company is a seller of a “Business Opportunity.” The Company has also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina.

On June 26, 2007, the State of Florida filed an action entitled, State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665. The complaint alleges violations of the Deceptive and Unfair Trade Practices Act and seeks to require the Company to register as a seller of business opportunities. On January 18, 2008, the Attorney General of the State of Florida filed a new and amended complaint. The complaint alleged in two counts, violations of the Deceptive and Unfair Trade Practices Act and claims that the Company is a seller of a “Business Opportunity” under Florida law.

On August 29, 2008, the Company and the State of Florida agreed to a settlement of the action. In connection with the settlement, the Company has agreed to pay fees totaling $125,000. The Company has also agreed that it will refund any customers within the State of Florida who may file claims within thirty (30) days of entry of the consent judgment. The Company also has agreed to refund claimants who have previously filed a claim to either the Company or the State of Florida. The State of Florida has provided the names of all complainants who have contacted the State of Florida. The Company has also agreed to refund up to $250,000 in claims made over the next 18 months from purchasers who can prove with documentation that there has been a misrepresentation made to them and that the customer could not make the product work. There is no finding that the Company is a seller of a “business opportunity.” In addition, the Company agreed to certain actions intended to clarify the business practices of the Company. The consent judgment does not otherwise limit the Company’s ability to conduct business in the State of Florida.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, The People of the State of Illinois v Stores Online, Inc. and Galaxy Malls, Inc. The action alleged that the Company engaged in consumer fraud. The petition sought refunds together with unspecified statutory damages. On June 12, 2008, the Circuit Court of the Third Judicial Circuit, Madison County, Illinois entered a final judgment and consent decree (“Illinois Judgment”) agreed to between the Company and the State of Illinois. Under the Illinois Judgment, the Company agreed to pay a total settlement of $405,000. The settlement amount includes refunds to certain Illinois customers who may file claims. To the extent that filed claims exceed the refund amount, refunds will be paid on a pro-rata basis. The State of Illinois will be entitled to retain as fees any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to certain actions intended to clarify the business practices of the Company. The Illinois Judgement does not limit the Company’s ability to conduct business in the State of Illinois.

On April 1, 2008, the Company and the State of Connecticut agreed to enter into a Final Judgment of Stipulation (“Final Judgment”). The Final Judgment stemmed from a two-year non-public review and discussion of the business practices of the Company with the Office of the Attorney General of the State of Connecticut. In the Final Judgment, the Company agreed to make certain disclosures regarding the software sold by the Company and agreed it would not make representations which are not true. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company refunded certain customers a total amount of approximately $65,000, and agreed to pay the State of Connecticut’s costs of the investigation, totaling approximately $65,000, which amount was allocated to three funds. If the Company violates the Final Judgment, the Company agrees to refund customers that could, under oath, demonstrate a violation of the Final Judgment. The Final Judgment does not otherwise restrict the Company from doing business in the State of Connecticut.

On May 28, 2008, the Circuit Court of Oregon, County of Marion confirmed an Assurance of Voluntary Compliance (“AVC”) agreed to between the Company and the State of Oregon. The AVC stemmed from a non-public investigation undertaken by the Office of the Attorney General of Oregon which reviewed the business practices of the Company. In the AVC, the Company agreed to make certain disclosures regarding the software sold by the Company and the services provided by the Company. The Company further agreed it would not violate Oregon statutes. The Company has already incorporated the changes to the disclosures contemplated in the AVC. There were no refunds required in the AVC. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company agreed to pay Oregon’s costs and fees totaling $33,000. The AVC does not otherwise restrict the Company from doing business in Oregon.

On May 16, 2008, the Circuit Court of Wisconsin, County of Dane confirmed a Stipulation and Order of Judgment (the "Wisconsin Settlement") agreed to between the Company and the State of Wisconsin. The Wisconsin Settlement stemmed from a two-year non-public investigation undertaken by the Office of the Attorney General of Wisconsin. The investigation reviewed the business practices of the Company and reviewed claims that the Company did not include sufficient disclosures in its initial solicitation. In the Wisconsin Settlement, the Company agreed to make certain disclosures regarding the software sold by the Company and agreed it would not make representations which are not true. The Company also agreed to provide additional information in its initial solicitation. The Company has already incorporated the changes to the disclosures and changes in its initial solicitation contemplated in the Wisconsin Settlement. There were no refunds required in the Wisconsin Settlement. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company agreed to pay Wisconsin’s costs and fees totaling $50,000. The Wisconsin Settlement does not otherwise restrict the Company from doing business in Wisconsin.

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it had reasons to believe the Company may have engaged in unfair business practices. It was also reviewing if the Company operated as a seller of a business opportunity under Louisiana law. On October 26, 2007, the Company and the State of Louisiana entered into an Assurance of Voluntary Compliance settlement (the “Louisiana Settlement”). In the Louisiana Settlement, the Company agreed to make certain disclosures regarding the software sold by the Company as well as provide additional disclosures. There was no requirement for the Company to register as a "business opportunity". The Company expressly denied any wrongdoing. The Company agreed to make certain refunds and a payment to the Louisiana Department of Justice Consumer Enforcement and Education Fund. The total amount paid by the Company was $75,000. The Louisiana Settlement does not otherwise restrict the Company from doing business in Louisiana.

On August 28, 2006, the Utah Department of Commerce Division of Consumer Protection (the “Division”) served an Administrative Citation seeking that the Company register under §13-15 of the Utah Business Opportunity Disclosure Act (the “Disclosure Act”). The Division entered an Order of Adjudication (“Utah Order”). The Utah Order found that the Company sold an assisted marketing plan (“Business Opportunity”) which is commenced in the State of Utah without filing the required information with the Division. The Company disputed the conclusion and filed notice of its intent to seek review of and/or appeal the Utah Order. On October 24, 2007, the Company and the Division entered into a settlement agreement ("Utah Settlement”). In the Utah Settlement, the Division agreed to withdraw the petition which claimed the Company was required to register as a Business Opportunity and vacate the Utah Order. The Utah Settlement requires certain disclosures on the part of the Company which are intended to clarify its business practices. The Utah Settlement does not require the Company to register as a Business Opportunity. There was no payment required by the Company.

On January 7, 2008, the Company was served with a complaint captioned, Yahoo, Inc, Plaintiff, vs. StoresOnline, Inc., aka StoresOnline.com, the Defendant filed in the Third District Court, State of Utah Salt Lake County, and West Jordan Department with a case number Civil No. 070422707. The complaint alleges that the Company has not paid for “certain advertising” services provided by Yahoo, Inc. and claims damages of $283,000. The Company contends that the advertising was not provided and that there is no balance due. The Company has filed a motion to dismiss the complaint based upon improper venue. The parties are engaging in preliminary discovery.

An article in the May 5, 2007 edition of Barron's magazine entitled, “A Web of Broken Promises,” alleged that Donald L. Danks, the Chief Executive Officer of the Company, "told select individual and institutional investors that the company's fiscal year 2007 third-quarter earnings will be over 50% higher than the estimate." The allegations, if true, could be a violation of Regulation FD. The General Counsel of the Company together with outside counsel for the Board of Directors of the Company, undertook a thorough investigation of that allegation and the actions of the Chief Executive Officer.

The Company’s investigation resulted in a determination that Mr. Danks appears to have violated Regulation FD under the federal securities laws by disclosing material nonpublic information about the Company’s third quarter 2007 earnings to a third party.

The investigation found no evidence that Mr. Danks disclosed this non-public information to anyone else. Mr. Danks claimed to have believed he provided the information properly. The Company mitigated any potential misuse of the information contained in the article published on Saturday, May 5, 2007 by releasing its quarterly financial information in a press release and on Form 8-K before the stock market opened on Monday, May 7, 2007.

The independent members of the Company’s Board of Directors met and considered the results of the investigation. As a result, the Board of Directors took certain remedial actions regarding Mr. Danks and imposed certain requirements on him, including requiring him to attend compliance training, restricting his communications with outside securities professionals and requiring him to disclose to the General Counsel on a monthly basis the identity of any securities professionals or investors with whom he has discussed the Company. The Board of Directors also accepted Mr. Danks’ resignation as the Chairman of the Board of the Company, and appointed Todd Goergen as Non Executive Chairman of the Board of the Company. The Board of Directors also determined not to grant a salary increase to Mr. Danks that was under consideration and has not awarded him any compensation increases through August 31, 2008.

On October 24, 2005, the Company announced it had been notified by the Securities and Exchange Commission (SEC) that it had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company has fully cooperated with the SEC in this matter.

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

	High	Low
Fiscal 2008
Fourth Quarter	$13.02	$10.60
Third Quarter	13.67	8.48
Second Quarter	24.99	9.59
First Quarter	24.72	16.90
Fiscal 2007
Fourth Quarter	28.25	19.25
Third Quarter	29.89	17.14
Second Quarter	32.10	13.51
First Quarter	16.30	12.04

SECURITY HOLDERS

There were 346 holders of record of our shares of common stock as of August 31, 2008. The number of holders does not include individual participants in security positions listings.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The Company has a share repurchase program that authorizes the Company to purchase shares of its common stock. The aggregate dollar amount authorized for repurchase is $70 million through September 2012. The following are details of repurchases under this program for the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	80,837	$12.37	80,837	$44,235,000
May 1, 2008 through May 31, 2008	48,000	$11.66	48,000	$43,675,000
June 1, 2008 through June 30, 2008	N/A	N/A	N/A	$43,675,000
Total	128,837	$12.10	128,837	$43,675,000

(a)

All shares were purchased in open-market transactions. The Company’s share purchase program was originally announced on September 5, 2006. On September 4, 2007, the Company’s Board of Directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided stockholders on iMergent, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the AMEX Composite index and a customized peer group of four companies that includes: Art Technology Group Inc, Broadvision Inc, Cybersource Corp. and Vignette Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on June 30, 2003 and its relative performance is tracked through June 30, 2008.

	6/03	6/04	6/05	6/06	6/07	6/08
iMergent, Inc.	100.00	162.33	246.51	302.33	573.91	287.46
NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67
AMEX Composite	100.00	128.79	165.82	204.19	253.70	243.41
Peer Group	100.00	103.62	72.11	114.67	135.24	128.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company will neither make nor endorse any predictions as to future stock performance.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2008, and the consolidated balance sheet data as of June 30, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended June 30, 2005 and 2004 and the consolidated balance sheet data as of June 30, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data[1]
Revenue	$128,048	$151,617	$185,089	$39,075	$20,209

Net income (loss)	$3,142	$24,001	$110,622	$(29,517)	$(25,446)

Net income (loss) per common share:
Basic	$.27	$1.94	$9.09	$(2.49)	$(2.25)
Diluted	$.26	$1.87	$8.76	$(2.49)	$(2.25)

Dividends per common share	$.44	$.20	$-	$-	$-

Weighted average common shares outstanding:
Basic	11,676,000	12,344,000	12,164,000	11,835,000	11,330,000
Diluted	11,858,000	12,830,000	12,625,000	11,835,000	11,330,000

	As of June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:1
Cash and cash equivalents	$26,184	$36,859	$30,023	$10,691	$4,957
Working capital (deficit)	20,558	35,755	19,492	(6,212)	(12,793)
Total assets	86,614	96,710	66,012	38,927	26,602
Deferred revenue	43,191	42,455	28,757	114,050	68,990
Debt and collateralized borrowings	179	-	-	763	5,847
Capital lease obligations	-	-	91	170	257
Stockholders’ equity (deficit)	32,475	44,408	29,979	(83,603)	(55,568)

———————

1

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations” and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” and elsewhere in this report. “Management's Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware and is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small businesses. Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider focused on our target market. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

Until our decision to reduce staff in December 2007, we had experienced significant growth in the operations of our business during the past several years. Although we incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past six years. The following discussion further expands on these trends.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by U.S. generally accepted accounting principles (US GAAP) and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance. We operate with a June 30 fiscal year end and we experience seasonality in our business. Historically, revenues from our core business during the first fiscal quarter were lower than revenues during our second, third and fourth fiscal quarters. We believe this to be attributable to summer vacations that occur during our first fiscal quarter. We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

Developments Impacting Results of Operations and Cash Flows

In August 2005, we sold, without recourse, our trade receivables held for sale of $14,006,000 for the net carrying amount. We also entered into an agreement with a third-party financing company for the ongoing sale of our domestic trade receivables, if we desire. We have not sold any trade receivables since December 2005.

In September 2006, the Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the Company’s Board of Directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. During the years ended June 30, 2008 and 2007, the Company repurchased 948,297 and 654,398 shares of common stock for $12,581,000 and $13,745,000, respectively. As of June 30, 2008, the Company is authorized to repurchase up to $43,675,000 of the Company’s common stock under this program.

In March 2007, the Board of Directors authorized the initiation of a quarterly cash dividend of $0.10 per common share. In September 2007, the Board of Directors increased the quarterly cash dividend to $0.11 per common share. For the years ended June 30, 2008 and 2007, $5,113,000 and $2,442,000 of dividends were declared and paid to common stockholders.

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

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things; we register under the California Seller Assisted Marketing Plans Act. A more detailed explanation of this proceeding is contained in “Legal Proceedings” within this document. For the year ended June 30, 2007, sales in California represented approximately 12% of our total revenue. For the year ended June 30, 2008, we had an insignificant amount of sales in California.

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

The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), requires all revenue from the sale of software products and related services in multiple-element arrangements be deferred until the earlier of the point at which (i) sufficient VSOE of fair value exists for each product and service in the arrangement or (ii) all elements of the arrangement have been delivered. However, SOP 97-2 does provide for an exception if the only undelivered elements are services which do not involve significant production, modification, or customization of software. In that instance, fees for the bundle of software products and related services may be recognized as revenue over the period during which the services are expected to be performed. The Company has determined the access service period to be five years.

Therefore, prior to the Company’s change in business model in December 2005 discussed below, all fees collected for the software products, setup services, customer support, hosting services, and follow up workshops were deferred and recognized ratably over the five-year access service period, net of expected customer refunds. Fees related to extended payment term arrangement (EPTA) contracts are deferred and recognized as revenue during the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered entirely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent.”

Impact on Revenue Recognition Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (i) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (ii) begin charging customers for access services as part of customer support. The Company’s general counsel reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company had the legal right to limit the “free” access service to one year for all existing customers at that time and that such position would be upheld by a court of law. In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

As a result of this change in business model in December 2005, the Company: (i) established VSOE of fair value for the combined access and customer support services, and (ii) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004. Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method). The Company recognized approximately $117,500,000 of previously deferred product and other revenue during the three months ended December 31, 2005 as a result of this change in business model.

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

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered entirely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized. A partial valuation allowance was recorded in fiscal 2006 due to the uncertainty of the realization of the assets based upon a number of factors, including a change in the Company’s business model and projections of future taxable income when taking into consideration limitations on the utilization of its NOL carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year testing period. Since the Company’s formation, it has experienced two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change was subject to an annual limitation under Section 382. Any unused annual limitation amounts can be carried over to later years until fully utilized. During fiscal 2007, due to the Company’s utilization of its NOL carryforwards subject to Section 382, increased taxable earnings projections, and discrete event developments in the resolution of certain contingencies during the year, the Company determined it was more likely than not that its remaining deferred income tax assets would be realized and the valuation allowance was removed.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007

Revenue

Our fiscal year ends on June 30. Revenues for the fiscal year ended June 30, 2008 (“fiscal 2008”) decreased to $128,048,000 from $151,617,000 for the fiscal year ended June 30, 2007 (“fiscal 2007”), a decrease of 16%. Product and other revenue decreased to $97,141,000 in fiscal 2008 from $125,552,000 in fiscal 2007, a decrease of 23%. The following table summarizes the activity within deferred revenue for the years ended June 30:

	2008	2007
	(in thousands)
Deferred revenue, beginning of year	$42,455	$28,757

Add: Cash product sales during the last three business days of the current period	827	804

Less: Cash product sales during the last three business days of the previous period	(804)	(54)
Remaining net change in deferred revenue	713	12,948

Deferred revenue, end of year	$43,191	$42,455

The decrease in revenues from fiscal 2008 compared to fiscal 2007 is attributable to the following factors. The number of Internet Training Workshops conducted during fiscal 2008 decreased to 1,028 (including 184 that were held outside the United States) compared to 1,193 (including 264 that were held outside the United States) during fiscal 2007. The average number of buying units in attendance at our workshops during fiscal 2008 was 84 compared to 95 during fiscal 2007. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit. Approximately 28% of the buying units made a purchase at the workshops during fiscal 2008, which is comparable to fiscal 2007. Purchases under EPTAs as a percentage of total workshop purchases increased to 48% in fiscal 2008 compared to 40% in fiscal 2007. The average workshop purchase decreased during fiscal 2008 to approximately $5,100 compared to approximately $5,200 during fiscal 2007. Revenues were reduced by $998,000 during fiscal 2008 as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, for customer refunds.

We conducted 15 workshops during the last three business days of June 2008. Consequently, $827,000 of cash sales were deferred and recognized in July 2008. Additionally, the related costs of revenue totaling $174,000 and the related selling and marketing expenses totaling $617,000 were recognized in July 2008.

The Company conducted 13 workshops during the last three business days of June 2007. Consequently, $804,000 of cash sales were deferred and recognized in July 2007. Additionally, the related costs of revenue totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007.

Commission and other revenue increased to $30,907,000 in fiscal 2008 compared to $26,065,000 in fiscal 2007, an increase of 19%. The increase was primarily attributable to an increase in commission from third parties as a result of an increase in strategic partnerships.

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

Because of the changes in the Company’s revenue recognition policies resulting from the change in business model noted above and due to the Company’s growth, management believes the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company. Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, discounts incurred on sales of trade receivables (financial discounts), and estimates for customer returns. Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP. In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts. Actual collections on financed contracts and the amount of customer returns may differ materially from original estimates. However, the Company has several years of experience with the financing arrangements and products and services offered to its customers. Consequently, management believes it has a reasonable basis for its estimates.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the years ended June 30, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in accordance with US GAAP	$128,048	$151,617

Add: Cash product sales during the last three business days of the current period	827	804

Less: Cash product sales during the last three business days of the previous period	(804)	(54)
Remaining net change in deferred revenue	713	12,948

Net Dollar Volume of Contracts Written	$128,784	$165,315

Net Dollar Volume of Contracts Written during fiscal 2008 decreased 22% from fiscal 2007. The decrease is primarily attributable to the decrease in number of training workshops, the decrease in average workshop purchase, and the decrease in the average number of buying units attending the workshops.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for fiscal 2008 decreased to $38,155,000 from $46,997,000 for fiscal 2007, a decrease of 19%. The decrease in cost of revenue is primarily attributable to the decrease in Net Dollar Volume of Contracts Written. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2008 increased to $69,787,000 from $66,744,000 in fiscal 2007, an increase of 5%. The increase in selling and marketing expenses is primarily attributable to lower response rates to our selling and marketing activities due to negative economic conditions as well as negative media reports about the Company. Additionally, salaries and wages increased over fiscal 2007 despite a decrease in sales due to larger preview sales teams as a result of the implementation of StoresOnline Express during the third quarter of fiscal 2008. Increases in postage on the Company’s direct mail materials also caused an increase in advertising expense. Selling and marketing expense was also negatively impacted by increased travel costs associated with higher fuel prices. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in fiscal 2008 increased to $21,246,000 from $17,203,000 in fiscal 2007, an increase of 24%. The increase in general and administrative expenses during fiscal 2008 is primarily attributable to an increase in legal fees of $900,000 associated with various legal actions, an increase in financial servicing fees of $1,119,000 as a result of additional collection of accounts receivable, and an increase in salaries and wages of $1,459,000 primarily due to an increase in customer support personnel due to an increase in the number of customers utilizing SOS software. The balance of the increase in general and administrative expenses is the result of the general increase in costs for items such as insurance, rent, telephone, office supplies and other expenses.

Interest Income

Interest income is primarily derived from the EPTA contracts carried by us, which generally have an 18% simple interest rate. Interest income for fiscal 2008 was $8,858,000 compared to $7,079,000 for fiscal 2007, an increase of 25%. The increase is attributable to the increase in the collection of trade receivables.

Income Tax Provision

During fiscal 2008, we recorded an income tax provision of $3,039,000. This compares to an income tax provision of $2,686,000 during fiscal 2007. Income taxes are based on the estimated annual effective federal, state and foreign income tax rates. The income tax provision recorded in fiscal 2008 is higher than federal, state, and foreign statutory rates as a result of changes in estimates of state net operating loss apportionments and as a result of stock-based compensation expense for incentive stock options which is not deductible for income tax purposes.

As discussed above, due to the change in business model in December 2005, we determined that it was more likely than not that $11,877,000 of our net deferred income tax assets would be realized. Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during fiscal 2007, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized. The benefit resulting from the removal of the corresponding valuation allowance was offset by an income tax provision of $10,432,000, resulting in a net income tax provision of $2,686,000 during fiscal 2007.

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

The Company conducted 13 workshops during the last three business days of June 2007. Consequently, $804,000 of cash sales were deferred and recognized in July 2007. Additionally, the related costs of revenue totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007.

The Company conducted 2 workshops during the last three business days of June 2006. Consequently, $54,000 of cash sales were deferred and recognized in July 2006. Related costs of revenue and selling and marketing expense were not significant for these two events.

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

Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during fiscal 2007, we determined that it was more likely than not that our remaining deferred income tax assets of $7,746,000 would be realized. The benefit resulting from the removal of the corresponding valuation allowance was offset by an income tax provision of $10,432,000, resulting in a net income tax provision of $2,686,000 during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had working capital of $20,558,000 compared to working capital of $35,755,000 as of June 30, 2007. As of June 30, 2008, we had working capital, excluding deferred revenue, of $53,416,000 compared to $66,053,000 as of June 30, 2007. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. Although we incurred losses since our inception through December 2005 for US GAAP purposes, we have generated positive cash flows from operating activities since fiscal 2003. We believe that our current cash and cash equivalents and expected cash flows from operations will be sufficient for our capital requirements for the foreseeable future.

Cash and Cash Equivalents

As of June 30, 2008, we had $26,184,000 of cash and cash equivalents compared to $36,859,000 as of June 30, 2007. During fiscal 2008, 2007 and 2006, we generated positive cash flows from operating activities of $10,361,000, $22,554,000, and $18,883,000, respectively.

Available-For-Sale Securities

As of June 30, 2008, we held $3,800,000 of available-for-sale securities which consist primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch. Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism. While we have purchased ARS in the past, historically, we have not held ARS as of each balance sheet date. However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our remaining ARS. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities. On August 7, 2008, Merrill Lynch, announced it will purchase all ARS sold to retail customers. We expect we will be able to liquidate our ARS no later than January 15, 2010, but there can be no assurance of this.

Trade Receivables

Trade receivables and long-term trade receivables net of allowance for doubtful accounts totaled $38,568,000 as of June 30, 2008, compared to $38,910,000 as of June 30, 2007. Long-term trade receivables, net of allowance for doubtful accounts, were $9,845,000 as of June 30, 2008 compared to $12,096,000 as of June 30, 2007. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

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

Accounts Payable

Accounts payable as of June 30, 2008 totaled $4,760,000, compared to $3,174,000 as of June 30, 2007. The aging of accounts payable as of June 30, 2008 and 2007 was generally within our vendors’ terms of payment.

Financing Arrangements

We accept payment for sales made at our Internet Training Workshops in the form of cash, credit card, or EPTAs. As part of our cash flow management and in order to generate liquidity, prior to December 2005 we sold a portion of our trade receivables arising from EPTAs to third-party financial institutions for cash. See “Liquidity and Capital Resources – Trade Receivables,” for further information.

Capital Requirements – Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2008:

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
	(in thousands)
Operating leases (2)	$8,097	$1,351	$3,096	$3,285	$365
Advertising commitments (3)	651	322	329	-	-
Consulting agreements (4)	790	370	420	-	-

Total contractual cash obligations	$9,538	$2,043	$3,845	$3,285	$365

———————

(1)

Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)

Represents our commitments associated with operating leases and includes contracts that expire in various years through 2013. Payments due reflect fixed rent expense.

(3)

Represents our commitments associated with certain advertising contracts and includes contracts that expire in various years through 2010.

(4)

Represents our commitments associated with certain consulting agreements and includes contracts that expire in various years through 2011.

Capital

As of June 30, 2008, total stockholders’ equity was $32,475,000, down 27% from the $44,408,000 at June 30, 2007. The decrease in total stockholders’ equity was attributable to the purchase and retirement of $12,581,000 of our common stock and $5,113,000 in dividends paid to common stockholders. The decrease in total stockholders’ equity was partially offset by net income of $3,142,000, $916,000 in proceeds from the exercise of stock options and related income tax benefit, and $1,902,000 in expense for options granted.

On March 7, 2007, we initiated a quarterly cash dividend of $0.10 per common share. On September 5, 2007, we increased our quarterly cash dividend to $0.11 per common share. Dividends are declared to stockholders of record as of 20th day of the last month of each quarter and paid on the last Friday of the last month of each quarter. The dividend payout ratio, representing dividends per share divided by basic earnings per share, for fiscal 2008 was 163%.

Common Stock Repurchase Program

On September 5, 2006, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the years ended June 30, 2008 and 2007, the Company repurchased $12,581,000 and $13,745,000 of common stock, respectively. The Company expects to continue to repurchase common stock over the next two years but may suspend or discontinue repurchasing common stock at any time. The repurchased common stock was retired.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 159 to have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply SFAS No. 141R prospectively to business combinations for which the acquisition date is on or after May 1, 2009. We do not expect our adoption of SFAS No. 141R to have a material impact on our fiscal 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our fiscal 2010 consolidated financial statements.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by SFAS No. 161.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, we increased our existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders' equity. As of July 1, 2007, we had no unrecognized tax benefits.

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

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements as of June 30, 2008. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax return examinations currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the condensed consolidated statements of income, and were insignificant for the year ended June 30, 2008. Accrued interest and penalties were $0 and $147,000 as of June 30, 2008 and June 30, 2007.

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

•

our belief that continuously testing and implementing changes to our business model may further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers;

•

our expectation that seasonal fluctuations will not continue to occur in our fiscal second quarter, but will continue during our fiscal first quarter;

•

our expectation that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to help our customers achieve success with their Internet-related businesses;

•

our expectation that we will retain our trade receivables in the future;

•

our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as product and other revenue when cash is collected;

•

our expectation that as the Company continues to generate positive cash flows from operating activities, we do not anticipate selling additional domestic trade receivables, except as unique circumstances arise or may require; and

•

our expectation that that our current cash and cash equivalents and expected cash flows from operating activities will be sufficient for our capital requirements for the foreseeable future.

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

As of June 30, 2008, we had approximately $26,184,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the twelve months ended June 30, 2008, our interest income would have decreased by approximately $131,000 assuming consistent levels of interest-bearing instruments.

As of June 30, 2008, we had approximately $9,115,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2008 and 2010. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30, 2008, our net trade receivable balance would have decreased by approximately $91,000.

As of June 30, 2008, we had approximately $5,261,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30, 2008, our cash and cash equivalents would have decreased by approximately $53,000.

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

PAGE
Schedule II - Valuation and Qualifying Accounts	60

Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries (collectively, the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iMergent, Inc. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2008 expressed an unqualified opinion thereon.

/s/ Tanner LC

Salt Lake City, Utah

September 3, 2008

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2008	June 30, 2007
Assets

Current assets:
Cash and cash equivalents	$26,184	$36,859
Trade receivables, net of allowance for doubtful accounts of $13,797
as of June 30, 2008 and $11,904 as of June 30, 2007	28,723	26,814
Inventories	627	427
Note receivable	-	1,000
Income tax receivable	793	295
Deferred income tax assets, current portion	3,891	6,349
Prepaid expenses and other	3,849	4,156
Total current assets	64,067	75,900

Certificate of deposit	500	500
Available-for-sale securities	3,800	-
Long-term trade receivables, net of allowance for doubtful accounts of $4,786 as of June 30, 2008 and $5,610 as of June 30, 2007	9,845	12,096
Property and equipment, net	1,672	1,786
Deferred income tax assets, net of current portion	4,385	4,387
Intangible assets	1,831	1,276
Merchant account deposits and other	514	765
Total Assets	$86,614	$96,710

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,760	$3,174
Accrued expenses and other	5,614	4,749
Income taxes payable	212	1,924
Deferred revenue, current portion	32,859	30,298
Note payable, current portion	64	-
Total current liabilities	43,509	40,145

Deferred revenue, net of current portion	10,332	12,157
Note payable, net of current portion	115	-
Other long-term liabilities	183	-
Total liabilities	54,139	52,302

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,304,410
and 12,106,707 shares outstanding as of June 30, 2008 and June 30, 2007, respectively	11	12
Additional paid-in capital	53,315	68,190
Accumulated deficit	(20,851)	(23,794)
Total stockholders' equity	32,475	44,408

Total Liabilities and Stockholders' Equity	$86,614	$96,710

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006
Revenues:
Product and other	$97,141	$125,552	$171,763
Commission and other	30,907	26,065	13,326
Total revenues	128,048	151,617	185,089

Operating expenses:
Cost of product and other revenues	38,155	46,997	31,141
Selling and marketing	69,787	66,744	40,535
General and administrative	21,246	17,203	13,231
Research and development	2,113	1,243	916
Total operating expenses	131,301	132,187	85,823

Income (loss) from operations	(3,253)	19,430	99,266

Other income (expense):
Interest income	8,858	7,079	3,227
Interest expense	(3)	(3)	(26)
Other income (expense), net	579	181	(173)
Total other income, net	9,434	7,257	3,028

Income before income tax (provision) benefit	6,181	26,687	102,294

Income tax (provision) benefit	(3,039)	(2,686)	8,328

Net income	$3,142	$24,001	$110,622

Net income per common share:
Basic	$0.27	$1.94	$9.09
Diluted	$0.26	$1.87	$8.76

Dividends per common share:	$0.44	$0.20	$-

Weighted-average common shares outstanding:
Basic	11,676,188	12,344,306	12,164,425
Diluted	11,857,808	12,829,873	12,624,746

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2008, 2007, and 2006

(Dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, July 1, 2005	12,130,679	$12	$74,807	$(5)	$(158,417)	$(83,603)
Expense for options granted to consultants	-	-	56	-	-	56
Expense for options granted to employees	-	-	1,146	-	-	1,146
Common stock issued upon exercise of options and related income tax benefit of $728	244,634	-	1,753	-	-	1,753
Dissolution of foreign subsidiary	-	-	-	5	-	5
Net income	-	-	-	-	110,622	110,622
Balance, June 30, 2006	12,375,313	12	77,762	-	(47,795)	29,979
Expense for options granted to consultants	-	-	34	-	-	34
Expense for options granted to employees	-	-	2,035	-	-	2,035
Common stock issued upon exercise of options and related income tax benefit of $2,048	385,792	-	4,546	-	-	4,546
Repurchase of common stock	(654,398)	-	(13,745)	-	-	(13,745)
Dividends paid	-	-	(2,442)	-	-	(2,442)
Net income	-	-	-	-	24,001	24,001
Balance, June 30, 2007	12,106,707	12	68,190	-	(23,794)	44,408
FIN 48 cumulative adjustment	-	-	-	-	(199)	(199)
Expense for options granted to employees	-	-	1,902	-	-	1,902
Common stock issued upon exercise of options and related income tax benefit of $263	146,000	-	916	-	-	916
Repurchase of common stock	(948,297)	(1)	(12,580)	-	-	(12,581)
Dividends paid	-	-	(5,113)	-	-	(5,113)
Net income	-	-	-	-	3,142	3,142
Balance, June 30, 2008	11,304,410	$11	$53,315	$-	$(20,851)	$32,475

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,142	$24,001	$110,622
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,196	620	307
Expense for stock options issued to employees	1,902	2,035	1,146
Expense for stock options issued to consultants	-	34	56
Dissolution of foreign subsidiary	-	-	5
Tax benefit upon issuance of common stock	-	-	728
Loss on disposition of property and equipment	-	-	2
Changes in assets and liabilities:
Trade receivables and trade receivables held for sale	342	(17,983)	1,851
Inventories	(200)	(276)	(77)
Prepaid expenses and other	307	(1,417)	44
Restricted cash	-	-	446
Merchant account deposits and other	251	235	(616)
Income tax receivable	(498)	(295)	-
Deferred income tax asset	2,460	(760)	(9,976)
Other long-term liabilities	(16)	-	-
Accounts payable, accrued expenses and other	2,451	1,086	(710)
Deferred revenue	736	13,698	(85,293)
Income taxes payable	(1,712)	1,576	348
Net cash provided by operating activities	10,361	22,554	18,883

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(604)	(1,710)	(497)
Issuance of note receivable	-	(1,000)	-
Repayment of note receivable	167	-	-
Purchase of intangible assets	-	(1,276)	-
Purchase of available-for-sale securities	(3,800)	-	-
Net cash used in investing activities	(4,237)	(3,986)	(497)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(12,581)	(13,745)	-
Proceeds from exercise of options and warrants	916	4,546	1,025
Principal payments on capital lease obligations	-	(91)	(79)
Principal payments on note payable	(21)	-	-
Dividend payments	(5,113)	(2,442)	-
Net cash provided by (used in) financing activities	(16,799)	(11,732)	946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,675)	6,836	19,332

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	36,859	30,023	10,691

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$26,184	$36,859	$30,023

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (CONTINUED)

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2008	2007	2006
Supplemental disclosures of non-cash transactions:
Trade receivables pledged and collateralized borrowings	$-	$-	$763
Cumulative effect of adoption of FIN 48	199
Conversion of note receivable to intangible asset	833	-	-
Purchase of property and equipment with note payable	200	-	-
Cash paid during the year for:
Interest	3	67	10
Income taxes	2,546	333	47

The accompanying notes are an integral part of these consolidated financial statements

iMERGENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.

Description of Business

iMergent, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned subsidiaries. The Company is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small businesses. The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of iMergent, Inc. and its wholly owned subsidiaries.

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International, Inc., Avail 24/7 Inc., StoresOnline International Ltd., StoresOnline International Canada, ULC and Internet Training Group, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $25,795,000.

(c)

Trade Receivables

The Company offers to its customers the option to finance, through extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops. From time to time, a portion of these EPTAs have been sold, on a discounted basis, to third-party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) are reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date, however, actual collection results may differ materially from the Company’s expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue, but do not impact operating income or loss. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received. For the years ended June 30, 2008, 2007, and 2006 the Company recognized $8,858,000, $7,079,000, and $3,227,000 in interest income, respectively.

The Company has not sold any trade receivables during the years ended June 30, 2008 and 2007. During the year ended June 30, 2006 the Company sold approximately $15,885,000 of trade receivables. As these receivables were carried at net realizable value, no gain (loss) was recognized on the sale of receivables.

(d)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories primarily consist of products provided in conjunction with the Internet Training Workshops.

(e)

Certificate of Deposit

The Company holds a $500,000 certificate of deposit, which matures in December 2009. The certificate of deposit is classified as long-term in the consolidated balance sheets.

(f)

Available-for-Sale Securities

Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value at period end. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized. The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of: a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments.

 (g)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $918,000, $620,000, and $307,000 for the years ended June 30, 2008, 2007, and 2006, respectively. Depreciable lives by asset group are as follows:

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

(h)

Intangible Assets

The Company’s intangible assets consist of advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. Amortization expense is included in sales and marketing expense and totals $278,000, $0, and $0 for the years ended June 30, 2008, 2007, and 2006, respectively. The weighted-average remaining useful life of the intangible assets was 65.5 months as of June 30, 2008.

The Company periodically reviews the estimated useful lives of its intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

(i)

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

 (j)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at balance sheet dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded a liability of approximately $685,000 and $752,000 as of June 30, 2008 and June 30, 2007, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities. The Company has recorded a liability of approximately $1,460,000 and $388,000 as of June 30, 2008 and June 30, 2007, respectively, for estimated losses resulting from various legal proceedings against the Company. Attorney fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in these notes to consolidated financial statements.

(k)

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

Therefore, prior to the Company’s change in business model in December 2005 discussed below, all fees collected for the software products, setup services, customer support, hosting services, and on-line auction training workshops were deferred and recognized ratably over the five-year access service period, net of expected customer refunds. Fees related to extended payment term arrangement (EPTA) contracts were deferred and recognized as revenue during the access service period or when cash is collected, whichever occurs later.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent.”

Impact on Revenue Recognition Due to Change of Business Model in December 2005

Product and Other Revenue

In December 2005, the Company changed its business model to: (i) limit the “free” access service to a period of one year for all customers who purchased the SOS prior to December 20, 2005, and (ii) begin charging customers for access services as part of customer support. The Company’s general counsel reviewed the agreements between the Company and the Company’s customers and is of the opinion that the Company had the legal right to limit the “free” access service to one year for all existing customers at that time and that such position would be upheld by a court of law. In December 2005, customers who were beyond their one-year “free” access service period began renewing and paying for their customer support and access services on either a monthly or an annual basis.

As a result of this change in business model in December 2005, the Company: (i) established VSOE of fair value for the combined access and customer support services, and (ii) delivered all remaining elements of the multiple-element arrangements for all customers existing prior to December 27, 2004. Therefore, in December 2005, the Company recognized revenue for all fees collected for delivered elements less the VSOE of fair value of the undelivered element (the residual method). The Company recognized approximately $117,500,000 of previously deferred product and other revenue during the three months ended December 31, 2005 as a result of this change in business model.

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

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered entirely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with EITF No. 99-19.

(l)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, “Reporting on Advertising Costs,” provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for fiscal 2008, 2007, and 2006 were approximately $33,556,000, $32,044,000, and $21,080,000, respectively. As of June 30, 2008 and 2007, the Company recorded approximately $2,610,000 and $2,321,000, respectively, of direct-response advertising related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

 (m)

Research and Development

Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized. As of June 30, 2008 and 2007, no amounts have been capitalized related to internally developed software due to the short time frame between technological feasibility and product launch.

 (n)

Financial Instruments

The carrying values of cash and cash equivalents, certificates of deposit, available-for-sale securities, merchant account deposits, trade receivables, accounts payable, and notes payable approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

(o)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial reporting and tax reporting bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred income tax expense or benefit is the result of changes in deferred income tax assets and liabilities. An allowance against deferred income tax assets is recorded in whole, or in part, when it is more-likely-than-not those deferred income tax assets will not be realized.

Deferred income tax assets are recognized for temporary differences that will result in tax-deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more-likely-than-not that the deferred income tax assets will be realized. Deferred income tax assets consist primarily of net operating loss carryforwards, foreign tax credits, deferred revenue, and expenses accrued for financial reporting purposes but not for tax purposes. As of June 30, 2005, the Company had recognized a valuation allowance against all of its net deferred income tax assets. As of December 31, 2005, due to a change in the Company’s business model, the Company determined that it was more-likely-than-not that a portion of the deferred income tax assets would be realized. As of June 30, 2006, the Company recorded a partial valuation allowance of $7,746,000 against its net deferred income tax assets. Due to the Company’s increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during fiscal year 2007, the Company determined that it was more-likely-than-not that its remaining deferred income tax assets of $7,746,000 would be realized, and therefore, the Company removed the valuation allowance against its deferred income tax assets.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of income.

The company does not intend to permanently reinvest the undistributed earnings of its United Kingdom subsidiary in those businesses outside of the United States and, therefore, has provided for U.S. deferred income taxes on such undistributed foreign earnings.

(p)

Stock-Based Compensation

The Company has various incentive stock-based compensation plans that provide for the grant of up to 1,000,000 shares to eligible employees, consultants and directors of stock options and other share-based awards.

The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, and previously presented in the pro-forma note disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R)).

The following table summarizes the income statement effect of SFAS No. 123(R) for the years ended June 30, 2008, 2007, and 2006:

	Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Stock option compensation expense recognized:
Cost of revenue	$176	$85	$76
Research and development	302	219	126
Selling and marketing	231	107	79
General and administrative	1,193	1,624	865
Total stock option compensation expense recognized	1,902	2,035	1,146
Related deferred income tax benefit	(936)	(786)	(435)
Decrease in net income	$966	$1,249	$711

Impact on basic net income per common share	$0.09	$0.10	$0.06
Impact on diluted net income per common share	$0.08	$0.10	$0.06

The Company granted 231,000, 267,500, and 225,000 options during the years ended June 30, 2008, 2007 and 2006, respectively. The weighted-average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of stock options granted during the years ended June 30, 2008, 2007 and 2006 using the Black-Scholes option-pricing model were as follows:

	Years Ended June 30,
	2008	2007	2006
Weighted-average fair value of options granted	$11.17	$8.70	$4.35
Expected volatility	67%	78%	69%
Expected life (in years)	3.29	3.20	3.13
Risk-free interest rate	4.83%	5.03%	4.26%
Expected dividend yield	1.64%	0.00%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on the Company's historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. On March 7, 2007, the Company announced a $0.10 per share quarterly cash dividend. Prior to March 7, 2007, the Company had never paid a dividend. On September 5, 2007, the Company announced a $0.11 per share quarterly cash dividend.

The following table summarizes stock option activity during the year ended June 30, 2008:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of June 30, 2007	805,806	$10.06
Granted	231,000	24.43
Exercised	(146,000)	4.58		$1,050
Forfeited/Cancelled	(86,389)	14.79
Outstanding as of June 30, 2008	804,417	$14.66	3.42 years	$1,947

Options vested as of June 30, 2008	565,081	$12.65	2.77 years	$1,844

The following table summarizes the nonvested stock options as of June 30, 2008 and the changes during the year then ended:

	Options	Weighted-Average Granted Date Fair Value	Weighted-Average Remaining Years To Vest
Nonvested as of June 30, 2007	289,512	$6.74
Granted	231,000	11.17
Forfeited/Cancelled	(56,172)	9.20
Vested	(225,004)	7.64
Nonvested as of June 30, 2008	239,336	$9.59	1.59 years

The following table summarizes stock option activity during the year ended June 30, 2007:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of June 30, 2006	984,551	$10.75
Granted	267,500	15.67
Exercised	(385,792)	6.48		$6,938
Forfeited/Cancelled	(60,453)	69.05
Outstanding as of June 30, 2007	805,806	$10.06	3.90 years	$11,876

Options vested as of June 30, 2007	516,294	$8.99	3.13 years	$8,214

The following table summarizes the nonvested stock options as of June 30, 2007 and the changes during the year then ended:

	Options	Weighted-Average Granted Date Fair Value	Weighted-Average Remaining Years To Vest
Nonvested as of June 30, 2006	350,623	$4.12
Granted	267,500	8.70
Forfeited/Cancelled	(5,062)	6.09
Vested	(323,549)	5.52
Nonvested as of June 30, 2007	289,512	$6.74	2.05 years

The following table summarizes stock option activity during the year ended June 30, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of June 30, 2005	1,069,860	$9.32
Granted	225,000	8.55
Exercised	(244,634)	2.95		$2,136
Forfeited/Cancelled	(65,675)	5.27
Outstanding as of June 30, 2006	984,551	$10.75	4.19 years	$6,238

Options vested as of June 30, 2006	633,928	$12.52	3.97 years	$4,290

The following table summarizes the nonvested stock options as of June 30, 2006 and the changes during the year then ended:

	Options	Weighted-Average Granted Date Fair Value	Weighted-Average Remaining Years To Vest
Nonvested as of June 30, 2005	459,322	$3.24
Granted	225,000	4.35
Forfeited/Cancelled	(2,625)	1.05
Vested	(331,074)	3.08
Nonvested as of June 30, 2006	350,623	$4.12	1.89 years

As of June 30, 2008, the total future compensation expense related to nonvested options not yet recognized in the statement of income was approximately $2,077,000 and the weighted-average period over which these awards are expected to be recognized was approximately 14 months.

(q)

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the year by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options and warrants. The following table sets forth the computation of basic and diluted net income per common share for the years ended June 30:

	2008	2007	2006

Net income (in thousands)	$3,142	$24,001	$110,622

Weighted-average shares outstanding:
Basic	11,676,188	12,344,306	12,164,425
Employee stock options	181,620	485,567	460,321
Diluted	11,857,808	12,829,873	12,624,746

Net income per common share:
Basic	$0.27	$1.94	$9.09
Diluted	$0.26	$1.87	$8.76

The following table summarizes the weighted-average anti-dilutive common share equivalents not included in the diluted net income per common share calculations for the years ended June 30:

	2008	2007	2006
Common stock options	497,021	40,705	87,887

(r)

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

(s)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 159 to have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply SFAS No. 141R prospectively to business combinations for which the acquisition date is on or after May 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its fiscal 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the statement of income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its fiscal 2010 consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not have any instruments that would be impacted by SFAS No. 161.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of July 1, 2007, the Company increased its existing reserves for uncertain tax positions by $199,000, largely related to an increase in state and foreign income tax matters. This increase was recorded as a cumulative effect adjustment to stockholders' equity. As of July 1, 2007, the Company had no unrecognized tax benefits.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States (1)	2005	2004, 2006-2007
United Kingdom	N/A	2004-2006
Canada (1)	N/A	2004-2006
Australia	N/A	2004-2006
(1) Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

Based on the outcome of the United States examination, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of June 30, 2008. In addition, the outcome of the United States examination may impact the valuation of certain deferred income tax assets (such as net operating losses) in future periods. The Company anticipates that the tax return examination currently in process may be finalized in the foreseeable future. However, based on the status of this examination, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. Communications with the Internal Revenue Service (“IRS”) are ongoing to determine if the IRS has any objection regarding tax positions taken in previously filed tax returns.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the consolidated statements of income, and were insignificant for the years presented. Accrued interest and penalties were $0 and $147,000 as of June 30, 2008 and 2007.

 (t)

Reclassifications

Dividends that were previously classified as an increase in accumulated deficit in the 2007 financial statements have been reclassified as a reduction in additional paid-in-capital to conform to the 2008 financial statement presentation. This reclassification did not have any impact on net income, cash flows, total assets, total liabilities, or total stockholders’ equity.

Certain payroll costs that were previously classified as general and administrative expenses in the 2006 financial statements have been reclassified as selling and marketing expenses or cost of product and other revenues to conform to the 2008 financial statement presentation. These reclassifications did not have any impact on net income, total assets, total liabilities, or total stockholders’ equity.

3.

Available-For-Sale Securities

Available-for-sale securities consist primarily of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value, which approximates amortized cost, consisted of the following as of June 30:

	2008	2007
	(in thousands)
Federal, state and municipal debt securities	$2,800	$-
Corporate debt securities	1,000	-
Total	$3,800	$-

Despite the underlying long-term contractual maturity of ARS, there has historically been a ready liquid market for these securities based on the interest reset mechanism. Although the Company has invested in ARS in the past, historically, it has not held ARS as of year end. However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company has experienced “failed” auctions associated with its remaining ARS. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. As of June 30, 2008, total available-for-sale securities included $3,800,000 of ARS, all of which experienced remarketing failures and are included in long-term assets. All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities. Contractual maturities of these securities are as follows as of June 30, 2008 (in thousands):

Less than one year	$-
One to five years	-
Over five years	3,800
Total	$3,800

In determining the fair value of the Company’s available-for-sale securities as of June 30, 2008, the Company has taken into consideration fair values determined by the financial institutions, the current credit rating of the debt securities, insurance provisions, discounted cash flow analyses, as deemed appropriate, and the Company’s current liquidity position. The amount of unrealized gains or losses for the year ended June 30, 2008 was not significant.

4.

Property and Equipment

Property and equipment consisted of the following as of June 30:

	2008	2007
	(in thousands)
Software	$2,446	$2,303
Computers and office equipment	2,136	1,551
Leasehold improvements	101	95
Furniture and fixtures	77	70
Less accumulated depreciation and amortization	(3,088)	(2,233)
	$1,672	$1,786

5.

Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2008	2007	2006
	(in thousands)
Current income tax provision:
Federal	$367	$1,861	$972
State and local	206	571	271
Foreign	6	1,014	406
Current income tax provision	579	3,446	1,649
Deferred income tax provision (benefit):
Federal	1,643	(1,092)	(7,960)
State and local	817	332	(2,017)
Deferred income tax provision (benefit)	2,460	(760)	(9,977)
Total income tax provision (benefit)	$3,039	$2,686	$(8,328)

Income tax provision (benefit) attributable to income before income tax provision (benefit) for fiscal 2008, 2007 and 2006 differed from the amounts computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2008 and 2007 and 34% for fiscal 2006 as a result of the following:

	2008	2007	2006
	(in thousands)
Computed “expected” income tax provision	$2,163	$9,266	$34,780
Increase (decrease) in income tax provision resulting from:
State and local income tax provision, net of federal effect	327	491	7,637
Changes in state NOL apportionments	339	-	-
Change in the valuation allowance for deferred income tax assets	-	(7,274)	(51,446)
All other, net	210	203	701
Income tax provision (benefit)	$3,039	$2,686	$(8,328)

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted income tax rates expected to apply when the differences are settled or realized. As of June 30, 2008 and 2007, significant components of net deferred income tax assets were as follows:

	2008		2007
	Current	Non-current	Current	Non-current
	(in thousands)
Deferred income tax assets:
Accrued expenses	$982	$-	$476	$-
Deferred revenue	1,609	-	985	-
Net operating loss carryforwards	3,036	520	6,777	1,644
Foreign tax credits	-	2,298	-	2,239
AMT credit	-	605	-	392
Stock based compensation	-	1,233	-	774
Other	-	117	-	-
Total deferred income tax assets	5,627	4,773	8,238	5,049

Deferred income tax liabilities:
Property and equipment	-	(37)	-	(55)
Prepaid expenses and other	(1,736)	(351)	(1,889)	(607)
Total deferred income tax liabilities	(1,736)	(388)	(1,889)	(662)
Net deferred income tax assets	$3,891	$4,385	$6,349	$4,387

As of June 30, 2008, the Company had net operating loss (“NOL”), foreign tax credit, and alternative minimum tax (“AMT”) carryforwards for U.S. federal income tax reporting purposes of approximately $8,675,000, $2,298,000, and $605,000, respectively, which will begin to expire in 2019, if not utilized. The Company also has state NOL carryforwards of approximately $7,425,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more-likely than-not that all or a portion of net deferred income tax assets will not be realized. A valuation allowance was recorded in fiscal 2006 due to the uncertainty of the realization of the assets based upon a number of factors, including a change in the Company’s business model and projections of future taxable income when taking into consideration limitations on the utilization of NOL carryforwards imposed by Section 382 of the Internal Revenue Code (“Section 382”). Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year testing period. Since the Company’s formation, it has experienced two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs created prior to the ownership change was subject to an annual limitation under Section 382. Any unused annual limitation amounts can be carried over to later years until fully utilized. During fiscal 2007, due to the Company’s utilization of its NOL carryforwards subject to Section 382, increased taxable earnings projections, and discrete event developments in the resolution of certain contingencies during the year, the Company determined it was more-likely-than-not that its remaining deferred income tax assets would be realized and the valuation allowance was removed.

The net change in the Company’s valuation allowance was a decrease of $7,746,000 for fiscal 2007 and a decrease of $51,446,000 for fiscal 2006.

6.

Note Payable

As of June 30, 2008, the Company had a collateralized note payable of $179,000. The note is collateralized with certain computer equipment with a net carrying amount of approximately $179,000 at June 30, 2008 and bears an interest rate of 5% per annum maturing in March 2011. Future principal payments on the note payable as of June 30, 2008 are as follows:

Year ending June 30,	Principal payments
(in thousands)
2009	$64
2010	68
2011	47
Total	$179

7.

Intangible Assets

On June 29, 2007, the Company purchased certain advertising lists for $1,276,000. On June 30, 2008 the Company purchased an additional $833,000 in advertising lists. The Company has historically rented these lists for use in the Company’s direct advertising campaigns. The Company has the right to lease these lists to other third parties. The Company amortizes the advertising lists over six years on an accelerated basis. The net carrying amount and future estimated amortization expense as of June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Advertising list	$2,109	$1,276
Less accumulated amortization	(278)	-
	$1,831	$1,276

Year ending June 30,	Estimated Amortization Expense
(in thousands)
2009	$432
2010	390
2011	351
2012	305
2013	259
Thereafter	94
Total	1,831

8.

Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2014. The operating leases for the Company’s corporate offices and training center facility contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of June 30, 2008, exclusive of taxes and insurance, are as follows:

Year ending June 30,	Amounts
(in thousands)
2009	$1,351
2010	1,525
2011	1,571
2012	1,618
2013	1,667
Thereafter	365
Total	$8,097

Rental expense for fiscal 2008, 2007 and 2006 was approximately $952,000, $705,000, and $375,000, respectively.

Consulting and Advertising Agreements

The Company has entered into certain consulting and advertising agreements expiring at various dates through 2011. Future aggregate minimum obligations under consulting and advertising agreements as of June 30, 2008 are as follows:

Year ending June 30,	Amounts
(in thousands)
2009	$692
2010	569
2011	180
Total	$1,441

Legal Proceedings

On March 8, 2005, an action was filed by Elliott Firestone, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, and certain current and former directors, in the U.S. District Court for the District of Utah Civil No. 2:05cv00204 DB. A complaint was filed in October 2005 by Hillel Hyman, on behalf of himself and all others similarly situated, against the Company, certain current and former officers, certain current and former directors, and Grant Thornton LLP, our former independent registered public accounting firm. This was designated a “consolidated class action.”

On March 19, 2008, the Court entered an “Order of Approval of Plans of Allocation of Settlement Proceeds” and a “Final Approval Order and Judgment” of the settlement entered into between the parties (the “Class Action Settlement”). The class action settlement provided: (i) the defendants and/or their insurers pay $2,800,000 to the plaintiffs (the settlement payment is within policy limits of the directors and officers insurance policy maintained by the Company); (ii) dismissal of the Company and individual defendants from the litigation with prejudice; (iii) a provision that bars and enjoins Grant Thornton LLP from prosecuting any claims against the Company and individual defendants arising out of, based upon or related to the facts alleged in the complaint or that could have been alleged in the litigation; (iv) the Company and individual defendants assign to the plaintiffs any and all claims or causes of action that they now have against Grant Thornton LLP, including, but not limited to, any claims or causes of action for accounting malpractice or breach of contract; (v) the Company and individual defendants shall cooperate with the plaintiffs in the continuing prosecution of the litigation against Grant Thornton LLP; and (vi) the Company is required to provide documentary evidence supporting the claims against Grant Thornton LLP to the plaintiffs. The settlement of the derivative claims provided for the Company to receive a payment of $3,300,000 in insurance proceeds, which was used by the Company to fund the settlements ($500,000 was used to pay derivative counsel attorney fees and $2,800,000 was used to pay the class action settlement). The Company has also agreed to certain corporate governance measures, most of which have already been adopted (the only non-adopted measures require stockholder approval), and has agreed to present certain matters to a vote of stockholders, including limiting terms of directors.

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the court could be deemed contempt. The parties are now engaged in discovery. The parties have not presented evidence nor has the Court scheduled a final hearing on the ACCC’s claims as well as the demand for fees and damages. The Company is not precluded from conducting business in Australia and continues to hold seminars.

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company. The complaint sought an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code. The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the lawsuit by the State of California (the State) is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct of business, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable, (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm. The Company had not been provided with any customer complaints received by either the District Attorney or the Office of the Attorney General prior to the filing of the action. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company. The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction. The Appeals Court, however, denied that petition. The Company also filed an appeal of the temporary injunction, a decision on which is pending. There is no assurance that any appeal will be ruled on prior to a final hearing on the injunction. The court has not yet scheduled a trial date and the parties are, at present, engaging in discovery. The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act and the Company also intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State nor the business model of the Company would require the Company to register under the SAMP Act.

The Company asserts that its “Express” business model does not violate the Temporary Injunction as the initial required consideration does not exceed $500. On March 31, 2008, the Company mailed invitations to potential customers in Orange County, California providing the invitees with the opportunity to attend a preview seminar. The Company held two preview seminars on April 19, 2008 and one workshop on April 25, 2008. At the preview seminars, attendees were invited to purchase the StoresOnline Express software offered by the Company. The purchase price of the software offered at the preview seminar was $50. Customers who purchased the StoresOnline Express software at the preview seminars were invited to attend the workshop. At the workshop, only people who attended the preview seminar and who purchased the StoresOnline Express software were offered the opportunity to upgrade to the StoresOnline Pro software. There was no obligation for customers to upgrade from the fully-functioning StoresOnline Express software.

The Company notified the Attorney General of the State of California and the District Attorney of Ventura County (collectively, the “Attorney Generals”) of the intent to hold these seminars. The Company advised the Attorney Generals of its belief that the Express business model does not violate either the SAMP Act or the preliminary injunction because the initial required consideration to purchase the StoresOnline Express software is below the $500 threshold. The StoresOnline Express software is a required prerequisite to the purchase of an upgrade to StoresOnline Pro. Consequently, the Company believes that the “Express” business model does not violate the SAMP Act or the Preliminary Injunction.

The Attorney Generals have notified the Company that the failure to object to the holding of the seminars or the failure to take any affirmative action shall not be deemed to be either tacit or actual agreement with the position of the Company that the “Express” business model violates neither the Preliminary Injunction nor the SAMP Act. The Company reserves the right, without publicly announcing its schedule, to hold additional preview sessions and workshop seminars.

On May 9, 2007, the Company received by facsimile transmission a letter together with a notice of hearing from the office of the Attorney General for the State of North Carolina indicating that the State of North Carolina had filed a complaint, motion for a temporary restraining order, and motion for preliminary injunction against the Company. The action was entitled State of North Carolina ex rel. Roy Cooper, Attorney General, Plaintiff, v iMergent, Inc. and StoresOnline, Inc., Defendants, and filed in the Wake County Superior Court. The complaint sought to compel the Company to register as a business opportunity seller under North Carolina law, and further alleged unfair and deceptive trade practices. The actual motion was served on the Registered Agent for the Company on May 10, 2007. The State of North Carolina set a hearing for May 11, 2007. The Company on advice of counsel agreed to consent to a preliminary injunction order (the “Order”) with the State of North Carolina. The Order required that the Company not market or sell in North Carolina. The Company successfully removed the case to the jurisdiction of the North Carolina Business Court.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). In connection with the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it will refund any customers in the State of North Carolina who may file claims within sixty (60) days of entry of the North Carolina Judgment. The claim must include a declaration issued under penalty of perjury that the customer has been unable to activate a web site and get it fully operational. The State of North Carolina will also notify certain customers of the right to the refund. As a result of the North Carolina Judgment, the Injunction is lifted and the Company is permitted to immediately schedule seminars in North Carolina. There is no finding that the Company is a seller of a “Business Opportunity.” The Company has also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina.

On June 26, 2007, the State of Florida filed an action entitled, State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665. The complaint alleges violations of the Deceptive and Unfair Trade Practices Act and seeks to require the Company to register as a seller of business opportunities. On January 18, 2008, the Attorney General of the State of Florida filed a new and amended complaint. The complaint alleged in two counts, violations of the Deceptive and Unfair Trade Practices act and claims that the Company is a seller of a “Business Opportunity” under Florida law.

On August 29, 2008, the Company and the State of Florida agreed to a Settlement of the action. In connection with the settlement, the Company has agreed to pay fees totaling $125,000. The Company has also agreed that it will refund any customers within the State of Florida who may file claims within thirty (30) days of entry of the consent Judgment. The Company also has agreed to refund claimants who have previously filed a claim to either the Company or the State of Florida. The State of Florida has provided the names of all complainants who have contacted the State of Florida. The Company has also agreed to refund up to $250,000 in claims made over the next 18 months from purchasers who can prove with documentation that there has been a misrepresentation made to them and that the customer could not make the product work. There is no finding that the Company is a seller of a “business opportunity.” In addition, the Company agreed to certain actions intended to clarify the business practices of the Company. The consent Judgment does not otherwise limit the Company’s ability to conduct business in the State of Florida.

On December 18, 2006, the State of Illinois filed an action in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2006-CH-1345, entitled, The People of the State of Illinois v Stores Online, Inc. and Galaxy Malls, Inc. The action alleged that the Company engaged in consumer fraud. The petition sought refunds together with unspecified statutory damages. On June 12, 2008, the Circuit Court of the Third Judicial Circuit, Madison County, Illinois entered a final judgment and consent decree (“Illinois Judgment”) agreed to between the Company and the State of Illinois. Under the Illinois Judgment, the Company agreed to pay a total settlement of $405,000. The settlement amount includes refunds to certain Illinois customers who may file claims. To the extent that filed claims exceed the refund amount, refunds will be paid on a pro-rata basis. The State of Illinois will be entitled to retain as fees any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to certain actions intended to clarify the business practices of the Company. The Illinois Judgement does not limit the Company’s ability to conduct business in the State of Illinois.

On April 1, 2008, the Company and the State of Connecticut agreed to enter into a Final Judgment of Stipulation (“Final Judgment”). The Final Judgment stemmed from a two-year non-public review and discussion of the business practices of the Company with the Office of the Attorney General of the State of Connecticut. In the Final Judgment, the Company agreed to make certain disclosures regarding the software sold by the Company and agreed it would not make representations which are not true. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company refunded certain customers a total amount of approximately $65,000, and agreed to pay the State of Connecticut’s costs of the investigation, totaling approximately $65,000, which amount was allocated to three funds. If the Company violates the Final Judgment, the Company agrees to refund customers that could, under oath, demonstrate a violation of the Final Judgment. The Final Judgment does not otherwise restrict the Company from doing business in the State of Connecticut.

On May 28, 2008, the Circuit Court of Oregon, County of Marion confirmed an Assurance of Voluntary Compliance (“AVC”) agreed to between the Company and the State of Oregon. The AVC stemmed from a non-public investigation undertaken by the Office of the Attorney General of Oregon which reviewed the business practices of the Company. In the AVC, the Company agreed to make certain disclosures regarding the software sold by the Company and the services provided by the Company. The Company further agreed it would not violate Oregon statutes. The Company has already incorporated the changes to the disclosures contemplated in the AVC. There were no refunds required in the AVC. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company agreed to pay Oregon’s costs and fees totaling $33,000. The AVC does not otherwise restrict the Company from doing business in Oregon.

On May 16, 2008, the Circuit Court of Wisconsin, County of Dane confirmed a Stipulation and Order of Judgment (the "Wisconsin Settlement") agreed to between the Company and the State of Wisconsin. The Wisconsin Settlement stemmed from a two-year non-public investigation undertaken by the Office of the Attorney General of Wisconsin. The investigation reviewed the business practices of the Company and reviewed claims that the Company did not include sufficient disclosures in its initial solicitation. In the Wisconsin Settlement, the Company agreed to make certain disclosures regarding the software sold by the Company and agreed it would not make representations which are not true. The Company also agreed to provide additional information in its initial solicitation. The Company has already incorporated the changes to the disclosures and changes in its initial solicitation contemplated in the Wisconsin Settlement. There were no refunds required in the Wisconsin Settlement. The Company expressly denied any wrongdoing or that it had made any misrepresentations. The Company agreed to pay Wisconsin’s costs and fees totaling $50,000. The Wisconsin Settlement does not otherwise restrict the Company from doing business in Wisconsin.

On February 8, 2007, the Company received a “Notice” in which the Louisiana Consumer Protection Section stated it had reasons to believe the Company may have engaged in unfair business practices. It was also reviewing if the Company operated as a seller of a business opportunity under Louisiana law. On October 26, 2007, the Company and the State of Louisiana entered into an Assurance of Voluntary Compliance settlement (the “Louisiana Settlement”). In the Louisiana Settlement, the Company agreed to make certain disclosures regarding the software sold by the Company as well as provide additional disclosures. There was no requirement for the Company to register as a "business opportunity". The Company expressly denied any wrongdoing. The Company agreed to make certain refunds and a payment to the Louisiana Department of Justice Consumer Enforcement and Education Fund. The total amount paid by the Company was $75,000. The Louisiana Settlement does not otherwise restrict the Company from doing business in Louisiana.

On January 7, 2008, the Company was served with a complaint captioned, Yahoo, Inc, Plaintiff, vs. StoresOnline, Inc., aka StoresOnline.com, the Defendant filed in the Third District Court, State of Utah Salt Lake County, and West Jordan Department with a case number Civil No. 070422707. The complaint alleges that the Company has not paid for “certain advertising” services provided by Yahoo, Inc. and claims damages of $283,000. The Company contends that the advertising was not provided and that there is no balance due. The Company has filed a motion to dismiss the complaint based upon improper venue. The parties are engaging in preliminary discovery.

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

9.

Dividends

On September 5, 2007, the Company increased its quarterly cash dividend from $0.10 to $0.11 per common share. Quarterly cash dividends are paid on the last Friday of the quarter to stockholders of record as of the 20th day of the last month of the quarter. Dividends totaled $5,113,000, $2,442,000, and $0 for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

10.

Stockholders’ Equity

On September 4, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock, bringing the total amount authorized for repurchase to $70 million through September 2012. The Company’s share purchase program was originally announced on September 5, 2006. The Company expects to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time. During the years ended June 30, 2008 and 2007, the Company repurchased 948,297 and 654,398 shares of common stock for approximately $12,581,000 and $13,745,000, respectively. All purchased common stock was retired.

11.

Employee Benefit Plan

In August 2004, the Company established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. The Company may make discretionary profit-sharing contributions. The Company began making contributions to the plan in July 2006. For the years ended June 30, 2008 and 2007, the Company contributed approximately $336,000 and $241,000 to the retirement savings plan, respectively.

12.

Quarterly Financial Information (unaudited)

	Year ended June 30, 2008
	For the three months ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Dollars in thousands, except share and per share data)
Revenue	$32,462	$38,916	$27,557	$29,113
Cost of product and other revenues	11,704	12,281	6,737	7,433
Selling and marketing	18,210	20,985	14,482	16,110
General and administrative	5,479	5,280	5,014	5,474
Research and development	479	513	587	534
Income (loss) from operations	(3,410)	(143)	737	(438)
Total other income	2,372	2,634	2,258	2,171
Income (loss) before income taxes	(1,038)	2,491	2,995	1,733
Income tax benefit (provision)	238	(844)	(1,253)	(1,179)
Net income (loss)	$(800)	$1,647	$1,742	$554

Basic net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05

Diluted net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05

Weighted-average common shares outstanding:
Basic	12,065,099	11,855,533	11,484,336	11,293,998
Diluted	12,065,099	12,015,048	11,672,142	11,439,503

	Year ended June 30, 2007
	For the three months ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Dollars in thousands, except share and per share data)
Revenue	$29,009	$35,675	$42,636	$44,297
Cost of product and other revenues	9,309	11,375	12,850	13,462
Selling and marketing	12,918	15,331	19,408	19,086
General and administrative	4,041	3,833	4,102	5,228
Research and development	234	253	371	385
Income from operations	2,507	4,883	5,905	6,136
Total other income	1,381	1,632	1,745	2,498
Income before income taxes	3,888	6,515	7,650	8,634
Income tax benefit (provision)	(1,560)	5,188	(2,953)	(3,361)
Net income	$2,328	$11,703	$4,697	$5,273

Basic net income per common share	$0.19	$0.95	$0.38	$0.42

Diluted net income per common share	$0.18	$0.90	$0.36	$0.41

Weighted-average common shares outstanding:
Basic	12,366,479	12,365,203	12,389,854	12,255,716
Diluted	12,873,789	13,061,113	12,952,954	12,741,282

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the year due to rounding.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

Years ended June 30, 2008, 2007 and 2006

	Balance at		Deductions/	Balance at
	Beginning		Write-offs	End of
	of Period	Additions	Net of Recoveries	Period
		(in thousands)
Year ended June 30, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts
receivable	$17,514	$24,144	$(23,075)	$18,583
Year ended June 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts
receivable	$11,011	$27,886	$(21,383)	$17,514
Year ended June 30, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts
receivable	$16,757	$9,102	$(14,848)	$11,011

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Tanner LC, an independent registered public accounting firm, has audited our internal control over financial reporting as of June 30, 2008 and its report is included in Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

The Board of Directors and Stockholders

iMergent, Inc.

We have audited iMergent, Inc. and subsidiaries’ (collectively, the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iMergent, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated September 3, 2008 expressed an unqualified opinion thereon.

/s/ Tanner LC

Salt Lake City, Utah

September 3, 2008

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

ITEM 11.

EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Proxy Statement under the heading “Executive Compensation and Other Matters” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be set forth in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be set forth in the Proxy Statement under the headings “Fees of Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.

Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.

The Financial Statement Schedule II on page 60 of this Report.

3.

Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.4*	Brandon Lewis Employment Agreement	8-K	7/3/07	10.1
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6	Lease Agreement dated as of March 18, 2008 by and between iMergent, Inc. and Canyon Park Management Company	10-Q	5/6/08	10.1
21.1	Subsidiaries of iMergent, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

Date: September 3, 2008	By:	/s/ Donald L. Danks
Donald L. Danks Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 3, 2008	By:	/s/ Donald L. Danks
Donald L. Danks Chief Executive Officer

Date: September 3, 2008	By:	/s/ Robert M. Lewis
Robert M. Lewis Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 3, 2008	By:	/s/Brandon Lewis
Brandon Lewis President, Chief Operating Officer and Director

Date: September 3, 2008	By:	/s/Craig Rauchle
Craig Rauchle Director

Date: September 3, 2008	By:	/s/Todd Goergen
Todd Goergen Chairman of the Board of Directors

Date: September 3, 2008	By:	/s/ Robert Kamm
Robert Kamm Director

Date: September 3, 2008	By:	/s/ David Williams
David Williams Director