Form 10-Q
period 2008-09-30
IMERGENT INC
filed 2008-11-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-32277

———————

iMergent, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	87-0591719
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1303 North Research Way, Orem, Utah 84097

(Address of Principal Executive Office) (Zip Code)

(801) 227-0004

(Registrant’s telephone number, including area code)

754 East Technology Ave., Orem, Utah 84097

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer	✓
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 11,449,380.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and June 30, 2008

1

Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2008 and 2007

2

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2008

3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
September 30, 2008 and 2007

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.         Controls and Procedures

23

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

24

Item 1A.      Risk Factors

24

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.         Defaults Upon Senior Securities

25

Item 4.         Submission of Matters to a Vote of Security Holders

25

Item 5.         Other Information

25

Item 6.         Exhibits

25

SIGNATURES

26

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	September 30, 2008	June 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$25,271	$26,184
Trade receivables, net of allowance for doubtful accounts of $14,888 as of
September 30, 2008 and $13,797 as of June 30, 2008	27,409	28,723
Income taxes receivable	1,329	793
Inventories	677	627
Deferred income tax assets	4,209	3,891
Prepaid expenses and other	6,667	3,849
Total Current Assets	65,562	64,067

Certificate of deposit	500	500
Available-for-sale securities	2,900	3,800
Long-term trade receivables, net of allowance for doubtful accounts of $4,872
as of September 30, 2008 and $4,786 as of June 30, 2008	12,389	9,845
Property and equipment, net	1,764	1,672
Deferred income tax assets	4,566	4,385
Intangible assets	1,724	1,831
Merchant account deposits and other	767	514
Total Assets	$90,172	$86,614

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,256	$4,760
Accrued expenses and other	7,180	5,678
Income taxes payable	––	212
Deferred revenue, current portion	31,913	32,859
Total Current Liabilities	46,349	43,509

Deferred revenue, net of current portion	12,741	10,332
Income tax reserves and other	6,732	298
Total Liabilities	65,822	54,139

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	––	––
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,449,380 shares outstanding as of September 30, 2008 and 11,304,410 shares outstanding
as of June 30, 2008	11	11
Additional paid-in capital	52,689	53,315
Accumulated deficit	(28,350)	(20,851)
Total Stockholders' Equity	24,350	32,475

Total Liabilities and Stockholders' Equity	$90,172	$86,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Product and other	$19,401	$24,907
Commission and other	7,865	7,555
Total revenues	27,266	32,462

Operating expenses:
Cost of product and other revenues	8,367	12,414
Selling and marketing	17,066	18,210
General and administrative	4,512	4,769
Research and development	583	479
Total operating expenses	30,528	35,872

Loss from operations	(3,262)	(3,410)

Other income (expense):
Interest income	1,861	2,335
Interest expense	(4)	-
Other income (expense), net	(213)	37
Total other income, net	1,644	2,372

Loss before income tax (provision) benefit	(1,618)	(1,038)

Income tax (provision) benefit	(5,881)	238

Net loss	$(7,499)	$(800)

Net loss per common share:
Basic and diluted	$(0.66)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	11,338,917	12,065,099

Dividends per common share:	$0.11	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended September 30, 2008

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2008	11,304,410	$11	$53,315	$(20,851)	$32,475
Stock-based compensation expense	––	––	337	––	337
Common stock issued under stock award plans	144,970	—	296	—	296
Dividends paid	––	––	(1,259)	––	(1,259)
Net loss	––	––	––	(7,499)	(7,499)
Balance, September 30, 2008	11,449,380	$11	$52,689	$(28,350)	$24,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,499)	$(800)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	352	261
Stock-based compensation expense	337	754
Changes in assets and liabilities:
Trade receivables and note receivable	(1,230)	(2,041)
Inventories	(50)	50
Income taxes receivable	(536)	295
Prepaid expenses and other	(2,818)	(6,090)
Merchant account deposits and other	(253)	(151)
Deferred income tax assets	(499)	(504)
Accounts payable, accrued expenses and other liabilities	3,998	7,041
Income tax reserves and other long-term liabilities	6,434	7
Deferred revenue	1,463	3,125
Income taxes payable	(212)	(1,521)
Net cash provided by (used in) operating activities	(513)	426

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(337)	(260)
Proceeds from sale of available-for-sale securities	900	––
Net cash provided by (used in) investing activities	563	(260)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock	––	(2,942)
Proceeds from exercise of stock options and related income tax benefit	296	180
Dividend payments	(1,259)	(1,316)
Net cash used in financing activities	(963)	(4,078)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(913)	(3,912)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	26,184	36,859
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,271	$32,947

Supplemental disclosures of non-cash transactions:
Cumulative effect adjustment (FIN 48)	$––	$199
Cash paid for:
Interest	4	––
Income taxes	428	1,714

The accompanying notes are an integral part of these condensed consolidated financial statements

.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)

Description of Business

iMergent, Inc. is incorporated under the laws of Delaware.  As used hereafter in the notes to condensed consolidated financial statements, the Company refers to iMergent, Inc. and its wholly owned subsidiaries.  iMergent is an eServices company which provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small businesses.  The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009, or future periods.  In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the markets it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(2)

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline, Inc., StoresOnline International, Inc., Avail 24/7, Inc., and Internet Training Group, Inc.  All significant intercompany account balances and transactions have been eliminated in consolidation.

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

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date; however, actual collection results may differ materially from the Company’s expectations.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue, but do not impact operating income or loss.  Trade receivables are written-off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts.  EPTA contract terms generally contain an 18% simple interest rate.  Interest income is recognized on these accounts only to the extent cash is received.  For the three months ended September 30, 2008 and 2007, the Company recognized $1,861,000 and $2,335,000, respectively, in interest income.

(c)

Available-for-Sale Securities

Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices at period end.  Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized.  The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary.  This evaluation consists of a review of qualitative and quantitative factors, including: available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments.

(d)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories primarily consist of products provided in conjunction with the Internet training workshops.

(e)

Intangible Assets

The Company’s intangible assets consist of advertising lists.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  These advertising lists are amortized over six years on an accelerated basis.  The weighted-average useful life of other intangible assets was 62.5 months as of September 30, 2008.

The Company periodically reviews the estimated useful lives of its intangible assets and reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company’s determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

(f)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has recorded within accrued liabilities approximately $530,000 and $685,000 as of September 30, 2008 and June 30, 2008, respectively, for estimated credit card charge-backs and customer returns.  The Company has recorded liabilities of approximately $1,875,000 and $1,460,000 as of September 30, 2008 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company.  In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liabilities recorded.  Attorney fees associated with the various legal proceedings are expensed as incurred.  Other key estimates, including reserves for utilization of net operating loss carryforwards and uncertain tax positions, are discussed elsewhere in these notes to the condensed consolidated financial statements.

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

(h)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs.  SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period.  The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits.  The Company uses direct-response advertising to register customers for its workshops.  The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2008 and 2007 were approximately $6,984,000 and $7,775,000, respectively.  As of September 30, 2008 and June 30, 2008, the Company recorded approximately $5,621,000 and $2,610,000, respectively, of direct-response advertising related to future workshops as prepaid expenses.  Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

(i)

Recently Adopted Accounting Pronouncements

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company’s adoption of SFAS No. 157 did not impact its consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 7 – Fair Value Measurements.

SFAS  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,  became effective for the Company on July 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

(j)

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,  was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company believes the adoption of SFAS No. 161 will not have a material impact on its financial statements.

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In December 2007, SFAS No. 141R, Business Combinations, was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

(k)

Reclassifications

Certain payroll costs that were previously classified as general and administrative expense in the prior period financial statements have been reclassified as cost of product and other revenues to conform to the current year financial statement presentation.  These reclassifications did not have any impact on net income, total assets or total liabilities.

(3)

Dividends

During the three months ended September 30, 2008 and 2007, the Company’s Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2009)
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(Fiscal year 2008)
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

(4)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, primarily common stock options.  Diluted net loss per common share for the three months ended September 30, 2008 and 2007 is the same as basic net loss per common share because the common share equivalents were anti-dilutive.  Weighted-average anti-dilutive common share equivalents not included in the diluted net loss per common share calculations for the three months ended September 30, 2008 and 2007 totaled 696,574 and 997,163, respectively.

(5)

Income Taxes

The Internal Revenue Service (“IRS”) is currently auditing the Company’s income tax return for fiscal year 2005.  In October 2008, the Company received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at the Company’s preview and workshop training sessions.  The Company contends that these meals are excluded from the deduction limitations of Section 274.

The IRS has also challenged the Company’s ability to utilize its Net Operating Losses (“NOL’s”) as a result of limitations imposed by Internal Revenue Code Section 382 (“Section 382”).  The Notice of Proposed Adjustment from the IRS contends that the utilization of some of the Company’s NOL’s should be limited to approximately $460,000 per year.  The Company contends that the limitation imposed by Section 382 is significantly higher than $460,000.  Section 382 imposes limitations on a corporation's ability to utilize its NOL’s if it experiences an “ownership change.”  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  From the time of the Company’s formation through fiscal 2002, the Company issued a significant number of shares, resulting in two changes of control, as defined by Section 382.  As a result of the most recent ownership change, utilization of the Company’s NOL’s is subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount.  Any unused annual limitation may be carried over to later years (until those NOL’s expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on an independent valuation of the Company as of the most recent ownership change on April 3, 2002 and based upon an opinion received from the Company’s former tax professionals specifically addressing this issue, the Company believes it has sufficient recognized built-in gains that would allow it to utilize all of its NOL’s.

However, if the Company is unsuccessful in disputing both adjustments proposed by the IRS, the Company’s total liability would be approximately $16,933,000, inclusive of interest and penalties.

Although the Company believes it will be able to defend its position, based on the analyses performed in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”) and the receipt of the Notice of Proposed Adjustment from the IRS, the Company has established a reserve of $6,586,000 for the estimated taxes, penalties and interest as of September 30, 2008.

The aggregate changes in the balance of unrecognized tax benefits during the three months ended September 30, 2008 were as follows:

Balance at June 30, 2008	$183,000
Increases for tax positions related to the current year	––
Increases for tax positions related to prior years	6,403,000
Decreases for tax positions related to prior years	––
Reductions due to lapsed statute of limitations	––
Balance at September 30, 2008	$6,586,000

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the consolidated statements of operations.  Estimated interest and penalties were $1,051,000 and $0 for the three months ended September 30, 2008 and 2007, respectively.

(6)

Available-For-Sale Securities

Available-for-sale securities consist primarily of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value consisted of the following:

	September 30, 2008	June 30, 2007
	(in thousands)
Federal, state and municipal debt securities	$1,900	$2,800
Corporate debt securities	1,000	1,000
Total	2,900	3,800

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2008, the Company’s entire ARS portfolio, consisting of four investments in ARS, was subject to failed auctions; however, the Company has sold, at par, $900,000 in ARS during the first three months of fiscal 2009. To date, the Company has collected all interest due on ARS and expects to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the Company has classified all of its investments in ARS as non-current assets within available-for-sale securities in the consolidated balance sheet at September 30, 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. The Company believes that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. The Company intends to hold the ARS until it can recover the full principal amount through one of the means described above, and has the ability to do so based on the Company’s other sources of liquidity.

The Company evaluated its entire ARS portfolio for temporary or other-than-temporary impairment at September 30, 2008, based primarily on the methodology described in Note 7 - Fair Value Measurements. As a result of this review, the Company determined that the fair value of ARS at September 30, 2008, approximates par value, and accordingly, the Company has not recorded any impairment. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter the estimates described above. The Company may be required to record an unrealized holding loss or an impairment charge to earnings if it determines that the investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

There were no unrealized holding gains or losses recorded in accumulated other comprehensive income at September 30, 2008 or June 30, 2008, related to investments in debt securities.

(7)

Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2, on July 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

Quoted prices for similar assets or liabilities in active markets;

Quoted prices for identical or similar assets in non-active markets;

Inputs other than quoted prices that are observable for the asset or liability; and

Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2008, according to the valuation techniques used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents
Cash equivalents	$15,542,000	$15,542,000	$––	$––
Available-for-sale securities
Debt securities	2,900,000	—	––	2,900,000

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt Securities- Auction-Rate Securities Only
	Student Loan Bonds	Municipal Revenue Bonds	Auction Preferred Securities	Total
Balances at June 30, 2008	$1,000,0000	$––	$2,800,000	$3,800,000
Realized gain (loss) included in earnings	––	––	––	––
Unrealized gain (loss) included in other comprehensive income	––	––	––	––
Purchases, sales and settlements, net	––	––	(900,000)	(900,000)
Interest accrued (received), net		––	––	––
Transfers in and/or (out) of Level 3	––	––	––	––
Balances at September 30, 2008	$1,000,000	$––	$1,900,000	$2,900,000

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months.  Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.  The Company’s cash equivalents are comprised of money market funds.

Debt Securities. The Company classifies investments in debt securities as available-for-sale.  The Company’s debt securities are comprised of auction-rate securities. The investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable due to events described in Note 6 – Available-For-Sale Securities.  Due to limited market information, the Company has taken into consideration fair values determined by the financial institutions, the current credit rating of the debt securities, insurance provisions, discounted cash flow analyses, as deemed appropriate, and the Company’s current liquidity position in determining the fair value.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis.  During the three months ended September 30, 2008, the Company had no significant assets or liabilities that are measured at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2.  FSP No. 157-2 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In the first three months of fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to customer lists acquired in June 2007 and June 2008.

(8)

Commitments and Contingencies

Legal Proceedings

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company.  The complaint sought an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code.  The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to (i) the lawsuit by the State of California (the State)  is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct of business, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable,  (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm.  The Company had not been provided with any customer complaints received by either the District Attorney or the Office of the Attorney General prior to the filing of the action. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company.  The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.  The Appeals Court, however, denied that petition.  The Company also filed an appeal of the preliminary injunction, a decision on which is pending.  There is no assurance that any appeal will be ruled on prior to a final hearing on the injunction.  The court has not yet scheduled a trial date and the parties are, at present, engaging in discovery.  The Company intends to contest the constitutionality of the relevant provisions of the SAMP Act and the Company also intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State nor the business model of the Company would require the Company to register under the SAMP Act.

The Company asserts that its “Express” business model does not violate the preliminary injunction as the initial required consideration does not exceed $500.  On March 31, 2008, the Company mailed invitations to potential customers in Orange County, California providing the invitees with the opportunity to attend a preview seminar.  The Company held two preview seminars on April 19, 2008 and one workshop on April 25, 2008.  At the preview seminars, attendees were invited to purchase the StoresOnline Express software offered by the Company. The purchase price of the software offered at the preview seminar was $50.  Customers who purchased the StoresOnline Express software at the preview seminars were invited to attend the workshop.  At the workshop, only people who attended the preview seminar and who purchased the StoresOnline Express software were offered the opportunity to upgrade to the StoresOnline Pro software. There was no obligation for customers to upgrade from the fully-functioning StoresOnline Express software.

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

The Attorney Generals have notified the Company that their failure to object to the holding of the seminars or their failure to take any affirmative action shall not be deemed to be either tacit or actual agreement with the position of the Company that the “Express” business model violates neither the Preliminary Injunction nor the SAMP Act.  The Company reserves the right, without publicly announcing its schedule, to hold additional preview sessions and workshop seminars.

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

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). In connection with the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it will refund any customers in the State of North Carolina who may file claims within sixty (60) days of entry of the North Carolina Judgment. The claim must include a declaration issued under penalty of perjury that the customer has been unable to activate a web site and get it fully operational. The State of North Carolina will also notify certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the order is lifted and the Company is permitted to immediately schedule seminars in North Carolina. There is no finding that the Company is a seller of a “Business Opportunity.”  The Company has also agreed to certain actions intended to clarify the business practices of the Company.  The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina.

On June 26, 2007, the State of Florida filed an action entitled, State of Florida Office of The Attorney General, Plaintiff, v iMergent, Inc., StoresOnline, Inc. and Galaxy Mall, Inc. Defendants, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, with a case number of 2007CA1665.   The complaint alleges violations of the Deceptive and Unfair Trade Practices Act and seeks to require the Company to register as a seller of business opportunities.  On January 18, 2008, the Attorney General of the State of Florida filed a new and amended complaint.  The complaint alleged, in two counts, violations of the Deceptive and Unfair Trade Practices Act and claims that the Company is a seller of a “Business Opportunity” under Florida law.

On August 29, 2008, the Company and the State of Florida agreed to a settlement of the action.  In connection with the settlement, the Company has agreed to pay fees totaling $125,000.  The Company has also agreed that it will refund any customers within the State of Florida who may file claims within thirty (30) days of entry of the consent judgment. The Company also has agreed to refund claimants who have previously filed a claim with either the Company or the State of Florida. The State of Florida has provided the names of all complainants who have contacted the State of Florida.  The Company has also agreed to refund up to $250,000 in claims made over the next 18 months from purchasers who can prove with documentation that there has been a misrepresentation made to them and that the customer could not make the product work.   There is no finding that the Company is a seller of a “business opportunity.”  In addition, the Company agreed to certain actions intended to clarify the business practices of the Company.  The consent judgment does not otherwise limit the Company’s ability to conduct business in the State of Florida.

On January 7, 2008, the Company was served with a complaint captioned, Yahoo, Inc, Plaintiff, vs. StoresOnline, Inc., aka StoresOnline.com, the Defendant, filed in the Third District Court, State of Utah Salt Lake County, and West Jordan Department with a case number Civil No. 070422707.  The complaint alleges that the Company has not paid for “certain advertising” services provided by Yahoo, Inc. and claims damages of $283,000. The Company contends that the advertising was not provided and that there is no balance due. The parties settled all claims with the Company paying $50,000.00 in a September 29, 2008 settlement.

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

(9)

Segment Information

The Company operates in one business segment and generates over 90% of its total revenue from customers within North America (United States and Canada) and less than 10% of its total revenue from customers in other parts of the world.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008 and elsewhere in this report.  Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.  When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly owned subsidiaries.

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

Until our decision to reduce staff in December 2007, we had experienced significant growth in the operations of our business during the prior several fiscal years.  Although we incurred significant losses from operations until the quarter ended December 31, 2005 for financial reporting purposes, we have generated positive cash flows from operating activities for the past six fiscal years.  The following discussion further expands on these trends.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by U.S. generally accepted accounting principles (US GAAP) and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We operate with a June 30 fiscal year end and we experience seasonality in our business.  Historically, revenues from our core business during the first fiscal quarter have been lower than revenues in our second, third and fourth fiscal quarters. We believe this to be attributable to summer vacations that occur during our first fiscal quarter.

Launch of StoresOnline Express Product

In March 2008, we completed the launch of our StoresOnline Express product.  The launch of StoresOnline Express required additional training of our sales staff and modifications to our promotional and seminar materials and seminar presentations.

Reduction in Staff

In December 2007, we reduced the number of workshop teams from nine to six and reduced our total employee base by 20% in an effort to streamline the launch of StoresOnline Express, visit targeted markets less frequently to cultivate greater demand, and reduce overall Company expenses.

Operating Highlights

Improvements

Response to our advertising efforts increased during the fiscal 2009 first quarter (current quarter) compared to the same quarter of the prior year (prior year quarter) which increased attendance at our Preview seminars and lowered our advertising cost per Preview seminar attendee.

Product and other revenue decreased by 22% despite a decrease of 33% in our workshop teams due to improvements in our selling efforts at our workshops.  Approximately 32% of the buying units made a purchase at our workshops during the current quarter, compared to 26% in the prior year quarter.  The average workshop purchase during the current quarter increased to $5,400 compared to $5,100 in the prior year quarter. These improvements resulted in an increase in average total purchases per workshop to $148,000 in the current quarter compared to $118,000 in the prior year quarter.

Commission and other revenue increased during the current quarter despite the decrease in product and other revenue due to increased recurring revenues from our StoresOnline Express business model and commissions from increasing sales of value-added products to our customers by third parties.

Additionally, we reduced costs at our Preview seminars and workshop training sessions on a per attendee basis and also reduced the travel costs of our Preview and workshop personnel on a per employee basis.

Challenges

The improvements noted above were offset by lower conversion rates from our Preview seminars to our workshops.  Consequently, selling and marketing expenses as a percentage of net dollar volume of contracts written increased during the current quarter compared to the prior year quarter despite the improved response to advertising and the lower cost per Preview seminar attendee.  The lower conversion rates also resulted in a decrease in the average number of “buying units” in attendance at our workshops during the current quarter to 87 compared to 91 in the prior year quarter.

Additionally, the percentage purchases under extended payment term arrangements (EPTAs) to total workshop purchases increased to 60% in the current quarter compared to 50% in the prior year quarter.  We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns.  The increase in percentage purchases under EPTAs during the current quarter negatively impacted product and other revenue, income from operations, and cash flows from operating activities.

IRS Audit

The Internal Revenue Service (“IRS”) is currently auditing our income tax return for fiscal year 2005.  In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions.  We contend that these meals are excluded from the deduction limitations of Section 274.

The IRS has also challenged our ability to utilize our Net Operating Losses (“NOL’s”) as a result of limitations imposed by Internal Revenue Code Section 382 (“Section 382”).  The Notice of Proposed Adjustment from the IRS contends that the utilization of some of our NOL’s should be limited to approximately $460,000 per year.  We contend that the limitation imposed by Section 382 is significantly higher than $460,000.

However, if we are unsuccessful in disputing both adjustments proposed by the IRS, our total liability would be approximately $16,933,000 inclusive of interest and penalties and would have a material adverse effect on our business, financial position, results of operations, and cash flows.  Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.  Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods.

Although the Company believes it will be able to defend its position, based on the analyses performed in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”), the Company has established a reserve of $6,586,000 included in other long-term liabilities as of September 30, 2008 for the estimated taxes, penalties and interest.

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things, we register under the California Seller Assisted Marketing Plans Act.  A more detailed explanation of this proceeding is contained in “Legal Proceedings” within this document.  For the three months ended September 30, 2008 and 2007 we had no sales in California.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock.  During the three months ended September 30, 2008 and 2007, the Company purchased 0 and 165,607 shares of the Company’s common stock for $0 and $2,942,000, respectively.

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

Allowance for Doubtful Accounts

Since 1999, the Company has offered to its customers the option to finance, through EPTAs, purchases made at the Internet training workshops.  The Company records the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected.  The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs retained by the Company are netted against the current and long-

term trade receivable balances in the condensed consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required.  Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss.  Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities, estimating the probability of outcomes for uncertain income tax positions and assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.  Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, and tax credit carryforwards.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues

Revenues for the three months ended September 30, 2008 decreased to $27,266,000 from $32,462,000 for the three months ended September 30, 2007, a decrease of 16%.  Product and other revenue decreased to $19,401,000 for the three months ended September 30, 2008 from $24,907,000 for the three months ended September 30, 2007, a decrease of 22%.

The decrease in product and other revenue during the fiscal 2009 first quarter (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the reduction in staff in December 2007 described above and is also attributed to the following factors.  Internet training workshops conducted during the current quarter decreased to 208 (including 8 that were held outside the United States) compared to 291 (including 13 that were held outside the United States) during the prior year quarter, a decrease of 29%.  The decrease was primarily attributable to the 33% reduction in workshop teams in December 2007.   The average number of “buying units” in attendance at our workshops during the current quarter was 87, compared to 91 in the prior year quarter.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit.  If the person attends alone, that single person also counts as one buying unit.  The decrease in the average number of buying units in attendance at our workshops is primarily attributable to the lower response rates to our selling and marketing activities known as our “Preview” seminars discussed in Operating Highlights above.  Approximately 32% of the buying units made a purchase at the workshops during the current quarter, compared to 26% in the prior year quarter.  Purchases under EPTAs as a percentage of total workshop purchases were 60% in the current quarter compared to 50% in the prior year quarter.  We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns.  The average workshop purchase increased during the current quarter to $5,400 from $5,100 in the prior year quarter.  Product and other revenue was also negatively impacted by additional reserves of $630,000 for customer refunds pursuant to legal matters discussed elsewhere in this document.

We conducted 12 workshops during the last three business days of September 2008.  Consequently, $812,000 of cash sales were deferred and recognized in October 2008.  Additionally, the related costs of revenue totaling $145,000 and the related selling and marketing expenses totaling $306,000 were recognized in October 2008.  We conducted 15 workshops during the last three business days of June 2008.  Consequently, $827,000 of cash sales were deferred and recognized in July 2008.  Additionally, the related costs of revenue totaling $174,000 and the related selling and marketing expenses totaling $617,000 were recognized in July 2008.

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

The following table summarizes the activity within deferred revenue for the three months ended September 30:

	2008	2007
	(in thousands)
Deferred revenue, beginning of period	$43,191	$42,455

Add: Cash product sales during the last three
business days of September	812	1,527
Less: Cash product sales during the last three
business days of June	(827)	(804)

Remaining net change in deferred revenue	1,478	2,402
Deferred revenue, end of period	$44,654	$45,580

Commission and other revenue increased to $7,865,000 in the current quarter compared to $7,555,000 in the prior year quarter, an increase of 4%.

Net Dollar Volume of Contracts Written

Sales of products purchased by customers under EPTAs are deferred and recognized as revenue as cash payments are received from customers, typically over two years.  Furthermore, because of the inconsistency in the number of workshops conducted during the last three business days during each fiscal quarter and due to the fact that revenue is not recognized for sales at workshops conducted during the last three business days of each fiscal quarter, management believes that the Net Dollar Volume of Contracts Written is a relevant metric to understand the operations of the Company.  Net Dollar Volume of Contracts Written represents the gross dollar amount of contracts executed during the period less estimates for bad debts, and estimates for customer returns.  Net Dollar Volume of Contracts Written is not equivalent to revenue recognized in accordance with US GAAP.  In contrast, revenue recognized in accordance with US GAAP represents cash contracts written net of estimated customer returns plus actual cash collections on financed contracts.  Actual collections on financed contracts and the amount of customer returns may differ materially from original estimates.  However, the Company has several years of experience with the financing arrangements and products and services offered to its customers.  Consequently, management believes it has a reasonable basis for its estimates.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended September 30, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$27,266	$32,462
Add: Cash product sales during the last three
business days of September	812	1,527
Less: Cash product sales during the last three
business days of June	(827)	(804)
Remaining net change in deferred revenue	1,478	2,402
Net Dollar Volume of Contracts Written, non-GAAP	$28,729	$35,587

Net Dollar Volume of Contracts Written during the current quarter decreased 19% from the prior year quarter.  The decrease is primarily attributable to the decrease in number of Internet training workshops as compared to the prior year quarter.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold.  Cost of revenue for the current quarter decreased to $8,367,000 from $12,414,000 during the prior year quarter, a decrease of 33%.  The decrease in cost of revenue is primarily attributable to the decrease in the number of Internet workshops conducted during the current quarter.  Additionally, cost of revenue decreased as a result of lower materials costs, lower costs per workshop attendee and lower travel costs per employee in response to the Company’s cost cutting measures.    Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses for the current quarter decreased to $17,066,000 from $18,210,000 in the prior year quarter, a decrease of 6%.  The decrease in selling and marketing expenses is primarily attributable to the decrease in net dollar volume of contracts written.  Selling and marketing expenses as a percentage of net dollar volume of contracts written were 59% in the current quarter compared to 51% in the prior year quarter.  The increase in selling and marketing costs as a percentage of net dollar volume of contracts written is primarily attributable to lower response rates to our selling and marketing activities, known as our Preview seminars.  Consequently, during the quarter, fewer buying units attended our internet training workshops where we sell our software.  However, the response rates to our direct-mail advertising campaigns improved during the current quarter compared to the prior year quarter which partially offset the negative effects of the lower response rates at our Preview seminars.  Additionally, lower costs per Preview seminar attendee and lower travel costs per employee also partially offset the negative effects of the lower response rates at our Preview seminars.  Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of: payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses.  General and administrative expenses in the current quarter decreased to $4,512,000 from $4,769,000 in the prior year quarter, a decrease of 5%.  The decrease is primarily attributable to a decrease in salaries and wages of approximately $120,000 as a result of the staff reduction in December 2007.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate, as well as interest on our cash balances.  Interest income for the current quarter was $1,861,000, compared to $2,335,000 in the prior year quarter, a decrease of 20%.  The decrease is primarily attributable to a decrease in our cash balance as compared to the prior year quarter and a general decrease in interest rates earned on money market accounts resulting from general economic conditions.  The decrease is also attributable to a slight decrease in trade receivables compared to the prior year.

Income Tax Provision

During the current quarter, we recorded an income tax provision of $5,881,000 compared to an income tax benefit of $238,000 during the prior year quarter.   As discussed under Overview – IRS Audit, based on the Notice of Proposed Adjustment from the IRS and our analyses performed in accordance with FIN 48, we increased our income tax liability by $6,403,000 during the current quarter for the estimated potential taxes, penalties, and interest.  The provision resulting from the increase in the reserve was partially offset by an income tax benefit of $522,000, resulting in a net income tax provision of $5,881,000.

If we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.

Liquidity and Capital Resources

Working Capital

As of September 30, 2008, we had working capital of $19,213,000 compared to $20,558,000 as of June 30, 2008.  As of September 30, 2008, we had working capital, excluding deferred revenue, of $51,126,000 compared to $53,417,000 as of June 30, 2008.  Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue.  The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant.  Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.  The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the payment of dividends to our stockholders during the three months ended September 30, 2008.  We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of September 30, 2008, we had $25,271,000 of cash and cash equivalents compared to $26,184,000 as of June 30, 2008.  During the three months ended September 30, 2008 we used $513,000 in cash from operating activities.  During the three months ended September 30,  2007, we generated positive cash flows from operating activities of $426,000.  During the three months ended September 30, 2008 and 2007, we used cash of $963,000 and $4,078,000, respectively in financing activities, primarily for the payment of dividends to stockholders and, as it relates to the three months ended September 30, 2007, the purchase of our common stock.

Available-For-Sale Securities

As of September 30, 2008 we held $2,900,000 compared to $3,800,000 as of June 30, 2008 of available-for-sale securities, which consist primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which generally occurs every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch.  Despite the underlying long-term contractual maturity of ARS, there has generally been a ready liquid market for these securities based on the interest reset mechanism.  While we have purchased ARS in the past, historically, we have not held ARS as of each balance sheet date.  However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our remaining ARS.  In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  All ARS consist primarily of fully insured, AAA rated municipal, state agency or corporate issued securities.  On August 7, 2008, Merrill Lynch, announced it will purchase all ARS sold to retail customers.  We expect we will be able to liquidate our ARS no later than January 15, 2010, but there can be no assurance of this.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $27,409,000 as of September 30, 2008 compared to $28,723,000 as of June 30, 2008.  Long-term trade receivables, net of allowance for doubtful accounts, were $12,389,000 as of September 30, 2008 compared to $9,845,000 as of June 30, 2008.  We offer our customers a 24 to 36 month installment contract as a payment option. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past.  In the future, we may evaluate agreements with third-party financing companies for the sale of our international trade receivables.

Accounts Payable

Accounts payable as of September 30, 2008 totaled $7,256,000, compared to $4,760,000 as of June 30, 2008.  Our accounts payable as of September 30, 2008 were generally within our vendors’ terms of payment.

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

Capital

As of September 30, 2008, total stockholders’ equity was $24,350,000, down 25% from $32,475,000 at June 30, 2008.  In addition to a net loss of $7,499,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2009 included $337,000 in expense for options granted and restricted shares issued to employees, $296,000 in common stock issued upon exercise of stock options, and $1,259,000 in common stock dividends.

During the three months ended September 30, 2008, we paid a cash dividend of $0.11 per common share.  The dividend was paid to stockholders of record as of September 20, 2008. As we experienced a net loss for the three months ended September 30, 2008, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock.  In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock.  The Company did not purchase any common stock during the three months ended September 30, 2008.  The Company expects to purchase common stock over the next two years but may suspend or discontinue purchasing the common stock at any time.

Income Taxes

If we are unsuccessful in disputing both the adjustments proposed by the IRS described above, our total liability would be approximately $16,933,000 inclusive of interest and penalties and would have a material adverse effect on our business, financial position, results of operations, and cash flows.  Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.  Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.  We do not believe that these operating leases are material to our current or future financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company’s adoption of SFAS No. 157 did not impact its consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 7 – Fair Value Measurements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for the Company on July 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,  was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company believes the adoption of SFAS No. 161 will not have a material impact on its financial statements.

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In December 2007, SFAS No. 141R, Business Combinations, was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The discussions of our pending legal proceedings in this Form 10-Q also contain forward-looking statements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

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

•

Our expectation that we will continue to repurchase our common stock; and

•

Our expectations regarding the outcome of our litigation.

•

Our belief that we have sufficient net unrecognized built-in gains that will allow us to utilize all of our NOL’s.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described in “Part I, Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008 (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest and foreign exchange rates.

As of September 30, 2008, we had approximately $25,271,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the three months ended September 30, 2008, our interest income would have decreased by approximately $32,000 assuming consistent levels of interest-bearing instruments.

As of September 30, 2008, we had approximately $7,195,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2008 and 2010.  These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue.  As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates.  If the U.S. dollar had strengthened overall by 1% as of September 30, 2008, our net trade receivable balance would have decreased by approximately $72,000.

As of September 30, 2008, we had approximately $2,755,000 of cash and cash equivalents denominated in foreign currencies.  These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net.  Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates.  If the U.S. dollar had strengthened overall by 1% as of September 30, 2008, our cash and cash equivalents would have decreased by approximately $28,000.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.

Risk Factors

There are many risk factors that affect our business and the results of our operations, many of which are beyond our control.  Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A.  Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  Other than the risk factor below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns and may impact on-going future business practices, financial position, results of operations, cash flows, and the valuation of certain deferred income tax assets, such as net operating loss carryforwards.

The Internal Revenue Service (“IRS”) is currently auditing our income tax return for fiscal year 2005.  In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions.  We contend that these meals are excluded from the deduction limitations of Section 274.

The IRS has also challenged our ability to utilize our Net Operating Losses (“NOL’s”) as a result of limitations imposed by Internal Revenue Code Section 382 (“Section 382”).  The Notice of Proposed Adjustment from the IRS contends that the utilization of some of our NOL’s should be limited to approximately $460,000 per year.  We contend that the limitation imposed by Section 382 is significantly higher than $460,000.  Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.”  In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  From the time of our formation through fiscal 2002, we issued a significant number of shares, resulting in two changes of control, as defined by Section 382.  As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount.  Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).  Based on an independent valuation of our company as of the most recent ownership change on April 3, 2002, and based upon an opinion received from our former tax professionals specifically addressing this issue, we believe we have sufficient recognized built-in gains that would allow us to utilize all of our NOL’s.

However, no assurances can be given that we will be successful in either of these disputes with the IRS.  If we are unsuccessful in disputing both adjustments proposed by the IRS, our total liability would be approximately $16,933,000, inclusive of interest and penalties.  We would experience a material adverse effect on our business, financial position, results of operations, and cash flows if we are unsuccessful in disputing one or both of the adjustments proposed by the IRS.  Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.  Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods and we would be forced to reconsider our business model.

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

November 5, 2008

By:	/s/ ROBERT M. LEWIS
Robert M. Lewis
Chief Financial Officer

November 5, 2008