Form 10-Q
period 2008-12-31
IMERGENT INC
filed 2009-02-03
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

iMergent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1303 North Research Way, Orem, Utah 84097

(Address of Principal Executive Offices. Zip Code)

(801) 227-0004

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):  Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑.

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 11,340,280.

TABLE OF CONTENTS

Page

Part I -  Financial Information

Item 1.       Financial Statements.

1

Unaudited Condensed Consolidated Balance Sheets as od December 31, 2008 and
June 30, 3008

1

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007s

2

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the six
months ended December 31, 2008

3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008s

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.       Controls and Procedures

28

Part II - Other Information

Item 1.        Legal Proceedings

29

Item 1A.     Risk Factors

29

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.       Defaults Upon Senior Securities

30

Item 4.       Submission of Matters to a Vote of Security Holders

30

Item 5.       Other Information

31

Item 6.       Exhibits

31

Signatures

36

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(unaudited)

	December 31, 2008	June 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$18,762	$26,184
Restricted cash	1,197	––
Available for sale securities	2,900	––
Trade receivables, net of allowance for doubtful accounts of $16,729 as of December 31, 2008 and $13,797 as of June 30, 2008	25,142	28,723
Income taxes receivable	786	793
Inventories	720	627
Deferred income tax assets	2,426	3,891
Prepaid expenses and other	2,015	3,849
Total Current Assets	53,948	64,067
Certificate of deposit	500	500
Available-for-sale securities	––	3,800
Long-term trade receivables, net of allowance for doubtful accounts of $5,737as of December 31, 2008 and $4,786 as of June 30, 2008	12,574	9,845
Property and equipment, net	1,640	1,672
Deferred income tax assets	5,098	4,385
Intangible assets, net	1,616	1,831
Merchant account deposits and other	396	514
Total Assets	$75,772	$86,614
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,342	$4,760
Accrued expenses and other	7,169	5,678
Income taxes payable	––	212
Dividend payable	227	––
Deferred revenue, current portion	28,070	32,859
Total Current Liabilities	39,808	43,509
Deferred revenue, net of current portion	12,892	10,332
Income tax reserves and other	9,406	298
Total Liabilities	62,106	54,139
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	––	––
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,340,280 shares outstanding as of December 31, 2008 and 11,304,410 shares outstanding as of June 30, 2008	11	11
Additional paid-in capital	52,134	53,315
Accumulated deficit	(38,479)	(20,851)
Total Stockholders' Equity	13,666	32,475
Total Liabilities and Stockholders' Equity	$75,772	$86,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Product and other	$20,080	$30,618	$39,481	$55,525
Commission and other	6,774	8,298	14,639	15,854
Total revenues	26,854	38,916	54,120	71,379

Operating expenses:
Cost of product and other revenues	9,436	13,011	17,804	25,425
Selling and marketing	17,580	20,985	34,646	39,196
General and administrative	6,267	4,550	10,779	9,318
Research and development	497	513	1,080	992
Total operating expenses	33,780	39,059	64,309	74,931

Loss from operations	(6,926)	(143)	(10,189)	(3,552)

Other income (expense):
Interest income	1,820	2,365	3,681	4,699
Interest expense	(4)	––	(7)	––
Other income (expense), net	(570)	269	(783)	306
Total other income, net	1,246	2,634	2,891	5,005

Income (loss) before income tax provision	(5,680)	2,491	(7,298)	1,453

Income tax provision	(4,450)	(844)	(10,330)	(607)

Net income (loss)	$(10,130)	$1,647	$(17,628)	$846

Net income (loss) per common share:
Basic and diluted	$(0.89)	$0.14	$(1.55)	$0.07
Dividends per common share:	$0.02	$0.11	$0.13	$0.22
Weighted average common shares outstanding:
Basic	11,362,190	11,855,533	11,351,094	11,960,303
Diluted	11,362,190	12,015,048	11,351,094	12,119,818

The accompanying notes are an integral part of these condensed consolidated financial

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2008

(Dollars in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2008	11,304,410	$11	$53,315	$(20,851)	$32,475
Stock based compensation expense	––	––	810	––	810
Stock issued under stock award plans	144,970	––	229	––	229
Dividends declared	––	––	(1,486)	––	(1,486)
Repurchase of common stock	(109,100)	––	(734)	––	(734)
Net loss	––	––	––	(17,628)	(17,628)
Balance, December 31, 2008	11,340,280	$11	$52,134	$(38,479)	$13,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,628)	$846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	722	580
Expense for stock options issued to employees	810	1,201
Changes in assets and liabilities:
Restricted cash	(1,197)	––
Trade receivables and note receivable	852	(2,530)
Inventories	(93)	(5)
Income taxes receivable	7	295
Prepaid expenses and other	1,834	(2,364)
Merchant account deposits and other	118	65
Deferred income tax assets	752	544
Accounts payable, accrued expenses and other liabilities	1,073	3,091
Income tax reserves and other long-term liabilities	9,108	14
Deferred revenue	(2,229)	2,489
Income taxes payable	(212)	(1,808)
Net cash provided by (used in) operating activities	(6,083)	2,418

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(475)	(375)
Proceeds from sale of available-for-sale securities	900	––
Net cash provided by (used in) investing activities	425	(375)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock	(734)	(6,996)
Proceeds from exercise of stock options and related income tax benefit	229	180
Dividend payments	(1,259)	(2,610)
Net cash used in financing activities	(1,764)	(9,426)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,422)	(7,383)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	26,184	36,859
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,762	$29,476

Supplemental disclosures of non-cash transactions:
Dividends declared	$227	$––
Cumulative effect adjustment (FIN 48)	––	199
Repurchase of common stock included in accrued liabilities	$––	488
Cash paid for:
Interest	7	––
Income taxes	456	1,773

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009, or future periods. In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the markets it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received. For the three months ended December 31, 2008 and 2007, the Company recognized $1,820,000 and $2,365,000, respectively, in interest income. For the six months ended December 31, 2008 and 2007, the Company recognized $3,681,000 and $4,699,000, respectively, in interest income.

(c)

Available-for-Sale Securities

Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value based upon the quoted market prices at period end. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized, as applicable. The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of a review of qualitative and quantitative factors, including: available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments.

(d)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of products provided in conjunction with the Internet training previews and workshops.

(e)

Intangible Assets

The Company’s intangible assets consist of advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. The weighted-average useful life of intangible assets was 57 months as of December 31, 2008.

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

(f)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded within accrued liabilities approximately $537,000 and $685,000 as of December 31, 2008 and June 30, 2008, respectively, for estimated credit card charge-backs and customer returns. The Company has recorded liabilities of approximately $2,672,000 and $1,460,000 as of December 31, 2008 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company. In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liabilities recorded. Attorney fees associated with the various legal proceedings are expensed as incurred. Other key estimates, including reserves for utilization of net operating loss carryforwards and uncertain tax positions, are discussed elsewhere in these notes to condensed consolidated financial statements.

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

(h)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Due to declining conditions in certain markets, the Company has elected not to return to these markets for the foreseeable future. Consequently, during the three months ended December 31, 2008, the Company wrote off approximately $420,000 in prepaid advertising costs associated with those markets. Advertising expenses, including the write-off of certain prepaid advertising costs, included in selling and marketing expenses for the three months ended December 31, 2008 and 2007 were approximately $8,916,000 and $10,655,000, respectively. Advertising expenses included in selling and marketing expenses for the six months ended December 31, 2008 and 2007 were approximately $15,900,000 and $18,367,000, respectively. As of December 31, 2008 and June 30, 2008, the Company recorded approximately $1,197,000 and $2,610,000, respectively, of direct-response advertising related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

(k)

Reclassifications

Certain payroll costs that were previously classified as general and administrative expense in the prior period financial statements have been reclassified as cost of product and other revenues to conform to the current year financial statement presentation. These reclassifications did not have any impact on net income, cash flows, total assets or total liabilities.

(3)

Dividends

During the three and six months ended December 31, 2008 and 2007, the Company’s Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2009)
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(Fiscal year 2008)
December 10, 2007	$0.11	December 20, 2007	$1,294,000	December 29, 2007
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

(4)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended December 31, 2008 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended December 31, 2007:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
Net income (in thousands)	$1,647	$846

Weighted average shares outstanding:
Basic	11,855,533	11,960,303
Employee stock options	159,515	159,515

Diluted	12,015,048	12,119,818
Net income per common share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

Weighted average anti-dilutive common share equivalents not included in the calculation of diluted net loss per common share totaled 695,748 for the three and six months ended December 31, 2008 and 525,179 for the three and six months ended December 31, 2007, respectively.

(5)

Income Taxes

The Internal Revenue Service (“IRS”) is currently auditing the Company’s income tax return for fiscal years 2007, 2006, and 2005. In October 2008, the Company received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at the Company’s preview and workshop training sessions. The Company contends that these meals are excluded from the deduction limitations of Section 274.

The IRS has also challenged the Company’s ability to utilize its Net Operating Losses (“NOL’s”) as a result of limitations imposed by Internal Revenue Code Section 382 (“Section 382”). The Notice of Proposed Adjustment from the IRS contends that the utilization of some of the Company’s NOL’s should be limited to approximately $460,000 per year. Section 382 imposes limitations on a corporation's ability to utilize its NOL’s if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of the Company’s formation through fiscal 2002, the Company issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOL is subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount. Any unused annual limitation may be carried over to later years (until those NOL’s expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”).

Additionally, in November 2008, the Company received an examination report from the IRS which also contested the Company’s ability to utilize its NOL’s to offset taxable income during fiscal years June 30, 2004 and 2003 under Section 481(a) based upon a purported IRS change to the Company’s “method of accounting” with respect to its recognized built-in-gains described above. The Company believes that the IRS’ assertion that its proposed adjustments to the Company’s realized built-in gains is a change in accounting method under the provisions of Section 481(a) is without merit.

However, if the Company is unsuccessful in disputing these adjustments proposed by the IRS, the Company’s total liability would be approximately $31,407,000, inclusive of interest and penalties.

The Company has been involved in settlement discussions with the IRS subsequent to the receipt of the examination report in November 2008. Although a settlement has not yet been reached, the Company believes there is a framework in place for a potential settlement. Although the timing of such settlement is not known at this time, the Company believes it will be able to reach a mutually agreeable settlement and has established a reserve of $9,281,000, included in other long-term liabilities as of December 31, 2008, for the estimated taxes, penalties, and interest in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”).  Additionally, based upon these discussions, the Company has determined that it is more likely than not that the Company will be unable to utilize its NOL’s, generated prior to June 30, 2002, to offset future taxable income. Consequently, the Company has recorded a valuation allowance of $3,556,000 against its remaining NOL’s as of December 31, 2008.

The aggregate changes in the balance of unrecognized tax benefits during the six months ended December 31, 2008 were as follows:

Balance at June 30, 2008	$161,000
Increases for tax positions related to the current year	––
Increases for tax positions related to prior years	8,710,000
Decreases for tax positions related to prior years	––
Reductions due to lapsed statute of limitations	––
Balance at December 31, 2008	$8,871,000

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the consolidated statements of operations. Accrued interest and penalties were approximately $410,000 and $22,000 as of December 31, 2008 and June 30, 2008, respectively.

(6)

Available-For-Sale Securities

Available-for-sale securities consist of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which historically occurred every 7 to 35 days, and other variable rate debt and equity securities.

Available-for-sale securities at fair value consisted of the following:

	2008	2007
	(in thousands)
Federal, state and municipal debt securities	$1,900	$2,800
Corporate debt securities	1,000	1,000
Total	$2,900	$3,800

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and typically resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2008, the Company’s entire ARS portfolio, consisting of four investments in ARS, was subject to failed auctions. However, the Company sold, at par, all $2,900,000 in ARS during January 2009, and therefore the ARS are included in current assets at December 31, 2008.

There were no unrealized holding gains or losses recorded in accumulated other comprehensive income at December 31, 2008 or June 30, 2008 related to investments in debt securities.

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•

Quoted prices for similar assets or liabilities in active markets;

•

Quoted prices for identical or similar assets in non-active markets;

•

Inputs other than quoted prices that are observable for the asset or liability; and

•

Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2008, according to the valuation techniques used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents
Cash equivalents	$14,644,000	$14,644,000	$—	$—
Available-for-sale securities
Debt securities	2,900,000	—	—	2,900,000

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt Securities- Auction-Rate Securities Only
	Student Loan Bonds	Municipal Revenue Bonds	Auction Preferred Securities	Total
Balances at June 30, 2008	$1,000,0000	$—	$2,800,000	$3,800,000
Realized gain (loss) included in earnings	—	—	––	––
Unrealized gain (loss) included in other comprehensive income	—	––	––	––
Purchases, sales and settlements, net	—		(900,000)	(900,000)
Interest accrued (received), net		—	—	––
Transfers in and/or (out) of Level 3	—	—	––	––
Balances at December 31, 2008	$1,000,000	$—	$1,900,000	$2,900,000

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis. During the three and six months ended December 31, 2008, the Company had no significant assets or liabilities that are measured at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2. SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In the first six months of fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to customer lists acquired in June 2007 and June 2008.

(8)

Commitments and Contingencies

Office Space

In March 2008, the Company entered into a lease agreement with Canyon Park LLC to lease approximately 64,000 square feet of office space through November 2013. In December 2008, due to the Company’s change in outlook on future markets and utilization of its office space, it was determined that 15,000 square feet would not be utilized. The Company has engaged in negotiations to sublease the 15,000 square feet. Due to a decline in the market since the inception of the lease, the Company does not anticipate a sublease will cover all costs of the unused space. Consequently, in accordance with FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment (FTB 79-15), the Company has recorded a loss of approximately $487,000 included in general and administrative expenses associated with the office space.

Legal Proceedings

On July 27, 2007, the Ventura County (California) District Attorney set a hearing on an ex parte basis on a motion for a temporary restraining order, and motion for a preliminary injunction against the Company. The complaint sought an injunction and penalties based upon alleged violations of the California Seller Assisted Marketing Plans Act (SAMP Act), the Unfair Competition Law, and the Business and Professions Code. The action further alleges that the Company failed to abide by the terms of a previous order. The Company, at the hearing, raised numerous defenses including, but not limited to, that (i) the lawsuit by the State of California (the State) is not about nor did it allege any illegal conduct, (ii) the order the State was seeking attempts to limit legal conduct of business, (iii) the SAMP Act is, in fact, unconstitutionally vague and unenforceable, (iv) the Company is, in fact, in compliance with the SAMP Act, (v) the State was aware of and reviewed the actions of the Company prior to the filing of this action, and (vi) there is no showing by the State of potential irreparable harm. The Company had not been provided with any customer complaints received by either the District Attorney or the Office of the Attorney General prior to the filing of the action. On August 30, 2007, the Ventura County Superior Court entered a preliminary injunction against the Company. The preliminary injunction requires the Company to register under the SAMP Act in order to engage in selling any product with an “initial required consideration” of $500 or more. The Company filed a writ of supersedes with the California Court of Appeals in an attempt to stay enforcement of the preliminary injunction.

On January 20, 2009, the Court of Appeals entered an order upholding the preliminary injunction against, the Company. The Court ruled that the SAMP Act was not unconstitutionally vague, and that temporary injunction was not “mandatory,” thereby not staying the effect of the injunction during the litigation. A trial date has not been set regarding the demand for a permanent injunction and the other issues in this case.

The parties are, at present, engaging in discovery. The Company intends to demonstrate that it does not sell a SAMP, as well as present evidence supporting its position that it is in material compliance with the terms of the settlement agreement entered into with the State in 2006. The Company contends that neither the issues raised by the State nor the business model of the Company would require the Company to register under the SAMP Act.

The Company asserts that its “Express” business model does not violate the preliminary injunction as the initial required consideration does not exceed $500. The Company also contends that subsequent sales at a full-day workshop where attendees are offered the opportunity to upgrade to StoresOnline Pro software would be neither a violation of the injunction nor the SAMP Act. The State contends the upgrade sale is a violation of both the injunction and the SAMP Act. The Court of Appeals has not ruled on that issue.

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

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it will refund any customers in the State of North Carolina who may file claims within sixty (60) days of entry of the North Carolina Judgment. The claim must include a declaration issued under penalty of perjury that the customer has been unable to activate a web site and get it fully operational. The State of North Carolina will also notify certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the order is lifted and the Company is permitted to immediately schedule seminars in North Carolina. There is no finding that the Company is a seller of a “Business Opportunity.” The Company has also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina.

On January 16, 2009, the Attorney General for the State of North Carolina presented to the Company refund claims of approximately $746,000. Of those claims, approximately $200,000 met the refund criteria. The records of the Company reflect that the remaining claims filed are based on false affidavits. The Attorney General has taken the position that all of the claims should be paid. The Company is refusing to refund claims predicated upon false affidavits. The Company is prepared to litigate the position that it is not required to pay fraudulent claims if that is necessary. The Company is in the process of paying the claims which were not fraudulent.

In addition to the foregoing proceedings, from time to time the Company receives inquiries from federal, state, city and local government officials in the various jurisdictions in which the Company operates. Additionally, the Company from time to time receives complaints from individuals or businesses relating to the sale of its software. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.  The Company responds to these inquiries and has generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on the Company’s business or operations, or that a formal complaint will not be initiated. The Company also receives complaints and inquiries in the ordinary course of its business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on the Company’s business or results of operations.

The Company also is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these other cases will not have a material adverse effect on its business, financial position, or results of operations.

(9)

Restricted Cash

Restricted cash consists of funds held in an account as collateral for the issuer of the Company’s corporate credit cards and merchant account.

(10)

Segment Information

The Company operates in one business segment and generates over 90% of its total revenue from customers within North America (United States and Canada) and less than 10% of its total revenue from customers in other parts of the world.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008 and elsewhere in this report. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly owned subsidiaries.

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

In January 2009, we reduced the number of workshop teams from six to four and reduced our total employee base by 20% in response to current market conditions and our increased focus on the small to medium enterprise market.

Operating Highlights

Improvements

Response to our advertising efforts increased during the first and second quarters of fiscal 2009 compared to the same quarters of the prior year, which increased attendance at our preview seminars. However, response to advertising during the second quarter of fiscal 2009 (current quarter) decreased from the first quarter of fiscal 2009. We believe this decrease was attributable to deteriorating general economic conditions.  The improvement in response to advertising in the current quarter compared to the prior year quarter resulted in an increase in the average number of buying units attending our workshops from 82 in the prior year quarter to 87 in the current quarter.

Approximately 27% of the buying units made a purchase at our workshops during the current quarter, consistent with the prior year quarter. The average workshop purchase during the current quarter increased to $5,050 compared to $4,850 in the prior year quarter. Due to deteriorating general economic conditions and lower event costs, we reduced costs of our Preview seminars and workshop training sessions on a per attendee basis and also reduced the travel costs of our Preview and workshop personnel on a per employee basis.

Challenges

The improvements noted above were offset by several factors. Although conversion rates from our Preview seminars to our workshops improved in the second quarter of fiscal 2009 over the first quarter of fiscal 2009, these conversion rates during the current quarter were lower than the prior year quarter. Furthermore, although response to our advertising efforts increased domestically during the first six months of fiscal 2009 (current period), the advertising incentives offered to Preview seminar attendees increased significantly over the same period in the prior year (prior year period), which increased selling and marketing expenses. Response to our advertising efforts internationally decreased during the current period over the prior year period. We believe the decrease in response to our international advertising efforts was the result of the worsening economy in those international markets. Consequently, selling and marketing expenses as a percentage of net dollar volume of contracts written and revenue increased during the current quarter and current year-to-date period compared to the prior year quarter and prior year-to-date period despite the improved response to advertising and the lower Preview seminar cost per attendee.

Additionally, the percentage of purchases under extended payment term arrangements (EPTAs) to total workshop purchases increased to 58% in the current quarter compared to 43% in the prior year quarter. We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns. The increase in percentage purchases under EPTAs during the current quarter negatively impacted product and other revenue, income from operations, and cash flows from operating activities.

Significant Charges

During the current quarter, we recognized $2,160,000 in significant charges for reserves associated with outstanding legal matters, reserves for excess office space, and for the impairment of certain advertising and other assets.

IRS Audit

The Internal Revenue Service (“IRS”) is currently auditing our income tax return for fiscal years 2007, 2006, and 2005. In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. We contend that these meals are excluded from the deduction limitations of Section 274.

The IRS has also challenged our ability to utilize our Net Operating Losses (“NOL’s”) as a result of limitations imposed by Internal Revenue Code Section 382 (“Section 382”). The Notice of Proposed Adjustment from the IRS contends that the utilization of some of our NOL’s should be limited to approximately $460,000 per year.

Additionally, in November 2008, we received an examination report from the IRS which also contested our ability to utilize our NOL’s during fiscal years ended June 30, 2004 and 2003 under Internal Revenue Service Code Section 481. We believe the IRS’ assertion that the NOL’s should be limited during the Company’s fiscal years ended June 30, 2004 and 2003 is without merit and beyond the statute of limitations.

However, if we are unsuccessful in disputing these adjustments proposed by the IRS, our total liability would be approximately $31,407,000, inclusive of interest and penalties, and would have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods.

We have been involved in settlement discussions with the IRS subsequent to the receipt of the examination report in November 2008. Although a settlement has not yet been reached, we believe there is a framework in place for a potential settlement. Although the timing of such settlement is not known at this time, we believe we will be able to reach a mutually agreeable settlement and have established a reserve of $9,281,000 included in other long-term liabilities as of December 31, 2008 for the estimated taxes, penalties, and interest in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”).  Additionally, based upon these discussions, we have determined that it is more likely than not that we will be unable to utilize our NOL’s, generated prior to June 30, 2002, to offset future taxable income. Consequently, we have placed a valuation allowance of $3,556,000 against our remaining NOL’s as of December 31, 2008.

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things; we register under the California Seller Assisted Marketing Plans Act. A more detailed explanation of this proceeding is contained under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements included in Item 1 above. For the three and six months ended December 31, 2008 and 2007, we had no sales in California.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the three months ended December 31, 2008 and 2007, the Company purchased 109,100 and 325,800 shares of the Company’s common stock for $734,000 and $4,542,000, respectively. During the six months ended December 31, 2008 and 2007, the Company purchased 109,100 and 491,407 shares of the Company’s common stock for $734,000 and $7,484,000, respectively.

Dividends

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share. In September 2007, the board of directors increased the quarterly cash dividend to $0.11 per common share. In December 2008, the board of directors decreased the quarterly cash dividend to $0.02 per common share.

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

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Revenues

Revenues for the three months ended December 31, 2008 decreased 31% to $26,854,000 from $38,916,000 for the three months ended December 31, 2007. Product and other revenue decreased 34% to $20,080,000 for the three months ended December 31, 2008 from $30,618,000 for the three months ended December 31, 2007.

The decrease in product and other revenue during the second quarter of fiscal 2009 (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the reduction in staff in December 2007 described above and is also attributed to the following factors. Internet training workshops conducted during the current quarter decreased to 244 (including 73 that were held outside the United States) compared to 313 (including 89 that were held outside the United States) during the prior year quarter, a decrease of 22%. The decrease was primarily attributable to the 33% reduction in workshop teams in December 2007, offset by the increase of one team for part of the current quarter.  The average number of “buying units” in attendance at our workshops during the current quarter was 87 compared to 82 in the prior year quarter. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit. Approximately 27% of the buying units made a purchase at the workshops during the current quarter, comparable to the prior year quarter. Purchases under EPTAs as a percentage of total workshop purchases were 58% in the current quarter compared to 43% in the prior year quarter. We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns. The average workshop purchase increased during the current quarter to $5,050 from $4,850 in the prior year quarter. Product and other revenue was also negatively impacted by additional reserves of $650,000 for customer refunds pursuant to legal matters discussed elsewhere in this document.

We conducted 12 workshops during the last three business days of September 2008. Consequently, $812,000 of cash sales were deferred and recognized in October 2008. Additionally, the related costs of revenue totaling $145,000 and the related selling and marketing expenses totaling $306,000 were recognized in October 2008. No workshops were conducted during the last three business days of December 2008.

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

The following table summarizes the activity within deferred revenue for the three months ended December 31:

	2008	2007
	(in thousands)
Deferred revenue, beginning of period	$44,654	$45,580

Less: Cash product sales during the last three
business days of September	(812)	(1,527)

Remaining net change in deferred revenue	(2,880)	891
Deferred revenue, end of period	$40,962	$44,944

Commission and other revenue decreased to $6,774,000 in the current quarter compared to $8,298,000 in the prior year quarter, a decrease of 18%. The decrease is primarily attributable to the decrease in customer sales leads provided to third parties as a result of the decrease in workshops.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended December 31, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$26,854	$38,916
Less: Cash product sales during the last three
business days of September	(812)	(1,527)
Remaining net change in deferred revenue	(2,880)	891
Net Dollar Volume of Contracts Written, non-GAAP	$23,162	$38,280

Net Dollar Volume of Contracts Written during the current quarter decreased 40% from the prior year quarter. The decrease is primarily attributable to the decrease in number of workshop teams, from nine teams during the prior year quarter to six teams during the current quarter. Additionally, net dollar volume of contracts written was negatively affected by an increase in reserves for estimates of bad debts due primarily to macro-economic conditions.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of revenue for the current quarter decreased 28% to $9,436,000 from $13,011,000 during the prior year quarter. The decrease is primarily attributable to the decrease in the number of Internet workshops conducted during the current quarter. Additionally, cost of revenue decreased as a result of lower costs per workshop attendee and lower travel costs per employee as a result of lower airline and hotel costs.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current quarter decreased 16% to $17,580,000 from $20,985,000 in the prior year quarter. The decrease is primarily attributable to the decrease in revenue and net dollar volume of contracts written. Selling and marketing expenses as a percentage of revenue was 65% in the current quarter compared to 54% in the prior year quarter. The increase as a percentage of revenue is primarily attributable to lower response rates to our selling and marketing activities, known as our Preview seminars.  Also, during the current quarter, we changed our advertising incentives which improved response to our direct-mail advertising campaigns domestically compared to the prior year quarter which partially offset the negative effects of the lower response rates at our Preview seminars but increased incentive costs over the prior year quarter. Additionally, response to our advertising efforts internationally decreased during the current quarter over the prior year quarter. We believe the decrease in response to our international advertising efforts was the result of the worsening economy in those international markets. As a result of declining conditions in certain markets, we have elected not to return to these markets for the foreseeable future. Consequently, during the three months ended December 31, 2008, we wrote off approximately $420,000 in prepaid advertising costs associated with those markets. Lower costs per Preview seminar attendee and lower travel costs per employee partially offset some of the negative effects of the lower response rates at our Preview seminars and lower response rates to our advertising efforts internationally. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current quarter increased 38% to $6,267,000 from $4,550,000 in the prior year quarter. The increase is primarily attributable to an increase in legal expense of approximately $735,000 due to various legal issues as discussed under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Item 1 above; an increase of $600,000 in rent expense primarily due to the anticipated loss on the sublease of 15,000 square feet of rental space; the impairment of certain assets of $271,000; and an increase of $115,000 in professional fees as a result of the ongoing IRS audit.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate, as well as interest on our cash balances. Interest income for the current quarter decreased 23% to $1,820,000, compared to $2,365,000 in the prior year quarter. The decrease is primarily attributable to a decrease in our cash balance as compared to the prior year quarter and a decrease in interest rates earned on money market accounts. The decrease is also attributable to a decrease in trade receivables compared to the prior year.

Income Tax Provision

During the current quarter, we recorded an income tax provision of $4,450,000 compared to an income tax provision of $844,000 during the prior year quarter.  As discussed under Overview – IRS Audit, based on the settlement discussions with the IRS, and the analyses performed in accordance with FIN 48, we determined that it is more likely than not that we will be unable to utilize our NOL’s, generated prior to June 30, 2002, to offset future taxable income. Consequently, we placed a valuation allowance of $3,556,000 against our remaining NOL’s. Additionally, we increased our FIN 48 income tax liability by $2,695,000 during the current quarter for the estimated potential taxes, penalties, and interest. The provision resulting from the increase in the valuation allowance and income tax reserve was partially offset by an income tax benefit of $1,801,000, resulting in a net income tax provision of $4,450,000.

If we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.

Six months ended December 31, 2008 compared to Six months ended December 31, 2007

Revenues

Revenues for the six months ended December 31, 2008 decreased 24% to $54,120,000 from $71,379,000 for the six months ended December 31, 2007. Product and other revenue decreased 29% to $39,481,000 for the six months ended December 31, 2008 from $55,525,000 for the six months ended December 31, 2007.

The decrease in product and other revenue during the first six months of fiscal 2009 (current period) over the comparable six months of the prior year (prior year period) is primarily attributed to the reduction in staff in December 2007 described above and is also attributed to the following factors. Internet training workshops conducted during the current period decreased to 452 (including 81 that were held outside the United States) compared to 602 (including 109 that were held outside the United States) during the prior year period, a decrease of 25%. The decrease was primarily attributable to the 33% reduction in workshop teams in December 2007, offset by the increase of one team for part of the current period.  The average number of “buying units” in attendance at our workshops during both the current period and prior year period was 87. Approximately 29% of the buying units made a purchase at the workshops in the current period compared to 26% in the prior year period. Purchases under EPTAs as a percentage of total workshop purchases were 59% in the current period compared to 46% in the prior year period. We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns. The average workshop purchase increased during the current period to $5,200 from $4,935 in the prior year period. Product and other revenue was also negatively impacted by additional reserves of $1,280,000 for customer refunds pursuant to legal matters discussed elsewhere in this document.

We conducted 15 workshops during the last three business days of June 2008. Consequently, $827,000 of cash sales were deferred and recognized in July 2008. Additionally, the related costs of revenue totaling $174,000 and the related selling and marketing expenses totaling $617,000 were recognized in July 2008. No workshops were conducted during the last three business days of December 2008.

We conducted 13 workshops during the last three business days of June 2007. Consequently, $804,000 of cash sales were deferred and recognized in July 2007. Additionally, the related costs of revenue totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007. No workshops were conducted during the last three business days of December 2007.

The following table summarizes the activity within deferred revenue for the six months ended December 31:

	2008	2007
	(in thousands)
Deferred revenue, beginning of period	$43,191	$42,455

Less: Cash product sales during the last three
business days of June	(827)	(804)

Remaining net change in deferred revenue	(1,402)	3,293
Deferred revenue, end of period	$40,962	$44,944

Commission and other revenue decreased 8% to $14,639,000 in the current period compared to $15,854,000 in the prior year period. The decrease is primarily attributable to the decrease in customer sales leads provided to third parties as a result of the decrease in workshops.

Net Dollar Volume of Contracts Written

The following table summarizes the Net Dollar Volume of Contracts Written during the six months ended December 31, 2008 and 2007 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2008	2007
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$54,120	$71,379
Less: Cash product sales during the last three
business days of June	(827)	(804)
Remaining net change in deferred revenue	(1,402)	3,293
Net Dollar Volume of Contracts Written, non-GAAP	$51,891	$73,868

Net Dollar Volume of Contracts Written during the six months ended December 31, 2008 decreased 30% from the six months ended December 31, 2007. The decrease is primarily attributable to the decrease in number of workshop teams, from nine teams during the prior year quarter to six teams during the current year quarter. Additionally, net dollar volume of contracts written was negatively affected by an increase in reserves for estimates of bad debts due primarily to macro-economic conditions.

Cost of Revenue

Cost of revenue for the current period decreased 30% to $17,804,000 from $25,425,000 during the prior year period. The decrease is primarily attributable to the lower number of Internet workshops conducted during the current quarter. Additionally, cost of revenue decreased as a result of lower costs per workshop attendee and lower travel costs per employee in response to lower hotel costs.

Selling and Marketing

Selling and marketing expenses for the current period decreased 12% to $34,646,000 from $39,196,000 in the prior year period. The decrease is primarily attributable to lower revenue and net dollar volume of contracts written. Selling and marketing expenses as a percentage of revenue was 64% in the current period compared to 55% in the prior year period. The increase in selling and marketing costs as a percentage of revenue is primarily attributable to lower response rates to our selling and marketing activities, known as our Preview seminars. Also, during the current period, we changed our advertising incentives which improved response to our direct-mail advertising campaigns domestically compared to the prior year period which partially offset the negative effects of the lower response rates at our Preview seminars but increased incentive costs over the prior year period. Additionally, response to our advertising efforts internationally decreased during the current period over the prior year period. We believe the decrease in response to our international advertising efforts was the result of the worsening economy in those international markets. As a result of declining conditions in certain markets, we have elected not to return to these markets for the foreseeable future. Consequently, during the three months ended December 31, 2008, we wrote off approximately $420,000 in prepaid advertising assets associated with those markets. Lower costs per Preview seminar attendee and lower travel costs per employee partially offset some of the negative effects of the lower response rates at our Preview seminars and lower response rates to our advertising efforts internationally.

General and Administrative

General and administrative expenses in the current period increased 16% to $10,779,000 from $9,318,000 in the prior year period. The increase is primarily attributable to an increase in legal expense of approximately $730,000 due to various legal issues as discussed under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Item 1 above; an increase of $640,000 in rent expense primarily due to the anticipated loss on the sublease of 15,000 square feet of rental space; and an increase of $80,000 in professional fees as a result of the ongoing IRS audit.

Interest Income

Interest income for the current period was $3,681,000, compared to $4,699,000 in the prior year period, a decrease of 22%. The decrease is primarily attributable to a decrease in our cash balance as compared to the prior year quarter and a general decrease in interest rates earned on money market accounts. The decrease is also attributable to a slight decrease in trade receivables compared to the prior year.

Income Tax Provision

During the current period, we recorded an income tax provision of $10,330,000 compared to an income tax provision of $607,000 during the prior year period.  As discussed under Overview – IRS Audit, based on the settlement discussions with the IRS, and the analyses performed in accordance with FIN 48, we determined that it is more likely than not that we will be unable to utilize our NOL’s, generated prior to June 30, 2002, to offset future taxable income. Consequently, we placed a valuation allowance of $3,556,000 against our remaining NOL’s. Additionally, we increased our FIN 48 income tax liability by $9,098,000 during the current period for the estimated potential taxes, penalties, and interest. The provision resulting from the increase in the valuation allowance and income tax reserve was partially offset by an income tax benefit of $2,324,000, resulting in a net income tax provision for current period of $10,330,000.

If we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.

Liquidity and Capital Resources

Working Capital

As of December 31, 2008, we had working capital of $14,140,000 compared to $20,558,000 as of June 30, 2008. As of December 31, 2008, we had working capital, excluding deferred revenue, of $42,210,000 compared to $53,417,000 as of June 30, 2008. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the decrease in cash as a result of the net cash used in operating activities during the six months ended December 31, 2008. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of December 31, 2008, we had $18,762,000 of cash and cash equivalents compared to $26,184,000 as of June 30, 2008. During the six months ended December 31, 2008 we used $6,083,000 in cash from operating activities. During the six months ended December 31, 2007, we generated positive cash flows from operating activities of $2,418,000. During the six months ended December 31, 2008 and 2007, we used cash of $1,764,000 and $9,426,000, respectively in financing activities, primarily for the payment of dividends to stockholders and the purchase of our common stock.

Available-For-Sale Securities

As of December 31, 2008 we held $2,900,000 compared to $3,800,000 as of June 30, 2008 of available-for-sale securities, which consist primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which historically occurred every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch. Despite the underlying long-term contractual maturity of ARS, there had previously been a ready liquid market for these securities based on the interest reset mechanism. While we have purchased ARS in the past, historically, we have not held ARS as of each balance sheet date. However, as a result of current negative liquidity and uncertainty in financial credit markets, we have experienced “failed” auctions associated with our remaining ARS. In the case of a failed auction, the ARS become illiquid long-term bonds (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. All ARS consist of fully insured, AAA rated municipal, state agency or corporate issued securities. In January 2009 we liquidated all of our ARS at their par values.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $25,142,000 as of December 31, 2008 compared to $28,723,000 as of June 30, 2008. Long-term trade receivables, net of allowance for doubtful accounts, were $12,574,000 as of December 31, 2008 compared to $9,845,000 as of June 30, 2008. We offer our customers a 24 to 36 month installment contract as a payment option. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable as of December 31, 2008 totaled $4,342,000, compared to $4,760,000 as of June 30, 2008. Our accounts payable as of December 31, 2008 were generally within our vendors’ terms of payment.

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

Capital

As of December 31, 2008, total stockholders’ equity was $13,666,000, down 58% from $32,475,000 at June 30, 2008. In addition to a net loss of $17,628,000, other significant changes in stockholders’ equity during the first six months of fiscal year 2009 included $810,000 in expense for options granted, $229,000 in common stock issued upon exercise of stock options, $1,486,000 in common stock dividends, and $734,000 in common stock purchased.

During the three months ended September 30, 2008, we declared and paid a cash dividend of $0.11 per common share. During the three ended December 31, 2008, we declared a cash dividend of $0.02 per common share. The dividend has subsequently been paid to stockholders of record as of January 4, 2009. As we experienced a net loss for the three and six months ended December 31, 2008, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock. The Company purchased 109,100 shares of common stock for approximately $734,000 during the three and six months ended December 31, 2008. The Company expects to purchase common stock over the next two years but may suspend or discontinue purchasing the common stock at any time.

Income Taxes

If we are unsuccessful in disputing the adjustments proposed by the IRS described above, our total liability would be approximately $31,407,000, inclusive of interest and penalties, and would have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods and we would be forced to reconsider our business model.

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

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

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

•

Our expectations regarding the outcome of our litigation; and

•

Our belief that we have a framework in place for a potential settlement with the IRS will be able to reach a mutually agreeable settlement.

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

As of December 31, 2008, we had approximately $18,762,000 of cash and cash equivalents. These amounts were invested in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the three and six months ended December 31, 2008, our interest income would have decreased by approximately $14,000 and $28,000, respectively, assuming consistent levels of interest-bearing instruments.

As of December 31, 2008, we had approximately $5,507,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2009 and 2010. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of December 31, 2008, our net trade receivable balance would have decreased by approximately $55,000.

As of December 31, 2008, we had approximately $1,180,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of December 31, 2008, our cash and cash equivalents would have decreased by approximately $12,000.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Information on certain legal proceedings that we believe are material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and the Company’s Quarterly Report on form 10-Q for the period ended September 30, 2008. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, there were no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.

Risk Factors

There are many risk factors that affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. Other than the updates and changes reflected by the revised and new risk factors set forth below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns and may impact on-going future business practices, financial position, results of operations, cash flows, and the valuation of certain deferred income tax assets, such as net operating loss carryforwards.

The Internal Revenue Service (“IRS”) is currently auditing our income tax return for fiscal years 2007, 2006, and 2005. In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. We contend that these meals are excluded from the deduction limitations of Section 274.

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

Additionally, in November 2008, we received an examination report from the IRS which also contested our ability to utilize our NOL’s during fiscal years ended June 30, 2004 and 2003 under Section 481(a) based upon a purported IRS change to our “method of accounting” with respect to our recognized built-in-gains described above. We believe that the IRS’ assertion that its proposed adjustments to our realized built-in gains is a change in accounting method under the provisions of Section 481(a) is without merit.

If we are unsuccessful in disputing these adjustments proposed by the IRS, our total liability would be approximately $31,407,000, inclusive of interest and penalties. We would experience a material adverse effect on our business, financial position, results of operations, and cash flows if we are unsuccessful in disputing these adjustments proposed by the IRS. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods and we would be forced to reconsider our business model.

Adverse publicity and/ or negative consumer ratings could reduce customer interest in our workshops and harm our financial results.

We have received adverse publicity concerning our business. We have also received negative ratings from consumer advocacy groups including, but not limited to, the Better Business Bureau, and may, in the future, receive additional adverse publicity or negative ratings concerning our business. Adverse publicity and negative ratings concerning our business, including our Internet Training Workshops, products, services, management or legal proceedings could reduce the response rates to our advertisements, reduce attendance and purchase rates at our workshops and third-party sales to our customers, and thereby adversely affect our revenues. We do not always know when adverse publicity may occur and cannot accurately predict its impact on our business and results of operations.

We have incurred operating losses.

We have sustained operating losses over the first and second fiscal quarters of 2009. Our ability to reestablish profitability and positive cash flow will depend on factors including but not limited to our ability to (i) reduce costs, (ii) improve our marketing, (iii) response to the current economic slowdown, (iv) reach more highly qualified prospects , (v) achieve operational improvements and (vi) improve results of sales.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from
October 1, 2008 through October 31, 2008	109,000	$6.72	109,000	$42,943,000
Purchases from
November 1, 2008 through November 30, 2008	100	$6.80	100	$42,942,000
Purchases from
December 1, 2008 through December 31, 2008	N/A	N/A	N/A	$42,942,000
Total	109,100	$6.72	109,100	$42,942,000

———————

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on November 19, 2008. A total of 6,514,052 shares of our common stock were present or represented by proxy at the meeting, representing more than 56% of our shares outstanding as of the September 26, 2008 record date. The matters submitted for a vote and the related results are as follows:

1.

Election of two nominees to serve as Class I directors for a term of two years, expiring at our annual meeting in 2010, or until their respective successors are elected and qualified. The result of the vote taken was as follows:

	For	Withheld
Todd Goergen	6,389,555	124,497
David Williams	6,485,655	28,397

2.

Ratification of appointment of Tanner LC as our independent registered public accounting firm for the year ending June 30, 2009

For

6,490,216

Against

22,896

Abstain

940

Broker non-votes

0

3.

Adopt a policy that independent directors shall serve on the Board for no more than ten (10) years.

For

588,439

Against

5,919,419

Abstain

6,194

Broker non-votes

0

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

iMergent, Inc.

February 3, 2009	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

February 3, 2009	By:	/s/ ROBERT M. LEWIS
Robert M. Lewis Chief Financial Officer