Form 10-Q
period 2009-03-31
IMERGENT INC
filed 2009-05-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

———————

iMergent, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10235 South 51st Street, Phoenix, AZ	85044
(Address of Principal Executive Offices)	(Zip Code)

(801) 227-0004

(Registrant’s telephone number, including area code)

1303 North Research Way, Orem, UT 84097

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐  Accelerated Filer ☑   Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 11,415,945.

Page

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

1

Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008

1

Condensed Consolidated Statements of Operations for the Three and Nine Months
Ended March 31, 2009 and 2008

2

Condensed Consolidated Statement of Stockholders' Equity for the Nine Months
Ended March 31, 2009

3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
March 31, 2009 and 2008

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.        Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

28

Item 1A.     Risk Factors

28

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.        Defaults Upon Senior Securities

29

Item 4.        Submission of Matters to a Vote of Security Holders

29

Item 5.        Other Information

29

Item 6.        Exhibits

29

Signatures

30

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	March 31, 2009	June 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$21,528	$26,184
Restricted cash	2,797	––
Trade receivables, net of allowance for doubtful accounts of $8,533 as of March 31, 2009 and $13,797 as of June 30, 2008	22,515	28,723
Income taxes receivable	786	793
Inventories	688	627
Deferred income tax assets	1,674	3,891
Prepaid expenses and other	2,170	3,849
Total Current Assets	52,158	64,067
Certificate of deposit	500	500
Available-for-sale securities	––	3,800

Long-term trade receivables, net of allowance for doubtful accounts of $5,345 as of March 31, 2009 and $4,786 as of June 30, 2008	10,888	9,845
Property and equipment, net	1,431	1,672
Deferred income tax assets	4,834	4,385
Intangible assets, net	1,508	1,831
Merchant account deposits and other	382	514
Total Assets	$71,701	$86,614

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,029	$4,760
Accrued expenses and other	6,888	5,678
Income taxes payable	44	212
Dividend payable	228	––
Deferred revenue, current portion	25,247	32,859
Total Current Liabilities	35,436	43,509
Deferred revenue, net of current portion	11,173	10,332
Income tax reserves and other	9,454	298
Total Liabilities	56,063	54,139
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	––	––
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,409,070 shares outstanding as of March 31, 2009 and 11,304,410 shares outstanding
as of June 30, 2008	11	11
Additional paid-in capital	52,554	53,315
Accumulated deficit	(36,927)	(20,851)
Total Stockholders' Equity	15,638	32,475
Total Liabilities and Stockholders' Equity	$71,701	$86,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Product and other	$15,071	$19,125	$54,552	$74,650
Commission and other	5,850	8,432	20,488	24,286
Total revenues	20,921	27,557	75,040	98,936

Operating expenses:
Cost of product and other revenues	5,802	7,508	23,605	32,933
Selling and marketing	9,336	14,482	43,982	53,678
General and administrative	4,051	4,243	14,830	13,561
Research and development	515	587	1,595	1,580
Total operating expenses	19,704	26,820	84,012	101,752

Income (Loss) from operations	1,217	737	(8,972)	(2,816)

Other income (expense):
Interest income	1,627	2,168	5,308	6,868
Interest expense	(3)	(1)	(10)	(1)
Other income (expense), net	(63)	91	(846)	397
Total other income, net	1,561	2,258	4,452	7,264

Income (loss) before income tax provision	2,778	2,995	(4,520)	4,448

Income tax provision	(1,226)	(1,253)	(11,556)	(1,860)

Net income (loss)	$1,552	$1,742	$(16,076)	$2,588

Net income (loss) per common share:
Basic	$0.14	$0.15	$(1.42)	$0.22
Diluted	$0.14	$0.15	$(1.42)	$0.22
Dividends per common share:	$0.02	$0.11	$0.15	$0.33
Weighted average common shares
outstanding:
Basic	11,366,853	11,484,336	11,356,192	11,802,766
Diluted	11,426,307	11,672,142	11,356,192	12,001,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended March 31, 2009
(In thousands, except number of shares)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2008	11,304,410	$11	$53,315	$(20,851)	$32,475
Stock based compensation expense	––	––	1,189	––	1,189
Stock issued under stock award plans (net of forfeitures)	213,760	––	498	––	498
Dividends declared	-	––	(1,714)	––	(1,714)
Repurchase of common stock	(109,100)	––	(734)	––	(734)
Net loss	––	––	––	(16,076)	(16,076)
Balance, March 31, 2009	11,409,070	$11	$52,554	$(36,927)	$15,638

The accompanying notes are an integral part of this condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,076)	$2,588
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	1,091	876
Expense for stock options issued to employees	1,189	1,551
Changes in deferred income tax assets	1,768	535
Changes in assets and liabilities:
Restricted cash	(2,797)	––
Trade receivables and note receivable	5,165	(434)
Inventories	(61)	(129)
Income taxes receivable	7	295
Prepaid expenses and other	1,679	(3,932)
Merchant account deposits and other	132	128
Accounts payable, accrued expenses and other liabilities	(473)	5,384
Income tax reserves and other long-term liabilities	9,156	(23)
Deferred revenue	(6,771)	1,468
Income taxes payable	(168)	(1,298)
Net cash provided by (used for) operating activities	(6,159)	7,009

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(527)	(517)
Collections on note receivable	––	178
Proceeds (Purchase of) from sale of available-for-sale securities	3,800	(4,154)
Net cash provided by (used for) investing activities	3,273	(4,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock	(734)	(10,938)
Proceeds from exercise of stock options and related income tax benefit	498	599
Principal payments on note payable	(48)	(5)
Dividend payments	(1,486)	(3,871)
Net cash used for financing activities	(1,770)	(14,215)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,656)	(11,699)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,184	36,859
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,528	$25,160

Supplemental disclosures of non-cash transactions:
Dividends declared	$228	$––
Cumulative effect adjustment (FIN 48)	––	199
Repurchase of common stock included in accrued liabilities	$––	83
Purchase of property and equipment with note payable	$––	200
Cash paid for:
Interest	10	1
Income taxes	487	2,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)

Description of Business

iMergent, Inc. is incorporated under the laws of Delaware. As used hereafter in the notes to condensed consolidated financial statements, the Company refers to iMergent, Inc. and its wholly owned subsidiaries. iMergent is an e-services company which provides e-commerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small businesses. The Company’s services are designed to help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009, or future periods. In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the markets it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(2)

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Galaxy Enterprises, Inc., Galaxy Mall, Inc., StoresOnline, Inc., StoresOnline International, Inc., Avail 24/7, Inc., Internet Training Group, Inc., and Crexendo Business Solutions, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)

Trade Receivables

Since 1999, the Company has offered its customers the option to finance, through extended payment term arrangements (EPTAs), purchases made at its Internet training workshops. From time to time, a portion of these EPTAs has been sold, on a discounted basis, to third-party financial institutions for cash. The remainder of the EPTAs (those not sold to third parties) is reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

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

Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received. For the three months ended March 31, 2009 and 2008, the Company recognized $1,627,000 and $2,168,000, respectively, in interest income. For the nine months ended March 31, 2009 and 2008, the Company recognized $5,308,000 and $6,868,000, respectively, in interest income.

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

(e)

Intangible Assets

The Company’s intangible assets consist of advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections from those advertising lists or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. The weighted-average remaining useful lives of the intangible assets was 54 months as of March 31, 2009.

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

(f)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded within accrued liabilities approximately $1,305,000 and $685,000 as of March 31, 2009 and June 30, 2008, respectively, for estimated credit card charge-backs and customer returns. The Company has recorded liabilities of approximately $1,526,000 and $1,460,000 as of March 31, 2009 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company. In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liabilities recorded. Attorney fees associated with the various legal proceedings are expensed as incurred. Other key estimates, including reserves for utilization of net operating loss carryforwards and uncertain tax positions, are discussed elsewhere in these notes to condensed consolidated financial statements.

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

Additionally, the Company provides website setup services, training, and customer support for incremental fees. When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option. If the customers choose to host with the Company, the Company will host the websites for an additional fee. Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

Product and Other Revenues

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

Commission and Other Revenues

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

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists entrepreneurs and small businesses to manage phone menus, voicemail, email, and fax in one online application. Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee. The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years. The monthly service fee is recognized ratably over the service period.

(h)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Due to declining conditions in certain markets, the Company has elected not to return to these markets for the foreseeable future. Consequently, during the three and nine months ended March 31, 2009, the Company wrote off approximately $0 and $420,000, respectively, in prepaid advertising costs associated with those markets. Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2009 and 2008 were approximately $3,492,000 and $6,178,000, respectively. Advertising expenses, including the write off of certain prepaid advertising costs, included in selling and marketing expenses for the nine months ended March 31, 2009 and 2008 were approximately $19,392,000 and $24,545,000, respectively. As of March 31, 2009 and June 30, 2008, the Company recorded approximately $1,469,000 and $2,610,000, respectively, of direct-response advertising costs related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

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

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 was effective beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements.

(j)

Recent Accounting Pronouncements Not Yet Adopted

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial position, results of operation, or liquidity.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations or liquidity.

(k)

Reclassifications

Certain payroll costs that were previously classified as general and administrative expense in the prior period financial statements have been reclassified as cost of product and other revenues to conform to the current year financial statement presentation. These reclassifications did not have any impact on net income, cash flows, total assets or total liabilities.

(3)

Dividends

During the three and nine months ended March 31, 2009 and 2008, the Company’s board of directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2009)
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(Fiscal year 2008)
March 10, 2008	$0.11	March 20, 2008	$1,261,000	March 28, 2008
December 10, 2007	$0.11	December 20, 2007	$1,294,000	December 29, 2007
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

(4)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, which primarily consist of common stock options. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income (loss) (in thousands)	$1,552	$1,742	$(16,076)	$2,588

Weighted-average shares outstanding:
Basic	11,366,853	11,484,336	11,356,192	11,802,766
Employee stock options	59,454	187,806	––	198,609

Diluted	11,426,307	11,672,142	11,356,192	12,001,375
Net income (loss) per common share:
Basic	$0.14	$0.15	$(1.42)	$0.22
Diluted	$0.14	$0.15	$(1.42)	$0.22

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income (loss) per common share totaled 526,901 and 621,891 for the three and nine months ended March 31, 2009, respectively, and 512,650 for both the three and nine months ended March 31, 2008.

(5)

Income Taxes

The Internal Revenue Service (“IRS”) is currently auditing the Company’s income tax returns for fiscal years 2007, 2006, and 2005. In October 2008, the Company received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at the Company’s preview and workshop training sessions. The Company contends that these meals are excluded from the deduction limitations of Section 274.

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

Additionally, in November 2008, the Company received an examination report from the IRS which also contested the Company’s ability to utilize its NOL’s to offset taxable during fiscal years June 30, 2004 and 2003 under Section 481(a) based upon a purported IRS change to the Company’s “method of accounting” with respect to its recognized built-in-gains described above. The Company believes that the IRS’ assertion that its proposed adjustments to the Company’s realized built-in gains is a change in accounting method under the provisions of Section 481(a) is without merit.

However, if the Company is unsuccessful in disputing these adjustments proposed by the IRS, the Company’s total liability would be approximately $31,792,000, inclusive of interest and penalties.

The Company has been involved in settlement discussions with the IRS subsequent to the receipt of the examination report in November 2008. Although a settlement has not yet been reached, the Company believes there is a framework in place for a potential settlement. Although the timing of such settlement is not known at this time, the Company believes it will be able to reach a mutually agreeable settlement and has established a reserve of $9,281,000, included in other long-term liabilities as of March 31, 2009, for the estimated taxes, penalties, and interest in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”).  Additionally, based upon these discussions, the Company has determined that it is more likely than not that the Company will be unable to utilize its NOL’s generated prior to June 30, 2002 to offset future taxable income. Consequently, the Company has recorded a valuation allowance of $3,236,000 against its remaining NOL’s as of March 31, 2009. On April 9, 2009, the Company made a deposit of $5,600,000 with the IRS to mitigate the risk associated with the IRS audit discussed above.

The aggregate changes in the balance of unrecognized tax benefits during the nine months ended March 31, 2009 were as follows (in thousands):

Balance at June 30, 2008	$161
Increases for tax positions related to the current year	––
Increases for tax positions related to the prior years	8,699
Decreases for tax positions related to prior years	––
Reductions due to lapsed statute of limitations	––
Balance at March 31, 2009	$8,860

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax (provision) benefit in the consolidated statements of operations. Accrued interest and penalties were approximately $479,000 and $22,000 as of March 31, 2009 and June 30, 2008, respectively.

(6)

Available-For-Sale Securities

Available-for-sale securities consisted of auction-rate-securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that were reset through a “dutch auction” process which historically occurred every 7 to 35 days, and other variable rate debt and equity securities as of June 30, 2008. In January 2009, the Company liquidated all remaining ARS at par.

Available-for-sale securities at fair value consisted of the following:

	March 31, 2009	June 30, 2009
	(in thousands)
Federal, state and municipal debt securities	$––	$2,800
Corporate debt securities	––	1,000
Total	$––	$3,800

There were no unrealized holding gains or losses recorded in accumulated other comprehensive income as of March 31, 2009 or June 30, 2008 related to investments in debt securities.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, according to the valuation techniques used to determine their fair values.

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3
ASSETS
Cash equivalents (in thousands)	$4,926	$4,926	$––	$––

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands).

Debt Securities- Auction-Rate Securities Only
	Student Loan Bonds	Municipal Revenue Bonds	Auction Preferred Securities	Total
Balances at June 30, 2008	$1,000	$—	$2,800	$3,800
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(1,000)	—	(2,800)	(3,800)
Interest accrued (received), net	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at March 31, 2009	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are within three months or less. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2. The Company’s cash equivalents are comprised of money market funds.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis. During the three and nine months ended March 31, 2009, the Company had no significant assets or liabilities that are measured at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2. SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In the first nine months of fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to customer lists acquired in June 2007 and June 2008.

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

Legal Proceedings

On March 10, 2009, the Ventura County Superior Court entered a Consent Order and permanent injunction (“Judgment”)  in People of the State of California v. iMergent, Inc., et al., Case No. 56-2007-287557-CU-MC-VTA. The Judgment stemmed from a temporary injunction entered on August 30, 2007. The temporary injunction was based on a complaint which contended that the Company violated consumer protection laws and mailed solicitations in violation of California statutes.

The Company agreed to pay a total settlement of $850,000. That amount includes fees and refunds to certain customers who file claims. Prior to March 31, 2009, the Company had estimated and accrued for the settlement amount in its financial statements. To the extent that filed claims exceed the negotiated settlement amount, refunds will be paid on a pro-rata basis. The State of California will be entitled to retain as fees any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to register as a seller under the California Seller Assisted Marketing Plans Act (the “SAMP”). The Company agreed that it will not sell any product with which income representations are made that has an initial required consideration in excess of $500 without complying with the SAMP requirements. The Company also agreed to certain actions intended to clarify the business practices of the Company. The Company is at present planning to return to transact business in the State of California.

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (“the Court”) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (“ACCC”). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the Court could be deemed contempt. The parties are in the process of completing and presenting evidence. The Court has not yet scheduled a final hearing on the ACCC’s claims as well as the demand for fees and damages. The Company is not precluded from conducting business in Australia.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it will refund any customers in the State of North Carolina who may file claims within 60 days of entry of the North Carolina Judgment. The claim must include a declaration issued under penalty of perjury that the customer has been unable to activate a web site and get it fully operational. The State of North Carolina will also notify certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order is lifted and the Company is permitted to immediately schedule seminars in North Carolina. There is no finding that the Company is a seller of a “Business Opportunity.” The Company has also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina.

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

The Company also is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these other cases will not have a material adverse effect on its financial position, results of operations, or liquidity.

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

(11)

Subsequent Event

On April 9, 2009, the Company made a deposit of $5,600,000 with the IRS to mitigate the risk associated with the disputes discussed in Note 5—Income Taxes. This deposit was made to limit the interest charges on any potential audit adjustments.

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

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware and is an e-services company that provides e-commerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small businesses. Our e-services offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an e-commerce provider, while at the same time expanding our product offerings to include additional products and services geared towards meeting the demands of our target market. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the United Kingdom, Australia, New Zealand, and Singapore.

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

In January 2009, we reduced the number of workshop teams from six to four and reduced our total employee base by an additional 20% in response to current market conditions and our increased focus on the small to medium enterprise (“SME”) market.

IRS Audit

The Internal Revenue Service (“IRS”) is currently auditing our income tax returns for fiscal years 2007, 2006, and 2005. In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. We contend that these meals are excluded from the deduction limitations of Section 274.

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

However, if we are unsuccessful in disputing these adjustments proposed by the IRS, our total liability would be approximately $31,792,000, inclusive of interest and penalties, and would have a material adverse effect on our business, financial position, results of operations, and liquidity. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and liquidity would be materially adversely affected in future periods.

We have been involved in settlement discussions with the IRS subsequent to the receipt of the examination report in November 2008. Although a settlement has not yet been reached, we believe there is a framework in place for a potential settlement. Although the timing of such settlement is not known at this time, we believe we will be able to reach a mutually agreeable settlement and have established a reserve of $9,281,000 included in other long-term liabilities as of March 31, 2009 for the estimated taxes, penalties, and interest in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”).  Additionally, based upon these discussions, we have determined that it is more likely than not that we will be unable to utilize our NOL’s, generated prior to June 30, 2002, to offset future taxable income. Consequently, we have placed a valuation allowance of $3,236,000 against our remaining NOL’s as of March 31, 2009.

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibits us from conducting business in the State of California until, among other things; we register under the California Seller Assisted Marketing Plans (“SAMP”) Act.

In March 2009, the Company and the Office of the District Attorney of Ventura County, California and the Attorney General of the State of California agreed on a settlement in which the Company agreed to register as a SAMP seller and agreed to certain actions intended to clarify its business practices as well as provide certain notices and information to the State of California. The Company is no longer limited in its ability to conduct business, which does not include income representations, in the State of California. A more detailed explanation of this proceeding is contained under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements included in Item 1 above. For the three and nine months ended March 31, 2009 and 2008, we had no sales in California.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the three months ended March 31, 2009 and 2008, the Company purchased 0 and 328,053 shares of the Company’s common stock for $0 and $3,537,000, respectively. During the nine months ended March 31, 2009 and 2008, the Company purchased 109,100 and 819,460 shares of the Company’s common stock for $734,000 and $11,021,000, respectively.

Dividends

In March 2007, the board of directors authorized the initiation of a quarterly cash dividend of $0.10 per common share. In September 2007, the board of directors increased the quarterly cash dividend to $0.11 per common share. In December 2008, the board of directors decreased the quarterly cash dividend to $0.02 per common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection, and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

Product and Other Revenues

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

Commission and Other Revenues

The Company has contracts with third-party entities with respect to telemarketing product and services sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products and services are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received in cash, net of expected customer refunds, in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues

Revenues for the three months ended March 31, 2009 decreased 24% to $20,921,000 from $27,557,000 for the three months ended March 31, 2008. Product and other revenues decreased 21% to $15,071,000 for the three months ended March 31, 2009 from $19,125,000 for the three months ended March 31, 2008.

The decrease in product and other revenues during the third quarter of fiscal 2009 (current quarter) over the comparable quarter of the prior year (prior year quarter) is primarily attributed to the reduction in staff in January 2009 described above and is also attributed to the following factors. Internet training workshops conducted during the current quarter decreased to 154 (none were held outside the United States) compared to 204 (including 10 that were held outside the United States) during the prior year quarter, a decrease of 25%. The decrease was primarily attributable to the 33% reduction in workshop teams in January 2009.  The average number of “buying units” in attendance at our workshops during the current quarter was 86 compared to 84 in the prior year quarter. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit. Approximately 28% of the buying units made a purchase at the workshops during the current quarter compared to 29% during the prior year quarter. Purchases under EPTAs as a percentage of total workshop purchases were 61% in the current quarter compared to 50% in the prior year quarter. We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns. The average workshop purchase increased during the current quarter to $5,230 from $5,000 in the prior year quarter.

We conducted eight workshops during the last three business days of March 2009. Consequently, $573,000 of cash sales were deferred and recognized in April 2009. Additionally, the related costs of product and other revenues totaling $89,000 and the related selling and marketing expenses totaling $220,000 were recognized in April 2009. No workshops were conducted during the last three business days of December 2008.

We conducted 12 workshops during the last three business days of March 2008. Consequently, $824,000 of cash sales were deferred and recognized in April 2008. Additionally, the related costs of product and other revenues totaling $173,000 and the related selling and marketing expenses totaling $414,000 were recognized in April 2008. No workshops were conducted during the last three business days of December 2007.

The following table summarizes the activity within deferred revenue for the three months ended March 31:

	2009	2008
	(in thousands)
Deferred revenue, beginning of period	$40,962	$44,944

Add: Cash product sales during the last three
business days of March	573	824

Remaining net change in deferred revenue	(5,115)	(1,845)
Deferred revenue, end of period	$36,420	$43,923

Commission and other revenues decreased 31% to $5,850,000 in the current quarter compared to $8,432,000 in the prior year quarter. The decrease is primarily attributable to the decrease in customer sales leads provided to third parties as a result of the decrease in workshops, as well as a decrease in percentage of customers utilizing these services.

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

The following table summarizes the Net Dollar Volume of Contracts Written during the three months ended March 31, 2009 and 2008 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2009	2008
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$20,921	$27,557
Add: Cash product sales during the last three
business days of March	573	824
Remaining net change in deferred revenue	(5,115)	(1,845)
Net Dollar Volume of Contracts Written, non-GAAP	$16,379	$26,536

Net Dollar Volume of Contracts Written during the current quarter decreased 38% from the prior year quarter. The decrease is primarily attributable to the decrease in number of workshop teams, from six teams during the prior year quarter to four teams during the current quarter. Additionally, net dollar volume of contracts written was negatively affected by an increase in reserves for estimates of bad debts due primarily to macro-economic conditions.

Cost of Product and Other Revenues

Cost of product and other revenues consists primarily of the cost to conduct Internet training workshops, credit card fees and the cost of products sold. Cost of product and other revenues for the current quarter decreased 23% to $5,802,000 from $7,508,000 during the prior year quarter. The decrease is primarily attributable to the decrease in the number of Internet workshops conducted during the current quarter. Additionally, cost of product and other revenues decreased as a result of lower costs per workshop attendee and lower travel costs per employee as a result of lower airline and hotel costs.  Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current quarter decreased 36% to $9,336,000 from $14,482,000 in the prior year quarter. The decrease is primarily attributable to the decrease in revenue and net dollar volume of contracts written. Selling and marketing expenses as a percentage of revenue was 45% in the current quarter compared to 53% in the prior year quarter. The decrease as a percentage of revenue is primarily attributable to the implementation of cost saving initiatives in the current quarter which reduced our cost per direct response advertising piece, as well as improvements made in our efforts to attract more qualified buyers to our events, which in turn decreased our advertising cost per buyer. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting, and administrative personnel; legal, accounting and other professional fees; finance company service fees; and other general corporate expenses. General and administrative expenses in the current quarter decreased 5% to $4,051,000 from $4,243,000 in the prior year quarter. The decrease is primarily attributable to a decrease in salaries and wages expense of approximately $157,000 due to changes and reductions in the executive management team and their compensation.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate, as well as interest on our invested cash balances. Interest income for the current quarter decreased 25% to $1,627,000, compared to $2,168,000 in the prior year quarter. The decrease is primarily attributable to a decrease in our invested cash balances as compared to the prior year quarter and a decrease in interest rates earned on money market accounts. The decrease is also attributable to a decrease in trade receivables upon which interest is charged compared to the prior year.

Income Tax Provision

During the current quarter, we recorded an income tax provision of $1,226,000 compared to an income tax provision of $1,253,000 during the prior year quarter.  The 2% decrease in income tax provision compared to the prior year quarter is primarily attributable to lower income from operations. The decrease was partially offset by a slight increase in the effective income tax rate, primarily attributable to our IRS audit as discussed under Overview – IRS Audit.

If we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.

Nine months ended March 31, 2009 compared to Nine months ended March 31, 2008

Revenues

Revenues for the nine months ended March 31, 2009 decreased 24% to $75,040,000 from $98,936,000 for the nine months ended March 31, 2008. Product and other revenue decreased 27% to $54,552,000 for the nine months ended March 31, 2009 from $74,650,000 for the nine months ended March 31, 2008.

The decrease in product and other revenues during the first nine months of fiscal 2009 (current period) over the comparable nine months of the prior year (prior year period) is primarily attributed to the reduction in staff in December 2007 and January 2009 described above and is also attributed to the following factors. Internet training workshops conducted during the current period decreased to 606 (including 81 that were held outside the United States) compared to 806 (including 119 that were held outside the United States) during the prior year period, a decrease of 25%. The decrease was primarily attributable to the 33% reduction in workshop teams in December 2007 and an additional 33% reduction in workshop teams in January 2009.  The average number of “buying units” in attendance at our workshops during both the current period and prior year period was 87. Approximately 29% of the buying units made a purchase at the workshops in the current period compared to 27% in the prior year period. Purchases under EPTAs as a percentage of total workshop purchases were 60% in the current period compared to 47% in the prior year period. We believe the increase in percentage of purchases under EPTAs is partly attributable to macro-economic credit concerns. The average workshop purchase increased during the current period to $5,215 from $4,900 in the prior year period. Product and other revenues were also negatively impacted by additional reserves of $1,280,000 for customer refunds pursuant to legal matters discussed elsewhere in this document.

We conducted eight workshops during the last three business days of March 2009. Consequently, $573,000 of cash sales were deferred and recognized in April 2009. Additionally, the related costs of product and other revenues totaling $89,000 and the related selling and marketing expenses totaling $220,000 were recognized in April 2009. We conducted 15 workshops during the last three business days of June 2008. Consequently, $827,000 of cash sales were deferred and recognized in July 2008. Additionally, the related costs of product and other revenues totaling $174,000 and the related selling and marketing expenses totaling $617,000 were recognized in July 2008.

We conducted 12 workshops during the last three business days of March 2008. Consequently, $824,000 of cash sales were deferred and recognized in April 2008. Additionally, the related costs of product and other revenues totaling $173,000 and the related selling and marketing expenses totaling $414,000 were recognized in April 2008. We conducted 13 workshops during the last three business days of June 2007. Consequently, $804,000 of cash sales were deferred and recognized in July 2007. Additionally, the related costs of product and other revenues totaling $167,000 and the related selling and marketing expenses totaling $386,000 were recognized in July 2007.

The following table summarizes the activity within deferred revenue for the nine months ended March 31:

	2009	2008
	(in thousands)	(in thousands)
Deferred revenue, beginning of period	$43,191	$42,455
Less: Cash product sales during the last three
business days of June	(827)	(804)
Add: Cash product sales during the last three
business days of March	573	824
Remaining net change in deferred revenue	(6,517)	1,448
Deferred revenue, end of period	$36,420	$43,923

Commission and other revenues decreased 16% to $20,448,000 in the current period compared to $24,286,000 in the prior year period. The decrease is primarily attributable to the decrease in customer sales leads provided to third parties as a result of the decrease in workshops.

Net Dollar Volume of Contracts Written

The following table summarizes the Net Dollar Volume of Contracts Written during the nine months ended March 31, 2009 and 2008 and reconciles the Net Dollar Volume of Contracts Written to revenue as reported in our financial statements in accordance with US GAAP:

	2009	2008
	(in thousands)
Total revenue recognized in financial statements in
accordance with US GAAP	$75,040	$98,936
Less: Cash product sales during the last three
business days of June	(827)	(804)
Add: Cash product sales during the last three
business days of March	573	824
Remaining net change in deferred revenue	(6,517)	1,448
Net Dollar Volume of Contracts Written, non-GAAP	$68,269	$100,404

Net Dollar Volume of Contracts Written during the nine months ended March 31, 2009 decreased 32% from the nine months ended March 31, 2008. The decrease is primarily attributable to the decrease in number of workshop teams, from six teams during the prior year quarter to four teams during the current year quarter. Additionally, Net Dollar Volume of Contracts Written was negatively affected by an increase in reserves for estimates of bad debts due primarily to macro-economic conditions.

Cost of Product and Other Revenues

Cost of product and other revenues for the current period decreased 28% to $23,605,000 from $32,933,000 during the prior year period. The decrease is primarily attributable to the lower number of Internet workshops conducted during the current quarter. Additionally, cost of product and other revenues decreased as a result of lower costs per workshop attendee and lower travel costs per employee in response to lower hotel costs.

Selling and Marketing

Selling and marketing expenses for the current period decreased 18% to $43,982,000 from $53,678,000 in the prior year period. The decrease is primarily attributable to lower revenue and Net Dollar Volume of Contracts Written. Selling and marketing expenses as a percentage of revenue was 59% in the current period compared to 54% in the prior year period. The increase in selling and marketing expenses as a percentage of revenue is primarily attributable to lower response rates to our selling and marketing activities during the current period, known as our Preview seminars. Additionally, response to our advertising efforts internationally decreased during the current period over the prior year period. We believe the decrease in response to our international advertising efforts was the result of the worsening economy in those international markets. As a result of declining conditions in certain markets, we have elected not to return to these markets for the foreseeable future. Consequently, during the current period we wrote-off approximately $420,000 in prepaid advertising assets associated with those markets. Lower costs per Preview seminar attendee and lower travel costs per employee partially offset some of the negative effects of the lower response rates at our Preview seminars and lower response rates to our advertising efforts internationally.

General and Administrative

General and administrative expenses in the current period increased 9% to $14,830,000 from $13,561,000 in the prior year period. The increase is primarily attributable to an increase in legal expense of approximately $640,000 due to various legal issues as discussed under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Item 1 above; an increase of $790,000 in rent expense primarily due to the anticipated loss on the sublease of 15,000 square feet of rental space; and an increase of $90,000 in professional fees as a result of the ongoing IRS audit. This increase was partially offset by a decrease in salaries and wages expense of approximately $250,000 due to staff reductions and changes in the executive management.

Interest Income

Interest income for the current period decreased 23% to $5,308,000, compared to $6,868,000 in the prior year period. The decrease is primarily attributable to lower invested cash balances as compared to the prior year period and a general reduction in interest rates earned on money market accounts. The decrease is also attributable to a decrease in trade receivables upon which interest is charged compared to the prior year period as a result of improved collection efforts.

Income Tax Provision

During the current period, we recorded an income tax provision of $11,556,000 compared to an income tax provision of $1,860,000 during the prior year period.  As discussed under Overview – IRS Audit, based on the settlement discussions with the IRS, and the analyses performed in accordance with FIN 48, we determined that it is more likely than not that we will be unable to utilize our NOL’s generated prior to June 30, 2002 to offset future taxable income. Consequently, we placed a valuation allowance of $3,236,000 against our remaining NOL’s. Additionally, we increased our FIN 48 income tax liability by $9,156,000 during the current period for the estimated potential taxes, penalties, and interest. The provision resulting from the increase in the valuation allowance and income tax reserve was partially offset by an income tax benefit of $836,000, resulting in a net income tax provision for the current period of $11,550,000.

If we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision resulting in future net losses and net losses per common share despite recording income from operations.

Liquidity and Capital Resources

Working Capital

As of March 31, 2009, we had working capital of $16,722,000 compared to $20,558,000 as of June 30, 2008. As of March 31, 2009, we had working capital, excluding deferred revenue, of $41,969,000 compared to $53,417,000 as of June 30, 2008. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenues are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the decrease in cash as a result of the net cash used in operating activities during the nine months ended March 31, 2009. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2009, we had $21,528,000 of cash and cash equivalents compared to $26,184,000 as of June 30, 2008. During the nine months ended March 31, 2009 we used $6,159,000 in cash for operating activities. During the nine months ended March 31, 2008, we generated positive cash flows from operating activities of $7,009,000. During the nine months ended March 31, 2009 and 2008, we used cash of $1,770,000 and $14,215,000, respectively in financing activities, primarily for the payment of dividends to stockholders and the purchase of our common stock.

Available-For-Sale Securities

As of March 31, 2009 we held no available-for-sale securities compared to $3,800,000 as of June 30, 2008. Available-for-sale securities consisted primarily of auction rate securities (“ARS”), long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which historically occurred every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch. In January 2009, we liquidated all of our ARS at par value.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $22,515,000 as of March 31, 2009 compared to $28,723,000 as of June 30, 2008. Long-term trade receivables, net of allowance for doubtful accounts, were $10,888,000 as of March 31, 2009 compared to $9,845,000 as of June 30, 2008. We offer our customers a 24 to 36 month installment contract as a payment option. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable as of March 31, 2009 totaled $3,029,000, compared to $4,760,000 as of June 30, 2008. Our accounts payable as of March 31, 2009 were generally within our vendors’ terms of payment.

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

Capital

As of March 31, 2009, total stockholders’ equity was $15,638,000, down 52% from $32,475,000 at June 30, 2008. In addition to a net loss of $16,076,000, other significant changes in stockholders’ equity during the first nine months of fiscal year 2009 included $1,189,000 in expense for options granted, $498,000 in common stock issued upon exercise of stock options, $1,714,000 in common stock dividends, and $734,000 in common stock purchased.

During the three months ended September 30, 2008, we declared and paid a cash dividend of $0.11 per common share. During each of the three months ended December 31, 2008 and March 31, 2009, we declared and paid a cash dividend of $0.02 per common share. The dividend relating to the three months ended March 31, 2009 was paid to stockholders of record as of April 20, 2009. The dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 14%. As we experienced a net loss for the nine months ended March 31, 2009, the dividend payout ratio is not a meaningful measure.

Common Stock Purchase

In September 2006, the board of directors authorized the purchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the purchase of an additional $50,000,000 of the Company’s common stock. The Company did not purchase shares of common stock during the three months ended March 31, 2009. The Company purchased 109,100 shares of common stock for approximately $734,000 during the nine months ended March 31, 2009. The Company expects to purchase common stock from time to time over the next two years but may suspend or discontinue purchasing the common stock at any time.

Income Taxes

If we are unsuccessful in disputing the adjustments proposed by the IRS, as discussed under Overview – IRS Audit, our total liability would be approximately $31,792,000, inclusive of interest and penalties, and would have a material adverse effect on our business, financial position, results of operations, and liquidity. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision, resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and liquidity would be materially adversely affected in future periods and we would be forced to reconsider our business model.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company’s adoption of SFAS No. 157 did not impact its consolidated financial position, results of operations, or liquidity. The additional disclosures required by SFAS No. 157 are included in Note 7 – Fair Value Measurements.

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

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and liquidity. SFAS No. 161 was effective beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements.

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial position, results of operation, or liquidity.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations, or liquidity.

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

•

Our belief that the costs and expenses we incur as the deferred revenue amounts are recognized as product and other revenues will be insignificant;

•

Our expectations regarding seasonal fluctuations;

•

Our expectations to pay quarterly cash dividends;

•

Our expectations regarding whether we will sell trade receivables;

•

Our expectations regarding previously reported uncertain tax positions;

•

Our expectation that we will continue to purchase our common stock;

•

Our expectations regarding the outcome of our litigation and other disputes; and

•

Our belief that we have a framework in place for a potential settlement with the IRS and will be able to reach a mutually agreeable settlement.

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

As of March 31, 2009, we had approximately $21,528,000 of cash and cash equivalents. These amounts were invested in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the three and nine months ended March 31, 2009, our interest income would have decreased by approximately $5,400 and $16,000, respectively, assuming consistent levels of interest-bearing instruments.

As of March 31, 2009, we had approximately $3,664,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2009 and 2010. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of March 31, 2009, our net trade receivable balance would have decreased by approximately $37,000.

As of March 31, 2009, we had approximately $1,187,000 of cash and cash equivalents and restricted cash denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of March 31, 2009, our cash and cash equivalents would have decreased by approximately $12,000.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Information on certain legal proceedings that we believe are material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2008 and December 31, 2008. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, there were no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2008 and December 31, 2008. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

The Internal Revenue Service (“IRS”) is currently auditing our income tax returns for fiscal years 2007, 2006, and 2005. In October 2008, we received a Notice of Proposed Adjustment from the IRS contesting the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. We contend that these meals are excluded from the deduction limitations of Section 274.

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

If we are unsuccessful in disputing these adjustments proposed by the IRS, our total liability would be approximately $31,792,000, inclusive of interest and penalties. We would experience a material adverse effect on our business, financial position, results of operations, and cash flows if we are unsuccessful in disputing these adjustments proposed by the IRS. Additionally, if we are unable to deduct 100% of the cost of the meals provided to attendees of our preview and workshop training sessions in future income tax filings, our future income tax provisions could exceed income before income tax provision, resulting in future net losses and net losses per common share despite recording income from operations. Consequently, our business, financial position, results of operations and cash flows would be materially adversely affected in future periods and we would be forced to reconsider our business model. On April 9, 2009, the Company made a deposit of $5,600,000 with the IRS to mitigate the risk associated with the IRS audit discussed above.

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

We have incurred operating losses.

We sustained operating losses in the first and second fiscal quarters of 2009. Our ability to reestablish and sustain profitability and positive cash flows from operating activities will depend on factors including but not limited to our ability to (i) reduce costs, (ii) improve our marketing, (iii) respond to the current economic slowdown, (iv) reach more highly qualified prospects , (v) achieve operational improvements and (vi) improve profitability of sales.

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

May 4, 2009	iMergent, Inc.

	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

May 4, 2009	By:	/s/ JONATHAN R. ERICKSON
Jonathan R. Erickson Chief Financial Officer