Form 10-K
period 2009-06-30
IMERGENT INC
filed 2009-09-01
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

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

10201 South 51st Street, Phoenix, AZ 85044

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2008 (end of the Company’s second fiscal quarter) was approximately $32,696,000.

The number of shares of the registrant’s common stock outstanding at August 31, 2009 was 11,446,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

TABLE OF CONTENTS

PART I

ITEM 1.       BUSINESS

1

ITEM 1A.    RISK FACTORS.

7

ITEM 1B.    UNRESOLVED STAFF COMMENTS

16

ITEM 2.       PROPERTIES

16

ITEM 3.       LEGAL PROCEEDINGS

16

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

18

ITEM 6.       SELECTED FINANCIAL DATA

20

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

21

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

30

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

31

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

54

ITEM 9A.    CONTROLS AND PROCEDURES

54

ITEM 9B.    OTHER INFORMATION

54

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

55

ITEM 11.     EXECUTIVE COMPENSATION

55

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDERS MATTERS

55

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

55

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

56

PART I

Throughout this report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in the Form 10-K, “StoresOnline™” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PROJECT, PREDICT, POTENTIAL OR CONTINUE (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

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

ITEM 1.

BUSINESS

GENERAL

We provide eServices, eCommerce technology, training and a variety of web-based technologies and resources including search engine optimization and search engine management services to entrepreneurs and small, medium, and large enterprises. Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing software and training updates and support. The Company’s strategic vision is to remain an eCommerce provider focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

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

iMERGENT WEBSITE

The Company is headquartered at 10201 South 51st Street, Phoenix, AZ, 85044, and our telephone number is (801) 227-0004. Our Website is www.imergentinc.com. To assist Investors we publish our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed, or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 which are filed with the Securities and Exchange Commission (“SEC”) on our Website under the Investor Relations Tab. All such filings are available free of charge.

INDUSTRY BACKGROUND

The Internet has transformed the way business is conducted. To address current economic conditions, successful companies have turned to the Internet as a less expensive marketing channel which allows them to globally compete and communicate with a network of consumers and partners. Introducing a business to the Internet can unleash new opportunities which enable them to drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies must be able to offer and deliver their services and products through the Internet to capitalize on this potential.

A company seeking to effect such a transformation or launch a website on the Internet often needs outside technical expertise to assist in identifying viable Internet tools, and to develop and implement strategies within a realistic budget. This outside technical assistance is essential to create a competitive advantage over other organizations attempting to market their products and services over the Internet.

We believe this environment has created a significant and growing demand for third-party Internet professional services which has resulted in a proliferation of eServices companies offering specialized solutions, such as order processing, transaction reporting, help desk support, training, consulting, security, website design, and website optimization and hosting. We believe there is a large, fragmented and under-served population of businesses and entrepreneurs searching for professional services firms who offer business-to-entrepreneur (B2E) and business-to-business (B2B) eCommerce solutions accompanied by support and continuing education.

We believe this market requires platforms of products and services which embrace the opportunities presented by the Internet. Accordingly, we believe organizations increasingly are searching for B2E and B2B eCommerce solutions, which focus on promoting their business on the Internet. These solutions include technology, education, creative design, website optimization, transaction processing, data warehousing/hosting, transaction reporting and help desk support. Furthermore, we believe our target market will increasingly look to Internet solutions providers who leverage industry and customer practices, increase predictability of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

INDUSTRY AND BUSINESS SEGMENT SUMMARY

StoresOnline, Inc. - Offering Services to Entrepreneurs and Small Office/Home Office

Our StoresOnline business offers a continuum of services and technology to the Small Office/Home Office (SOHO) business owner and entrepreneur seeking the tools and training to establish a successful website on the Internet. Specifically, StoresOnline services a market segment looking for a “do-it-yourself” option as an alternative to the high cost of contracting an eCommerce web developer and, most importantly, an ad agency for website promotion. Both are difficult barriers to many entrepreneurs looking to establish a presence on the Internet. StoresOnline delivers the tools, training, and support to help the entrepreneur and SOHO business owner maintain and promote their websites on their own, thus making the Internet a viable option for their businesses.

Our services start with a complimentary 90-minute informational “Preview Training Session” aimed toward those interested in extending their business to the Internet. These Preview Training Sessions have been proven to increase awareness of and excitement for the opportunities presented by the Internet. At these Preview Training Sessions, our instructors (i) preview the advantages of establishing a website on the Internet, (ii) answer many of the most common questions new or prospective Internet merchants have, (iii) explain, in general terms, how to develop an effective internet strategy and (iv) explain how to transform an existing “brick and mortar” company into a eCommerce enabled company.

At the Preview Training Session, the attending entrepreneur or small business owner has the opportunity to purchase a license to use our proprietary StoresOnline Express software and website development platform and thereby become an Internet merchant. The attending small business owner or entrepreneur is also presented an opportunity to attend a full day Internet Training Workshop. The StoresOnline Express software package includes the following products and services:

•

a license to create one fully enabled eCommerce website, with the option to host this website on ours servers;

•

helpdesk technical support via on-line chat;

•

fully integrated StoresOnline shopping cart technology; and

•

Pay-Pal merchant account integration for real-time online credit card processing.

Approximately two weeks after each Preview Training Session, we return to conduct an intensive “Internet Training Workshop” which teaches Internet eCommerce and website implementation training to the small business owners and entrepreneurs who purchased the StoresOnline Express package at the Preview Training Session. Instructors of the Internet Training Workshop expand upon the principles taught at the Preview Training Session elaborating on the details, requirements, demands, tips, and techniques required to extend their business or product to the Internet. Specifically, this instruction consists of a plain English explanation of eCommerce requirements and tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

In addition to the training provided at the workshop, our customers are presented an opportunity to upgrade their StoresOnline Express license to our proprietary StoresOnline Pro software and website development platform. StoresOnline Pro software includes:

•

access to an unlimited number of site keys which allow the merchant to build as many fully eCommerce-enabled websites as desired, with the option to host those websites on the Company’s servers;

•

library of promotional tools and strategies that provides ongoing promotional tips to optimize websites for higher ranking in search engines and improved Web-traffic conversion;

•

helpdesk technical support via on-line chat, emails, and telephone, which also includes access to our detailed Merchant Services resource center of Internet marketing information;

•

tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.);

•

drop shipper integration which allows customers the ability to access product pictures and descriptions of thousands of products offered by drop shipping companies with which the customer may form a relationship;

•

merchant accounts for real-time online credit card processing;

•

testing and marketing software tools; and

•

the Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.

As mentioned, a license to our StoresOnline Pro software and website development platform permits a customer to create as many custom websites as desired. Programming of the customer’s first website is free of charge if submitted within the first 90 days after upgrading his/her software. After this time, our development team can assist with the design and setup of the website for an additional fee. Customers can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. Websites hosted by us allow the customers to take advantage of our hosting and support services.

Following the initial sale of the license, we seek to provide additional technology and services to our customers. Consequently, we offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content. For this purpose we have partnered with third-party companies who offer our customers additional marketing tools, training, and/or tax and legal services for their web-based businesses. We receive a commission from these companies when our customers purchase any of their products or services. For a commission, we allow third parties to market certain products and services which we believe are complementary to our own products and services to our customers in our Preview Training Sessions and Internet Training Workshops, and through direct marketing. Furthermore, we continually explore ideas, products and services which will enhance ongoing customer training and assistance.

Seasonality

Our revenues are subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe a key component of our success continues to come from our developed proprietary technologies. We believe these technologies distinguish our services and products from our competitors. In particular, our technologies include our website development software (StoresOnline Express and StoresOnline Pro), advanced editing capabilities in terms of content and website creation, dynamic image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform is continuously enhanced and is an innovative website-building environment. Features and functions of our StoresOnline software include:

•

during website development, our customers can experience the look and feel of their websites as if they were their own customers. They can shop, navigate, order products, track orders, and more. If they want to change or add more elements, they can edit, rearrange, add, and delete the elements all within a dynamic, point-and-click environment;

•

all designs are customized based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment;

•

blogs, online journals, message boards, and forums that are easily integrated into the content of the website. As administrators, the customers have full control in terms of filtering content, allowing images, and other blog, message board, and forum permissions;

•

customizable forms that address customer-specific needs. By using customized forms, our customers can set up secure, encrypted forms with improved ease to collect sensitive information from their customers. This is especially useful for service-based businesses, as these forms can be used for job, loan, insurance applications, questionnaires, bids, quotes, etc.; and

•

the Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution. This product allows businesses to manage all correspondence with customers in one easy-to-use application.

Sales and Marketing

Because a majority of our products are sold to persons who have attended both our Preview Training Session and our Internet Training Workshops, we make a significant marketing investment for potential customers. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model, which are intended to further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers.

We advertise our Preview Training Sessions mostly through direct mail. The mailing lists we use are obtained from list brokers and the Company’s own database. The direct mail pieces are mailed several weeks prior to the date of the Preview Training Session.

Research and Development

During the years ended June 30, 2009, 2008, and 2007, we invested $2,177,000, $2,113,000, and $1,243,000, respectively, in the research and development of our technologies. The majority of these expenditures were for our StoresOnline Pro software platform. In general, our research and development efforts during fiscal 2009 consisted of the following:

•

added advanced customization to our StoresOnline Pro platform, allowing more flexibility using CSS, Java, and HTML 5.0 features;

•

improved image processing features for faster image delivery;

•

updated our data center facility and improved all network components;

•

transitioned legacy applications to our standard Java platform; and

•

launched initial development of hosted telecom solution.

In general, our research and development efforts during fiscal 2008 consisted of the following:

•

integration with drop shippers allowing for seamless product delivery;

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

In general, our research and development efforts during fiscal 2007 consisted of the following:

•

the Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution;

•

enhanced research tools, including reverse search tools, and the search engine optimization research tool;

•

integration with a variety of new payment processors including ECI-PAY2, YourPay, WorldPay, PayPalPro, PayPalPro UK, eLayaway, Eway, Enets SFA, Dynamic International Gateway, Optimal, BuyLine, and Google Checkout; and

•

enhanced StoresOnline Pro price sheets, agent integration (BidFrog/ClickSellGo/MyeBiz), Google site map, RSS support, site-branded confirmation emails, order referral, and search engine optimizations on web pages.

Crexendo Business Solutions, Inc. – eCommerce Software Platform which can be offered as either a Software as a Service (SaaS) or a Licensed Software Model to the SME Business Segment

Crexendo Business Solutions (Crexendo) serves a different market segment than StoresOnline. While StoresOnline markets to entrepreneurs looking for a “do-it-yourself” option, Crexendo facilitates businesses looking for a trusted partner to manage their e-Commerce offering, web site, search engine optimization/management and online promotional needs. As a SaaS or licensed software based platform, Crexendo provides a solution to the SME market segment.  These services include:

•

full functioning eCommerce enabled site including integrated shopping cart and merchant account technologies;

•

integrated SKU management;

•

analytics set up, training, and ongoing support;

•

search engine optimization services including keyword research, competitive analysis, content writing, and content management;

•

search engine marketing services (paid search or pay-per-click) including keyword research, ad campaign setup, and advertising management for the top paid search engines like Google, Adwords, Yahoo Search Marketing, and Bing;

•

link building campaigns to build page rank and attain higher relevancy search results; and

•

search engine optimization and search engine marketing training courses for businesses looking to develop that core competency in house.

These services are primarily offered through a network of value-added resellers (VARs) and online lead generation. The initial step in the sales approach typically starts with an in-depth analysis of the potential customer’s website using our Crexendo Business Solutions proprietary tools and software for analyzing search demand, identification of keywords, keyword density, and effective pay-per-click strategies. Utilizing these tools allows our search engine optimization professionals to efficiently develop a long-term web-marketing strategy focused on generating qualified leads and traffic to our customers’ websites.

Our Crexendo Business Services division is currently in the development phase and as of June 30, 2009 had not generated any revenues. Costs associated with the start-up of Crexendo Business Solutions for the year ended June 30, 2009 were $253,000 and are included in the Company’s 2009 consolidated statement of operations.

Crexendo Network Services

Crexendo Network Services is focused on developing, marketing, and selling telecommunication and data services and technology for Internet Protocol, or IP telephony and video applications. We currently have in development broadband digital phone service, total office hosted PBX service, trunking service, hosted key system service, Secession Initiation Protocal (SIP) line and videophone equipment and services.

The voice and video broadband phone service will enable broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service and then use Crexendo Network Services supplied IP phones to connect to a broadband Internet connection and make or receive calls to/from the Public Switched Telephone Network and other Crexendo endpoints. All Crexendo Network Services telephone accounts will come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we have plans to offer videophones and video telephony software in conjunction with our service plans that connect to a customer's high-speed Internet network to deliver all of the voice features above, as well as unlimited video calls to any other Crexendo videophone customer in the world.

We are in the process of developing a suite of business services called Crexendo Total Office that offer feature-rich communications services to small and medium-sized businesses, eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with the Crexendo Total Office service is to replace private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted, Internet-based business phone service solution. When completed, Crexendo Virtual Office will completely replace a company's PBX infrastructure by delivering all telecom services over a managed Internet connection. We will also sell pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Crexendo Total Office service plans, which enable our business customers to access additional Crexendo Total Office features through on-screen phone menus.

These services will be marketed by both our StoresOnline division and Crexendo Business Solutions division.

Our Crexendo Network Services division is currently in the development phase and as of June 30, 2009 had not generated any revenues. Costs associated with the start-up of Crexendo Network Services for the year ended June 30, 2009 were $199,000 and are included in the Company’s 2009 consolidated statement of operations.

COMPETITION

Our markets are becoming increasingly competitive. Our competitors include companies which sell through workshop formats like ours, as well as portals, application service providers, software vendors, systems integrators and information technology consulting services providers.

Most of these competitors, however, do not yet offer the full range of Internet professional services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could materially adversely affect our business prospects, financial position and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

There are relatively low barriers to entry into our business. Our proprietary technology does not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will attempt to develop competing products and services or new forums for conducting eCommerce which could be deemed competition. Additionally, if eCommerce or Internet based enterprises with more resources and name recognition were to enter our market, they may redefine our industry and make it difficult for us to compete.

Expected technology advances associated with the Internet, increasing use of the Internet, and new software products are welcome advancements that should broaden the Internet’s viability as a marketplace. We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future. We believe we can continue our success by periodic review and revision to our product offerings and marketing approach.

INTELLECTUAL PROPERTY

Our success depends in part on using and protecting our proprietary technology and other intellectual property. Furthermore, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon trade secrets and the know-how and expertise of our key employees and independent contractors. To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements. Although we believe we have taken appropriate steps to protect our intellectual property rights, including requiring employees and third parties who are granted access to our intellectual property to enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to ours.

We license from third parties certain software and Internet tools which we include in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could be costly and divert our attention from our business. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business prospects, financial position and results of operations.

EMPLOYEES

As of August 31, 2009, we had 290 employees; 260 full time and 30 part time, including 6 executives, 84 in sales, 19 in marketing and event planning, 28 in the development of our eCommerce solutions and IT, 29 in website production, 30 in event reservations, 46 in customer support and 48 in finance, legal and general administration. We also draw from a pool of independent contractors, some of whom are guest presenters, sales consultants, and trainers. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our employee relations are good.

GOVERNMENTAL REGULATION

We are generally subject to regulations applicable to businesses. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We assert we do not offer our customers a “business opportunity” or a “franchise”, as those terms are defined in applicable statutes of the states in which we operate. In general, with the exception of California, in order to be subject to business opportunity regulations in a state, a company is typically required to provide a representation guaranteeing a return in excess of the purchase price and/or provide a marketing plan. We do neither. Various states, however, have contended we sell a business opportunity. There is no guarantee we may not be required to register as a seller of a business opportunity in some states in which we do business. The requirement to register may have an adverse impact on our business. We believe we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day “cooling off” or rescission period in which customers may cancel their workshop purchases. If we are required to register as a seller of business opportunities we may be subject to rescission periods in excess of three days. Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rescission rights. These rights could reduce our sales if customers who purchase products and services at our workshops elected to exercise those rights.

We are also subject to an increasing number of laws and regulations directly applicable to Internet access and commerce. The adoption of any such additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products and services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial position or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In particular, one channel we use to initially contact our customers is e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 2 (r), entitled Segment Information, in our consolidated financial statements.

ITEM 1A.

RISK FACTORS.

In addition to factors discussed elsewhere in this 10-K, the following are important risks which could adversely affect our future results. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Proposed Federal Trade Commission rules could adversely impact the manner in which we solicit potential customers.

On April 5, 2006, the Federal Trade Commission (FTC) announced proposed rules that, if adopted, could be construed or applied in a way which would negatively impact the manner in which we solicit potential customers and offer our customers our products. The FTC is currently requesting comments to the proposed rules. We cannot predict whether the proposed rules will be adopted. The proposed rules, if adopted, may be interpreted or applied in a manner which may limit the manner in which we market our products, which may reduce our revenue and profitability.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities, including actions seeking restraining orders or injunctions, and adverse decisions in these matters could adversely affect our business.

We have been subject to a number of claims by governmental agencies which claim that we are required to register as a seller or provider of business opportunities. We have successfully defended such claims, except in the State of California which has a statute with different requirements than other jurisdictions. No assurances can be given that there will not be other jurisdictions which may bring actions on similar grounds, or that such claims may be successfully defended. We assert we do not sell a business opportunity and have not therefore registered as a seller under the various statutes (other than California). Any new actions filed against the Company could also have a material negative impact on sales and operations of the Company. If it is determined in any other state that we are required to register as a seller of business opportunities in order to engage in business in that state, the requirement to do so could materially impair us and/or force us to change our business model and consequently may adversely affect our revenue, increase our compliance costs, and reduce our profitability.

Changes in international and domestic laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of international, federal and state laws and regulations as well as oversight from a variety of international and domestic governmental agencies. The laws governing our business may change in ways that harm our business. Federal, state or foreign governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the SEC, IRS or state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could materially harm our business.

From time to time we are and have been the subject of governmental inquiries and investigations into our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

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

We sometimes receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. The ultimate resolution of these matters may have a material adverse effect on our financial position or results of operations.

We may be required to reduce our prices in order to compete which could negatively impact our profitability.

As competition with our software continues to expand, we may be required to respond to additional competition which could require us to lower prices and engage in price competition. If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

We collect personal and credit card information from our customers and employees which could be subject to misuse.

We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implanted policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information.

We are being investigated by the Securities and Exchange Commission, which could subject us to fines, penalties or other actions, which could adversely affect our financial results.

On October 24, 2005, the Company announced it had been notified by the SEC that a formal order of investigation related to the Company had been issued. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. Although we have cooperated with the SEC in this matter, and intend to continue to cooperate with the SEC, the SEC may find that we have violated securities laws. We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations. The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil, injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions. It is not possible to accurately predict, at this time, when matters relating to the investigation will be completed, the final outcome of the investigation, or what, if any, actions may be taken by the SEC or by other governmental agencies in federal, state or foreign jurisdictions. Such actions may negatively impact our consolidated financial statements, results of operations, business prospects or liquidity.

We are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web pages.

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is hosted remotely on our servers in Orem, Utah, and as such cannot be selectively defective, but the continual claims of defective software could have a negative effect on our ability to sell licenses. We have also been subject to various claims that our software is hard to use. We contend our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the Internet, may have a substantial negative impact on our ability to transact business. The claims that a substantial number of our customers do not activate their websites may impact the manner in which we conduct our seminars and may have a negative impact on our operations.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Business Solutions and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

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

our ability to control certain costs;

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

We offer our customers a choice of payment options at our Internet Training Workshops, including an installment payment plan. These installment contracts are either sold to one of several third-party finance companies, with or without recourse, or are retained by us. Thereafter, we sometimes seek to sell the service contracts to the servicer or other third parties. We have in the past experienced difficulties selling these installment contracts at levels that provide adequate cash flow for our business, and a recurrence of these difficulties would likely require us to raise additional working capital to allow us to service these assets on our own. Since May 2004, we have not sold installment contracts with any recourse provisions.

Our ability to use our net operating loss carryforwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of June 30, 2009, the Company had net operating loss (NOL) carryforwards of approximately $20,632,000. All of the NOL carryforwards are subject to an annual limitation under Section 382. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards. As a result of an “ownership change” in fiscal 2002 the Company is unable to utilize approximately $14,641,000 of its NOL carryforwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. We estimate the annual limitation to be approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carryforwards. Our earnings, if any, and cash resources will would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our Chief Executive Officer, Steven G Mihaylo, Chief Financial Officer, Jonathan Erickson, Chief Technical Officer, David Rosenvall, Chief Administrative Officer, David Krietzberg, Chief Legal Officer, Jeffery Korn, and Sr. Vice President, Clint Sanderson, as well as certain speakers at our Preview Training Sessions and Internet Training Workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel as we continue to execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers and if we cannot maintain these merchant accounts our business would be harmed.

Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account. They require that we keep reserves on deposit with them to protect the financial institution against losses it may incur with respect to the account. We have, in the past, experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks with whom we have worked, changes in the transaction amount permitted and changes in the rate of charge-backs. If we were to experience a significant reduction in or loss of these merchant accounts our business would be severely and negatively impacted.

We might require additional capital to support business growth and fund other needs of the business, and such capital might not be available.

We intend to continue to make investments to support business growth and may require additional funds to respond to business opportunities and challenges, which include the opportunity to increase our revenue by increasing the number of customer installment contracts that we retain rather than sell, the need to develop new products or enhance existing products, the need to enhance our operating infrastructure and the opportunity to acquire complementary businesses and technologies. Accordingly, we may elect or need to engage in equity or debt financing to secure additional funds. However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our operations could be hurt by a natural disaster, network security breach, or other catastrophic event.

Substantially our entire network infrastructure is located in Utah, an area susceptible to earthquakes. We do not have multiple site capacity if any catastrophic event occurs and, although we do have a redundant network system, this system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or eCommerce services, our business and reputation could suffer substantial adverse publicity and impairment.

Our operations could be hurt by terrorist attacks, fear of disease and other activity and events that make air travel difficult or reduce the willingness of customers to attend our workshops.

We rely on frequent presentations of our Preview Training Sessions and Internet Training Workshops by a limited number of persons in various cities and these persons generally travel by air. In addition, these Preview Training Sessions and Internet Training Workshops involve large groups of persons in upscale and sometimes marquee hotel facilities. Our business would be materially and adversely affected by air travel becoming less available due to significant cutbacks in the frequency of service or significant increases in processing times at airports due to security or other factors or by air travel becoming unavailable due to governmental or other action as was the case during a brief period in September 2001. In addition, our business would be materially and adversely affected if our potential customers were to become fearful of attending large public meetings.

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

We are continuing our operations in selected international markets. There are difficulties inherent in doing business in international markets such as:

•

cultural, language and other differences between markets could result in lower than anticipated attendance at our Preview Training Sessions and Internet Training Workshops and/or lower than anticipated sales;

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

As eCommerce continues to evolve it is subject to increasing regulation by federal, state, and foreign agencies. Areas subject to regulation include, but may not be limited to, the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of eCommerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on eCommerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial position.

Internet security issues pose risks to the development of eCommerce and our business.

Security and privacy concerns may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions.

We could experience security breaches in the transmission and analysis of confidential and proprietary information of the consumer, the merchant, or both, as well as our own confidential and proprietary information.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of August 31, 2009, we had outstanding 11,446,320 shares of common stock.

Additional dilution will result if outstanding options are exercised. As of August 31, 2009, we had outstanding stock options to purchase 675,336 shares of common stock. In addition, in the event future financings should be in the form of, convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our business could be materially and adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions may cause businesses and entrepreneurs to curtail or eliminate spending on eCommerce services or to reduce demand for our products and services. An adverse change in economic conditions may adversely affect our business.

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

In addition, our corporate charter provides for a staggered board of directors divided into two classes. Provided that we have at least four directors, it will take at least two annual meetings to effectuate a change in control of the board of directors because a majority of the directors cannot be elected at a single meeting. This extends the time required to effect a change in control of the board of directors and may discourage hostile takeover bids. We currently have six directors.

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

We sell our products primarily through our training workshops, and we must expand the number of our workshop sales teams to increase revenue substantially. If we are unable to hire or retain qualified speakers and sales team members or if new team members fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our workshop team members may require a long period of time to become productive. The time required to achieve efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our workshop sales force, or we may be unable to manage a larger workshop sales force.

Our stock price could decline further because of the activities of short sellers.

Our stock has historically attracted significant interest from short sellers. The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

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

A number of very large, well capitalized, high profile companies serve the eCommerce and technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers, and our revenue and profitability would suffer. These potential competitors could likely offer a broad array of products and services that would compete favorably with our product offerings. They could also likely offer these products at prices that would be difficult for us to match.

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

Our publicly filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings. Comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews often occur at the time companies file registration statements, but reviews may be initiated at any time by the SEC. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in a material liability to us and have a material adverse impact on the trading price of our common stock.

Our business and results of operations are affected by general economic conditions and are dependent upon the price of postage, air transportation and food service. Continuing high postage, airfare, and food costs or further cost increases could have a material adverse effect on our operating results.

Our operating results are affected by general economic conditions, including inflation, recession and currency volatility. Currency fluctuations may make our software product less attractive to international purchasers which could negatively impact our revenues. The economic environment may cause reduced demand for our software and widespread national and international concern over instability in the economy may result in customers declining to pay for our product in cash and using financing options which could negatively impact our results of operations and financial position.

Our ability to pass along the increased costs of postage, airfare and food service to our customers is limited by the competitive nature of the software and Internet industry. Often we have not been able to increase our fees to fully offset the effect of increased costs in the past and we may not be able to do so in the future. Additional increases in postage, air transportation and food service costs or disruptions in air transportation or food service supplies could have additional negative effects on us.

We are exposed to fluctuations in currency exchange rates.

Because we conduct business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. As of June 30, 2009, we had approximately $2,606,000 of net trade receivables denominated in foreign currencies and $244,000 in cash and cash equivalents denominated in foreign currencies. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues as cash is collected from net trade receivables and cash sales. Similarly, our net revenues as cash is collected from trade receivables and cash sales will be negatively impacted if the U.S. dollar strengthens against foreign currencies.

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

We expect to rely on distribution partners, specifically, value added resellers (VARs,), to assist in selling our products. If we do not establish, develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

Our success in developing our newly formed Crexendo Business Solutions division is highly dependent upon our ability to establish and maintain successful relationships with VARs. Although we have entered into some contracts with VARs and expect to continue to add VARs to our network, our contractual arrangements are not exclusive and do not obligate our VARs to order, purchase or distribute any fixed or minimum quantities of our services or products. Under our contracts with our VARs, products or services are generally ordered after they have sold that product or service to their customer. Accordingly, our ability to sell our products and services and generate significant revenue through our VARs is highly dependent on the continued desire and willingness of our VARs to distribute our services and products and on the continued cooperation between us, the VARs and their customers. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of VARs may interfere with our ability to generate sales.

Moreover, if we are unable to leverage our sales and support and services resources through our VARs, we may be unable to generate significant revenue and /or we may need to hire and train additional qualified sales and support and services personnel. There can be no assurance, however, that we will be able to generate significant revenue outside the VAR channel and/or hire additional qualified sales and support and services personnel, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of a potential growth strategy we may attempt to acquire certain businesses. Whether we realize benefits from any transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, services, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

In addition, the financing of any acquisition may require us to raise additional funds through public or private sources. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our dependence on outside contractors and third-party agents for fulfillment of certain items and critical manufacturing services could result in product or delivery delays and/or damage our customer relations.

We outsource the manufacturing of certain products we sell and products we provide. We submit purchase orders to agents or the companies that manufacture the products. We describe, among other things, the type and quantities of products or components to be supplied or manufactured and the delivery date and other terms applicable to the products or components. Our suppliers or manufacturers potentially may not accept any purchase order that we submit. Our reliance on outside parties involves a number of potential risks, including: (1) the absence of adequate capacity, (2) the unavailability of, or interruptions in access to, production or manufacturing processes, (3) reduced control over delivery schedules, (4) errors in the product, and (5) claims of third party intellectual infringement or defective merchandise.  If delays, problems or defects were to occur, it could adversely affect our business, cause claims for damages to be filed against us, and negatively impact our consolidated operations and cash flows.

If the market for our new products does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

We have started to market our Crexendo Business Solutions products and services, as well as develop additional products including, but not limited to, hosted telecom. The market for these products is still evolving, and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance.

If potential customers do not perceive the benefits of our product lines, sales may not develop or may develop more slowly than we expect, either of which would adversely affect our operations. Because the market for new product development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control.

Steven G Mihaylo, our Chief Executive Officer (CEO) owns approximately 27% of our outstanding shares of common stock based on the number of shares outstanding as of August 31, 2009. As a result, the CEO may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. The CEO may have the ability to control the management and affairs of our Company. The CEO also may have interests different than, or adverse to our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

In addition, sales or other dispositions of our shares by our CEO may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could result in a decrease in the market price of our stock.

We have incurred operating losses.

We sustained operating losses for the year ended June 30, 2009. Our ability to reestablish and sustain profitability and positive cash flows from operating activities will depend on factors including, but not limited to, our ability to (i) reduce costs, (ii) improve marketing, (iii) respond to the current economic slowdown, (iv) reach more highly qualified prospects, and (v) achieve operational improvements.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Until recently, we had experienced significant growth over the past several years and, consequently, we lease and sub-lease office and training facilities totaling approximately 80,000 square feet from unaffiliated third parties. Our corporate office and Crexendo Network Services are located at 10201 South 51st Street, Phoenix, Arizona 85044 and our StoresOnline, Inc. and Crexendo Business Solutions office is located at 1303 North Research Way, Orem, Utah 84097. The lease for our StoresOnline and Crexendo Business Solutions office terminates on September 30, 2013 and the lease for our training facility located in Salt Lake City, UT terminates on July 31, 2013. Our lease for the corporate and Crexendo Network Services office terminates on April 30, 2010. The annual rent for all of our office space and training facilities will be approximately $1,557,000 for the fiscal year ending June 30, 2010. We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate. We also rent, on a daily basis, hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet Training Workshops. We are under no long-term obligations related to the hotel facilities.

ITEM 3.

LEGAL PROCEEDINGS

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling-off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling-off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the Court’s requirements could be deemed contempt. The parties have completed discovery and providing evidence. The Court has not yet scheduled a final hearing on the ACCC’s claims as well as the demand for fees and damages. A trial could be held as early as December 2009; however, it is more likely that a trial would occur in 2010. The Company expects that there will be mediation set prior to a trial. The Company is not precluded from conducting business in Australia.

On August 6, 2009, a Final Judgment and Consent Decree (“Judgment”) was agreed to between the Company and the State of Washington. The Judgment is awaiting entry by the Court and is filed in the King County Superior Court, entitled “State of Washington v. iMergent, Inc., Stores Online, Inc.”  The Judgment stemmed from a non-public investigation by the Attorney General of Washington commenced several years ago claiming violations of the Business Opportunity Statute and certain consumer protection statutes. The Company agreed to pay a total settlement of $175,000. The Company had accrued the settlement amount in a previous period. The settlement amount includes refunds to certain Washington customers who may file claims. To the extent that filed claims exceed the refund amount, refunds will be paid on a pro-rata basis. The State of Washington will be entitled to retain any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to certain actions intended to clarify the business practices of the Company. The Company is not required to register as a seller of a business opportunity. The settlement does not limit the Company’s ability to conduct business in the State of Washington.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in the State of North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it would refund any customers in the State of North Carolina who filed claims within 60 days of entry of the North Carolina Judgment. The claim had to include a declaration issued under penalty of perjury that the customer had been unable to activate a website and get it fully operational. The State of North Carolina also notified certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order was lifted and the Company was permitted to immediately schedule seminars in the State of North Carolina. There was no finding that the Company is a seller of a “Business Opportunity.” The Company also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina. The Company received a substantial number of claims which included an untrue (according to the records of the Company) declaration under penalty of perjury that the customer attempted to activate a website and also attempted to contact customer service. The Company notified the State of North Carolina that it did not believe it was obligated to pay claims made under penalty of perjury which were not factually accurate. On August 10, 2009, the North Carolina Court entered an Order requiring the Company to pay all claims filed, the North Carolina Court ruling that the filing of the declaration was determinative not the truth of the statement made under penalty of perjury. The Company believes that under North Carolina law it should not be obligated to pay claims it believes it can show are false. The Company has filed a notice of appeal of the August 10, 2009 order. The Company also may file actions against those who filed false declarations. The Company has reserved the amounts paid by customers who filed the false claims.

On October 24, 2005, the Company announced it had been notified by the Securities and Exchange Commission (SEC) that it had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K with notification of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company has fully cooperated with the SEC in this matter and has had no communication with the SEC related to this matter since 2006.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the American Stock Exchange on August 16, 2004 under the symbol “IIG.” The following table sets forth the range of high and low bid prices as reported on the American Stock Exchange for the periods indicated.

	High	Low
Fiscal 2009
Fourth Quarter	$8.50	$4.00
Third Quarter	5.90	3.10
Second Quarter	11.10	3.46
First Quarter	12.15	9.15
Fiscal 2008
Fourth Quarter	13.02	10.60
Third Quarter	13.67	8.48
Second Quarter	24.99	9.59
First Quarter	24.72	16.90

SECURITY HOLDERS

There were 341 holders of record of our shares of common stock as of August 31, 2009. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by the Company’s board of directors for the years ended June 30, 2009 and 2008:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2009)
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(Fiscal year 2008)
June 10, 2008	$0.11	June 20, 2008	$1,261,000	June 30, 2008
March 10, 2008	$0.11	March 20, 2008	$1,261,000	March 28, 2008
December 10, 2007	$0.11	December 20, 2007	$1,294,000	December 29, 2007
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

There are no contractual restrictions on dividends declared for the years ended June 30, 2009 and 2008.

RECENT SALES OF UNREGISTERED SECURITIES

None

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided stockholders on iMergent, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the AMEX Composite index and a customized peer group of four companies that includes: Art Technology Group Inc, Broadvision Inc, Cybersource Corp. and Vignette Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on June 30, 2004 and its relative performance is tracked through June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09
iMergent, Inc.	100.00	151.86	186.25	353.55	177.09	106.68
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
AMEX Composite	100.00	131.88	164.58	205.93	204.46	151.95
Peer Group	100.00	63.57	97.59	111.74	114.04	104.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company will neither make nor endorse any predictions as to future stock performance.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended June 30, 2009, and the consolidated balance sheet data as of June 30, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended June 30, 2006 and 2005 and the consolidated balance sheet data as of June 30, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:1
Revenue	$94,411	$128,048	$151,617	$185,089	$39,075

Net income (loss)	$(7,542)	$3,142	$24,001	$110,622	$(29,517)

Net income (loss) per common share:
Basic	$(0.66)	$0.27	$1.94	$9.09	$(2.49)
Diluted	$(0.66)	$0.26	$1.87	$8.76	$(2.49)

Dividends per common share	$0.17	$0.44	$0.20	$—	$—

Weighted average common shares outstanding:
Basic	11,371,000	11,676,000	12,344,000	12,164,000	11,835,000
Diluted	11,371,000	11,858,000	12,830,000	12,625,000	11,835,000

	As of June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:(1)
Cash and cash equivalents	$20,474	$26,184	$36,859	$30,023	$10,691
Working capital (deficit)	16,337	20,558	35,755	19,492	(6,212)
Total assets	67,354	86,614	96,710	66,012	38,927
Deferred revenue	33,863	43,191	42,455	28,757	114,050
Debt and collateralized borrowings	115	179	—	—	763
Capital lease obligations	—	—	—	91	170
Stockholders’ equity (deficit)	24,400	32,475	44,408	29,979	(83,603)

———————

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

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware and is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources including search engine optimization and search engine management services to entrepreneurs and small, medium, and large enterprises. Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

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

Developments Impacting Results of Operations and Cash Flows

In September 2006, the Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the Company’s Board of Directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. During the years ended June 30, 2009, 2008 and 2007, the Company repurchased 109,100, 948,297 and 654,398 shares of common stock for $734,000, $12,581,000 and $13,745,000, respectively. As of June 30, 2009, $42,940,000 remained of the $70,000,000 approved repurchase amount.

In March 2007, the Board of Directors authorized the initiation of a quarterly cash dividend of $0.10 per common share. In September 2007, the Board of Directors increased the quarterly cash dividend to $0.11 per common share. In December 2008, the Board of Directors decreased the quarterly cash dividend to $0.02 per common share. For the years ended June 30, 2009, 2008, and 2007, $1,943,000, $5,113,000, and $2,442,000 of dividends were declared and paid to common stockholders.

Temporary Injunction in California

In August 2007, the Superior Court of California, County of Ventura, issued a temporary restraining order against us which prohibited us from conducting business in the State of California until, among other things, we register under the California Seller Assisted Marketing Plans (“SAMP”) Act. In March 2009, the Company and the Office of the District Attorney of Ventura County, California and the Attorney General of the State of California agreed on a settlement in which the Company agreed to register as a SAMP seller and agreed to certain actions intended to clarify its business practices as well as provide certain notices and information to the State of California. The Company is no longer limited in its ability to conduct business in the State of California. For the year ended June 30, 2007, sales in California represented approximately 12% of our total revenue. For the years ended June 30, 2009 and 2008, we had an insignificant amount of sales in California.

Launch of Crexendo Business Solutions Division

In March 2009, we launched our Crexendo Business Solutions division with a focus on providing customized website design, hosting, search engine optimization and search engine management services to the small, medium, and large enterprises.  Unlike our StoresOnline division, which utilizes a two-step training event go to market strategy, Crexendo Business Solutions’ go-to market strategy utilizes a network of value added resellers (“VARs”) along with inside telephone sales reps to reach our target market.  As of June 30, 2009, we have reseller agreements with 10 VARs.  No revenue was generated from our Crexendo Business Solutions division for the year ended June 30, 2009.

Launch of Crexendo Network Services

In February 2009, we launched our Crexendo Network Services division with a focus on providing hosted telecom solutions to the small, medium, and large enterprises. Crexendo Network Services is in the development phase with an anticipated product launch in calendar 2010.  Crexendo Network Services will be marketed through both our Crexendo Business Solutions and StoresOnline divisions.  No revenue was generated from our Crexendo Network Services division for the year ended June 30, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

The Company also sells website design services, search engine optimization and search engine management services through the Crexendo Business Solutions platform. Revenue for these services is recognized, net of expected refunds, when persuasive evidence of an arrangement exists, work has been completed, the fee is fixed or determinable, and collectability is probable.

Product and Other Revenue

Cash sales of SOS licenses are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet training workshop takes place, whichever occurs later.

Fees for SOS licenses sold under extended payment term arrangements (EPTAs) are recognized as revenue upon receipt of cash from customers and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), requires revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.  Additionally, if the Company subsequently sells the receivables on a non-recourse basis, SOP 97-2 requires that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables.

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, accrued expenses and tax credit carryforwards. Under FIN No. 48, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008

Revenues

Revenues for the fiscal year ended June 30, 2009 (“fiscal 2009”) decreased 26% to $94,411,000 from $128,048,000 for the fiscal year ended June 30, 2008 (“fiscal 2008”). Product and other revenue decreased 29% to $68,664,000 for fiscal 2009 from $97,141,000 for fiscal 2008. The following table summarizes the activity within deferred revenue for the years ended June 30:

	2009	2008
	(in thousands)
Deferred revenue, beginning of year	$43,191	$42,455

Add: EPTA contract sales in current year, net of bad debt expense	23,874	34,062

Less: Cash collected in current year on EPTA contract sales	(30,131)	(33,970)

Remaining net change in deferred revenue	(3,071)	644

Deferred revenue, end of year	$33,863	$43,191

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements included in product and other revenue decreased to $30,131,000 for fiscal 2009 compared to $33,970,000 for fiscal 2008. The remaining decrease in product and other revenues from fiscal 2009 compared to fiscal 2008 is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $37,395,000 in fiscal 2009 compared to $61,487,000 in fiscal 2008. The decrease is attributable to: (1) The number of Internet Training Workshops conducted during fiscal 2009 decreased 24% to 783 (including 81 that were held outside the United States) compared to 1,028 (including 184 that were held outside the United States) during fiscal 2008, (2) The average number of buying units in attendance at our workshops during fiscal 2009 was relatively constant at 85 compared to 84 during fiscal 2008. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit, (3) Approximately 28% of the buying units made a purchase at the workshops during fiscal 2009, which is comparable to fiscal 2008, and (4) Cash purchases as a percentage of total workshop purchases decreased to 41% in fiscal 2009 compared to 52% in fiscal 2008.

Revenues were reduced by $1,840,000 during fiscal 2009 and $998,000 during fiscal 2008 as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Commission and other revenue decreased 17% to $25,747,000 in fiscal 2009 compared to $30,907,000 in fiscal 2008. The decrease was primarily attributable to a decrease in commission from third parties as a result of fewer leads sent to third parties due to a decrease in the Company’s product and other sales.

Cost of Product and Other Revenues

Cost of product and other revenues consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenues for fiscal 2009 decreased 29% to $29,138,000 from $41,191,000 for fiscal 2008. The decrease in cost of product and other revenues is primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2009 decreased 25% to $52,434,000 from $69,787,000 for fiscal 2008. The decrease in selling and marketing expenses is primarily attributable to a 24% decrease in the number of Internet Training Workshops conducted during fiscal 2009 compared to fiscal 2008. The increase in selling and marketing expense as a percentage of workshop revenue, to 76% in fiscal 2009 from 72% in fiscal 2008, is primarily related to a lower response to our marketing efforts at the preview training sessions due to several factors including the unfavorable global economic environment which resulted in a cutback in consumer and business spending. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses in fiscal 2009 increased 2% to $18,541,000 from $18,210,000 in fiscal 2008. The small increase in general and administrative expenses is primarily due to an increase in professional fees related to the IRS audit as discussed in Note 6 to the consolidated financial statements.

Interest Income

Interest income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate. Interest income for fiscal 2009 decreased 23% to $6,799,000 compared to $8,858,000 for fiscal 2008. The decrease is attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During fiscal 2009, we recorded an income tax provision of $5,681,000. This compares to an income tax provision of $3,039,000 during fiscal 2008. Income taxes are based on the estimated effective federal, state and foreign income tax rates. The income tax provision recorded in fiscal 2009 is higher than federal, state, and foreign statutory rates as a result of our settlement with the Internal Revenue Service (“IRS”) and the creation of a valuation allowance on certain deferred tax assets.

In August 2009, we reached a settlement with the IRS resulting from its audit of our income tax returns for fiscal years 2007, 2006, and 2005. The settlement with the IRS related to the follow items:

•

the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. The settlement reached with the IRS appeals office allows us to deduct 100% of all meals provided to attendees at both the preview and workshop training sessions. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

•

limitations imposed by Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of our formation through fiscal 2002, we issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our pre-ownership change NOL carryovers are subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years (until those NOLs expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). We had previously determined we had sufficient built-in gains to offset future income without limitation. As a result of the settlement reached with the IRS, we conceded that the fiscal 2002 ownership change resulted in a Section 382 limitation of $461,000 per year and that there were not sufficient built-in gains to offset future income. Based on this settlement, we have determined that it is more likely than not that approximately $14,641,000 of our federal NOL carry forwards will expire unutilized. Accordingly, during fiscal 2009, we recorded a valuation allowance of $5,124,000 related to these federal NOL carry forwards.

•

the IRS argued to re-open our income tax returns for the fiscal years ended June 30, 2004 and 2003, both of which are closed from examination. The IRS argued that under Section 481(a) there was a change in “method of accounting” with respect to our recognized built-in-gains described above. As part of the settlement, the IRS appeals office found no merit to the assertion that Section 481(a) can be applied to the fiscal 2004 and 2003 tax returns. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007

Revenues

Revenues for the fiscal year ended June 30, 2008 (“fiscal 2008”) decreased 16% to $128,048,000 from $151,617,000 for the fiscal year ended June 30, 2007 (“fiscal 2007”). Product and other revenues decreased 23% to $97,141,000 for fiscal 2008 from $125,552,000 for fiscal 2007. The following table summarizes the activity within deferred revenue for the years ended June 30:

	2008	2007
	(in thousands)
Deferred revenue, beginning of year	$42,455	$28,757

Add: EPTA contract sales in current year, net of bad debt expense	34,062	38,333

Less: Cash collected in current year on EPTA contract sales	(33,970)	(21,775)

Remaining net change in deferred revenue	644	(2,860)

Deferred revenue, end of year	$43,191	$42,455

Revenues related to cash collected under EPTA agreements included in product and other revenues increased to $33,970,000 in fiscal 2008 compared to $21,775,000 in fiscal 2007. This increase was offset by a decrease in product and other revenues from fiscal 2008 compared to fiscal 2007 and are primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $61,487,000 in fiscal 2008 compared to $91,222,000 in fiscal 2007. The decrease in revenues from fiscal 2008 compared to fiscal 2007 is attributable to the following factors: (1) The number of Internet Training Workshops conducted during fiscal 2008 decreased to 1,028 (including 184 that were held outside the United States) compared to 1,193 (including 264 that were held outside the United States) during fiscal 2007, (2) The average number of buying units in attendance at our workshops during fiscal 2008 was 84 compared to 95 during fiscal 2007. Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit, (3) Approximately 28% of the buying units made a purchase at the workshops during fiscal 2008, which is comparable to fiscal 2007, and (4)Purchases under EPTAs as a percentage of total workshop purchases increased to 48% in fiscal 2008 compared to 40% in fiscal 2007. Revenues were reduced by $998,000 during fiscal 2008 as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Commission and other revenues increased 19% to $30,907,000 for fiscal 2008 compared to $26,065,000 for fiscal 2007. The increase was primarily attributable to an increase in commissions from third parties as a result of an increase in strategic partnerships.

Cost of Product and Other Revenue

Cost of product and other revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenue for fiscal 2008 decreased 15% to $41,191,000 from $48,720,000 for fiscal 2007. The decrease in cost of product and other revenue is primarily attributable to the decrease in product and other revenue. Trends in cost of product and other revenue will not always be consistent with the trends in revenue due to the fact that cost of product and other revenue is typically recognized at the time of sale and no later than the expiration of the customers’ three-day cancellation period, but the related revenue is often deferred in accordance with SOP 97-2.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2008 increased 18% to $69,787,000 from $66,744,000 for fiscal 2007. The increase in selling and marketing expenses is primarily attributable to lower response rates to our selling and marketing activities due to negative economic conditions as well as negative media reports about the Company. Additionally, salaries and wages increased over fiscal 2007 despite a decrease in sales due to larger preview sales teams as a result of the implementation of StoresOnline Express during the third quarter of fiscal 2008. Increases in postage on the Company’s direct mail materials also caused an increase in advertising expense. Selling and marketing expenses were also negatively impacted by increased travel costs associated with higher fuel prices. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customers’ three-day cancellation period, but the related revenues are often deferred in accordance with SOP 97-2.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel; legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses in fiscal 2008 increased 18% to $18,210,000 from $15,480,000 in fiscal 2007. The increase in general and administrative expenses during fiscal 2008 is primarily attributable to an increase in legal fees of $900,000 associated with various legal actions and an increase in financial servicing fees of $1,119,000 as a result of higher collections of accounts receivable. The balance of the increase in general and administrative expenses is the result of the general increase in costs for items such as insurance, rent, telephone, office supplies and other expenses.

Interest Income

Interest income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate. Interest income for fiscal 2008 increased 25% to $8,858,000 compared to $7,079,000 for fiscal 2007. The increase is attributable to the increase in the collections of trade receivables.

Income Tax Provision

During fiscal 2008, we recorded an income tax provision of $3,039,000 compared to $2,686,000 during fiscal 2007. Income taxes are based on the estimated annual effective federal, state and foreign income tax rates. The income tax provision recorded in fiscal 2008 is higher than federal, state, and foreign statutory rates as a result of changes in estimates of state net operating loss apportionments and as a result of stock-based compensation expense for incentive stock options which is not deductible for income tax purposes.

In December 2005, we determined that it was more-likely-than-not that $11,877,000 of our net deferred income tax assets would be realized. Due to our increased taxable earnings projections and discrete event developments in the resolution of certain contingencies during fiscal 2007, we determined that it was more-likely-than-not that our remaining deferred income tax assets of $7,746,000 would be realized. The benefit resulting from the removal of the corresponding valuation allowance was offset by an income tax provision of $10,432,000, resulting in a net income tax provision of $2,686,000 during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had working capital of $16,337,000 compared to working capital of $20,558,000 as of June 30, 2008. As of June 30, 2009, we had working capital, excluding deferred revenue, of $39,964,000 compared to $53,417,000 as of June 30, 2008. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenues are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

As of June 30, 2009, we had $20,474,000 of cash and cash equivalents compared to $26,184,000 as of June 30, 2008. During fiscal 2009 we used $6,985,000 in cash for operating activities. During fiscal 2008 and 2007, we generated positive cash flows from operating activities of $10,361,000, and $22,554,000, respectively.

Available-For-Sale Securities

As of June 30, 2009, we held no available-for-sale securities compared to $3,800,000 as of June 30, 2008. Available-for-sale securities consisted primarily of auction rate securities (“ARS”). These were long-term variable rate bonds tied to short-term interest rates that reset through a “dutch auction” process, historically occurring every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch. In January 2009, we liquidated all of our ARS at par value.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, totaled $30,756,000 as of June 30, 2009, compared to $38,568,000 as of June 30, 2008. Long-term trade receivables, net of allowance for doubtful accounts, were $9,985,000 as of June 30, 2009 compared to $9,845,000 as of June 30, 2008. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable as of June 30, 2009 totaled $2,266,000, compared to $4,760,000 as of June 30, 2008. The aging of accounts payable as of June 30, 2009 and 2008 was generally within our vendors’ terms of payment.

Capital Requirements – Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2009:

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
	(in thousands)
Operating leases (2)	$6,880	$1,557	$4,846	$477	$—
Advertising commitments (3)	329	329	—	—	—
Consulting agreements (4)	474	294	180	—	—

Total contractual cash obligations	$7,683	$2,180	$5,026	$477	$—

———————

(1)

Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)

Represents our commitments associated with operating leases and includes contracts that expire in various years through 2013. Payments due reflect cash to be paid for rent.

(3)

Represents our commitments associated with certain advertising contracts and includes contracts that expire in 2010.

(4)

Represents our commitments associated with certain consulting agreements and includes contracts that expire in 2010 and 2011.

Capital

As of June 30, 2009, total stockholders’ equity was $24,400,000, down 25% from $32,475,000 as of June 30, 2008. The decrease in total stockholders’ equity was attributable to a net loss of $7,542,000, the purchase and retirement of $734,000 of our common stock and the payment of $1,943,000 in dividends to common stockholders. The decrease in total stockholders’ equity was partially offset by $600,000 in proceeds from the exercise of stock options and related income tax benefit, and $1,544,000 for stock option compensation expense.

On March 7, 2007, we initiated a quarterly cash dividend of $0.10 per common share. On September 5, 2007, we increased our quarterly cash dividend to $0.11 per common share. On December 19, 2008, the Company announced a $0.02 per common share quarterly cash dividend. As we experienced a net a loss in fiscal 2009, the dividend payout ratio, representing dividends per common share divided by basic and diluted net income per common share, is not a meaningful measure.

Common Stock Repurchase Program

On September 5, 2006, the Company’s board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the years ended June 30, 2009, 2008, and 2007 the Company repurchased $734,000, $12,581,000, and 13,745,000 of common stock, respectively. The Company expects to purchase common stock from time to time over the next two years but may suspend or discontinue purchasing the common stock at any time. The repurchased common stock was retired.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 7 to the consolidated financial statements.

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

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 was effective beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on the consolidated financial statements. In December 2007, SFAS No. 141R, Business Combinations, was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

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

•

our belief that we can continue our success by periodic review and revision of our methods of doing business and by continuing our expansion into international markets;

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

•

our expectation that Crexendo Network Services will have a product launch in calendar 2010; and

•

our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as product and other revenues when cash is collected.

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, item 1A of this Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest and foreign exchange rates.

As of June 30, 2009, we had approximately $20,474,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the twelve months ended June 30, 2009, our interest income would have decreased by approximately $31,000 assuming consistent levels of interest-bearing instruments.

As of June 30, 2009, we had approximately $2,606,000 of net trade receivables denominated in foreign currencies with maturity dates between 2009 and 2010. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30, 2009, our net trade receivable balance would have decreased by approximately $26,000.

As of June 30, 2009, we had approximately $244,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30, 2009, our cash and cash equivalents would have decreased by approximately $2,000.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

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

PAGE
Schedule II - Valuation and Qualifying Accounts	53

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries (collectively, the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Tanner LC

Salt Lake City, Utah

September 1, 2009

IMERGENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2009	June 30, 2008
Assets

Current assets:
Cash and cash equivalents	$20,474	$26,184
Restricted cash	1,802	—
Trade receivables, net of allowance for doubtful accounts of $9,670
as of June 30, 2009 and $13,797 as of June 30, 2008	20,771	28,723
Inventories	256	627
Income tax receivable	1,826	793
Deferred income tax assets, current portion	2,171	3,891
Prepaid expenses and other	1,524	3,849
Total current assets	48,824	64,067

Certificate of deposit	500	500
Available-for-sale securities	—	3,800
Long-term trade receivables, net of allowance for doubtful accounts of $4,437 as of June 30, 2009 and $4,786 as of June 30, 2008	9,985	9,845
Property and equipment, net	1,322	1,672
Deferred income tax assets, net of current portion	4,975	4,385
Intangible assets	1,400	1,831
Merchant account deposits and other	348	514
Total Assets	$67,354	$86,614

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,265	$4,760
Accrued expenses and other	6,257	5,614
Dividend payable	229	—
Income taxes payable	41	212
Deferred revenue, current portion	23,627	32,859
Note payable, current portion	68	64
Total current liabilities	32,487	43,509

Deferred revenue, net of current portion	10,236	10,332
Note payable, net of current portion	47	115
Other long-term liabilities	184	183
Total liabilities	42,954	54,139

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,425,320
and 11,304,410 shares outstanding as of June 30, 2009 and June 30, 2008, respectively	11	11
Additional paid-in capital	52,782	53,315
Accumulated deficit	(28,393)	(20,851)
Total stockholders' equity	24,400	32,475

Total Liabilities and Stockholders' Equity	$67,354	$86,614

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007
Revenues:
Product and other	$68,664	$97,141	$125,552
Commission and other	25,747	30,907	26,065
Total revenues	94,411	128,048	151,617

Operating expenses:
Cost of product and other revenues	29,138	41,191	48,720
Selling and marketing	52,434	69,787	66,744
General and administrative	18,541	18,210	15,480
Research and development	2,177	2,113	1,243
Total operating expenses	102,290	131,301	132,187

Income (loss) from operations	(7,879)	(3,253)	19,430

Other income (expense):
Interest income	6,799	8,858	7,079
Interest expense	(13)	(3)	(3)
Other income (expense), net	(768)	579	181
Total other income, net	6,018	9,434	7,257

Income (loss) before income tax provision	(1,861)	6,181	26,687

Income tax provision	(5,681)	(3,039)	(2,686)

Net income (loss)	$(7,542)	$3,142	$24,001

Net income (loss) per common share:
Basic	$(0.66)	$0.27	$1.94
Diluted	$(0.66)	$0.26	$1.87

Dividends per common share	$0.17	$0.44	$0.20

Weighted-average common shares outstanding:
Basic	11,371,303	11,676,188	12,344,306
Diluted	11,371,303	11,857,808	12,829,873

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2009, 2008, and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2006	12,375,313	$12	$77,762	$(47,795)	$29,979
Expense for stock options granted to consultants	—	—	34	—	34
Expense for stock options granted to employees	—	—	2,035	—	2,035
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $2,048	385,792	—	4,546	—	4,546
Repurchase of common stock	(654,398)	—	(13,745)	—	(13,745)
Dividends declared	—	—	(2,442)	—	(2,442)
Net income	—	—	—	24,001	24,001
Balance, June 30, 2007	12,106,707	12	68,190	(23,794)	44,408
FIN 48 cumulative adjustment	—	—	—	(199)	(199)
Expense for stock options granted to employees	—	—	1,902	—	1,902
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $263	146,000	—	916	—	916
Repurchase of common stock	(948,297)	(1)	(12,580)	—	(12,581)
Dividends declared	—	—	(5,113)	—	(5,113)
Net income	—	—	—	3,142	3,142
Balance, June 30, 2008	11,304,410	11	53,315	(20,851)	32,475
Expense for stock options granted to employees	—	—	1,544	—	1,544
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $1	230,010	—	600	—	600
Repurchase of common stock	(109,100)	—	(734)	—	(734)
Dividends declared	—	—	(1,943)	—	(1,943)
Net loss	—	—	—	(7,542)	(7,542)
Balance, June 30, 2009	11,425,320	$11	$52,782	$(28,393)	$24,400

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,542)	$3,142	$24,001
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	1,468	1,196	620
Expense for stock options issued to employees	1,544	1,902	2,035
Expense for stock options issued to consultants	—	—	34
Changes in assets and liabilities:
Trade receivables	7,812	342	(17,983)
Inventories	371	(200)	(276)
Prepaid expenses and other	2,325	307	(1,417)
Restricted cash	(1,802)	—	—
Merchant account deposits and other	166	251	235
Income tax receivable	(1,033)	(498)	(295)
Deferred income tax asset	1,130	2,460	(760)
Other long-term liabilities	1	(16)	—
Accounts payable, accrued expenses and other	(1,926)	2,451	1,086
Deferred revenue	(9,328)	736	13,698
Income taxes payable	(171)	(1,712)	1,576
Net cash provided by (used for) operating activities	(6,985)	10,361	22,554

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(613)	(604)	(1,710)
Issuance of note receivable	—	—	(1,000)
Repayment of note receivable	—	167	—
Purchase of intangible assets	—	—	(1,276)
Purchase of available-for-sale securities	—	(3,800)	—
Sale of available-for-sale securities	3,800	—	—
Net cash provided by (used for) investing activities	3,187	(4,237)	(3,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(734)	(12,581)	(13,745)
Proceeds from exercise of options and related income tax benefit	600	916	4,546
Principal payments on capital lease obligations	—	—	(91)
Principal payments on note payable	(64)	(21)	—
Dividend payments	(1,714)	(5,113)	(2,442)
Net cash used for financing activities	(1,912)	(16,799)	(11,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,710)	(10,675)	6,836

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	26,184	36,859	30,023

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$20,474	$26,184	$36,859

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (CONTINUED)

(Dollars in thousands)

	Years Ended June 30,
Increase (decrease) in cash and cash equivalents	2009	2008	2007
Supplemental disclosures of non-cash transactions:
Dividends declared	$229	$—	$—
Cumulative effect of adoption of FIN 48	—	199	—
Conversion of note receivable to intangible asset	—	833	—
Purchase of property and equipment with note payable	—	200	—
Cash paid during the year for:
Interest	7	3	67
Income taxes	5,790	2,546	333

The accompanying notes are an integral part of these consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.

Description of Business

iMergent, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned subsidiaries. The Company is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small, medium, and large enterprises. The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

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

2.

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada, StoresOnline International, Inc., StoresOnline International Ltd., ULC and Internet Training Group, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $20,107,000. The Company classified $1,802,000 and $0 as restricted cash as of June 30, 2009 and 2008, respectively, to reflect the compensating balance requirement of its merchant account and purchasing card agreements.

(c)

Trade Receivables

The Company offers to its customers the option to finance, through extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops. EPTAs are reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

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

Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received. For the years ended June 30, 2009, 2008, and 2007, the Company recognized $6,799,000, $8,858,000, and $7,079,000 in interest income, respectively.

(d)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories primarily consist of products provided in conjunction with the Internet Training Workshops. During the year ended June 30, 2009, the Company wrote off $445,000 of inventory as a result of changing market conditions. The change in market conditions resulted in the Company carrying excess inventory.

(e)

Certificate of Deposit

The Company holds a $500,000 certificate of deposit, which automatically renews every 16 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

(f)

Available-for-Sale Securities

Available-for-sale securities, consisting of equity and debt securities, are carried at their fair value at year end. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized. The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of: a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments. Available-for-sale securities at fair value, which approximates amortized cost, consisted of the following as of June 30:

	2009	2008
	(in thousands)
Federal, state and municipal debt securities	$—	$2,800
Corporate debt securities	—	1,000
Total	$—	$3,800

(g)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $1,037,000, $918,000, and $620,000 for the years ended June 30, 2009, 2008, and 2007, respectively. Depreciable lives by asset group are as follows:

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

(h)

Definite-Lived Intangible Assets

The Company’s intangible assets consist of advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. Amortization expense is included in sales and marketing expense of $432,000, $278,000, and $0 for the years ended June 30, 2009, 2008, and 2007, respectively. The average remaining useful life of the intangible assets was 54 months as of June 30, 2009.

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

(i)

Impairment of Long-Lived Tangible Assets

The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

(j)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded a liability of approximately $1,304,000 and $685,000 as of June 30, 2009 and June 30, 2008, respectively, for estimated credit card charge-backs and customer returns within accrued liabilities. The Company has recorded a liability of approximately $2,182,000 and $1,460,000 as of June 30, 2009 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company. Attorney fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in these notes to consolidated financial statements.

(k)

Revenue Recognition

Product and Other Revenues

Cash sales of StoresOnline software (SOS) licenses are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet Training Workshop takes place, whichever occurs later.

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

(l)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. SOP 93-7, Reporting on Advertising Costs, provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response advertising to register customers for its workshops. The Company is able to document the responses of each customer to the advertising that elicited the response. Due to declining conditions in certain markets, the Company has elected not to return to these markets for the foreseeable future. Consequently, during the year ended June 30, 2009, the Company wrote off approximately $420,000 in prepaid advertising costs associated with those markets. Advertising expenses, including the write-off of certain prepaid advertising costs, included in selling and marketing expenses for fiscal 2009, 2008, and 2007 were approximately $22,808,000, $33,556,000, and $32,044,000, respectively. As of June 30, 2009 and 2008, the Company recorded approximately $551,000 and $2,610,000, respectively, of direct-response advertising related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

(m)

Research and Development

Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized. As of June 30, 2009 and 2008, no amounts have been capitalized related to internally developed software due to the short time frame between technological feasibility and product launch.

(n)

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, certificates of deposit, available-for-sale securities, merchant account deposits, trade receivables, accounts payable, and notes payable approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

(o)

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109. Under FIN No. 48, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, and cash flows.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

The Company does not intend to permanently reinvest the undistributed earnings of its United Kingdom subsidiary in those businesses outside of the United States and, therefore, has provided for U.S. deferred income taxes on such undistributed foreign earnings.

(p)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

(q)

Net Income (loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the year by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended June 30, 2009 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended June 30:

	2009	2008	2007

Net income (in thousands)	$(7,542)	$3,142	$24,001

Weighted-average common shares outstanding:
Basic	11,371,303	11,676,188	12,344,306
Employee stock options	—	181,620	485,567

Diluted	11,371,303	11,857,808	12,829,873

Net income per common share:
Basic	$(0.66)	$0.27	$1.94
Diluted	$(0.66)	$0.26	$1.87

Weighted average anti-dilutive common share equivalents not included in the calculation of diluted net loss per common share for the years ended June 30, 2009, 2008, and 2007 totaled 675,336, 497,071, and 40,705, respectively.

(r)

Business Segments and Related Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company generates over 90% of its total revenue from StoresOnline customers within North America (United States and Canada) and less than 10% of its total revenues from customers in other parts of the world. Crexendo Business Solutions and Crexendo Network Services division are currently in the development phase and as of June 30, 2009 and have not realized any revenue. Costs associated with the start-up of Crexendo Business Solutions and Crexendo Network Services for the year ended June 30, 2009 were $253,000 and $199,000, respectively, and are included in the Company’s consolidated statement of operations.

(s)

Subsequent Events

The Company evaluated events occurring between the end of its most recent fiscal year and September 1, 2009, the date the financial statements were issued.

(t)

Recently Adopted Accounting Pronouncements

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 4.

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

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, was issued which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 was effective beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

(u)

Recent Accounting Pronouncements Not Yet Adopted

In February 2008, FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was issued which delays the effective date of SFAS No. 157 to July 1, 2009 for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on the consolidated financial statements. In December 2007, SFAS No. 141R, Business Combinations, was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R), which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (VIE). The statement requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an entity’s involvement with a VIE. This statement is effective for the Company in fiscal 2011 and the Company is evaluating the impact of this statement on its overall financial position.

(v)

Reclassifications

Certain payroll costs that were previously classified as general and administrative expenses in prior years’ financial statements have been reclassified as cost of product and other revenues to conform to the 2009 financial statement presentation. These reclassifications did not have any impact on net income (loss), cash flows, total assets or total liabilities.

3.

Property and Equipment

Property and equipment consisted of the following as of June 30:

	2009	2008
	(in thousands)
Software	$2,617	$2,446
Computers and office equipment	2,566	2,136
Leasehold improvements	101	101
Furniture and fixtures	152	77
Less accumulated depreciation and amortization	(4,114)	(3,088)
	$1,322	$1,672

4.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, according to the valuation techniques used to determine their fair values.

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3
ASSETS
Cash equivalents (in thousands)	$19,361	$19,361	$––	$––

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands).

Debt Securities- Auction-Rate Securities Only
	Student Loan Bonds	Municipal Revenue Bonds	Auction Preferred Securities	Total
Balances as of June 30, 2008	$1,000	$—	$2,800	$3,800
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(1,000)	—	(2,800)	(3,800)
Interest accrued (received), net	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Balances as of June 30, 2009	$—	$—	$—	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis. During the years ended June 30, 2009 and 2008, the Company had no significant assets or liabilities that are measured at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2. SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. For fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to customer lists acquired in June 2007 and June 2008.

5.

Stock-Based Compensation

The Company has various incentive stock-based compensation plans that provide for the grant of up to 2,000,000 shares to eligible employees, consultants and directors of stock options and other share-based awards. As of June 30, 2009, the Company had 982,472 shares remaining in the plans for grant.

The Company accounts for employee stock-based awards under SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, July 1, 2005 (based on grant-date fair values estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, and previously presented in the pro-forma note disclosures), and (b) compensation cost for all stock-based payments granted subsequent to July 1, 2005 that are expected to vest (based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R)).

The following table summarizes the statement of operations effect of SFAS No. 123(R) for the years ended June 30, 2009, 2008, and 2007:

	Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Stock option compensation expense recognized:
Cost of product and other revenues	$124	$176	$85
Research and development	279	302	219
Selling and marketing	146	231	107
General and administrative	995	1,193	1,624
Total stock option compensation expense recognized	1,544	1,902	2,035
Related deferred income tax benefit	(767)	(936)	(786)

Decrease in net income or increase in net loss	$777	$966	$1,249

Impact on basic net income (loss) per common share	$0.07	$0.09	$0.10
Impact on diluted net income (loss) per common share	$0.07	$0.08	$0.10

The Company granted 368,000, 231,000, and 267,500 options during the years ended June 30, 2009, 2008 and 2007, respectively. The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended June 30, 2009, 2008 and 2007 using the Black-Scholes option-pricing model were as follows:

	Years Ended June 30,
	2009	2008	2007
Weighted-average fair value of options granted	$2.70	$11.17	$8.70
Expected volatility	71%	67%	78%
Expected life (in years)	3.61	3.29	3.20
Risk-free interest rate	1.92%	4.83%	5.03%
Expected dividend yield	1.63%	1.64%	0.00%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on the Company's historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. On March 7, 2007, the Company announced a $0.10 per common share quarterly cash dividend. Prior to March 7, 2007, the Company had never paid a dividend. On September 5, 2007, the Company announced a $0.11 per common share quarterly cash dividend. On December 19, 2008, the Company announced a $0.02 per common share quarterly cash dividend.

During the year ended June 30, 2009, the Company granted 108,000 shares of restricted stock to the Company's employees and directors under the 2003 Equity Incentive Plan. The restricted stock has one and two-year vesting periods for directors and employees, respectively, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the dates of grant made during the year ended June 30, 2009 was $12.15 per share. The following table summarizes the restricted stock activity as of June 30, 2009 (for the years ended June 30, 2008 and 2007, there was no outstanding or issued restricted stock):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding as of June 30, 2008	—	$—
Granted	108,000	12.15
Vested	(49,849)	12.15
Forfeited	(33,099)	12.15

Non-vested shares outstanding as of June 30, 2009	25,052	12.15

The following table summarizes the stock option activity for all plans for the years ended June 30, 2009, 2008 and 2007:

	2009				2008		2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	804,417	$14.68	3.4 years	$1,947	805,806	$10.06	984,551	$10.75
Granted	368,000	5.56			231,000	24.43	267,500	15.67
Exercised	(154,651)	3.86			(146,000)	4.58	(385,792)	6.48
Cancelled	(342,430)	15.06			(86,389)	14.79	(60,453)	69.05
Outstanding at end of year	675,336	11.99	6.8 years	690	804,417	14.66	805,806	10.06
Exercisable as of June 30, 2009	299,127	16.85	3.8 years	144
Exercisable as of June 30, 2008	565,685	12.65	2.8 years	$1,844

The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $279,000, $1,050,000 and $6,938,000, respectively.

The following table summarizes stock activity for all plans during the year ended June 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value

Stock awards:
Nonvested balance, beginning of year	239,336	$9.59
Granted	368,000	2.62
Vested	(148,063)	6.94
Forfeited	(83,064)	8.77

Nonvested balance, end of year	376,209	4.00

As of June 30, 2009, the total future compensation expense related to nonvested options not yet recognized in the statements of operations was approximately $1,776,000 and the weighted-average period over which these awards are expected to be recognized was approximately 16 months.

6.

Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2009	2008	2007
	(in thousands)
Current income tax provision:
Federal	$4,451	$367	$1,861
State and local	101	206	571
Foreign	—	6	1,014

Current income tax provision	4,552	579	3,446

Deferred income tax provision (benefit):
Federal	992	1,643	(1,092)
State and local	137	817	332

Deferred income tax provision (benefit)	1,129	2,460	(760)

Total income tax provision	$5,681	$3,039	$2,686

The income tax provision attributable to income (loss) before income tax provision for fiscal 2009, 2008 and 2007 differed from the amounts computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2009, 2008 and 2007 as a result of the following:

	2009	2008	2007
	(in thousands)
Computed “expected” income tax provision (benefit)	$(651)	$2,163	$9,266
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision, net of federal effect	154	327	491
Changes in state NOL apportionments	—	339	—
Change in the valuation allowance for deferred income tax assets	5,124	—	(7,274)
Settlements	795
All other, net	259	210	203

Income tax provision	$5,681	$3,039	$2,686

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted income tax rates expected to apply when the differences are settled or realized. As of June 30, 2009 and 2008, significant components of net deferred income tax assets and liabilities were as follows:

	2009		2008
	Current	Non-current	Current	Non-current
	(in thousands)
Deferred income tax assets:
Accrued expenses	$1,584	$—	$982	$—
Deferred revenue	1,312	—	1,609	—
Net operating loss carryforwards	—	7,852	3,036	520
Foreign tax credits	—	1,407	—	2,298
AMT credit	—	—	—	605
Stock based compensation	—	1,555	—	1,233
Other	—	230	—	117
Subtotal	2,896	11,044	5,627	4,773
Valuation allowance	—	(5,670)	—	—
Total deferred income tax assets	2,896	5,374	5,627	4,773

Deferred income tax liabilities:
Property and equipment	—	(71)	—	(37)
Prepaid expenses and other	(725)	(328)	(1,736)	(351)
Total deferred income tax liabilities	(725)	(399)	(1,736)	(388)

Net deferred income tax assets	$2,171	$4,975	$3,891	$4,385

As of June 30, 2009, the Company has net operating loss (“NOL”) and foreign tax credit carryforwards for U.S. federal income tax reporting purposes of approximately $20,632,000 and $1,407,000, respectively, which will begin to expire in 2017, if not utilized. The Company expects that approximately $14,641,000 of its NOL carryfowards will expire unused. The NOLs are expected to expire unused due to an ownership change limitation imposed by Internal Revenue Code Section 382 (“Section 382”) (see additional discussion below).

The Company also has state NOL carryforwards of approximately $7,521,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate. The Company expects that approximately $6,176,000 of its NOL carryforwards will expire unused. The NOLs are expected to expire unused due to an ownership change limitation imposed by Section 382 as adopted by certain states.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized. A valuation allowances was recorded in fiscal 2009 as a result of the settlement with the IRS on the utilization of the Company’s pre-ownership change NOL carryforwards. Section 382 imposes limitations on a corporation's ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of formation through fiscal 2002, the Company issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s pre-ownership change NOL carryovers is subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years until the pre-ownership change NOL’s are either utilized or expired. The Company has determined that its annual Section 382 limitation is approximately $461,000 a year.

The Company adopted FIN 48 on July 1, 2007. This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

The aggregate changes in the balance of unrecognized tax benefits during the year ended June 30, 2009 were as follows (in thousands):

Balance as of June 30, 2008	$161
Increases for tax positions related to the current year	43
Increases for tax positions related to the prior years	8,700
Decreases for tax positions related to prior years	––
Settlements	(8,700)
Reductions due to lapsed statute of limitations	(75)
Balance as of June 30, 2009	$129

As of June 30, 2009, the Company has unrecognized tax benefits of $148,000, which if recognized, would reduce the Company’s effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $358,000 and $29,000 as of June 30, 2009 and 2008, respectively.

The Company’s U.S. federal income tax returns for fiscal 2006 through 2009 are open tax years. The IRS recently completed its audit of fiscal years 2005 through 2007. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2006.

The settlement with the IRS related to the following items:

•

the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at our preview and workshop training sessions. The settlement reached with the IRS appeals office allows us to deduct 100% of all meals provided to attendees at both the preview and workshop training sessions. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

•

limitations imposed by Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of our formation through fiscal 2002, we issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our pre-ownership change NOL carryovers are subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years (until those NOLs expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). We had previously determined we had sufficient built-in gains to offset future income without limitation. As a result of the settlement reached with the IRS, we conceded that the fiscal 2002 ownership change resulted in a Section 382 limitation of $461,000 per year and that there were not sufficient built-in gains to offset future income. Based on this settlement, we have determined that it is more likely than not that approximately $14,641,000 of our federal NOL carry forwards will expire unutilized. Accordingly, during fiscal 2009, we recorded a valuation allowance of $5,124,000 related to these federal NOL carry forwards.

•

the IRS argued to re-open our income tax returns for the fiscal years ended June 30, 2004 and 2003, both of which are closed from examination. The IRS argued that under Section 481(a) there was a change in “method of accounting” with respect to our recognized built-in-gains described above. As part of the settlement, the IRS appeals office found no merit to the assertion that Section 481(a) can be applied to the fiscal 2004 and 2003 tax returns. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

7.

Note Payable

As of June 30, 2009, the Company had a collateralized note payable of $115,000. The note is collateralized by certain computer equipment with a net carrying amount of approximately $111,000 as of June 30, 2009 and bears an interest rate of 5% per year maturing in March 2011. Future principal payments on the note payable as of June 30, 2009 are as follows:

Year ending June 30,	Principal payments on note payable
(in thousands)
2010	$68
2011	47

Total	$115

8.

Intangible Assets

On June 29, 2007, the Company purchased certain advertising lists for $1,276,000. On June 30, 2008, the Company purchased an additional $833,000 in advertising lists. The Company has historically rented these lists for use in the Company’s direct advertising campaigns. The Company has the right to lease these lists to other third parties. The Company amortizes the advertising lists over six years on an accelerated basis. The net carrying amount and future estimated amortization expense as of June 30, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
Advertising list	$2,109	$2,109
Less accumulated amortization	(709)	(278)
	$1,400	$1,831

Year ending June 30,	Estimated Amortization Expense
(in thousands)
2010	$390
2011	351
2012	305
2013	260
Thereafter	94

Total	$1,400

9.

Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2014. The operating leases for the Company’s corporate offices and training center facility contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of June 30, 2009, exclusive of taxes and insurance, are as follows:

Year ending June 30,	Amounts
(in thousands)
2010	$1,557
2011	1,568
2012	1,615
2013	1,663
2014	477
Total	$6,880

Rental expense for fiscal 2009, 2008 and 2007 was approximately $1,881,000, $952,000, and $705,000, respectively.

Consulting and Advertising Agreements

The Company has entered into certain consulting and advertising agreements expiring at various dates through 2011. Future aggregate minimum obligations under consulting and advertising agreements as of June 30, 2009 are as follows:

Year ending June 30,	Amounts
(in thousands)
2010	$623
2011	180
Total	$803

Legal Proceedings

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling-off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling-off period or to provide the specified disclosures. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the Court’s requirements could be deemed contempt. The parties have completed discovery and providing evidence. The Court has not yet scheduled a final hearing on the ACCC’s claims as well as the demand for fees and damages. A trial could be held as early as December 2009; however, it is more likely that a trial would occur in 2010. The Company expects that there will be mediation set prior to a trial. The Company is not precluded from conducting business in Australia.

On August 6, 2009, a Final Judgment and Consent Decree (“Judgment”) was agreed to between the Company and the State of Washington. The Judgment is awaiting entry by the Court and is filed in the King County Superior Court, entitled “State of Washington v. iMergent, Inc., Stores Online, Inc.”  The Judgment stemmed from a non-public investigation by the Attorney General of Washington commenced several years ago claiming violations of the Business Opportunity Statute and certain consumer protection statutes. The Company agreed to pay a total settlement of $175,000. The Company had accrued the settlement amount in a previous period. The settlement amount includes refunds to certain Washington customers who may file claims. To the extent that filed claims exceed the refund amount, refunds will be paid on a pro-rata basis. The State of Washington will be entitled to retain any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to certain actions intended to clarify the business practices of the Company. The Company is not required to register as a seller of a business opportunity. The settlement does not limit the Company’s ability to conduct business in the State of Washington.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in the State of North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it would refund any customers in the State of North Carolina who filed claims within 60 days of entry of the North Carolina Judgment. The claim had to include a declaration issued under penalty of perjury that the customer had been unable to activate a website and get it fully operational. The State of North Carolina also notified certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order was lifted and the Company was permitted to immediately schedule seminars in the State of North Carolina. There was no finding that the Company is a seller of a “Business Opportunity.” The Company also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina. The Company received a substantial number of claims which included an untrue (according to the records of the Company) declaration under penalty of perjury that the customer attempted to activate a website and also attempted to contact customer service. The Company notified the State of North Carolina that it did not believe it was obligated to pay claims made under penalty of perjury which were not factually accurate. On August 10, 2009, the North Carolina Court entered an Order requiring the Company to pay all claims filed, the North Carolina Court ruling that the filing of the declaration was determinative not the truth of the statement made under penalty of perjury. The Company believes that under North Carolina law it should not be obligated to pay claims it believes it can show are false. The Company has filed a notice of appeal of the August 10,

2009 order. The Company also may file actions against those who filed false declarations The Company has reserved the amounts paid by customers who filed the false claims.

On October 24, 2005, the Company announced it had been notified by the Securities and Exchange Commission (SEC) that it had issued a formal order of investigation related to the Company. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K with notification of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The Company has fully cooperated with the SEC in this matter and has had no communication with the SEC related to this matter since 2006.

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

10.

Dividends

During the years ended June 30, 2009, 2008, and 2007, the Company’s board of directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2009)
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(Fiscal year 2008)
June 10, 2008	$0.11	June 20, 2008	$1,261,000	June 30, 2008
March 10, 2008	$0.11	March 20, 2008	$1,261,000	March 28, 2008
December 10, 2007	$0.11	December 20, 2007	$1,294,000	December 29, 2007
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

(Fiscal year 2007)
June 15, 2007	$0.10	June 20, 2007	$1,261,000	June 29, 2007
March 7, 2007	$0.10	March 20, 2007	$1,261,000	June 29, 2007

11.

Stockholders’ Equity

On September 4, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. The Company’s share purchase program was originally announced on September 5, 2006. The Company expects to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time. During the years ended June 30, 2009, 2008 and 2007, the Company repurchased 109,100, 948,297 and 654,398 shares of common stock for $734,000, $12,581,000 and $13,745,000, respectively. As of June 30, 2009, $42,940,000 remained of the $70,000,000 approved repurchase amount.

12.

Employee Benefit Plan

In August 2004, the Company established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. The Company may make discretionary profit-sharing contributions. The Company began making contributions to the plan in July 2006. For the years ended June 30, 2009, 2008, and 2007, the Company contributed approximately $339,000, $336,000, and $241,000 to the retirement savings plan, respectively.

13.

Quarterly Financial Information (unaudited)

	Year ended June 30, 2009
	For the three months ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Dollars in thousands, except share and per share data)
Revenues	$27,266	$26,854	$20,921	$19,370
Cost of product and other revenues	8,367	9,436	5,802	5,533
Selling and marketing	17,066	17,580	9,336	8,452
General and administrative	4,512	6,267	4,051	3,711
Research and development	583	497	515	582
Income (loss) from operations	(3,262)	(6,926)	1,217	1,092
Total other income	1,644	1,246	1,561	1,567
Income (loss) before income taxes	(1,618)	(5,680)	2,778	2,659
Income tax benefit (provision)	(5,881)	(4,450)	(1,226)	5,876
Net income (loss)	$(7,499)	$(10,130)	$1,552	$8,535

Basic net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.75

Diluted net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.74

Weighted-average common shares outstanding:
Basic	11,338,917	11,362,190	11,366,853	11,416,723
Diluted	11,338,917	11,362,190	11,426,307	11,496,482

	Year ended June 30, 2008
	For the three months ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Dollars in thousands, except per share data)
Revenues	$32,462	$38,916	$27,557	$29,113
Cost of product and other revenues	11,704	12,281	6,737	7,433
Selling and marketing	18,210	20,985	14,482	16,110
General and administrative	5,479	5,280	5,014	5,474
Research and development	479	513	587	534
Income (loss) from operations	(3,410)	(143)	737	(438)
Total other income	2,372	2,634	2,258	2,171
Income (loss) before income taxes	(1,038)	2,491	2,995	1,733
Income tax benefit (provision)	238	(844)	(1,253)	(1,179)
Net income (loss)	$(800)	$1,647	$1,742	$554

Basic net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05

Diluted net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05

Weighted-average common shares outstanding:
Basic	12,065,099	11,855,533	11,484,336	11,293,998
Diluted	12,065,099	12,015,048	11,672,142	11,439,503

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the year due to rounding.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

Years Ended June 30, 2009, 2008 and 2007

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
		(in thousands)
Year ended June 30, 2009
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	$18,583	$24,448	$(28,924)	$14,107
Deferred income tax asset valuation allowance	—	5,124	—	5,186
Year ended June 30, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	17,514	24,144	(23,075)	18,583
Deferred income tax asset valuation allowance	—	—	—	—
Year ended June 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts receivable	11,011	27,886	(21,383)	17,514
Deferred income tax asset valuation allowance	7,746	—	(7,746)	—

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

ITEM 11.

EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Proxy Statement under the heading “Executive Compensation and Other Matters,” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information with respect to this item will be set forth in the Proxy Statement under the heading “Beneficial Ownership of Shares,” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be set forth in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be set forth in the Proxy Statement under the headings “Fees of Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.

Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.

The Financial Statement Schedule on page 52 of this Report.

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

———————

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

Date: September 1, 2009	By:	/s/ STEVEN G MIHAYLO
Steven G Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 1, 2009	By:	/s/ STEVEN G MIHAYLO
Steven G Mihaylo Chief Executive Officer, Director

Date: September 1, 2009	By:	/s/ JONATHAN R. ERICKSON
Jonathan R. Erickson Chief Financial Officer

Date: September 1, 2009	By:	/s/ TODD GOERGEN
Todd Goergen Chairman of the Board of Directors

Date: September 1, 2009	By:	/s/ CRAIG RAUCHLE
Craig Rauchle Director

Date: September 1, 2009	By:	/s/ ROBERT KAMM
Robert Kamm Director

Date: September 1, 2009	By:	/s/ DAVID WILLIAMS
David Williams Director

Date: September 1, 2009	By:	/s/ ANIL PURI
Anil Puri Director