Form 10-Q
period 2009-09-30
IMERGENT INC
filed 2009-11-02
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

———————

iMergent, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10201 South 51st Street, Phoenix, AZ	85044
(Address of Principal Executive Offices)	(Zip Code)

(623) 242-5959

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares outstanding of the registrant’s common stock as of October 31, 2009 was 11,446,320.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2008

1

Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2009 and 2008

2

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended
September 30, 2009

3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
September 30, 2009 and 2008

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.        Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

20

Item 1A.     Risk Factors

20

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.        Defaults Upon Senior Securities

20

Item 4.        Submission of Matters to a Vote of Security Holders

20

Item 5.        Other Information

20

Item 6.        Exhibits

20

Signatures

21

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

iMERGENT, INC.  AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share data)

(unaudited)

	September 30, 2009	June 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$20,309	$20,474
Restricted cash	1,773	1,802
Trade receivables, net of allowance for doubtful accounts of $6,304 as of September 30, 2009 and $9,670 as of June 30, 2009	19,427	20,771
Inventories	439	256
Income taxes receivable	137	1,826
Deferred income taxes	1,051	2,171
Prepaid expenses and other	4,650	1,524
Total Current Assets	47,786	48,824
Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $4,114 as of September 30, 2009 and $4,437 as of June 30, 2009	8,476	9,985
Property and equipment, net	1,473	1,322
Deferred income taxes	5,650	4,975
Intangible assets, net	1,303	1,400
Other assets	331	348
Total Assets	$65,519	$67,354

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,124	$2,265
Accrued expenses	6,566	6,257
Income taxes payable	160	41
Dividend payable	––	229
Deferred revenue, current portion	21,372	23,627
Note payable, current portion	69	68
Total Current Liabilities	31,291	32,487

Deferred revenue, net of current portion	8,693	10,236
Note payable, net of current portion	30	47
Other long-term liabilities	187	184
Total Liabilities	40,201	42,954
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	––	––
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,446,320 shares outstanding as of September 30, 2009 and 11,425,320 shares outstanding as of June 30, 2009	11	11
Additional paid-in capital	52,982	52,782
Accumulated deficit	(27,675)	(28,393)
Total Stockholders' Equity	25,318	24,400
Total Liabilities and Stockholders' Equity	$65,519	$67,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Product and other	$12,684	$19,401
Commission and other	4,694	7,865
Total revenues	17,378	27,266

Operating expenses:
Cost of product and other revenues	5,583	8,367
Selling and marketing	7,904	17,066
General and administrative	3,601	4,512
Research and development	503	583
Total operating expenses	17,591	30,528

Loss from operations	(213)	(3,262)

Other income (expense):
Interest income	1,343	1,861
Interest expense	(3)	(4)
Other expense, net	(27)	(213)
Total other income, net	1,313	1,644

Income (loss) before income tax provision	1,100	(1,618)

Income tax provision	(382)	(5,881)

Net income (loss)	$718	$(7,499)

Net income (loss) per common share:
Basic	$0.06	$(0.66)
Diluted	$0.06	$(0.66)
Dividends per common share:	$0.02	$0.11
Weighted average common shares
outstanding:
Basic	11,398,115	11,338,917
Diluted	11,525,148	11,338,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended September 30, 2009

(In thousands, except number of shares)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2009	11,425,320	$11	$52,782	$(28,393)	$24,400
Stock-based compensation expense	––	––	429	––	429
Dividends declared	––	––	(229)	––	(229)
Issuance of restricted stock, net of forfeitures	21,000	––	––	––	––
Net income	––	––	––	718	718
Balance, September 30, 2009	11,446,320	$11	$52,982	$(27,675)	$25,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$718	$(7,499)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	354	352
Stock-based compensation expense	429	337
Deferred income taxes	445	(499)
Changes in assets and liabilities:
Restricted cash	29	––
Trade receivables	2,853	(1,230)
Inventories	(183)	(50)
Income taxes receivable	1,689	(536)
Prepaid expenses and other	(2,830)	(2,818)
Other assets	17	(253)
Accounts payable and accrued expenses	1,118	3,998
Income taxes payable	119	(212)
Deferred revenue	(3,798)	1,463
Other long-term liabilities	3	6,434
Net cash provided by (used for) operating activities	963	(513)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(358)	(337)
Acquisition of property held-for-sale	(296)	––
Proceeds from sale of available-for-sale securities	––	900
Net cash provided by (used for) investing activities	(654)	563

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	––	296
Principal payments on note payable	(16)	––
Dividend payments	(458)	(1,259)
Net cash used for financing activities	(474)	(963)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165)	(913)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,474	26,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,309	25,271

Supplemental cash flow information:
Interest paid	4	4
Income taxes paid	781	428
Non-cash investing and financing information:
Accrued purchases of property and equipment	50	––

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)

Description of Business

iMergent, Inc. is incorporated under the laws of Delaware. As used hereafter in the notes to condensed consolidated financial statements, the Company, we, and ours refer to iMergent, Inc. and its wholly-owned subsidiaries. iMergent is an eServices company which provides e-commerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small to medium sized enterprises. The Company’s services are designed to help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2010 or future periods. In view of the Company’s revenue recognition policies and the rapidly evolving nature of its business and the markets it serves, the Company believes period-to-period comparisons of its operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

(2)

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly-owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC., StoresOnline International, Inc., StoresOnline International Ltd., and Internet Training Group, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

(b)

Trade Receivables

The Company offers to its customers the option to finance, typically through 24-month extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops. EPTAs are reflected as short-term and long-term trade receivables, as applicable, because the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

The Company records an appropriate allowance for doubtful accounts at the time the EPTA contract is signed and complete. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs retained by the Company is netted against the current and long-term trade receivables balances. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date; however, actual collection results may differ materially from the Company’s expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue, but do not impact operating income or loss.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received. For the three months ended September 30, 2009 and 2008, the Company recognized $1,343,000 and $1,861,000, respectively, in interest income.

(c)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of products provided in conjunction with the Internet training previews and workshops.

(d)

Intangible Assets

The Company’s intangible assets consist of advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections from those advertising lists or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. The weighted-average remaining useful lives of the intangible assets was 50 months as of September 30, 2009.

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

(e)

Use of Estimates

In the preparation of financial statements in conformity with US GAAP, estimates and assumptions must be made that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the balance sheet reporting dates, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded within accrued liabilities approximately $1,397,000 and $1,304,000 as of September 30, 2009 and June 30, 2009, respectively, for estimated credit card charge-backs and customer returns. The Company has also included in accrued liabilities, a liability of approximately $1,975,000 and $2,182,000 as of September 30, 2009 and June 30, 2009, respectively, for estimated losses resulting from various legal proceedings against the Company. In the event the Company is unable to successfully defend the various legal proceedings against the Company, the potential loss could be significantly higher than the liabilities recorded. Attorney fees associated with the various legal proceedings are expensed as incurred. Another significant estimate is the allowance for doubtful accounts discussed above in (b) Trade Receivables.

(f)

Revenue Recognition

Product and Other Revenues

Cash sales of StoresOnline software (SOS) licenses are recognized as revenue, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet Training Workshop takes place, whichever occurs later.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.

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

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Fees collected for services, including customer support and website hosting, are initially deferred, net of expected customer refunds, and recognized as revenue over the period during which the services are performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

(g)

Advertising Costs

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Direct-response advertising costs that meet specified criteria are deferred and amortized over the estimated benefit period. Because the Company has evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits such amounts are deferred and amortized. The Company is able to document the responses of each customer to the advertising that elicited the response.  Advertising expenses included in selling and marketing expenses for the three months ended September 30, 2009 and 2008 were approximately $3,152,000 and $6,984,000, respectively. As of September 30, 2009 and June 30, 2009, the Company recorded approximately $2,205,000 and $551,000, respectively, of direct-response advertising costs related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, which is typically three months.

(h)

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

(i)

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2009, the FASB issued authoritative guidance on clarifying the measurement of liabilities at fair value, which is effective for us beginning November 1, 2009. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

(j)

Other Comprehensive Income

There are no components of other comprehensive income other than net income (loss) for the three months ending September 30, 2009 and 2008.

(3)

Dividends

During the three months ended September 30, 2009 and 2008, the Company’s board of directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2010)
September 14, 2009	$0.02	September 22, 2009	$229,000	September 29 2009
(Fiscal year 2009)
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

(4)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended September 30, 2008 is the same as basic net loss per common share because the common share equivalents were anti-dilutive and there were no significant restricted shares held in escrow. The following table sets forth the computation of basic and diluted net income per common share for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Net income (loss)	$718	$(7,499)

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,439,166	11,338,917
Weighted-average restricted shares held in escrow	(41,051)	––
Weighted-average basic shares outstanding	11,398,115	11,338,917
Employee stock options	116,109	N/A
Dilutive restricted shares held in escrow	10,924	N/A

Diluted shares outstanding	11,525,148	11,338,917
Net income (loss) per common share:
Basic	$0.06	(0.66)
Diluted	$0.06	$(0.66)

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income (loss) per common share totaled 328,855 and 696,574 for the three months ended September 30, 2009 and 2008, respectively.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company granted 165,000 options during the quarter ended September 30, 2009. The options have a four-year vesting period during which the recipient must remain employed with the Company or its subsidiaries.

During the quarter ended September 30, 2009, the Company granted 21,000 shares of restricted stock to a Company employee under the 2003 Equity Incentive Plan. The restricted stock has a three-year vesting period during which the recipient must remain employed with the Company or its subsidiaries. The expense related to restricted stock is included in stock based compensation expense.

(5)

Income Taxes

Our effective tax rate was 35% for the three months ended September 30, 2009. The tax provision includes a $91,000 benefit primarily related to certain tax refunds received during the quarter. For the three months ended September 30, 2008 we had a net loss with a tax provision of $5,881,000 related to certain tax contingencies as a result of an IRS audit that was subsequently settled in the fourth quarter of fiscal 2009.

Tax contingencies and other tax liabilities were $135,000 as of September 30, 2009 and $129,000 as of June 30, 2009, and were included in other long-term liabilities. The aggregate changes in the balance of unrecognized tax benefits during the three months ended September 30, 2009 were as follows (in thousands):

Balance at June 30, 2009	$129
Increases for tax positions related to the current year	6
Increases for tax positions related to the prior years	––
Decreases for tax positions related to prior years	––
Reductions due to lapsed statute of limitations	––
Balance at September 30, 2009	$135

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. Accrued interest and penalties were approximately $25,000 and $358,000 as of September 30, 2009 and June 30, 2009, respectively.

(6)

Fair Value Measurements

The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s financial instruments consist principally of cash, trade receivables, and notes payable. The fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the trade receivables and notes payable were computed using a discounted cash flow model using estimated market rates as of September 30, 2009 and June 30, 2009 as follows (in thousands):

	September 30, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Trade Receivables	$27,903	$27,470	$30,756	$30,211
Notes Payable	$99	$99	$115	$115
Certificate of Deposit	$500	$500	$500	$500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and June 30, 2009.

(7)

Commitments and Contingencies

Legal Proceedings

On August 13, 2009, a Final Judgment and Consent Decree (“Judgment”) was entered in the King County Superior Court, entitled “State of Washington v. iMergent, Inc., Stores Online, Inc.” The Judgment stemmed from a non-public investigation by the Attorney General of Washington commenced several years ago claiming violations of the Business Opportunity Statute and certain consumer protection statutes. The Company agreed to pay a total settlement of $175,000. The Company had accrued the settlement amount in a previous period. The settlement amount includes refunds to certain Washington customers who may file claims. To the extent that filed claims exceed the refund amount, refunds will be paid on a pro-rata basis. The State of Washington will be entitled to retain any monies not claimed. There are no further costs or fees required to be paid by the Company. In addition, the Company also agreed to certain actions intended to clarify the business practices of the Company. The Company is not required to register as a seller of a business opportunity. The settlement does not limit the Company’s ability to conduct business in the State of Washington.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in the State of North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it would refund any customers in the State of North Carolina who filed claims within 60 days of entry of the North Carolina Judgment. The claim had to include a declaration issued under penalty of perjury that the customer had been unable to activate a website and get it fully operational. The State of North Carolina also notified certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order was lifted and the Company was permitted to immediately schedule seminars in the State of North Carolina. There was no finding that the Company is a seller of a “Business Opportunity.” The Company also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina. The Company received a substantial number of claims which included an untrue (according to the records of the Company) declaration under penalty of perjury that the customer attempted to activate a website and also attempted to contact customer service. The Company notified the State of North Carolina that it did not believe it was obligated to pay claims made under penalty of perjury which were not factually accurate. On August 10, 2009, the North Carolina Court entered an Order requiring the Company to pay all claims filed, the North Carolina Court ruling that the filing of the declaration was determinative, not the truth of the statement made under penalty of perjury. The Company believes that under North Carolina law it should not be obligated to pay claims it believes it can show are false. The Company has filed a notice of appeal of the August 10, 2009 order. The Company also may file actions against those who filed false declarations. The Company has reserved the amounts paid by customers who filed the false claims.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 1, 2009, the Circuit Court of Shelby County, Tennessee, for the 30th Judicial District at Memphis, Case number CT-004653-09 DIV VII, preliminarily approved a consumer class action settlement. The Settlement stems from a 2008 arbitration action between Lyle Hill, on behalf of himself and all others similarly situated, v. iMergent, et.al. which claimed the Company, through its StoresOnline division, engaged in deceptive sales practices and sold defective software. The Company denied all claims of wrongdoing.

The settlement is on a "claims made" basis and requires supporting documentation with the filed claim. The Company disputed the claims. The settlement resolves all claims of purchasers who do not choose to opt out of the class action settlement. The Company sent notification to all customers who purchased prior to January 1, 2009. Under the terms of the settlement purchasers who can establish they activated their software, spent a minimum of 23 hours working with the software including working with customer service, but could not develop a website may be entitled to a refund of up to $1,254. All other customers will be entitled to compensation which includes either the development of a website(s) or discounts on the development of websites. The settlement costs will be funded in part from the Company’s E&O policy and in part from reserves made in previous quarters.

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

(8)

Restricted Cash

Restricted cash consists of funds held in an account as collateral for the issuer of the Company’s corporate credit card, merchant accounts, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section because the restricted cash was received directly from customers and was immediately restricted for use in our operations.

(9)

Segment Information

Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company generates over 90% of its total revenue from StoresOnline customers within North America (United States and Canada) and less than 10% of its total revenues from customers in other parts of the world. The Crexendo Business Solutions and Crexendo Network Services divisions are currently in the development phase and as of Sepetember 30, 2009 had realized an insignificant amount of revenue. Costs associated with the start-up of Crexendo Business Solutions and Crexendo Network Services for the three months ended September 30, 2009 were $292,000 and $115,000, respectively, and are included in the Company’s consolidated statements of operations.

(10)

Subsequent Event

No significant events have occurred subsequent to September 30, 2009. The Company evaluated events occurring between the end of its most recent fiscal quarter and November 2, 2009, the date the financial statements were issued.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 and elsewhere in this report. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly-owned subsidiaries.

OVERVIEW

Our Business, Industry and Target Market

iMergent, Inc. is incorporated under the laws of Delaware and is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources including search engine optimization and search engine management services to entrepreneurs and small to medium sized enterprises. Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an eCommerce provider, while adding additional complimentary products and services such as search engine optimization (SEO), search engine management (SEM), conversion rate optimization (CRO), and hosted telecom products focused on the needs of our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

Fluctuations in Quarterly Results and Seasonality

In view of our revenue recognition policies as required by U.S. generally accepted accounting principles (GAAP) and the rapidly evolving nature of our business and the markets we serve, we believe that period-to-period comparisons of our operating results, including operating expenses as a percentage of revenues and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance. We operate with a June 30 fiscal year end and we experience seasonality in our business. Historically, revenues from our core business during the first fiscal quarter were lower than revenues in our second, third and fourth fiscal quarters. We believe this to be attributable to summer vacations that occur during our first fiscal quarter. We strive to mitigate seasonal fluctuations in our business by conducting workshops in non-seasonal markets throughout the world during periods of seasonality in our primary markets.

Launch of Crexendo Business Solutions Division

In March 2009, we launched our Crexendo Business Solutions division with a focus on providing customized website design, hosting, search engine optimization and search engine management services to the small to medium sized enterprises. Unlike our StoresOnline division, which utilizes a two-step training event go-to-market strategy, Crexendo Business Solutions’ go-to-market strategy utilizes a network of value added reseller (“VARs”) along with direct lead generation and inside telephone sales reps to reach our target market. An insignificant amount of revenue was generated from our Crexendo Business Solutions division for the quarter ended September 30, 2009.

Launch of Crexendo Network Services

In February 2009, we launched our Crexendo Network Services division with a focus on providing hosted telecom solutions to the small to medium sized enterprises. Crexendo Network Services is in the development phase with an anticipated product launch in calendar 2010. Crexendo Network Services will be marketed through both our Crexendo Business Solutions and StoresOnline divisions. An insignificant amount of revenue was generated from our Crexendo Network Services division for the quarter ended September 30, 2009.

Common Stock Repurchase Program

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the three months ended September 30, 2009 and 2008, the Company did not purchase shares of the Company’s common stock.

Dividends

In March 2007, we initiated a quarterly cash dividend of $0.10 per common share. In September 2007, we increased our quarterly cash dividend to $0.11 per common share. In December 2008, we reduced our quarterly cash dividend to $0.02 per common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

Revenue Recognition

The Company sells licenses that allow customers to use the Company’s StoresOnline Software (SOS). The SOS is a web-based software product that enables customers to develop Internet websites for commerce without requiring additional assistance from the Company, if the customers desire. When customers purchase an SOS license at one of the Company’s Internet preview seminars or workshops, they receive a license, site key, password, and instructions which allow immediate access to the Company’s website and servers where all of the necessary software programs and tools are located to be downloaded or to complete the construction of their websites on the Company’s servers. Additionally, the Company provides website setup services and customer support for incremental fees. When customers complete their websites, those websites can be hosted with the Company or any other provider of such services at the customers’ option. If the customers choose to host with the Company, the Company will host the websites for an additional fee. Customers have the option to create their websites completely on their own without access to the Company website and the option to host their websites with another hosting service.

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

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.

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

Fees collected for services, including customer support and website hosting, are initially deferred, net of expected customer refunds, and recognized as revenue over the period during which the services are performed, based upon the vendor specific objective evidence (VSOE) of fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

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

Income Taxes

In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, accrued expenses and tax credit carryforwards. Accounting guidance states, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues

Revenues for the three months ended September 30, 2009 decreased 36% to $17,378,000 from $27,266,000 for the three months ended September 30, 2008. Product and other revenues decreased 35% to $12,684,000 for the three months ended September 30, 2009 from $19,401,000 for the three months ended September 30, 2008. The following table summarizes the activity within deferred revenue for the three months ended September 30, 2009:

	2009	2008
	(in thousands)
Deferred revenue, beginning of period	$33,863	$43,191
Add: EPTA contract sales for the three months ended September 30,	1,623	10,390
Less: Cash collected for the three months ended September 30,	(5,448)	(7,979)
Remaining net change in deferred revenue	27	(948)
Deferred revenue, end of year	30,065	44,654

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements included in product and other revenue decreased to $5,448,000 for the three months ended September 30, 2009, compared to $7,979,000 for the three months ended September 30, 2008. The remaining decrease in product and other revenues from current quarter compared to the prior year quarter is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events from $10,682,000 for the three months ended September 30, 2008 compared to $7,022,000 for the three months ended September 30, 2009. The decrease is attributable to: (1) the number of Internet Training Workshops conducted for the three months ended September 30, 2009 decreased 26% to 154 (including 4 that were held outside the United States) compared to 208 (including 8 that were held outside the United States) for the three months ended September 30, 2008, (2) the average number of buying units in attendance at our workshops for the three months ended September 30, 2009 was 78 compared to 87 for the three months ended September 30, 2008; (attendees who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit), and (3) approximately 23% of the buying units made a purchase at the workshops for the three months ended September 30, 2009 compared to 32% for the three months ended September 30, 2008. These decreases were partially offset by the amount of cash collected per sale. Cash purchases as a percentage of total workshop purchases increased to 42% for the three months ended September 30, 2009 compared to 40% for the three months ended September 30, 2008.

Commission and other revenue decreased 40% to $4,694,000 in the current quarter compared to $7,865,000 for the prior year quarter. The decrease was primarily attributable to a decrease in commission from third parties as a result of fewer leads sent to third parties due to a decrease in our product and other sales as well as a decrease in the response to the offerings from the third parties.

Cost of Product and Other Revenues

Cost of product and other revenues consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenues for the current quarter decreased 33% to $5,583,000 from $8,367,000 during the prior year quarter. The decrease in cost of product and other revenues is primarily attributable to the decrease in number of workshops as discussed above along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting policies.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the current quarter decreased 54% to $7,904,000 from $17,066,000 in the prior year quarter. The decrease in selling and marketing expenses is primarily attributable to a 26% decrease in the number of Internet Training Workshops conducted during the current quarter compared to the prior year quarter. The decrease in selling and marketing expense as a percentage of workshop revenue, to 62% in the current quarter from 88% in the prior year quarter, is related to reduced mailing and list costs due to changes in more efficient data modeling and mail pieces that are sent to recipients. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with ASC 985.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting, and administrative personnel, legal, and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses in the current quarter decreased 20% to $3,601,000 from $4,512,000 in the prior year quarter. The decrease is attributable to a decrease in professional services expense of approximately $538,000 as a result of fewer legal claims and $286,000 decrease in fees paid to companies that service our trade receivables. In addition, salaries and wages expense decreased approximately $91,000 due to changes in the executive management team and their compensation. The remaining decrease was related to other general and administrative expenses.

Interest Income

Interest income is primarily derived from the EPTAs carried by us, which generally bear an 18% simple interest rate, as well as interest on our invested cash balances. Interest income for the current quarter decreased 28% to $1,343,000, compared to $1,861,000 in the prior year quarter as a result of a reduction of cash collected on the principal balances of our trade receivables from $7,979,000 in the prior year quarter compared to $5,448,000 in the current quarter.

Income Tax Provision

Our effective tax rate was 35% for the three months ended September 30, 2009. The tax provision includes a $91,000 benefit primarily related to certain tax refunds received during the quarter. For the three months ended September 30, 2008 we had a net loss with a tax provision of $5,881,000 related to certain tax contingencies as a result of an IRS audit that was subsequently settled in the fourth quarter of fiscal 2009.

Tax contingencies and other tax liabilities were $135,000 as of September 30, 2009 and $129,000 as of June 30, 2009, and were included in other long-term liabilities.

Liquidity and Capital Resources

Working Capital

As of September 30, 2009, we had working capital of $16,495,000 compared to $16,337,000 as of June 30, 2009. As of September 30, 2009, we had working capital, excluding deferred revenue, of $37,867,000 compared to $39,964,000 as of June 30, 2009. Deferred revenue balances represent historical contract sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The increase in working capital and working capital excluding deferred revenue is primarily attributable to the increase in prepaid expenses as a result of direct-response advertising costs that relate to future workshops. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of September 30, 2009, we had $20,309,000 of cash and cash equivalents compared to $20,474,000 as of June 30, 2009. During the three months ended September 30, 2009, we generated $963,000 in cash from operating activities. During the three months ended September 30, 2008, we used cash flows from operating activities of $513,000. During the three months ended September 30, 2009 and 2008, we used cash of $474,000 and $963,000, respectively, in financing activities, primarily for the payment of dividends to stockholders.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $19,427,000 as of September 30, 2009 compared to $20,771,000 as of June 30, 2009. Long-term trade receivables, net of allowance for doubtful accounts, were $8,476,000 as of September 30, 2009 compared to $9,985,000 as of June 30, 2009. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of September 30, 2009 totaled $3,124,000, compared to $2,265,000 as of June 30, 2009. Our accounts payable as of September 30, 2009 were generally within our vendors’ terms of payment.

Capital

As of September 30, 2009, total stockholders’ equity was $25,318,000, up 3.8% from $24,400,000 at June 30, 2009. In addition to net income of $718,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2010 included $429,000 in expense for options granted and $229,000 in common stock dividends,

During the three months ended September 30, 2009 and 2008, we declared and paid a cash dividend of $0.02 and $0.11 per common share, respectively. The dividend relating to the three months ended September 30, 2009 was paid to stockholders of record as of September 22, 2009. The dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 33%.

Common Stock Purchase

In September 2006, the board of directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of our common stock. We did not purchase shares of common stock during the three months ending September 30, 2009.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements. On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In August 2009, the FASB issued authoritative guidance on clarifying the measurement of liabilities at fair value, which is effective for us beginning November 1, 2009. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described in “Part I, Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009 (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest and foreign exchange rates.

As of September 30, 2009, we had approximately $2,021,000 of net trade receivables outstanding denominated in foreign currencies with maturity dates between 2009 and 2010. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of September 30, 2009, our net trade receivable balance would have decreased by approximately $20,000.

As of September 30, 2009, we had approximately $1,091,000 of cash and cash equivalents and restricted cash denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of September 30, 2009, our cash and cash equivalents would have decreased by approximately $11,000.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Information on certain legal proceedings that we believe are material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 7 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, there were no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.

Risk Factors

There are many risk factors that affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

November 2, 2009	iMergent, Inc.

	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

November 2, 2009	By:	/s/ JONATHAN R. ERICKSON
Jonathan R. Erickson Chief Financial Officer

21