Form 10-KT
period 2009-12-31
IMERGENT INC
filed 2010-03-02
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-KT
———————

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: July 1, 2009 to December 31, 2009

———————

iMergent, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-32277	87-0591719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

10201 South 51st Street, Suite A-265, Phoenix, AZ 85044
 (Address of Principal Executive Office) (Zip Code)

(623) 242-5959
 (Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		New York Stock Exchange - AmexSecurities

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2008 (end of the Company’s second most recent fiscal quarter) was approximately $32,696,000.

The number of shares of the registrant’s common stock outstanding as of March 1, 2010 was 11,466,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the registrant in connection with its 2010 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Transition Report on Form 10-KT.

TABLE OF CONTENTS

PART I

PART I

Throughout this Transition Report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in the Form 10-KT, “StoresOnline™” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

THIS TRANSITION REPORT ON FORM 10-KT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PROJECT, PREDICT, POTENTIAL OR CONTINUE (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS TRANSITION REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

ITEM 1.   BUSINESS

GENERAL

We provide eServices, eCommerce technology, training and a variety of web-based technologies and resources including search engine optimization and search engine management services to entrepreneurs and small and medium enterprises. Our eServices offerings leverage industry and client practices and are designed to help increase the predictability of success for Internet merchants. Our services are also designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions with ongoing software and training updates and support. The Company’s strategic vision is to remain an eServices provider focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

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

FISCAL YEAR CHANGE

In November 2009, our Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a December 31 fiscal year end.  This Form 10-KT is a Transition Report for the six month transition period ended December 31, 2009.

 iMERGENT WEBSITE

The Company is headquartered at 10201 South 51st Street, Suite A-265, Phoenix, AZ, 85044, and our telephone number is (623) 242-5959. Our website is www.imergentinc.com. To assist investors, we publish our Transition Report on Form 10-KT, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed, or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 which are filed with the Securities and Exchange Commission (“SEC”) on our website under the ”Investor Relations” tab. All such filings are available free of charge.

INDUSTRY BACKGROUND

The Internet has transformed the way business is conducted. To address current economic conditions, companies have turned to the Internet as a less expensive marketing channel which allows them to compete and communicate with a network of consumers and partners on a local, national, and global level. Introducing a business to the Internet can unleash new opportunities which enable them to drive revenue growth, services opportunities, product innovation, and operational efficiencies. Companies need to be able to offer and deliver their services and products through the Internet to capitalize on this potential.

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

We believe this environment has created a significant and growing demand for third-party Internet professional services which has resulted in a proliferation of eServices companies offering specialized solutions, such as order processing, transaction reporting, help desk support, training, consulting, security, website design, website optimization and web hosting. We believe there is a large, fragmented and under-served population of businesses and entrepreneurs searching for professional services firms who offer business-to-entrepreneur (B2E) and business-to-business (B2B) eServices solutions accompanied by support and continuing education.

We believe this market requires platforms of products and services which embrace the opportunities presented by the Internet. Accordingly, we believe organizations increasingly are searching for B2E and B2B eServices solutions, which focus on promoting their business on the Internet. These solutions include technology, education, creative design, website optimization, transaction processing, data warehousing/hosting, transaction reporting and help desk support. Furthermore, we believe our target market will increasingly seek Internet solutions providers who leverage industry and customer practices, increase predictability of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead-time.

INDUSTRY AND BUSINESS SEGMENT SUMMARY

Management has chosen to organize the Company around differences in products and services.  In the twelve months ended June 30, 2009, iMergent introduced two new segments into the market named Crexendo Business Solutions and Crexendo Network Services.

StoresOnline, Inc. - Offering Services to Entrepreneurs and Small Office/Home Office

Our StoresOnline business segment offers a continuum of services and technology to the Small Office/Home Office (SOHO) business owner and entrepreneur seeking the tools and training to establish a successful website on the Internet. Specifically, StoresOnline services a market segment looking for a “do-it-yourself” option as an alternative to the high cost of contracting an eCommerce or lead generation web developer and, most importantly, an ad agency for website promotion. Both are difficult barriers to many entrepreneurs looking to establish a presence on the Internet. StoresOnline delivers the tools, training, and support to help entrepreneurs and SOHO business owners maintain and promote their websites on their own, thus making the Internet a viable option for their businesses.

Our services start with a complimentary 90-minute informational “Preview Training Session” aimed toward those interested in extending their business to the Internet. These Preview Training Sessions have been proven to increase awareness of and excitement for the opportunities presented by the Internet. At these Preview Training Sessions, our instructors (i) preview the advantages of establishing a website on the Internet, (ii) answer many of the most common questions new or prospective Internet merchants have, (iii) explain, in general terms, how to develop an effective Internet strategy and (iv) explain how to transform an existing “brick and mortar” company into an eCommerce enabled company.

At the Preview Training Session, the attending entrepreneur or small business owner has the opportunity to purchase a license to use our proprietary StoresOnline Express software and website development platform and thereby become an Internet merchant. The attending small business owner or entrepreneur is also presented an opportunity to attend a full day Internet Training Workshop. The StoresOnline Express software package includes the following products and services:

●	a license to create one fully enabled eCommerce website, with the option to host this website on our servers;

●	helpdesk technical support via on-line chat;

●	fully integrated StoresOnline shopping cart technology; and

●	Pay-Pal merchant account integration for real-time online credit card processing.

Approximately two weeks after each Preview Training Session, we conduct an intensive “Internet Training Workshop” which teaches Internet eCommerce and website implementation training to the small business owners and entrepreneurs who purchased the StoresOnline Express package at the Preview Training Session. Instructors of the Internet Training Workshop expand upon the principles taught at the Preview Training Session elaborating on the details, requirements, demands, tips, and techniques required to extend their business or product to the Internet. Specifically, this instruction consists of a plain English explanation of eCommerce requirements and tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

In addition to the training provided at the workshop, our customers are presented an opportunity to upgrade their StoresOnline Express license to our proprietary StoresOnline Pro software and website development platform which is purchased in a separate transaction for an additional fee. StoresOnline Pro software includes:

●	access to an unlimited number of site keys which allow the merchant to build as many eCommerce-enabled websites as desired, with the option to host those websites on the Company’s servers;

●	library of promotional tools and strategies that provides ongoing promotional tips to optimize websites for higher ranking in search engines and improved Web-traffic conversion;

●	helpdesk technical support via on-line chat, emails, and telephone, which also includes access to our detailed Merchant Services resource center of Internet marketing information;

●	tracking software to monitor website traffic (hits, unique visitors, page views, referring URL, search engine and keywords used, time of visit, etc.);

●
drop shipper integration which allows customers the ability to access product pictures and descriptions of thousands of products offered by drop shipping companies with which the customer may form a relationship;

●	merchant accounts for real-time online credit card processing;

●	testing and marketing software tools; and

●	the Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution.

A license to our StoresOnline Pro software and website development platform permits a customer to create as many custom websites as desired. Programming of the customer’s first website is free of charge if submitted within the first 90 days of the upgrade to StoresOnline Pro. After this time, our development team can assist with the design and setup of the website for an additional fee. Customers can choose to download the software and create websites which can be hosted by third-party providers, or host their websites with us for an additional monthly fee. Websites hosted by us allow the customers to take advantage of our hosting and support services.

Following the initial sale of the license, we seek to provide additional technology and services to our customers. Consequently, we offer custom programming to create distinctive web page graphics and banners and to enhance websites with features such as streaming audio and video content. For this purpose we have partnered with third-party companies who offer our customers additional marketing tools, training, and/or tax and legal services for their web-based businesses. We receive a commission from these companies when our customers purchase any of their products or services. For a commission, we allow third parties to market certain products and services which we believe are complementary to our own products and services, available to customers in our Preview Training Sessions, Internet Training Workshops, and through other direct marketing efforts. Furthermore, we continually explore ideas, products and services which will enhance ongoing customer training and assistance.

Seasonality

Our revenues are subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe a key our developed proprietary technologies represent a key component of our business model. We believe these technologies distinguish our services and products from the services and products offered by our competitors. In particular, our technologies include our website development software (StoresOnline Express and StoresOnline Pro), advanced editing capabilities in terms of content and website creation, dynamic image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform is continuously enhanced and is an innovative website-building environment. Features and functions of our StoresOnline software include:

●
during website development, our customers can experience the look and feel of their websites as if they were their own customers. They can shop, navigate, order products, track orders, and more. If they want to change or add more elements, they can edit, rearrange, add, and delete the elements all within a dynamic, point-and-click environment;

●
all designs are customized based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment;

●
blogs, online journals, message boards, and forums that are easily integrated into the content of the website. As administrators, the customers have full control in terms of filtering content, allowing images, and other blog, message board, and forum permissions;

●
customizable forms that address customer-specific needs. By using customized forms, our customers can set up secure, encrypted forms with improved ease to collect sensitive information from their customers. This is especially useful for service-based businesses, as these forms can be used for job, loan, applications, questionnaires, bids, quotes, lead generation, etc.; and

●
the Avail 24/7 communications package, an all-in-one email, phone, fax, and contact management solution. This product allows businesses to manage all correspondence with customers in one easy-to-use application.

Sales and Marketing

Because a majority of our products are sold to persons who have attended both our Preview Training Session and our Internet Training Workshop, we incur a significant marketing investment for potential customers. Therefore, the cost of customer acquisition and sell-through percentages are critical components to the success of our business. We are continuously testing and implementing changes to our business model, which are intended to reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers.

We advertise our Preview Training Sessions mostly through direct mail. The mailing lists we use are obtained from list brokers and the Company’s own database. The direct mail pieces are mailed several weeks prior to the date of the Preview Training Session.

Research and Development

During the six months ended December 31, 2009 and 2008 and the twelve months ended June 30, 2009 and 2008, we invested $1,044,000, $1,080,000 (unaudited), $2,177,000, and $2,113,000, respectively, in the research and development of our technologies. The majority of these expenditures were for our StoresOnline Pro software platform. In general, our research and development efforts during the six months ended December 31, 2009 consisted of the following:

●	built a new platform for SEO automation and SEO tools;

●	completed the alpha version of StoresOnline 6.0 which includes customizable templates, new design, and integration through Simple Object Access Protocol (SOAP);

●	converted 40% of our internal database to a new Java Platform that builds on the same technology as our StoresOnline technology; and

●	integrated telecom platform utilizing web services to interface with Avail 24/7.

In general, our research and development efforts during the twelve months ended June 30, 2009 consisted of the following:

●	added advanced customization to our StoresOnline Pro platform, allowing more flexibility using CSS, Java, and HTML 5.0 features;

●	improved image processing features for faster image delivery;

●	updated our data center facility and improved all network components;

●	transitioned legacy applications to our standard Java platform; and

●	launched initial development of hosted telecom solution.

In general, our research and development efforts during the twelve months ended June 30, 2008 consisted of the following:

●	integration with drop shippers allowing for seamless product delivery;

●	enhanced research tools, including search engine optimization tools as well as new charting and graphing features;

●	integration of Avail 24/7 into StoresOnline Pro;

●	addition of social networking features such as product reviews and customer feedback; and

●	single sign-on features that simplify account management.

Crexendo Business Solutions, Inc. – eCommerce Software Platform which can be offered as either a Software as a Service (SaaS) or a Licensed Software Model to the Small and Medium Business

Crexendo Business Solutions (Crexendo) serves a different market segment than StoresOnline. While StoresOnline markets to entrepreneurs looking for a “do-it-yourself” option, Crexendo facilitates businesses looking for a trusted partner to manage their eCommerce or lead generation offering, web site, search engine optimization/management and online promotional needs. As a SaaS or licensed software based platform, Crexendo provides a solution to the SME market segment.  These services include:

●	full functioning eCommerce or lead generation enabled site including integrated shopping cart and merchant account technologies;

●	integrated SKU management;

●	analytics set up, training, and ongoing support;

●	search engine optimization services including keyword research, competitive analysis, content writing, and content management;

●
search engine marketing services (paid search or pay-per-click) including keyword research, ad campaign setup, and advertising management for the top paid search engines like Google, Adwords, Yahoo Search Marketing, and Bing;

●	link building campaigns to build page rank and attain higher relevancy search results; and

●	search engine optimization and search engine marketing training courses for businesses looking to develop that core competency in house.

These services are primarily offered through direct marketing efforts, as well as a network of value-added resellers (VARs). The initial step in the sales approach typically starts with an in-depth analysis of the potential customer’s website using our Crexendo Business Solutions proprietary tools and software for analyzing search demand, identification of keywords, keyword density, and effective pay-per-click strategies. Utilizing these tools allows our search engine optimization professionals to efficiently develop a long-term web-marketing strategy focused on generating qualified leads and traffic to our customers’ websites.

Our Crexendo Business Solutions division recognized revenue of $127,000 during the six months ended December 31, 2009. Costs associated with the start-up of Crexendo Business Solutions for the six months ended December 31, 2009 and twelve months ended June 30, 2009 were $1,031,000 and $253,000 and are included in the Company’s respective consolidated statements of operations for the six months ended December 31, 2009 and twelve months ended June 30, 2009, respectively.  We did not recognize any expenses relating to Crexendo Business Solutions prior to January 1, 2009.

Crexendo Network Services

Crexendo Network Services is focused on developing, marketing, and selling telecommunication and data services and technology for Internet Protocol, or IP telephony and video applications. We currently have in development broadband digital phone service, total office hosted PBX service, and hosted key system service utilizing Secession Initiation Protocol (SIP) equipment and services.

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

We are in the process of developing a suite of business services called Crexendo Total Office that we anticipate will offer feature-rich communications services to small and medium-sized businesses, eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with the Crexendo Total Office service is to replace private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted, Internet-based business phone service solution. We anticipate when completed, Crexendo Total Office will completely replace a company's PBX infrastructure by delivering all telecom services over a managed Internet connection.

Crexendo intends to offer pre-programmed IP telephones with speakerphones and display as well as Analog Telephone Adapters (ATA) for use with existing customer analog devices.

We intend to offer these services through both our StoresOnline division and Crexendo Business Solutions division.

Our Crexendo Network Services division is currently in the development phase and as of December 31, 2009 had not generated any revenues. Costs associated with the start-up of Crexendo Network Services for the six months ended December 31, 2009 and the twelve months ended June 30, 2009 were $210,000 and $199,000, respectively and are included in the Company’s respective consolidated statement of operations. No expenses were recognized prior to January 1, 2009 relating to Crexendo Network Services.

Segment revenue and operating income (loss) was as follows (in thousands):

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Revenue:
StoresOnline	$35,589	$54,120	$94,411	128,048
Crexendo Business Solutions	127	––	––	––
Crexendo Network Services	––	––	––	––
Consolidated	35,716	54,120	94,411	128,048

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Operating Income (Loss):
StoresOnline	$591	$(10,189)	$(7,427)	(3,253)
Crexendo Business Solutions	(904)	––	(253)	––
Crexendo Network Services	(210)	––	(199)	––
Consolidated	(523)	(10,189)	(7,879)	(3,253)

Crexendo Network Services is a development stage company. Since the inception of Crexendo Network Services in March 2009 through December 31, 2009, this segment has incurred $409,000 in expenses.

COMPETITION

Our markets are increasingly competitive. Our competitors include companies which sell through workshop formats like ours, as well as portals, application service providers, software vendors, systems integrators and information technology consulting services providers.

Most of these competitors, however, do not yet offer the full range of Internet professional services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could adversely affect our business prospects, financial position and results of operations materially. Many of our current and potential competitors have longer operating histories, larger customer bases and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than us. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

There are relatively low barriers to entry into our business. Our proprietary technology does not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will attempt to develop competing products and services or new forums for conducting eCommerce which could be deemed competition. Additionally, if eCommerce or Internet based enterprises with more resources and name recognition were to enter our markets, they may redefine our industry and make it difficult for us to compete.

Expected technology advances associated with the Internet, increasing use of the Internet, and new software products are welcome advancements that we believe will broaden the Internet’s viability as a marketplace. We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future. We believe we can continue the operation of our business by periodic review and revision to our product offerings and marketing approach.

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

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could be costly and divert our attention from our business. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business prospects, financial position or results of operations.

EMPLOYEES

As of February 28, 2010, we had 329 employees; 295 full time and 34 part time, including 6 executives, 109 in sales, 18 in marketing and event planning, 28 in the development of our eCommerce solutions and IT, 27 in website production, 48 in event reservations, 43 in customer support, 45 in finance, legal and general administration and 5 in business development. We also draw from a pool of independent contractors, some of whom are guest presenters, sales consultants, and trainers. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our employee relations are good.

GOVERNMENTAL REGULATION

We are subject to regulations generally applicable to all businesses. In addition, because of our workshop sales format, we are subject to laws and regulations concerning sales and marketing practices, and particularly those with regard to business opportunities, franchises and selling practices. We assert that we do not offer our customers a “business opportunity” or a “franchise”, as those terms are defined in applicable statutes of the states and other jurisdictions in which we operate. In general, with the exception of California, in order to be subject to business opportunity regulations in a state, a company is typically required to provide a representation guaranteeing a return in excess of the purchase price and/or provide a marketing plan. We do neither. Various states and other jurisdictions, however, have contended we sell a business opportunity and we have been involved in multiple regulatory proceedings as a result of those contentions.  It is possible that we will be required to register as a seller of a business opportunity in some states or other jurisdictions in which we do business. The requirement to register may have an adverse impact on our business. We believe we operate in compliance with laws concerning sales practices, which laws in some jurisdictions require us to offer the customer a three-day “cooling off” or rescission period in which customers may cancel their workshop purchases. If we are required to register as a seller of business opportunities we may be subject to rescission periods in excess of three days. Although we do not believe we are required to offer rescission rights in most states, we voluntarily provide such rescission rights. These rights could reduce our sales if customers who purchase products and services at our workshops elect to exercise those rights.

We are also subject to an increasing number of laws and regulations directly applicable to Internet access and commerce. The adoption of any such additional laws or regulations may decrease the rate of growth of the Internet, which could in turn decrease the demand for our products and services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial position or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In particular, one channel we use to initially contact our customers is e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 1, entitled Segment Information, in our consolidated financial statements.

ITEM 1A.   RISK FACTORS.

In addition to factors discussed elsewhere in this Form 10-KT, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Proposed Federal Trade Commission rules could adversely impact the manner in which we solicit potential customers.

On April 5, 2006, the Federal Trade Commission announced proposed rules affecting sellers of business opportunities. Under the rules the Company could be required to provide a disclosure statement to potential customers prior to the sale of a license. The Company  would then either be required to provide disclosure documents to all potential customers who sign up for a preview or provide the disclosure document to all preview customers who elect to attend the workshop.  If those rules were adopted and the Company was determined to be a seller of business opportunities, such determination could negatively impact the manner in which we solicit potential customers and could lead to a decrease in sales.  The Company currently complies with the business opportunity statute in the State of California, and provides the disclosure document to all preview customers who elect to attend the workshop.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities, including actions seeking restraining orders or injunctions, and adverse decisions in these matters could adversely affect our business.

We have been subject to a number of claims by governmental agencies which claim that we are required to register as a seller or provider of business opportunities. We have successfully defended such claims, except in the State of California which has a statute with different requirements than other jurisdictions. No assurances can be given that there will not be other jurisdictions which may bring actions on similar grounds, or that such claims may be successfully defended. We assert we do not sell a business opportunity and have not therefore registered as a seller under the various statutes (other than California). Any new actions filed against the Company could also have a material negative impact on sales and operations of the Company. If it is determined in any other state that we are required to register as a seller of business opportunities in order to engage in business in that state, the requirement to do so could materially impair our business operations and/or force us to change our business model and consequently may adversely affect our revenue, increase our compliance costs, and reduce our profitability.

Changes in international and domestic laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of international, federal and state laws and regulations as well as oversight from a variety of international and domestic governmental agencies. The laws governing our business may change in ways that harm our business. Federal, state or foreign governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the SEC, IRS or state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

From time to time we are and have been the subject of governmental inquiries and investigations into our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, we receive inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

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

We often receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. The ultimate resolution of these matters may have a material adverse effect on our financial position or results of operations.

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

We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information.

We are being investigated by the Securities and Exchange Commission, which could subject us to fines, penalties or other actions, which could adversely affect our financial results.

On October 24, 2005, the Company announced it had been notified by the SEC that a formal order of investigation related to the Company had been issued. Prior to the order, the Company had announced a change of the independent registered public accounting firm for the Company. The Company also issued a Form 8-K of Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. Although we have cooperated with the SEC in this matter, and intend to continue to cooperate with the SEC, the SEC may find that we have violated securities laws. The SEC has not taken any formal action related to the investigation since 2007. We cannot predict the ultimate outcome of the investigation, nor can we predict whether other federal, state or foreign governmental authorities will initiate separate investigations. The outcome of the investigation and any related legal and administrative proceedings could include the institution of administrative, civil, injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other actions. It is not possible to accurately predict, at this time, when matters relating to the investigation will be completed, the final outcome of the investigation, or what, if any, actions may be taken by the SEC or by other governmental agencies in federal, state or foreign jurisdictions. Such actions may negatively impact our consolidated financial statements, results of operations, business prospects or liquidity.

We are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web pages.

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is hosted remotely on our servers in Orem, Utah, and as such cannot be selectively defective, but the continual claims of defective software could have a negative effect on our ability to sell licenses. We have also been subject to various claims that our software is difficult to use. We contend our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the Internet, may have a substantial negative impact on our ability to transact business. The claims that a substantial number of our customers do not activate their websites may impact the manner in which we conduct our seminars and may have a negative impact on our operations.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Business Solutions and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

●	our ability to attract and retain customers;

●	negative publicity about our industry, events, or products;

●	one-time events that negatively impact attendance and sales at our Preview Training Sessions and Internet Training Workshops;

●	seasonal fluctuations in our business;

●	fluctuations in collections of our extended payment term agreements;

●	number of workshops in a given period;

●	intense competition;

●	changes in pricing policies;

●	regulatory actions and legal proceedings;

●	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

●	our ability to timely and effectively upgrade and develop our systems and infrastructure;

●	changes to our business model resulting from regulatory requirements;

●	our ability to control certain costs;

●	our ability to attract, train and retain skilled management, as well as strategic, technical and creative professionals;

●	technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally;

●	the availability of working capital and the amount and timing of costs relating to our expansion; and

●	general economic conditions and economic conditions specific to Internet technology usage and eCommerce.

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

As of December 31, 2009, the Company had net operating loss (NOL) carryforwards of approximately $6,044,000. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carryforwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account. Our merchant account requires us to keep reserves on deposit with them to protect the financial institution against losses it may incur with respect to the account. We have, in the past, experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks and the transaction amount permitted and changes in the rate of charge-backs. If we were to experience a significant reduction in or loss of these merchant accounts our business would be severely and negatively impacted.

We might require additional capital to support business growth and fund other needs of the business, and such capital might not be available.

We intend to continue to make investments to support business growth and may require additional funds to respond to business opportunities and challenges, which include the opportunity to increase our revenue by increasing the number of customer installment contracts that we retain rather than sell, the need to develop new products or enhance existing products, the need to enhance our operating infrastructure and the opportunity to acquire complementary businesses and technologies. Accordingly, we may elect or need to engage in equity or debt financing to secure additional funds. However, equity and debt financing might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

The market for our products and services is evolving and our position in that market is uncertain.

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

We have commenced operations in selected international markets. There are difficulties inherent in doing business in international markets such as:

●
cultural, language and other differences between markets could result in lower than anticipated attendance at our Preview Training Sessions and Internet Training Workshops and/or lower than anticipated sales;

●
banking and payment mechanisms that differ from those in the United States and make it more difficult for us to both accept payments by credit card and offer to customers a product that allows customers to accept credit card payments on their websites;

●	unproven markets for our services and products;

●	unexpected changes in regulatory requirements;

●	terrorism, war and international conflict;

●	potentially adverse tax environment;

●	export restrictions and tariffs and other trade barriers;

●
burdens of complying with applicable foreign laws and exposures to different legal standards, particularly with respect to sales and marketing practices, intellectual property, privacy and distribution of potentially offensive or unlawful content over the Internet;

●	fluctuations in currency exchange rates; and

●	restrictions on repatriating cash from foreign markets.

Evolving regulation of the Internet, including the use of e-mail as a marketing tool, may harm our business.

As eCommerce continues to evolve it is subject to increasing regulation by federal, state, and foreign agencies. Areas subject to regulation include, but may not be limited to, the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of eCommerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on eCommerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial position.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 1, 2010, we had outstanding 11,466,320 shares of common stock.

Additional dilution will result if outstanding options are exercised. As of March 1, 2010, we had outstanding stock options to purchase 758,011 shares of common stock. In addition, in the event future financings should be in the form of, convertible into or exchangeable for our equity securities, investors may experience additional dilution.

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

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on operating results and financial condition.

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

 In December 2008, the Board of Directors decreased the quarterly cash dividend to $0.02 from $0.11 per common share. Although we expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial conditions, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Because we conduct business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. As of December 31, 2009, we had approximately $1,736,000 of net trade receivables denominated in foreign currencies and $1,399,000 in cash and cash equivalents denominated in foreign currencies. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues as cash is collected from net trade receivables and cash sales. Similarly, our net revenues as cash is collected from trade receivables and cash sales will be negatively impacted if the U.S. dollar strengthens against foreign currencies.

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

We expect to rely on a multi disciplinary strategy in the sale of our Crexendo products. We intend to rely on distribution partners which include value added resellers (VARs), and Affiliates (Companies providing lead generation) to assist in selling our products. We further intend to have a direct sales force, as well as small fulfillment offices with sales staff located in larger metropolitan areas. If we do not establish, develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

Our success in developing our newly formed Crexendo Business Solutions division is dependent in part upon our ability to establish and maintain successful relationships with VARs and Affiliates. Although we have entered into some contracts with VARs and Affiliates and expect to continue to add organizations to drive business leads to our network, our contractual arrangements are not exclusive and do not obligate our VARs or Affiliates to order, purchase or distribute any fixed or minimum quantities of our services or products. Generally, products or services are ordered by the VARs or Affiliates after they have sold that product or service to their customer. Accordingly, our ability to sell our products and services and generate significant revenue through third party leads is highly dependent on the continued desire and willingness of our partner to either distribute our services and products or introduce our sales force to their clients.

Our ability to increase our revenues in the future may depend in large part on our success in developing and maintaining  a direct sales force to (i) sell to existing customers, (ii) sell to prospects developed by and through our VAR’s and Affiliates, (iii) make  sales to leads generated through other sources and (iv) through cold sales. Any failure to develop or maintain  the appropriate sales level could limit our ability to make sales and could disrupt our relationships with  the VAR’s and Affiliates and could harm our business, financial condition and results of operations.

Our ability to increase our revenues in the future for Crexendo Search Engine Optimization (SEO) sales may depend on the strategy to develop small fulfillment and sales offices in major metropolitan areas. Our strategy includes the ability to either cost effectively develop offices and hire qualified employees or to acquire SEO offices on an accretive cost basis paying for such office primarily with an “earn out”. The failure to properly develop this strategy could impede our penetration of Crexendo in larger metropolitan areas and could harm our business, financial condition and results of operations.

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

Steven G Mihaylo, our Chief Executive Officer (CEO), owns approximately 28% of our outstanding shares of common stock based on the number of shares outstanding as of March 1, 2010. As a result, the CEO may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. The CEO may have the ability to control the management and affairs of our Company. The CEO also may have interests different than, or adverse to our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

In addition, sales or other dispositions of our shares by our CEO may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could result in a decrease in the market price of our common stock.

We have incurred operating losses.

We sustained operating losses in prior years. Our ability to sustain profitability and positive cash flows from operating activities will depend on factors including, but not limited to, our ability to (i) reduce costs, (ii) improve sales and marketing efficiencies, (iii) respond to the current economic slowdown, (iv) reach more highly qualified prospects, and (v) achieve operational improvements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and sub-lease office and training facilities totaling approximately 80,000 square feet from unaffiliated third parties. Our corporate office and Crexendo Network Services division are located at 10201 South 51st Street, Phoenix, Arizona 85044 and our StoresOnline, Inc. and Crexendo Business Solutions office is located at 1303 North Research Way, Orem, Utah 84097. The lease for our StoresOnline, Inc. and Crexendo Business Solutions office terminates on September 30, 2013 and the lease for our training facility located in Salt Lake City, Utah terminates on July 31, 2013. Our lease for the corporate and Crexendo Network Services office terminates on April 30, 2010. The annual rent expense for all of our office space and training facilities will be approximately $1,412,000 for the fiscal year ending December 31, 2010. We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate. We also rent, on a daily basis, hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet Training Workshops. We are under no long-term obligations related to the hotel facilities.

ITEM 3.   LEGAL PROCEEDINGS

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling-off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement.  The ACCC also alleged that the prior sales offer used by the Company in its Workshops, whereby the Company compared the price of the software package sold at the Workshop to a list price available to attendees for 90 days (the "90 day offer") was deceptive. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling-off period or to provide the specified disclosures. The Company also disputed that the 90 day offer was deceptive. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the Court’s requirements could be deemed contempt. On December 1, 2009, the parties agreed to a settlement which made permanent the temporary Orders. The Company agreed to reimburse purchasers for any claims they may make with the ACCC and pay costs and fees to the ACCC up to December 1, 2009. The Company has agreed to a total payment of  $823,000 which has been paid to accomplish the refunds and reimbursement of costs and fees.  The Court has taken the matter of the 90 day offer under advisement. Regardless of the judgment by the Court, the Company is not liable for any further customer refunds in this action. There may be an award of fees for actions undertaken by the ACCC after December 1, 2009, but that amount (if any) should be minimal as the Court indicated it would make its ruling based on the written record.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in the State of North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it would refund any customers in the State of North Carolina who filed claims within 60 days of entry of the North Carolina Judgment. The claim had to include a declaration issued under penalty of perjury that the customer had been unable to activate a website and get it fully operational. The State of North Carolina also notified certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order was lifted and the Company was permitted to immediately schedule seminars in the State of North Carolina. There was no finding that the Company is a seller of a “Business Opportunity.” The Company also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina. The Company received a substantial number of claims which included an untrue (according to the records of the Company) declaration under penalty of perjury that the customer attempted to activate a website and also attempted to contact customer service. The Company notified the State of North Carolina that it did not believe it was obligated to pay claims made under penalty of perjury which were not factually accurate. On August 10, 2009, the North Carolina Court entered an Order requiring the Company to pay all claims filed, the North Carolina Court ruling that the filing of the declaration was determinative not the truth of the statement made under penalty of perjury. The Company has filed a notice of appeal of the August 10, 2009 order. The Company also may file actions against those who filed false declarations. The Company has reserved the amounts paid by customers who filed the false claims. On January 29, 2010, the Company and the North Carolina Attorney General agreed to resolve the issue of the disputed claims. The Company has agreed to allow reimbursements of the disputed claims of approximately $900,000. The Attorney General is waiving any right to fees and costs as well as interest they claim owed to the people who filed claims. The parties are awaiting the Court dismissing the action based on the settlement.

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

On January 13, 2010, the Court of Shelby County, Tennessee For The 30th Judicial District at Memphis entered a final Order approving settlement in a consumer class action lawsuit. The settlement stems from a 2008 arbitration action known as Lyle Hill, on behalf of himself and all others similarly situated, v. iMergent, et.al. which claimed the Company through its StoresOnline division engaged in deceptive sales practices and sold defective software. The approved settlement is on a "claims made" basis and requires supporting documentation with the claim. The settlement resolves all claims of purchasers who do not choose to opt out of the class action settlement, which includes purchasers prior to January 1, 2009.

Under the terms of the settlement purchasers who can establish they activated their software, spent a minimum of 23 hours working with the software including working with customer service but could not develop a web site may be entitled to a refund of up to $1,254. All other customers will be entitled to compensation which includes either the development of a website(s) or discounts on the development of websites. The settlement has been funded in part from the Company E&O policy and in part from reserves made in previous quarters.

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

The Company has recorded a liability of approximately $1,079,000, $2,182,000 and $1,460,000 as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company. Attorney fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in the notes to the consolidated financial statements.

The Company also is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these other cases will not have a material adverse effect on its business, financial position, or results of operations.

ITEM 4.   NO LONGER REQUIRED

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the AMEX Equities Stock Exchange on August 16, 2004 under the symbol “IIG.” The following table sets forth the range of high and low bid prices as reported on the American Stock Exchange for the periods indicated.

	High	Low
Six Months Ended December 31, 2009
October to December 2009	$7.85	$5.79
July to September 2009	8.30	6.10
Twelve Months Ended June 30, 2009
April to June 2009	8.50	4.00
January to March 2009	5.90	3.10
October to December 2008	11.10	3.46
July to September 2008	12.15	9.15
Twelve Months Ended June 30, 2008
April to June 2008	13.02	10.60
January to March 2008	13.67	8.48
October to December 2007	24.99	9.59
July to September 2007	24.72	16.90

SECURITY HOLDERS

There were 334 holders of record of our shares of common stock as of March 1, 2010. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by the Company’s board of directors for the six months ended December 31, 2009 and the twelve months ended June 30, 2009 and 2008:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
Six Months Ended December 31, 2009
December 22, 2009	$0.02	December 29, 2009	$229,000	Janaury 5, 2010
September 14, 2009	$0.02	September 22, 2009	$229,000	September 29, 2009

Twelve Months Ended June 30, 2009
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

Twelve Months Ended June 30, 2008
June 10, 2008	$0.11	June 20, 2008	$1,242,000	June 30, 2008
March 10, 2008	$0.11	March 20, 2008	$1,261,000	March 28, 2008
December 10, 2007	$0.11	December 20, 2007	$1,294,000	December 29, 2007
September 4, 2007	$0.11	September 20, 2007	$1,316,000	September 28, 2007

There are no contractual restrictions on dividends declared for the six months ended December 31, 2009 and 2008 and twelve months ended June 30, 2009 and 2008.

RECENT SALES OF UNREGISTERED SECURITIES

None

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided stockholders on iMergent, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the AMEX Composite index and a customized peer group of three companies that includes: Art Technology Group Inc, Broadvision Inc and Cybersource Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on June 30, 2004 and its relative performance is tracked through December 31, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09	12/09
iMergent, Inc.	100.00	151.86	186.25	353.55	177.09	106.68	93.64
NASDAQ Composite	100.00	101.58	108.62	132.65	115.08	91.71	113.82
AMEX Composite	100.00	131.81	163.30	203.95	199.70	148.31	173.62
Peer Group	100.00	71.30	131.69	145.32	163.85	156.69	198.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company will neither make nor endorse any predictions as to future stock performance.

ITEM 6.    SELECTED FINANCIAL DATA

In November 2009, we changed our fiscal year end from June 30 to December 31.  The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-KT.

The consolidated statement of operations data for the six months ended December 31, 2009 and the twelve months ended June 30, 2009, 2008, and 2007 and the consolidated balance sheet data as of December 31, 2009, June 30, 2009,  and June 30, 2008 are derived from our audited consolidated financial statements included elsewhere in the Form 10-KT.  The consolidated statement of operations data for the six months ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2008 are derived from our unaudited consolidated financial statements not included in the Form 10-KT.  The consolidated statement of operations data for the twelve months ended June 30, 2006 and 2005 and the consolidated balance sheet data as of June 30, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this Form 10-KT. Historical results are not necessarily indicative of the results to be expected in the future.

	Six Months Ended December 31,		Twelve Months ended June 30,
	2009	2008	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:(1)
Revenue	$35,716	$54,120	$94,411	$128,048	$151,617	$185,089	$39,075

Net income (loss)	$1,331	$(17,628)	$(7,542)	$3,142	$24,001	$110,622	$(29,517)

Net income (loss) per common share:
Basic	$0.12	$(1.55)	$(0.66)	$0.27	$1.94	$9.09	$(2.49)
Diluted	$0.12	$(1.55)	$(0.66)	$0.26	$1.87	$8.76	$(2.49)

Dividends per common share	$0.04	$0.13	$0.17	$0.44	$0.20	$-	$-

Weighted average common shares outstanding:
Basic	11,402	11,351	11,371	11,676	12,344	12,164	11,835
Diluted	11,485	11,351	11,371	11,858	12,830	12,625	11,835

	As of December 31,		As of June 30,
	2009	2008	2009	2008	2007	2006	2005
	(in thousands)		(in thousands)
Consolidated Balance Sheet Data:(1)
Cash and cash equivalents	$21,549	$18,762	$20,474	$26,184	$36,859	$30,023	$10,691
Working capital (deficit)	17,604	14,140	16,337	20,558	35,755	19,492	(6,212)
Total assets	56,442	75,772	67,354	86,614	96,710	66,012	38,927
Deferred revenue	22,274	40,962	33,863	43,191	42,455	28,757	114,050
Debt and collateralized borrowings	—	148	115	179	—	—	763
Capital lease obligations	—	—	—	—	—	91	170
Stockholders’ equity (deficit)	25,982	13,666	24,400	32,475	44,408	29,979	(83,603)
__________________

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

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of iMergent, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

Sources of Revenue

We generate revenue by developing, licensing, training and supporting eServices technology, and a variety of web-based technologies and resources including search engine optimization and search engine management services to entrepreneurs and small, medium, and large enterprises.  Our eServices offerings leverage industry and client practices and are designed for Internet merchants. Our services are also designed to help decrease the risks associated with eServices implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an eServices provider focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through extended payment term arrangements (EPTAs).  In addition to sales of StoresOnline software licenses, we also generate revenue from monthly web hosting fees and  commissions paid by contracted third-party companies who telemarket complementary products and services to our customer base.  As we are reliant upon sales generated through our workshop channel, for both current revenue in the form of cash collected on the initial sale of the StoresOnline software license and future revenue in the form of principal cash collected on EPTA contracts, our revenue will fluctuate based upon the quantity of sales teams we have deployed at any point in time, quantity of events held, average cash percentage of buyers at events, average number of buying units at events, average purchase price, and average sales rate at each event.  In addition to the metrics associated with our workshop events, our revenue will fluctuate with the dollar volume of collections on our receivables, because we recognize revenue upon receipt of cash from our customers and not at the time of sale.

We have historically sold our software licenses through a seminar model which has subjected us to claims by governmental agencies that we are required to register as a seller of business opportunities, as well as raised questions about the manner in which we sell the product.  While we have successfully defended the claim of selling a business opportunity, except in the State of California which has a statute with different requirements than other jurisdictions, we have made changes to the manner in which we sell the product at our seminars in an effort to be more transparent. We do not believe our model constitutes a business opportunity, but we have the ability to adjust our model if there are changes in the law relative to selling business opportunities. Our ability to effectively align our business model with the needs of our customers will impact our future growth opportunities.

Economic Factors

The unfavorable global economic environment adversely affected our business in our six month transition period ended December 31, 2009 (“Transition Period”) as consumers and businesses cut back on spending. Since we offer a product focused on providing a more efficient and effective use of marketing and infrastructure spend, we believe that we are well-positioned to weather the economic downturn. As the global economy improves, this will create new opportunities to increase revenue. To further help weather the economic downturn during the transition period we made several adjustments to our cost structure and streamlined internal business processes.

Opportunities

Technological and product innovation is the foundation of our long-term growth, and we intend to maintain our commitment to investment in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs, small, medium, and large enterprises increase the effectiveness and visibility of their online presence, we have created our Crexendo Business Solutions division.  The Crexendo division offers a wide range of services, including content management software as a service, search engine optimization services, search engine management services, website and logo design services and conversion rate optimization services.

Our long-term focus on investing in products and developing customers is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus in 2010 is to continue to execute in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence, business efficacy, and accountability across the Company.

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

A summary of our significant accounting policies is provided in Note 1 to our consolidated financial statements. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Product and Other Revenue

Cash sales of SOS licenses are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet training workshop takes place, whichever occurs later.

SOS licenses sold under extended payment term arrangements (EPTAs) are recognized as revenue upon receipt of cash from customers and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.  Additionally, if the Company subsequently sells the receivables on a non-recourse basis, accounting standards require that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables. There are no receivable balances outstanding that are subject to recourse by the Company

Fees collected for services, including customer support, follow-up training and programming, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE), if applicable, of fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

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

The Company has changed the contract that is associated with the sale of Avail 24/7.  Effective March 31, 2010 any customers that have not activated their Avail 24/7 subscriptions will be assessed an activation fee of $34.95. For customers that activate before March 31, 2010, this activation fee will be waived.  All customers have been notified of the change in contract.  If no additional customers activated before March 31, 2010, the Company would recognize up to $1,000,000 in additional revenue in the first fiscal quarter of 2010.  Concurrent with this change, all new customers will have 60 days to activate their Avail 24/7 subscription without paying the $34.95 fee.  Any customer activating after the 60 day-period will be required to pay the $34.95 activation fee.

Fees collected for services related to our Crexendo Business Solutions which provide Search Engine Optimization services, Search Engine Management services, and link building are recognized as revenue, net of expected customer refunds, when the project is completed.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received, net of expected customer refunds.

Fees collected for website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed.

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

RESULTS OF OPERATIONS

Six Months ended December 31, 2009 compared to Six Months ended December 31, 2008

Revenues

Revenues for the six months ended December 2009 decreased 34% to $35,716,000 from $54,120,000 for the six months ended December 2008.  Product and other revenue decreased 34% to $25,886,000 for the six months ended December 31, 2009 from $39,481,000 for the six months ended December 31, 2008.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements included in product and other revenue decreased to $10,654,000 for the six months ended December 31, 2009 compared to $15,819,000 for the six months ended December 31, 2008.  The decrease in cash collected under EPTA agreements is primarily due to an increase in uncollectable accounts which we believe is a result of worsening economic conditions.  During the six months ended December 31, 2009 we increased our reserve on uncollectable accounts by an additional $8,738,000 as a result of increasing deterioration in our accounts receivable collections.  The remaining decrease in product and other revenues from the six months ended December 31, 2009 compared to the six months ended December 31, 2008 is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $15,161,000 in the six months ended December 2009 compared to $21,717,000 in the six months ended December 31, 2008.  The decrease is attributable to: (1) The number of Internet Training Workshops conducted during the six months ended December 31, 2009 decreased 24% to 342 (including 21 that were held outside the United States) compared to 452 ( including 81 that were held outside the United States) during the six months ended December 31, 2008, (2) The average number of buying units in attendance at our workshops during the six months ended December 31, 2009 decreased to 76 from 87 during the six months ended December 31, 2008.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit, (3) Approximately 23% of the buying units made a purchase at the workshops during six months ended December 31, 2009, compared to 29% for the six months ended December 31, 2008.  As a result of the decrease in number of events, number of buying units per event, and percent purchased per event, we had approximately 4,300 fewer workshop buyers in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.  The result of the decrease in number of workshop buyers reduced revenue by approximately $9,332,000.  (4) Cash purchases as a percentage of total workshop purchases increased to 43 % for the six months ended December 31, 2009 compared to 41% for the six months ended December 31, 2008.  The increase in cash percentage of total workshop purchases increased revenue by approximately $474,000.

Revenues were reduced by $207,000 during the six months ended December 31, 2009 and $1,280,000 during the six months ended December 31 2008, as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Commission and other revenue decreased 33% to $9,830,000 for the six months ended December 31, 2009 compared to $14,639,000 for the six months ended December 31, 2008. The decrease was primarily attributable to a decrease in commission from third parties as a result of fewer leads sent to third parties due to a decrease in the Company’s product and other sales.

Cost of Product and Other Revenues

Cost of product and other revenues consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenues for the six months ended December 31, 2009 decreased 35% to $11,608,000 from $17,804,000 for the six months ended December 31, 2008.  The decrease in cost of product and other revenues is primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the six months ended December 31, 2009 decreased 53% to $16,391,000 from $34,646,000 for the six months ended December 31, 2008.  The decrease in selling and marketing expenses is primarily due to the implementation of cost savings programs which lowered our cost per mail piece, which resulted in a 28% decrease in selling and marketing expenses as a percentage of revenue to 46% for the six months ended December 31, 2009 compared to 64% for the six months ended December 31, 2008.  The remaining decrease in selling and marketing expenses is primarily attributable to a 24% decrease in the number of Internet Training Workshops conducted during six months ended December 31, 2009 compared to six months ended December 31, 2008. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with accounting guidance.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for the six months ended December 31, 2009 decreased 33% to $7,196,000 from $10,779,000 for the six months ended December 31, 2008.  The decrease is primarily due to a decrease in legal expenses of $1,380,000, as a result of several legal settlements in the prior year, and a decrease in finance servicing company payments of $842,000 as a result of a reduction in principal collected on our receivables portfolio.  The remaining decrease is due to several cost savings initiatives in the current year which reduced our telephone, office supply, shareholder and investor relations as well as other general and administrative expenses.

Interest Income

Interest income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate. Interest income for the six months ended December 31, 2009 decreased 29% to $2,596,000 compared to $3,681,000 for six months ended December 31, 2008.  The decrease is attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During the six months ended December 31, 2009, we recorded an income tax provision of $637,000.  This compares to an income tax provision of $10,330,000 for the six months ended December 31, 2008.  Income taxes are based on the estimated effective federal, state and foreign income tax rates. The income tax provision recorded for the six months ended December 31, 2008 is higher than federal, state, and foreign statutory rates as a result of our settlement with the Internal Revenue Service (“IRS”) and the creation of a valuation allowance on certain deferred income tax assets, as discussed below.

RESULTS OF OPERATIONS

Twelve months year ended June 30, 2009 compared to twelve months ended June 30, 2008

Revenues

Revenues for the twelve months ended June 30, 2009 (“fiscal 2009”) decreased 26% to $94,411,000 from $128,048,000 for the twelve months ended June 30, 2008 (“fiscal 2008”). Product and other revenue decreased 29% to $68,664,000 for fiscal 2009 from $97,141,000 for fiscal 2008.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements included in product and other revenue decreased to $30,131,000 for fiscal 2009 compared to $33,970,000 for fiscal 2008. The decrease in cash collected under EPTA agreements is primarily due to an increase in uncollectible accounts which we believe is a result of worsening economic conditions. The remaining decrease in product and other revenues from fiscal 2009 compared to fiscal 2008 is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $37,395,000 in fiscal 2009 compared to $61,487,000 in fiscal 2008. The decrease is attributable to: (1) The number of Internet Training Workshops conducted during fiscal 2009 decreased 24% to 783 (including 81 that were held outside the United States) compared to 1,028 (including 184 that were held outside the United States) during fiscal 2008, (2) The average number of buying units in attendance at our workshops during fiscal 2009 was relatively constant at 85 compared to 84 during fiscal 2008. As a result of the decrease of number of events and number of buying units per event, we had approximately 5,400 fewer workshop buyers in fiscal 2009 as compared to fiscal 2008.  The result of the decrease in number of workshop buyers reduced revenue by approximately $11,780,000; and (3) cash purchases as a percentage of total workshop purchases decreased to 41% in fiscal 2009 compared to 52% in fiscal 2008. Revenue was reduced by approximately $11,108,000 as a result of this cash percentage decrease.  The remaining decrease in product and other revenue is primarily due to an increase in the number of refunds given to customers as a result of various legal settlements.

Revenues were reduced by $1,840,000 during fiscal 2009 and $998,000 during fiscal 2008 as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Commission and other revenue decreased 17% to $25,747,000 in fiscal 2009 compared to $30,907,000 in fiscal 2008. The decrease was primarily attributable to a decrease in commissions from third parties as a result of fewer leads sent to third parties due to a decrease in the Company’s product and other sales.

Cost of Product and Other Revenues

Cost of product and other revenues consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenues for fiscal 2009 decreased 29% to $29,138,000 from $41,191,000 for fiscal 2008. The decrease in cost of product and other revenues is primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting guidance.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2009 decreased 25% to $52,434,000 from $69,787,000 for fiscal 2008. The decrease in selling and marketing expenses is primarily attributable to a 24% decrease in the number of Internet Training Workshops conducted during fiscal 2009 compared to fiscal 2008. The increase in selling and marketing expense as a percentage of workshop revenue, to 76% for fiscal 2009 from 72% for fiscal 2008, is primarily related to a lower response to our marketing efforts at the Preview Training Sessions due to several factors including the unfavorable global economic environment which resulted in a cutback in consumer and business spending. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with accounting guidance.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for fiscal 2009 increased 2% to $18,541,000 from $18,210,000 for fiscal 2008. The small increase in general and administrative expenses is primarily due to an increase in professional fees related to the IRS audit as discussed in Note 6 to the consolidated financial statements.

Interest Income

Interest income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate. Interest income for fiscal 2009 decreased 23% to $6,799,000 compared to $8,858,000 for fiscal 2008. The decrease is attributable to the decrease in the collection of trade receivables.

Income Tax Provision

For fiscal 2009, we recorded an income tax provision of $5,681,000. This compares to an income tax provision of $3,039,000 for fiscal 2008. Income taxes are based on the estimated effective federal, state and foreign income tax rates. The income tax provision recorded in fiscal 2009 is higher than federal, state, and foreign statutory rates as a result of our settlement with the Internal Revenue Service (“IRS”) and the creation of a valuation allowance on certain deferred income tax assets.

In August 2009, we reached a settlement with the IRS resulting from its audit of our income tax returns for fiscal years 2007, 2006, and 2005. The settlement with the IRS related to the following items:

●
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

●
limitations imposed by Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of our formation through fiscal 2002, we issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our pre-ownership change NOL carryovers are subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years (until those NOLs expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). We had previously determined we had sufficient built-in gains to offset future income without limitation. As a result of the settlement reached with the IRS, we conceded that the fiscal 2002 ownership change resulted in a Section 382 limitation of $461,000 per year and that there were not sufficient built-in gains to offset future income. Based on this settlement, we have determined that it is more likely than not that approximately $14,871,000 of our federal NOL carry forwards will expire unutilized. Accordingly, during fiscal 2009, we recorded a valuation allowance of $5,124,000 related to these federal NOL carry forwards.

●
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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had working capital of $17,604,000 compared to working capital of $16,337,000 and $20,558,000 as of June 30, 2009 and 2008, respectively.  As of December 31, 2009, we had working capital, excluding deferred revenue, of $33,431,000 compared to $39,964,000 and $53,417,000 as of June 30, 2009 and 2008, respectively. Deferred revenue balances represent historical sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenues are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

As of December 31, 2009, we had $21,549,000 of cash and cash equivalents compared to $20,474,000 and $26,184,000 as of June 30, 2009 and 2008, respectively. For the six months ended December 31, 2009 we generated positive cash flows from operating activities of $2,578,000 compared to a use of cash for operating activities of $6,083,000 (unaudited) for the six months ended December 31, 2008.  During the twelve months ended June 30 2009 we used $6,985,000 of cash for operating activities. During the twelve months ended June 30, 2008, we generated positive cash flows from operating activities of $10,361,000.

Available-For-Sale Securities

As of December 31, 2009 and June 30, 2009 we held no available-for-sale securities compared to $3,800,000 as of June 30, 2008. Available-for-sale securities consisted primarily of auction rate securities (“ARS”). These were long-term variable rate bonds tied to short-term interest rates that reset through a “dutch auction” process, historically occurring every 7 to 35 days, and other variable rate debt and equity securities, which were held by Merrill Lynch. In January 2009, we liquidated all of our ARS at par value.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, totaled $20,426,000 as of December 31, 2009, compared to $30,756,000 and $38,568,000 as of June 30, 2009 and 2008, respectively. Long-term trade receivables, net of allowance for doubtful accounts, were $6,264,000 as of December 31, 2009 compared to $9,985,000 and $9,845,000 as of June 30, 2009 and 2008, respectively. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable as of December 31, 2009 totaled $3,154,000 compared to $2,265,000 and $4,760,000 as of June 30, 2009 and 2008, respectively. The aging of accounts payable as of December 31, 2009, June 30, 2009 and 2008 was generally within our vendors’ terms of payment.

Capital Requirements – Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009:

	Payments due by Period (1)

	Total	Less than	1 to 3	3 to 5	5 years and
		1 year	years	years	thereafter
	(in thousands)
Operating leases (2)	$6,133	$1,569	$4,564	$—	$—
Advertising commitments (3)	155	155	—	—	—
Consulting agreements (4)	300	210	90	—	—

Total contractual cash obligations	$6,588	$1,934	$4,654	$—	$—

———————
(1)	Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases and includes contracts that expire in various years through 2013. Payments due reflect cash to be paid for rent.

(3)	Represents our commitments associated with certain advertising contracts and includes contracts that expire in 2010.

(4)	Represents our commitments associated with certain consulting agreements and includes contracts that expire in 2010 and 2011.

We have approximately $140,000 of unrecognized tax positions that have been recognized as liabilities that have not been included in the contractual obligations table due to uncertainty as to when such amounts may be settled.

Capital

As of December 31, 2009, total stockholders’ equity was $25,982,000, up 6% from $24,400,000 as of June 30, 2009. As of June 30, 2009, total stockholders’ equity was $24,400,000, down 25% from $32,475,000 as of June 30, 2008. The increase for the six months ended December 31, 2009 in total stockholders’ equity was attributable to net income of $1,331,000 and for stock option compensation expense of $709,000. The increase in total stockholders’ equity was partially offset by the declaration of $458,000 in dividends to common stockholders.  The decrease for the twelve months ended June 30, 2009 and 2008, in total stockholders’ equity was attributable to a net loss of $7,542,000, the purchase and retirement of $734,000 of our common stock and the payment of $1,943,000 in dividends to common stockholders. The decrease in total stockholders’ equity was partially offset by $600,000 in proceeds from the exercise of stock options and related income tax benefit, and $1,544,000 for stock option compensation expense.

In December 2008, the Board of Directors decreased the quarterly cash dividend to $0.02 from $0.11 per common share. The dividend payout ratio, representing dividends per common share divided by basic and diluted net income per common share, was 33%.

Common Stock Repurchase Program

On September 5, 2006, the Company’s board of directors authorized the repurchase of up to $20,000,000 of the Company’s common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of the Company’s common stock. During the six months ended December 31, 2008 and during the years ended June 30, 2009 and 2008 the Company repurchased $734,000 (unaudited), $734,000, and $12,580,000 of common stock, respectively. The Company expects to purchase common stock from time to time over the next two years but may suspend or discontinue purchasing the common stock at any time. The repurchased common stock was retired.

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The section entitled “Business” above in Part I, Item 1 of this Form 10-KT also includes forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

●
our belief that our target market will increasingly look to Internet solutions providers who leverage industry and customer practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead time;

●
our belief that we can compete successfully by relying on our infrastructure, marketing strategies as well as techniques, systems and procedures, and by adding additional products and services in the future;

●	our belief that we can continue our success by periodic review and revision of our methods of doing business and by continuing our expansion into domestic and international markets;

●
our belief that a key component of our success comes from a number of new, recently developed proprietary technologies and that these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses;

●	our contention that we do not offer our customers a “business opportunity” or a “franchise” as those terms are defined in applicable statutes of the states in which we operate;

●	our belief that we operate in compliance with laws concerning sales practices and more particularly that we are not obligated to offer more than a three-day right of rescission;

●
our belief there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms that offer business-to-consumer eCommerce solutions coupled with support and continuing education;

●
our belief that continuously testing and implementing changes to our business model may further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers;

●
our expectation that our offering of products and services will evolve as some products are replaced by new and enhanced products intended to help our customers achieve success with their Internet-related businesses;

●	our expectation that Crexendo Network Services will have a product launch in calendar 2010; and

●	our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as product and other revenues when cash is collected.

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of this Form 10-KT. We also advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest and foreign exchange rates.

As of December 31, 2009, we had approximately $21,549,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the six months ended December 31, 2009 our interest income would have decreased by an immaterial amount assuming consistent levels of interest-bearing instruments.

As of December 31, 2009, we had approximately $1,736,000 of net trade receivables denominated in foreign currencies with maturity dates between 2010 and 2011. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of December 31, 2009 our net trade receivable balance would have decreased by approximately $17,000.

As of December 31, 2009, we had approximately $1,399,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of December 31, 2009, our cash and cash equivalents would have decreased by approximately $14,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements

iMergent, Inc. and Subsidiaries

PAGE
Reports of Independent Registered Public Accounting Firms	34

Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 and 2008	36

Consolidated Statements of Operations for the six months ended December 31, 2009 and 2008 (unaudited) and for the twelve months ended June 30, 2009 and 2008	37

Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2009, and for the twelve months ended June 30, 2009, and 2008	38

Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 (unaudited) and for the twelve months ended June 30, 2009 and 2008	39

Notes to Consolidated Financial Statements	41

Financial Statement Schedule

iMergent, Inc. and Subsidiaries

The following consolidated financial statement schedule of iMergent, Inc. and subsidiaries is filed as part of this Form 10-KT. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

PAGE
Schedule II - Valuation and Qualifying Accounts	59

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-KT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iMergent, Inc.

We have audited the accompanying consolidated balance sheet of iMergent, Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15 for the six months ended December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such December 2009 consolidated financial statements present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the six month period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from June 30 to December 31.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries (collectively, the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the twelve-month periods ended June 30, 2009 and 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(2) with respect to the twelve-month periods ended June 30, 2009 and 2008.  These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the twelve-month periods ended June 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the twelve-month periods ended June 30, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Tanner LC

Salt Lake City, Utah
September 1, 2009

IMERGENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,	June 30,	June 30,
	2009	2009	2008
Assets

Current assets:
Cash and cash equivalents	$21,549	$20,474	$26,184
Restricted cash	1,088	1,802	—
Trade receivables, net of allowance for doubtful accounts of $11,827, $9,670,
and $13,797, respectively	14,162	20,771	28,723
Inventories	243	256	627
Income tax receivable	387	1,826	793
Deferred income tax assets, net	1,009	2,171	3,891
Prepaid expenses and other	2,988	1,524	3,849
Total current assets	41,426	48,824	64,067

Certificate of deposit	500	500	500
Available-for-sale securities	—	—	3,800
Long-term trade receivables, net of allowance for doubtful accounts	6,264	9,985	9,845
of $5,882, $4,437, and $4,786, respectively
Property and equipment, net	1,446	1,322	1,672
Deferred income tax assets, net	5,298	4,975	4,385
Intangible assets	1,206	1,400	1,831
Merchant account deposits and other	302	348	514
Total Assets	$56,442	$67,354	$86,614

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,154	$2,265	$4,760
Accrued expenses and other	4,588	6,257	5,614
Dividend payable	229	229	—
Income taxes payable	24	41	212
Deferred revenue, current portion	15,827	23,627	32,859
Note payable, current portion	—	68	64
Total current liabilities	23,822	32,487	43,509

Deferred revenue, net of current portion	6,447	10,236	10,332
Note payable, net of current portion	—	47	115
Other long-term liabilities	191	184	183
Total liabilities	30,460	42,954	54,139

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,446,320
11,425,320 and 11,304,410 shares outstanding, respectively	11	11	11
Additional paid-in capital	53,033	52,782	53,315
Accumulated deficit	(27,062)	(28,393)	(20,851)
Total stockholders' equity	25,982	24,400	32,475

Total Liabilities and Stockholders' Equity	$56,442	$67,354	$86,614

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Revenues:
Product and other	$25,886	$39,481	$68,664	$97,141
Commission and other	9,830	14,639	25,747	30,907
Total revenues	35,716	54,120	94,411	128,048

Operating expenses:
Cost of product and other revenues	11,608	17,804	29,138	41,191
Selling and marketing	16,391	34,646	52,434	69,787
General and administrative	7,196	10,779	18,541	18,210
Research and development	1,044	1,080	2,177	2,113
Total operating expenses	36,239	64,309	102,290	131,301

Loss from operations	(523)	(10,189)	(7,879)	(3,253)

Other income (expense):
Interest income	2,596	3,681	6,799	8,858
Interest expense	(7)	(7)	(13)	(3)
Other income (expense), net	(98)	(783)	(768)	579
Total other income, net	2,491	2,891	6,018	9,434

Income (loss) before income tax provision	1,968	(7,298)	(1,861)	6,181

Income tax provision	(637)	(10,330)	(5,681)	(3,039)

Net income (loss)	$1,331	$(17,628)	$(7,542)	$3,142

Net income (loss) per common share:
Basic	$0.12	$(1.55)	$(0.66)	$0.27
Diluted	$0.12	$(1.55)	$(0.66)	$0.26

Dividends per common share	$0.04	$0.13	$0.17	$0.44

Weighted-average common shares outstanding:
Basic	11,402,442	11,351,094	11,371,303	11,676,188
Diluted	11,484,684	11,351,094	11,371,303	11,857,808

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six Months Ended December 31, 2009 and
Twelve Months Ended June 30, 2009 and 2008 (In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2007	12,106,707	$12	$68,190	$(23,794)	$44,408
Uncertain tax positions cumulative adjustment	—	—	—	(199)	(199)
Stock compensation expense	—	—	1,902	—	1,902
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $263	146,000	—	916	—	916
Repurchase of common stock	(948,297)	(1)	(12,580)	—	(12,581)
Dividends declared	—	—	(5,113)	—	(5,113)
Net income	—	—	—	3,142	3,142
Balance, June 30, 2008	11,304,410	11	53,315	(20,851)	32,475
Stock compensation expense	—	—	1,544	—	1,544
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $1	155,109	—	600	—	600
Issuance of restricted stock (net of forfeitures)	74,901	—	—	—	—
Repurchase of common stock	(109,100)	—	(734)	—	(734)
Dividends declared	—	—	(1,943)	—	(1,943)
Net loss	—	—	—	(7,542)	(7,542)
Balance, June 30, 2009	11,425,320	11	52,782	(28,393)	24,400
Stock compensation expense	—	—	709	—	709
Dividends declared	—	—	(458)	—	(458)
Issuance of restricted stock	21,000	—	—	—
Net income	—	—	—	1,331	1,331
Balance, December 31, 2009	11,446,320	$11	$53,033	$(27,062)	$25,982

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,331	$(17,628)	$(7,542)	$3,142
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	704	722	1,468	1,196
Impairment of property held-for-sale	90	—	—	—
Expense for stock options issued to employees	709	810	1,544	1,902
Deferred income tax provision (benefit)	839	752	1,130	2,460
Changes in assets and liabilities:
Restricted cash	714	(1,197)	(1,802)	—
Trade receivables	10,330	852	7,812	342
Inventories	13	(93)	371	(200)
Income tax receivable	1,439	7	(1,033)	(498)
Prepaid expenses and other	(1,258)	1,834	2,325	307
Merchant account deposits and other	46	118	166	251
Accounts payable, accrued expenses and other	(780)	1,073	(1,926)	2,451
Income taxes payable	(17)	(212)	(171)	(1,712)
Deferred revenue	(11,589)	(2,229)	(9,328)	736
Other long-term liabilities	7	9,108	1	(16)
Net cash provided by (used for) operating activities	2,578	(6,083)	(6,985)	10,361

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(634)	(475)	(613)	(604)
Acquisition of property held-for-sale	(296)	—	—	—
Repayment of note receivable	—	—	—	167
Purchase of available-for-sale securities	—	—	—	(3,800)
Sale of available-for-sale securities	—	900	3,800	—
Net cash provided by (used for) investing activities	(930)	425	3,187	(4,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(734)	(734)	(12,581)
Proceeds from exercise of options and related income tax benefit	—	229	600	916
Principal payments on note payable	(115)	—	(64)	(21)
Dividend payments	(458)	(1,259)	(1,714)	(5,113)
Net cash used for financing activities	(573)	(1,764)	(1,912)	(16,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,075	(7,422)	(5,710)	(10,675)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	20,474	26,184	26,184	36,859

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,549	$18,762	$20,474	$26,184

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Six Months Ended December 31,		Years Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Supplemental disclosures of non cash flow information for investing and financing activities:
Dividends declared and not yet paid	$229	$227	$229	$—
Cumulative effect of adoption of uncertain tax positions	—	—	—	199
Conversion of note receivable to intangible asset	—	—	—	833
Purchase of property and equipment with note payable	—	—	—	200

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	7	7	7	3
Income taxes	(1,624)	456	5,790	2,546

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.             Significant Accounting Policies

Description of Business - iMergent, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, the “Company” refers to iMergent, Inc. and its wholly owned subsidiaries. The Company is an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small, medium, and large enterprises. The Company’s services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of the Company.

Change in Fiscal Year – In November 2009, the Board of Directors approved a change of the Company’s fiscal year from a June 30 fiscal year end to a December 31 fiscal year end.  This Form 10-KT is a transition report for the six month transition period ended December 31, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., and Internet Training Group, Inc. All intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009, the Company has cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $21,098,000.

Restricted Cash – The Company classified $1,088,000 and $1,802,000 as restricted cash as of December 31, 2009 and  June 30, 2009, respectively, to reflect the compensating balance requirement of its merchant account and purchasing card agreements.

Trade Receivables - The Company offers to its customers the option to finance, typically through 24-month extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops. EPTAs are reflected as short-term and long-term trade receivables, as applicable, if the Company has the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.

Allowance for Doubtful Accounts - The Company records an allowance for doubtful accounts at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. The Company believes that the allowance for doubtful accounts is adequate based on the Company’s assessment to date, however, actual collection results may differ materially from the Company’s expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are primarily 24 months in length and collection of the full amount of the receivable is not probable. For the six months ended December 31, 2009 and 2008 and for the twelve months ended June 30, 2009 and 2008 the Company recognized $2,596,000, $3,681,000 (unaudited), $6,799,000, and $8,858,000 in interest income, respectively.

Inventories - Inventories consist of products provided in conjunction with the Internet Training Workshops and are stated at the lower of cost (first-in, first-out method) or market and the related interest is classified as interest income in the statement of operations.

Certificate of Deposit - The Company holds a $500,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 16 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Available-for-Sale Securities - Available-for-sale securities, consisting of equity and debt securities, are carried at fair value. Accordingly, unrealized gains and losses, net of income taxes, are computed on the basis of specific identification and included in other accumulated comprehensive income (loss) in stockholders’ equity until realized. The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of a review of qualitative and quantitative factors, including available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; or other conditions that indicate the value of the investments. Available-for-sale securities at fair value, which approximates amortized cost, consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009	2008
Federal, state and municipal debt securities	$—	$—	$2,800
Corporate debt securities	—	—	1,000
Total	$—	$—	$3,800

There were no unrealized gains or losses for the twelve months ended June 30, 2008.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $510,000, $506,000 (unaudited), $1,037,000, and $918,000 for the six months ended December 31, 2009 and 2008 and for the twelve months ended June 30, 2009 and 2008, respectively. Depreciable lives by asset group are as follows:

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

Intangible Assets - The Company’s intangible assets consist of purchased advertising lists. The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. These advertising lists are amortized over six years on an accelerated basis. Amortization expense is included in sales and marketing expense and totaled $194,000, $216,000 (unaudited), $432,000, and $278,000 for the six months ended December 31, 2009 and 2008 and the twelve months ended June 30, 2009 and 2008, respectively. The average remaining useful life of the intangible assets was 47 months as of December 31, 2009.

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

Impairment of Long-Lived Tangible Assets - The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include the valuation of available-for-sale securities, inventory, intangible assets, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuation of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on the Company’s expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Revenue Recognition

Product and Other Revenue

Cash sales of SOS licenses are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses and products are delivered or when the Internet training workshop takes place, whichever occurs later.

SOS licenses sold under extended payment term arrangements (EPTAs) are recognized as revenue upon receipt of cash from customers and not at the time of sale. Although the Company is able to reasonably estimate the collectability of its receivables based upon its long history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.  Additionally, if the Company subsequently sells the receivables on a non-recourse basis, accounting standards require that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables. There are no receivable balances outstanding that are subject to recourse by the Company.

Fees collected for services, including customer support, follow-up training and programming, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the vendor specific objective evidence (VSOE), if applicable, of fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

In April 2007, the Company began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application. Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee. The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one-half years. The monthly service fee is recognized ratably over the service period.

The Company has changed the contract that is associated with the sale of Avail 24/7.  Effective March 31, 2010 any customers that have not activated their Avail 24/7 subscription will be assessed an activation fee of $34.95. For customers that activate before March 31, 2010, this activation fee will be waived.  All customers have been notified of the change in contract.  If no additional customers activated before March 31, 2010, the Company would recognize up to $1,000,000 in additional revenue in the first fiscal quarter of 2010.  Concurrent with this change, all new customers will have 60 days to activate their Avail 24/7 subscription without paying the $34.95 fee.  Any customer activating after the 60 day period will be required to pay the $34.95 activation fee.

Fees collected for services related to Crexendo Business Solutions which provide Search Engine Optimization services, Search Engine Management services, and link building are recognized as revenue, net of expected customer refunds, when the project is completed.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Commission and Other Revenue

The Company has contracts with third-party entities with respect to telemarketing product sales to the Company’s customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. The Company receives commissions from these third parties, and recognizes the commissions as revenue as the commissions are received, net of expected customer refunds.

Fees collected for website hosting, are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed.

Cost of Product and Other Revenues – Cost of product and other revenues consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold.

Advertising Costs - The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Direct-response advertising costs that meet specified criteria are deferred and amortized over the estimated benefit period.  Because the Company has evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits, such amounts are deferred and amortized.  The Company is able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses for the six months ended December 31, 2009 and 2008 and twelve months ended June 30, 2009 and 2008 were approximately $7,284,000, $15,900,000 (unaudited), $22,808,000, and $33,556,000, respectively. As of December 31, 2009, June 30, 2009 and June 30, 2008, the Company recorded approximately $1,267,000, $551,000 and $2,610,000, respectively, of direct-response advertising related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

Research and Development - Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Financial Instruments - The carrying values of cash and cash equivalents, restricted cash, certificates of deposit, available-for-sale securities, merchant account deposits, accounts payable, and notes payable approximated their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

Foreign Currency Translation – We consider the United States dollar as the functional currency for our foreign operations.  Assets and liabilities are translated at period-end exchange rates and all statements of income amounts are translated using average monthly rates.  All transaction adjustments are recorded in accounts receivable and deferred revenue until cash is received and then the gain (loss) is recorded in the consolidated statements of operations.

Income Taxes - The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, and cash flows.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

The Company does not intend to permanently reinvest the undistributed earnings of its United Kingdom subsidiary in those businesses outside of the United States and, therefore, has provided for U.S. deferred income taxes on such undistributed foreign earnings.

Stock-Based Compensation - For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  Equity classified awards include the issuance of stock options and restricted stock.  The restricted stock includes all dividend rights and is a participating security, however, the restricted stock does not change earnings per share under the two-class method.

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss).

Business Segments and Related Information - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company generates over 90% of its total revenue from StoresOnline customers within North America (United States and Canada) and less than 10% of its total revenues from customers in other parts of the world.

Recently Adopted Accounting Pronouncements - On July 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted - In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on our financial statements.

2.            Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the six months ended December 31, 2008 and the twelve months ended June 30, 2009 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)		(audited)
	2009	2008	2009	2008

Net income (loss) (in thousands)	$1,331	$(17,628)	$(7,542)	$3,142

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,442,763	11,351,094	11,371,303	11,676,188
Weighted-average restricted shares held in escrow	(40,321)	—	—	—
Weighted-average basic shares outsanding	11,402,442	11,351,094	11,371,303	11,676,188
Dilutive employee stock options	71,896	N/A	N/A	181,620
Dilutive restricted shares held in escrow	10,346	N/A	N/A	—

Diluted shares outstanding	11,484,684	11,351,094	11,371,303	11,857,808

Weighted average anti-dilutive common share equivalents not included in the calculation of diluted net loss per common share for the six months ended December 31, 2009 and 2008 and for the twelve months ended June 30, 2009 and 2008 totaled 568,604, 695,748 (unaudited), 675,336, and 497,071, respectively.

3.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009	2008
Software	$3,066	$2,617	$2,446
Computers and office equipment	2,741	2,566	2,136
Leasehold improvements	101	101	101
Furniture and fixtures	162	152	77
Less accumulated depreciation and amortization	(4,624)	(4,114)	(3,088)
	$1,446	$1,322	$1,672

As of December 31, 2009, the Company had capitalized $252,000 related to internally developed software which is included in the software above.

4.           Fair Value Measurements

The fair value of the Company’s financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
The Company classifies its federal, state, municipal, and corporate debt as Level 3.  This is because no observable market data existed at June 30, 2008.

Assets measured at fair value on a recurring basis are summarized below as of June 30, 2008 (in thousands):

		Fair value measurement at reporting date using
Description	As of June 30, 2008	Level 1	Level 2	Level 3
Federal, state, and municipal debt security	$2,800	—	—	$2,800
Corporate debt	1,000	—	—	1,000
Total	$3,800	—	—	$3,800

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Debt Securities-
Auction-Rate Securities Only
		Federal, State	Total
	Corporate	and Municipal
	Debt Securities	Debt Securities
Balances as of June 30, 2008	$1,000	$2,800	$3,800
Realized gain (loss) included in earnings	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—
Purchases, sales and settlements, net	(1,000)	(2,800)	(3,800)
Interest accrued (received), net	—	—	—
Transfers in and/or (out) of Level 3	—	—	—
Balances as of June 30, 2009	$—	$—	$—

The fair values of the trade receivables, notes payables, and certificate of deposit were computed using a discounted cash flow model using estimated market rates as of December 31, 2009, June 30, 2009 and 2008.

	December 31, 2009		June 30, 2009		June 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash Equivalents	$18,989	$18,989	$19,354	$19,354	$15,426	$15,426
Trade Receivables	20,426	20,071	30,756	30,211	38,568	38,077
Certificate of Deposit	500	500	500	500	500	500
Notes Payable	-	-	115	115	179	179

The Company’s disclosure of the estimated fair value of its financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009, June 30, 2009, and June 30, 2008.

5.             Stock-Based Compensation

The Company has various incentive stock-based compensation plans that provide for the grant of up to 2,000,000 shares to eligible employees, consultants and directors of stock options, restricted stock, and other share-based awards. As of December 31, 2009, the Company had 801,415 shares remaining in the plans for grant.

The following table summarizes the statement of operations effect of stock-based compensation for the six months ended December 31, 2009 and 2008 and the twelve months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Stock option compensation expense recognized:
Cost of product and other revenues	$91	$57	$124	$176
Research and development	113	134	279	302
Selling and marketing	47	81	146	231
General and administrative	458	538	995	1,193
Total stock option compensation expense recognized	709	810	1,544	1,902
Related deferred income tax benefit	(228)	(324)	(767)	(936)

Decrease in net income or increase in net loss	$481	$486	$777	$966

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the six months ended December 31, 2009 and the twelve months ended June 30, 2009 and 2008 using the Black-Scholes option-pricing model were as follows (no options were granted during the six months ended December 31, 2008):

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2009	2009	2008
Weighted-average fair value of options granted	$3.51	$2.70	$11.17
Expected volatility	70%	71%	67%
Expected life (in years)	3.37	3.61	3.29
Risk-free interest rate	2.02%	1.92%	4.83%
Expected dividend yield	1.06%	1.63%	1.64%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on the Company's historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Expected dividend yield is based on the Company’s announced dividends each period during the term of the option.

The following table summarizes the stock option activity for all plans for the six months ended December 31, 2009 and 2008 (unaudited):

	2009				2008
	Number of	Weighted	Weighted	Aggregate	Number of	Weighted
	Options	Average	Average	Intrinsic	Options	Average
		Exercise	Remaining	Value		Exercise
		Price	Contractual	(in thousands)		Price
			Term
Outstanding at beginning of period	675,336	$11.99	6.8 years	$690	804,417	$14.68
Granted	175,000	7.52			-	-
Exercised	-	-			(36,970)	9.10
Cancelled/forfeited	(102,295)	20.82			(71,699)	9.90
Outstanding at end of period	748,041	9.75	7.9 years	481	695,748	15.46
Ending vested and expected to vest	739,076	9.68	7.9 years	453
Exercisable as of December 31, 2009	322,890	12.45	6.3 years	176
Exercisable as of December 31, 2008	529,835	13.87	3.0 years	$296

The following table summarizes the stock option activity for all plans for the twelve months ended June 30, 2009 and 2008:

	2009				2008
	Number of	Weighted	Weighted	Aggregate	Number of	Weighted
	Options	Average	Average	Intrinsic	Options	Average
		Exercise	Remaining	Value		Exercise
		Price	Contractual	(in thousands)		Price
			Term
Outstanding at beginning of period	804,417	$14.68	3.4 years	$1,947	805,806	$10.06
Granted	368,000	5.56			231,000	24.43
Exercised	(154,651)	3.86			(146,000)	4.58
Cancelled/forfeited	(342,430)	15.06			(86,389)	14.79
Outstanding at end of period	675,336	11.99	6.8 years	690	804,417	14.66
Exercisable as of June 30, 2009	299,127	16.85	3.8 years	144
Exercisable as of June 30, 2008	565,685	12.65	2.8 years	1,844

The total intrinsic value of options exercised during the six months ended December 31, 2008 and the twelve months ended June 30, 2009 and 2008 was $59,000 (unaudited), $279,000, and $1,050,000, respectively.

The following table summarizes non-vested stock activity for all stock option plans during the six months ended December 31, 2009:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested balance, beginning of period	376,209	$4.00
Granted	175,000	3.51
Vested	(126,058)	3.89
Forfeited	—	—

Nonvested balance, end of period	425,151	3.83

As of December 31, 2009, the total future compensation expense related to nonvested options not yet recognized in the consolidated statements of operations was approximately $1,806,000 and the weighted-average period over which these awards are expected to be recognized is approximately 17 months.

Restricted Stock

During the six months ended December 31, 2009 and the twelve months ended June 30, 2009, the Company granted 21,000 and 108,000 shares of restricted stock to the Company's employees and directors under the 2003 Equity Incentive Plan, respectively. The restricted stock has one, two, or three-year vesting periods during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the dates of grant made during the six months ended December 31, 2009 and the twelve months ended June 30, 2009 was $6.89 and $12.15 per share, respectively. The following table summarizes the restricted stock activity for the six months ended December 31, 2009 and for the twelve months ended June 30, 2009:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock outstanding as of June 30, 2008	—	$—
Granted	108,000	12.15
Vested	(49,849)	12.15
Forfeited	(33,099)	12.15
Restricted stock outstanding as of June 30, 2009	25,052	12.15
Granted	21,000	6.89
Vested	(16,749)	12.15
Forfeited	—	—
Restricted stock outstanding as of December 31, 2009	29,303	9.15

6.             Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008

Current income tax provision (benefit):
Federal	$(123)	$9,564	$4,451	$367
State and local	96	14	100	206
Foreign	(175)	—	—	6

Current income tax provision (benefit)	(202)	9,578	4,551	579

Deferred income tax provision (benefit):
Federal	1,015	639	992	1,643
State and local	59	113	138	817
Foreign	(235)	—	—	—

Deferred income tax provision	839	752	1,130	2,460

Total income tax provision	$637	$10,330	$5,681	$3,039

The income tax provision attributable to income (loss) before income tax provision for the six months ended December 31, 2009 and 2008 and for the twelve months ended June 30, 2009 and 2008 differed from the amounts computed by applying the U.S. federal statutory tax rate of 35% as a result of the following (in thousands):

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Computed “expected” income tax provision (benefit)	$688	$(2,554)	$(651)	$2,163
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision (benefit), net of federal effect	103	(312)	154	327
Changes in state NOL apportionments	—	—	—	339
Change in the valuation allowance for deferred income tax assets	81	3,036	5,124	—
Settlements	(235)	—	795	—
Uncertain tax positions	15	9,098	—	—
Other, net	(15)	1,062	259	210

Income tax provision	$637	$10,330	$5,681	$3,039

As of December 31, 2009, June 30, 2009 and June 30, 2008, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2009		As of June 30, 2009		As of June 30, 2008
	Current	Non-current	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$808	$—	$1,584	$—	$982	$—
Deferred revenue	1,412	—	1,312	—	1,609	—
Net operating loss carryforwards	—	3,073	—	7,852	3,036	520
Foreign tax credits	—	1,064	—	1,407	—	2,298
AMT credit	—	—	—	—	—	605
Stock-based compensation	—	1,744	—	1,555	—	1,233
Other	—	212	—	230	—	117
Subtotal	2,220	6,093	2,896	11,044	5,627	4,773
Valuation allowance	—	(546)	—	(5,670)	—	—
Total deferred income tax assets	2,220	5,547	2,896	5,374	5,627	4,773

Deferred income tax liabilities:
Property and equipment	—	(121)	—	(71)	—	(37)
Prepaid expenses and other	(1,211)	(128)	(725)	(328)	(1,736)	(351)
Total deferred income tax liabilities	(1,211)	(249)	(725)	(399)	(1,736)	(388)

Net deferred income tax assets	$1,009	$5,298	$2,171	$4,975	$3,891	$4,385

During the fiscal year ended June 30, 2002, the Company experienced a change in ownership, as defined by the Internal Revenue Code (“IRC”) under Section 382 (for a more detailed discussion regarding the change in ownership, refer to the discussion below regarding the settlement with the IRS).  A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders.  As a result of this ownership change, and in reaching a settlement with the IRS regarding this ownership change, the Company has determined that its annual limitation on the utilization of its NOL carryforwards is approximately $461,000 per year.  As of June 30, 2009, for federal tax purposes, the Company will only be able to utilize $5,761,000 of its NOL carryforwards and will forgo utilizing $14,871,000 of its NOL carryforwards.  As a result of the determination that the Company will not be able to utilize certain of its NOL carryforwards the Company will no longer account for these NOL carryovers in its deferred tax assets and will only account for the NOL carryforwards that will not expire unutilized as a result of the restrictions of IRC section 382.

As of December 31, 2009, the Company has NOL, research and development, and foreign tax credit carryforwards for U.S. federal income tax reporting purposes of approximately $6,044,000, $49,000, and $1,064,000, respectively.  The NOLs will begin to expire in 2020 through 2022, the research and development credits will begin to expire in 2030 through 2033, and the foreign tax credits will begin to expire in 2017 through 2019, if not utilized.

The Company also has state NOL and research and development credit carryforwards of approximately $8,750,000 and $19,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

The Company also has foreign NOL carryforwards of approximately $242,000, which begin to expire in 2019.

Accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized.  A valuation allowance was recorded in fiscal 2009 as a result of the settlement with the IRS on the utilization of the Company’s pre-ownership change NOL carryforwards.  A valuation allowance has also been recorded on certain of the Company’s state NOL carryovers for the six months ended December 31, 2009 that the Company believes it will not be able to utilize before the carryforwards expire.

The net change in the Company’s valuation allowance was a decrease of $5,124,000 for the six months ended December 31, 2009 and an increase of $5,670,000 for the twelve months ended June 30, 2009.

Accounting guidance clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Although the Company believes its estimates are reasonable, there can be no assurance that the final tax outcome of these matters will not be different from that which the Company has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision and operating results in the period in which it makes such determination.

The aggregate changes in the balance of unrecognized tax benefits during the six months ended December 31, 2009 and the twelve months ended June 30, 2009 were as follows (in thousands):

Balance as of June 30, 2008	$161
Increases for tax positions related to the current year	43
Increases for tax positions related to the prior years	8,700
Decreases for tax positions related to prior years	––
Settlements	(8,700)
Reductions due to lapsed statute of limitations	(75)
Balance as of June 30, 2009	$129
Increases for tax positions related to the current period	11
Increases for tax positions related to the prior years	––
Decreases for tax positions related to prior years	––
Settlements	––
Reductions due to lapsed statute of limitations	––
Balance as of December 31, 2009	$140

As of December 31, 2009, the Company has unrecognized tax benefits of $140,000, which if recognized, would reduce the Company’s effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $28,000, $22,000 and $29,000 as of December 31, 2009, June 30, 2009 and 2008, respectively.

The Company’s U.S. federal income tax returns for fiscal 2006 through 2009 are open tax years. The IRS recently completed its audit of fiscal years 2005 through 2007. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2006.

A settlement with the IRS in 2009 related to the following items:

●
the deductibility, under the provisions of Internal Revenue Code Section 274 (“Section 274”), of 50% of the cost of meals provided to attendees at the Company’s preview and workshop training sessions. The settlement reached with the IRS appeals office allows the Company to deduct 100% of all meals provided to attendees at both the preview and workshop training sessions. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

●
limitations imposed by Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of the Company’s formation through fiscal 2002, it issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s pre-ownership change NOL carryovers are subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years (until those NOLs expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). The Company had previously determined it had sufficient built-in gains to offset future income without limitation. As a result of the settlement reached with the IRS, the Company conceded that the fiscal 2002 ownership change resulted in a Section 382 limitation of $461,000 per year and that there were not sufficient built-in gains to offset future income. Based on this settlement, the Company  has determined that it is more likely than not that approximately $14,871,000 of its federal NOL carry forwards will expire unutilized.

●
the IRS argued to re-open the Company’s income tax returns for the fiscal years ended June 30, 2004 and 2003, both of which are closed from examination. The IRS argued that under Section 481(a) there was a change in “method of accounting” with respect to the Company’s recognized built-in-gains described above. As part of the settlement, the IRS appeals office found no merit to the assertion that Section 481(a) can be applied to the fiscal 2004 and 2003 tax returns. Therefore, no liabilities are recognized in the consolidated financial statements related to this issue.

7.             Note Payable

As of June 30, 2009, the Company had a collateralized note payable of $115,000. The note was collateralized by certain computer equipment. In November 2009, the Company paid the debt in full.

8.             Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2009	June 30, 2009	June 30, 2008
Customer service returns allowance	$1,387	$1,181	$488
Other	3,201	5,076	5,126
Total	$4,588	$6,257	$5,614

9.             Intangible Assets

On June 29, 2007, the Company purchased certain advertising lists for $1,276,000. On June 30, 2008, the Company purchased an additional $833,000 in advertising lists. The Company has historically rented these lists for use in the Company’s direct advertising campaigns. The Company has the right to lease these lists to other third parties. The Company amortizes the advertising lists over six years on an accelerated basis. The net carrying amount of intangible assets and future estimated amortization expense is as follows (in thousands):

	December 31, 2009	June 30, 2009	June 30, 2008
Advertising list	$2,109	$2,109	$2,109
Less accumulated amortization	(903)	(709)	(278)
Total	$1,206	$1,400	$1,831

Year ending December 31,	Amounts

2010	$369
2011	328
2012	283
2013	178
2014	48
Total	$1,206

10.           Commitments and Contingencies

Operating Leases

The Company leases certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2014. The operating leases for the Company’s corporate offices and training center facility contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2009, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,	Amounts
2010	$1,569
2011	1,603
2012	1,643
2013	1,318
2014	-
Total	$6,133

Rental expense for the six months ended December 31, 2009 and 2008 and the twelve months ended June 30, 2009 and 2008 was approximately $667,000, $953,000 (unaudited), $1,881,000, and $952,000, respectively.

Consulting and Advertising Agreements

The Company has entered into certain consulting and advertising agreements expiring at various dates through 2011. Future aggregate minimum obligations under consulting and advertising agreements as of December 31, 2009 as follows (in thousands):

Year ending December 31,	Amounts
2010	$365
2011	90
Total	$455

Legal Proceedings

On October 9, 2007, the Federal Court of Australia New South Wales District Registry (the Court) set a hearing on a request for an injunction by the Australian Competition and Consumer Commission (ACCC). The ACCC sought a temporary injunction barring the Company from conducting business in Australia until such time as a permanent injunction is entered which would require certain actions on the part of the Company. The ACCC has alleged that the Company failed to comply with the terms of a previous agreement by: (i) failing to have notified the ACCC of seminars which were being held in Australia; (ii) failing to provide copies of tapes of seminars to the ACCC which were requested; (iii) failing to notify purchasers of the three-day cooling-off period (right to rescind); and (iv) failing to provide certain disclosures relating to the software, which were enumerated in the previous agreement.  The ACCC also alleged that the prior sales offer used by the Company in its Workshops, whereby the Company compared the price of the software package sold at the Workshop to a list price available to attendees for 90 days (the "90 day offer") was deceptive. The Company admitted that it did not notify the ACCC, in a timely manner, of seminars which were previously held due to the failure of a former employee of the Company. Additionally, the Company also admitted that it was not able to provide one of several tapes requested by the ACCC. The Company disputed that it had failed to notify customers of the cooling-off period or to provide the specified disclosures. The Company also disputed that the 90 day offer was deceptive. The Court found that the Company did breach some of the terms of the previous agreement regarding the notification and the tapes. The Court also was not certain if all disclosures regarding the software were made in the terms required by the previous agreement. The Court declined to enter an injunction which barred the Company from conducting business in Australia. Consequently, the Company was not required to cancel any scheduled workshops, and has continued to transact sales in Australia. The Court did require certain disclosures on the part of the Company and required compliance with the previous agreement. The Court indicated failure to follow the Court’s requirements could be deemed contempt. On December 1, 2009, the parties agreed to a settlement which made permanent the temporary Orders. The Company agreed to reimburse purchasers for any claims they may make with the ACCC and pay costs and fees to the ACCC up to December 1, 2009. The Company has agreed to a total payment of   $823,000 which has been paid to accomplish the refunds and reimbursement of costs and fees.  The Court has taken the matter of the 90 day offer under advisement. Regardless of the judgment by the Court, the Company is not liable for any further customer refunds in this action. There may be an award of fees for actions undertaken by the ACCC after December 1, 2009, but that amount (if any) should be minimal as the Court indicated it would make its ruling based on the written record.

On August 4, 2008, the Company and the State of North Carolina agreed to a Consent Judgment (“North Carolina Judgment”). The North Carolina Judgment was a consequence of a preliminary injunction order (the “Order”) entered in the State of North Carolina. The Order required that the Company not market or sell in the State of North Carolina. In the North Carolina Judgment, the Company agreed to pay fees totaling $90,000. The Company also agreed that it would refund any customers in the State of North Carolina who filed claims within 60 days of entry of the North Carolina Judgment. The claim had to include a declaration issued under penalty of perjury that the customer had been unable to activate a website and get it fully operational. The State of North Carolina also notified certain customers of the right to the refund. As a result of the North Carolina Judgment, the injunction issued under the Order was lifted and the Company was permitted to immediately schedule seminars in the State of North Carolina. There was no finding that the Company is a seller of a “Business Opportunity.” The Company also agreed to certain actions intended to clarify the business practices of the Company. The North Carolina Judgment does not otherwise limit the Company’s ability to conduct business in the State of North Carolina. The Company received a substantial number of claims which included an untrue (according to the records of the Company) declaration under penalty of perjury that the customer attempted to activate a website and also attempted to contact customer service. The Company notified the State of North Carolina that it did not believe it was obligated to pay claims made under penalty of perjury which were not factually accurate. On August 10, 2009, the North Carolina Court entered an Order requiring the Company to pay all claims filed, the North Carolina Court ruling that the filing of the declaration was determinative not the truth of the statement made under penalty of perjury. The Company has filed a notice of appeal of the August 10, 2009 order. The Company also may file actions against those who filed false declarations. The Company has reserved the amounts paid by customers who filed the false claims. On January 29, 2010, the Company and the North Carolina Attorney General agreed to resolve the issue of the disputed claims. The Company has agreed to allow reimbursements of the disputed claims of approximately $900,000. The Attorney General is waiving any right to fees and costs as well as interest they claim owed to the people who filed claims. The parties are awaiting the Court dismissing the action based on the settlement.

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

 On January 13, 2010, the Court of Shelby County, Tennessee For The 30th Judicial District at Memphis entered a final Order approving settlement in a consumer class action lawsuit. The settlement stems from a 2008 arbitration action known as Lyle Hill, on behalf of himself and all others similarly situated, v. iMergent, et.al. which claimed the Company through its StoresOnline division engaged in deceptive sales practices and sold defective software. The approved settlement is on a "claims made" basis and requires supporting documentation with the claim. The settlement resolves all claims of purchasers who do not choose to opt out of the class action settlement, which includes purchasers prior to January 1, 2009.

 Under the terms of the settlement purchasers who can establish they activated their software, spent a minimum of 23 hours working with the software including working with customer service but could not develop a web site may be entitled to a refund of up to $1,254.  All other customers will be entitled to compensation which includes either the development of a website(s) or discounts on the development of websites. The settlement has been funded in part from the Company’s E&O policy and in part from reserves made in previous quarters.

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

The Company has recorded a liability of approximately $1,079,000, $2,182,000 and $1,460,000 as of December 31, 2009, June 30, 2009 and June 30, 2008, respectively, for estimated losses resulting from various legal proceedings against the Company. Attorney fees associated with the various legal proceedings are expensed as incurred. The Company also is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these other cases will not have a material adverse effect on its business, financial position, or results of operations.

11.           Stockholders’ Equity

On September 4, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of the Company’s common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. The Company’s share purchase program was originally announced on September 5, 2006. The Company expects to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time. During the six months ended December 31, 2008 and the twelve months ended June 30, 2009 and 2008, the Company repurchased 109,100 (unaudited), 109,100,  and 948,297 shares of common stock for $734,000 (unaudited), $734,000, and $12,580,000, respectively. As of December 31, 2009, $42,940,000 remained of the $70,000,000 approved repurchase amount.

12.           Employee Benefit Plan

The Company has established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. The Company may make discretionary profit-sharing contributions. The Company began making contributions to the plan in July 2006. For the six months ended December 31, 2009 and 2008 and for the twelve months ended June 30, 2009 and 2008, the Company contributed approximately $155,000, $172,000 (unaudited), $339,000, and $336,000 to the retirement savings plan, respectively.

13.           Segments

Management has chosen to organize the Company around differences in products and services.  In the twelve months ended June 30, 2009, iMergent introduced two new segments into the market named Crexendo Business Solutions and Crexendo Network Services.  Crexendo Business Solutions generates revenue from managing eCommerce or lead generation offerings, web sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services is currently in the development stage and will market to the data and telecommunications industry.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Segment revenue and operating income (loss) was as follows (in thousands):

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Revenue:
StoresOnline	$35,589	$54,120	$94,411	$128,048
Crexendo Business Solutions	127	––	––	––
Crexendo Network Services	––	––	––	––
Consolidated	$35,716	$54,120	$94,411	$128,048

	Six Months Ended December 31,		Twelve Months Ended June 30,
	(audited)	(unaudited)	(audited)
	2009	2008	2009	2008
Operating Income (Loss):
StoresOnline	$591	$(10,189)	$(7,427)	$(3,253)
Crexendo Business Solutions	(904)	––	(253)	––
Crexendo Network Services	(210)	––	(199)	––
Consolidated	$(523)	$(10,189)	$(7,879)	$(3,253)

Crexendo Network Services is a development stage company. Since the inception of Crexendo Network Services in March 2009 through December 31, 2009, this segment has incurred $409,000 in expenses.

14.          Subsequent Events

In February 2010, the Company completed the purchase of the assets of CastleWave, LLC for $250,000 in cash, 20,000 shares of stock, and future payments under a three year earn out of revenue from the existing customer base and existing sales channel.

15.           Quarterly Financial Information (unaudited)

	Six months ended December 31, 2009
	For the three months ended
	September 30,	December 31,
	2009	2009
	(In thousands, except per share data)
Revenues	$17,378	$18,338
Cost of product and other revenues	5,583	6,025
Selling and marketing	7,904	8,487
General and administrative	3,601	3,595
Research and development	503	541
Loss from operations	(213)	(310)
Total other income	1,313	1,178
Income before income taxes	1,100	868
Income tax provision	(382)	(255)
Net income	$718	$613

Basic net income per common share	$0.06	$0.06
Diluted net income per common share	$0.06	$0.06

	Twelve months ended June 30, 2009
	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
	(In thousands, except per share data)
Revenues	$27,266	$26,854	$20,921	$19,370
Cost of product and other revenues	8,367	9,436	5,802	5,533
Selling and marketing	17,066	17,580	9,336	8,452
General and administrative	4,512	6,267	4,051	3,711
Research and development	583	497	515	582
Income (loss) from operations	(3,262)	(6,926)	1,217	1,092
Total other income	1,644	1,246	1,561	1,567
Income (loss) before income taxes	(1,618)	(5,680)	2,778	2,659
Income tax benefit (provision)	(5,881)	(4,450)	(1,226)	5,876
Net income (loss)	$(7,499)	$(10,130)	$1,552	$8,535

Basic net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.75
Diluted net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.74

	Twelve Months ended June 30, 2008
	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
	(In thousands, except per share data)
Revenues	$32,462	$38,916	$27,557	$29,113
Cost of product and other revenues	11,704	12,281	6,737	7,433
Selling and marketing	18,210	20,985	14,482	16,110
General and administrative	5,479	5,280	5,014	5,474
Research and development	479	513	587	534
Income (loss) from operations	(3,410)	(143)	737	(438)
Total other income	2,372	2,634	2,258	2,171
Income (loss) before income taxes	(1,038)	2,491	2,995	1,733
Income tax benefit (provision)	238	(844)	(1,253)	(1,179)
Net income (loss)	$(800)	$1,647	$1,742	$554

Basic net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05
Diluted net income (loss) per common share	$(0.07)	$0.14	$0.15	$0.05

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the six month and twelve month periods presented due to rounding.

iMERGENT, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts
Six Months Ended December 31, 2009 and
Twelve Months Ended June 30, 2009 and 2008

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
Six Months ended December 31, 2009	(in thousands)
Allowance for doubtful accounts receivable	$14,107	$17,616	$(14,014)	$17,709
Deferred income tax asset valuation allowance	5,670	—	(5,124)	546
Tweleve Months ended June 30, 2009
Allowance for doubtful accounts receivable	18,583	24,448	(28,924)	14,107
Deferred income tax asset valuation allowance	—	5,670	—	5,670
Twelve Months ended June 30, 2008
Allowance for doubtful accounts receivable	17,514	24,144	(23,075)	18,583
Deferred income tax asset valuation allowance	—	—	—	—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.  Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year.

 This Form 10-KT does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 59 of this Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Number

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6	Lease Agreement dated as of March 18, 2008 by and between iMergent, Inc. and Canyon Park Management Company	10-Q	5/6/08	10.1
21.1	Subsidiaries of iMergent, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
_______________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

Date: March 2, 2010	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2010	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer, Director

Date: March 2, 2010	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson
Chief Financial Officer and Principal Accounting Officer

Date: March 2, 2010	By:	/s/ Todd Goergen
Todd Goergen
Chairman of the Board of Directors

Date: March 2, 2010	By:	/s/ Craig Rauchle
Craig Rauchle
Director

Date: March 2, 2010	By:	/s/ Robert Kamm
Robert Kamm
Director

Date: March 2, 2010	By:	/s/ David Williams
David Williams
Director

Date: March 2, 2010	By:	/s/ Anil Puri
Anil Puri
Director