Form 10-Q
period 2010-03-31
IMERGENT INC
filed 2010-05-04
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277
_______________________________

iMergent, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10201 South 51st Street, Suite A-265 Phoenix, AZ	85044
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 11,448,847.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	4
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	5
	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2010	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	7
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$20,220	$21,549
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $11,407
as of March 31, 2010 and $11,827 as of December 31, 2009	13,005	14,162
Inventories	372	243
Income taxes receivable	857	387
Deferred income tax assets, net	243	1,009
Prepaid expenses and other	2,978	2,988
Total Current Assets	38,763	41,426

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $6,832
as of March 31, 2010 and $5,882 as of December 31, 2009	6,988	6,264
Property and equipment, net	1,663	1,446
Deferred income tax assets, net	5,808	5,298
Intangible assets, net	1,315	1,206
Goodwill	616	-
Merchant account deposits and other	284	302
Total Assets	$55,937	$56,442

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,339	$3,154
Accrued expenses and other	4,421	4,588
Dividend payable	229	229
Income taxes payable	-	24
Deferred revenue, current portion	14,208	15,827
Total Current Liabilities	22,197	23,822

Deferred revenue, net of current portion	7,100	6,447
Other long-term liabilities	434	191
Total Liabilities	29,731	30,460

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,457,147 shares outstanding as of March 31, 2010 and 11,446,320 shares outstanding
as of December 31, 2009	11	11
Additional paid-in capital	53,134	53,033
Accumulated deficit	(26,939)	(27,062)
Total Stockholders' Equity	26,206	25,982

Total Liabilities and Stockholders' Equity	$55,937	$56,442

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)
	Three Months Ended March 31,
	2010	2009

Revenue	$17,094	$20,921

Operating expenses:
Cost of revenue	5,097	5,802
Selling and marketing	8,874	9,336
General and administrative	3,466	4,051
Research and development	538	515
Total operating expenses	17,975	19,704

Income (Loss) from operations	(881)	1,217

Other income (expense):
Interest income	1,188	1,627
Interest expense	(1)	(3)
Other expense, net	(58)	(63)
Total other income, net	1,129	1,561

Income before income tax provision	248	2,778

Income tax provision	(125)	(1,226)

Net income	$123	$1,552

Net income per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14

Dividends per common share:	$0.02	$0.02

Weighted average common shares outstanding:
Basic	11,423,649	11,366,853
Diluted	11,495,901	11,426,307

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2010
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	11,446,320	$11	$53,033	$(27,062)	$25,982
Expense for stock options granted to employees	-	-	267	-	267
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $3	827	-	13	-	13
Stock issued for acquisition	20,000		117		117
Dividends declared	-	-	(229)	-	(229)
Repurchase of common stock	(10,000)	-	(67)	-	(67)
Net income	-	-	-	123	123
Balance, March 31, 2010	11,457,147	$11	$53,134	$(26,939)	$26,206

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123	$1,552
Adjustments to reconcile net income to net
cash used for operating activities:
Depreciation and amortization	343	369
Expense for stock options issued to employees	267	379
Tax benefit upon issuance of common stock	(3)	-
Deferred income tax provision	256	1,016
Changes in assets and liabilities net of effects from acquisition:
Restricted cash	-	(1,600)
Trade receivables	434	4,313
Inventories	(129)	32
Income taxes receivable	(470)	-
Prepaid expenses and other	10	(155)
Merchant account deposits and other	20	14
Accounts payable, accrued expenses and other	(355)	(1,546)
Income taxes payable	(21)	44
Deferred revenue	(966)	(4,542)
Other long-term liabilities	(2)	48
Net cash used for operating activities	(493)	(76)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(370)	(52)
Acquisition of company	(250)	-
Proceeds from sale of available-for-sale securities	-	2,900
Net cash provided by (used for) investing activities	(620)	2,848

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	13	269
Principal payments on note payable	-	(48)
Dividend payments	(229)	(227)
Net cash used for financing activities	(216)	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,329)	2,766

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,549	18,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,220	$21,528

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	1	3
Income taxes	355	31
See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$229	$228
Repurchase of common stock included in accrued liabilities	67	-
Purchase of property and equipment with accounts payable	74	-
Acquisition of company with stock	117	-
Contingent consideration related to acquisition	479	-

During 2010, iMergent, Inc. entered into an asset purchase agreement with CastleWave, LLC to purchase their assets for total consideration of $846,000.  The total consideration included a contingent consideration of approximately $479,000 based upon revenue generated through CastleWave’s sales channels, restricted stock of $117,000, and cash of $250,000.  The purchase price was preliminarily allocated to a non-compete agreement for $60,000, technical know-how for $60,000, customer list for $98,000, other assets for $12,000 and goodwill for $616,000.  See summary below (in thousands):

Fair value of assets acquired (including goodwill of $616,000)	$846
Cash paid	(250)
Stock issued	(117)
Estimated value of contingent consideration	(479)
Liabilities assumed	None

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - iMergent, Inc. is incorporated in the state of Delaware. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., together with its wholly-owned subsidiaries. We are an eServices company that provides eCommerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small, medium, and large enterprises. Our services are designed to help decrease the risks associated with eCommerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of iMergent, Inc. and its wholly owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  In February 2010 we acquired the assets of Castlewave LLC for total consideration of approximately $846,000.  Accordingly, we have included the results of operations for Castlewave as of the date of acquisition (Note 6).  We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-KT for the period ended December 31, 2009.  Results of the three months ended March 31, 2010 do not necessarily indicate the results we expect for the period ending December 31, 2010 or any other future period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets it serves, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Seasonality - Our revenue is subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.

Significant Accounting Policies – We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-KT for the period ended December 31, 2009.  In January 2010 we changed the contract associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription will be assessed an additional activation fee of $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60 days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  Concurrent with this change, all new contracts include provisions such that customers will have 60 days to activate their Avail 24/7 subscription.  Any customer activating after the 60 day period will be required to pay the additional $34.95 activation fee.

Recently Adopted Accounting Pronouncements – On January 1, 2010, the Company adopted new accounting guidance on Fair Value Measurements and Disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its unaudited condensed consolidated financial statements at March 31, 2010.

On January 1, 2010, the Company adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This standard will not have an impact on the Company’s financial condition and results of operations at March 31, 2010.

Recent Accounting Pronouncements Not Yet Adopted - In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Comprehensive Income - There are no components of other comprehensive income other than net income for the three months ending March 31, 2010 and 2009.

Significant Customers – No customer accounted for 10% or more of total net revenue or total accounts receivable in the three months ended March 31, 2010 or 2009.

(2)	Dividends

During the three months ended March 31, 2010 and 2009, the Company’s board of directors declared the following cash dividends:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009

(3)Computation of Net Income Per Common Share

We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period.  We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilutive common shares include shares issuable upon the exercise of stock options and restricted shares.

We include stock options and restricted shares with combined exercise prices, unrecognized compensation expense and tax benefits that are less than the average market price for our common stock in the calculation of diluted net income per share.  We exclude stock options with combined exercise prices, unrecognized compensation expense and tax benefits that are greater than the average market price for our common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated:

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net income (in thousands)	$123	$1,552

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,456,445	11,366,853
Weighted-average restricted shares held in escrow	(32,796)	-
Weighted-average basic shares outstanding	11,423,649	11,366,853
Employee stock options	61,907	59,454
Dilutive restricted shares held in escrow	10,345	-

Diluted shares outstanding	11,495,901	11,426,307
Net income per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 500,110 and 526,901 for the three months ended March 31, 2010 and 2009, respectively.

The Company granted 15,000 options during the quarter ended March 31, 2010. The options have a four-year vesting period during which the recipient must remain employed with the Company or its subsidiaries.

During the quarter ended March 31, 2010, the Company granted 20,000 shares of restricted stock as part of a business combination (Note 6).  The restricted stock vested immediately and is restricted for a period of one year.

(4)	Income Taxes

Our effective tax rate for the three months ended March 31, 2010 and March 31, 2009 was 50% and 44%, respectively, which resulted in a provision for income taxes of approximately $125,000 and $1,226,000, respectively.  The increase in the effective income tax rate for the first quarter of 2010, when compared to the prior year’s first quarter, was primarily related to the expiration of the federal research and development credit.

(5)	Fair Value Measurements

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

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2010 (in thousands):

		Fair value measurement at reporting date using
Description	As of March 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,220	$20,220	$—	$—
Contingent consideration	479	—	—	479
Total	$20,699	$20,220	$—	$479

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
related
earn-out
Balances as of December 31, 2009	$—
Realized gain (loss) included in earnings	—
Unrealized gain (loss) included in other	—
comprehensive income
Purchases, sales and settlements, net	479
Interest accrued (received), net	—
Transfers in and/or (out) of Level 3	—
Balances as of March 31, 2010	$479

During the three months ended March 31, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates as of March 31, 2010 and December 31, 2009 as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash Equivalents	$12,324	$12,324	$18,989	$18,989
Trade Receivables	19,993	19,724	20,426	20,071
Certificate of Deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(6)	Acquisition

On February 9, 2010 we acquired all of the assets of Castlewave LLC for total consideration of $846,000.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $479,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date.  The value of the contingent consideration is valued on a recurring basis and any change goes through the income statement. Castlewave is a provider of online marketing services with offices in both New York, New York and Provo, Utah.  We acquired Castlewave to expand our online marketing services capabilities and to add a sales office in the New York metropolitan area.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired based on their estimated fair values on the date of acquisition.  The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  We recorded the excess of purchase price over the aggregate fair values as goodwill.  Using information available at the time the acquisition closed, we preliminarily allocated approximately $12,000 of the purchase price to tangible assets and approximately $218,000 of the purchase price to identified intangible assets.  We recorded the excess purchase price of approximately $616,000 as goodwill, all of which is deductible for income tax purposes.  The identified intangible assets are being amortized over a weighted average life of three years.

We have included Castewave’s results of operations in our consolidated results of operations from the date of acquisition.  Pro forma disclosures of Castlewave’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our consolidated results of operations.

(7)	Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.   There have been no material changes to current legal events as outlined in the last 10-KT for the six months ended December 31, 2009.

We have recorded a liability of approximately $150,000 and $1,079,000 as of March 31, 2010 and December 31, 2009, respectively, for estimated losses resulting from various legal proceedings against us. Attorneys fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on its business, financial position, or results of operations.

(8)           Restricted Cash

We classified $1,088,000 as restricted cash as of March 31, 2010 and December 31, 2009, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted for use in our operations.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(9)	Segment Information

Management has chosen to organize the Company around differences in products and services.  Crexendo Business Solutions generates revenue from managing eCommerce or lead generation offerings, web sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services is currently in the development stage and is expected to market data and telecommunication services.  We intend for StoresOnline to continue to offer businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (“SOHO”) customers.

Segment revenue and operating income (loss) was as follows (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue:
StoresOnline	$16,852	$20,921
Crexendo Business Solutions	242	––
Crexendo Network Services	––	––
Consolidated revenue	$17,094	$20,921

	Three Months Ended March 31,
	2010	2009
Operating Income(Loss):
StoresOnline	$1,893	$3,831
Crexendo Business Solutions	(384)	(19)
Crexendo Network Services	(209)	(13)
Total segment operating income	$1,300	$3,799
Unallocated corporate items:
Share-based compensation expense	267	381
Other common expenses	1,914	2,201
Total unallocated corporate items	2,181	2,582
Total operating income (loss) from continuing operations	$(881)	$1,217

Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. The costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by the cost of a mutually beneficial activity. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. These cost allocations were not material in any period presented.  Certain other corporate-level activity is not allocated to our segments, including costs of: option expense; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development that is not specifically identifiable to a business segment; and depreciation.

Crexendo Network Services is a development stage company. Since the inception of Crexendo Network Services in March 2009 through March 31, 2010, this segment has incurred approximately $618,000 in expenses.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(10)           Related Party

On April 7, 2010, Steven G. Mihaylo, Chief Executive Officer, purchased property we held for sale for $210,000, which represented management’s best estimate of the fair market value of the property.  There was no gain or loss on the transaction.

(11)           Subsequent Events

 No significant events, except as noted in “Note 10,” have occurred subsequent to March 31, 2010.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's discussion and analysis of financial condition and results of operations” and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-KT for the period ended December 31, 2009. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly-owned subsidiaries.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of iMergent, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated statements and the accompanying notes to the financial statements set forth in the report (the “Notes”).

Sources of Revenue

We generate revenue by developing, licensing, training and supporting eServices technology, and a variety of web-based technologies and resources, including search engine optimization and search engine management services to entrepreneurs and small, medium, and large enterprises.  Our eServices offering leverages both industry and client best practices that are designed for Internet merchants. Our services are also designed to help decrease the risks associated with eServices implementation by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to remain an eServices provider focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, the UK, Australia, New Zealand, and Singapore.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through extended payment term arrangements (“EPTAs”).  In addition to sales of StoresOnline software licenses, our StoresOnline division also generates revenue from monthly web hosting fees and  commissions paid by contracted third-party companies who telemarket complementary products and services to our customer base.  As we are reliant upon sales generated through our workshop channel, for both current revenue in the form of cash collected on the initial sale of the StoresOnline software license and future revenue in the form of principal cash collected on EPTA contracts, our revenue will fluctuate based upon the quantity of sales teams we have deployed at any point in time, quantity of events held, average cash percentage of buyers at events, average number of buying units at events, average purchase price, and average sales rate at each event.  In addition to the metrics associated with our workshop events, our revenue will fluctuate with the dollar volume of collections on our receivables, because we recognize revenue upon receipt of cash from our customers and not at the time of sale.

We have historically sold our software licenses through a seminar model which has subjected us to claims by some governmental agencies that we are required to register as a seller of business opportunities, as well as raised questions about the manner in which we sell those software licenses and other products.  While we have successfully defended the claim of selling a business opportunity, except in the State of California which has a statute with different requirements than other jurisdictions, we have made changes to the manner in which we sell our software licenses and other products at our seminars in an effort to be more transparent. We do not believe our model constitutes a business opportunity, but we have the ability to adjust our model if there are changes in the law relative to selling business opportunities. Our ability to effectively align our business model with the needs of our customers will impact our future growth opportunities.

Revenue from our Crexendo Business Solutions division is generated primarily through the sale of Search Engine Optimization (“SEO”), Search Engine Management (“SEM-PPC”), Conversion Rate Optimization (“CRO”), and Website design and development services.  In addition to an upfront fee for services, we also generate recurring revenue through monthly service contracts related to these services.

Economic Factors

The unfavorable global economic environment continues to adversely affect our business during the three-month period ended March 31, 2010, as consumers and businesses continue to be conservative in their spending. Since we offer a product focused on providing a more efficient and effective use of marketing and infrastructure resources, we believe that we are well-positioned to weather the economic downturn. To the extent the global economy improves, we believe there will be new opportunities to increase our revenue. To further help weather the economic downturn during the transition period we made several adjustments to our cost structure and streamlined internal business processes.

Opportunities

Technological and product innovation has been the foundation of our long-term growth, and we intend to maintain our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs, small, medium, and large enterprises increase the effectiveness and visibility of their online presence, we have created our Crexendo Business Solutions division.  The Crexendo division offers a wide range of services, including content management software as a service, search engine optimization services, search engine management services, website and logo design services and conversion rate optimization services.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-KT for the period ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes to those critical accounting policies during the first quarter of 2010.  Senior Management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in the Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Change in Avail Contract

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription will be assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60 days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  Concurrent with this change, all new contracts include provisions such that customers will have 60 days to activate their Avail 24/7 subscription without paying the $34.95 fee.  Any customer activating after the 60 day period will be required to pay an additional $34.95 activation fee.

RESULTS OF OPERATIONS

Financial Overview

	Three months edned March 31,		$	%
In thousands except per share data	2010	2009	Change	Change

Total net revenue	$17,094	$20,921	$(3,827)	(18%)
Operating income (Loss)	(881)	1,217	(2,098)	(172%)
Net income	123	1,552	(1,429)	(92%)
Diluted net income per share	$0.01	$0.14	$(0.13)	(93%)

Current Fiscal Quarter

Total net revenue decreased 18% in the first quarter of 2010 compared with the same quarter of 2009 due to a 39% decrease in principal collected on our accounts receivable balance and a 22% decrease in commissions from third-parties as a result of fewer leads generated in the StoresOnline group.  Our Crexendo Business Solutions group generated revenue of $242,000 compared to no revenue in the same quarter in 2009.

Operating income (loss) decreased $2.1 million or 172% in the first quarter of 2010 compared with the same quarter of 2009. Revenue was $3.8 million or 18% lower while costs and expenses were $1.7 million or 12% lower in the fiscal 2010 period. The increase in costs and expenses as a percentage of revenue is attributable to a $3.1 million or 39% decrease in revenue related to principal collected on our accounts receivables.  Accounts receivables have approximately 10% in costs associated with this revenue.

Net income decreased $1.4 million or 92% in the first quarter of 2010 compared with the same quarter of fiscal 2009. Our effective tax rate for the first quarter of 2010 and 2009 was 50% and 44% respectively.

Business Segment Results

The information below is organized in accordance with our three reportable segments.  Segment operating income or loss is segment net revenue less segment cost of revenue, marketing, and operating expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.  These unallocated costs totaled $2.2 million and $2.6 million in the first quarter of 2010 and 2009 respectively.  Unallocated costs decreased in the first quarter of 2010 compared with the first quarter of 2009 due in part to a decrease in salaries and option expense as a result of a decrease in head-count from the prior year.

Revenue

StoresOnline

Revenue for the three months ended March 31, 2010 decreased 19% to $16,852,000 from $20,921,000 for the three months ended March 31, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through extended payment term arrangements (EPTAs).  Fees for our StoresOnline Software (“SOS”) licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $4,809,000 for the three months ended March 31, 2010 compared to $7,924,000 for the three months ended March 31, 2009.  The decrease in cash collected under EPTA agreements is primarily due to a decrease in our accounts receivable balance. The accounts receivable balance will increase or decrease depending upon the number of sale teams the Company has had in the prior two years, the number of customers financing, and fluctuation in sales rates.  In the past two years we have reduced the number of our sales teams and we have seen a decline in our sales rates which has resulted in our lower accounts receivables balance. Cash sales of SOS licenses at workshop and preview events decreased to $7,461,000 in the three months ended March 2010 compared to $8,427,000 in the three months ended March 31, 2009.  The decrease is attributable to: (1) The number of Internet Training Workshops conducted during the three months ended March 31, 2010 decreased 5% to 146 (including 9 that were held outside the United States) compared to 154 (none were held outside the United States) during the three months ended March 31, 2009, (2) The average number of buying units in attendance at our workshops during the three months ended March 31, 2010 decreased to 81 from 86 during the three months ended March 31, 2009.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit, (3) Approximately 26% of the buying units made a purchase at the workshops during the three months ended March 31, 2010, compared to 28% for the three months ended March 31, 2009.  As a result of the decrease in number of events, number of buying units per event, and percent purchased per event, we had approximately 1,072 fewer workshop buyers in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The result of the decrease in number of workshop buyers reduced revenue by approximately $2,153,000.  (4) Cash purchases as a percentage of total workshop purchases remained consistent at 38% for the three months ended March 31, 2010 and March 31, 2009.  (5) The number of preview buyers attending our workshops compared to the prior year quarter decreased 21%. The remaining decrease in revenue is primarily related to commissions derived from third parties which decreased 22% to $2,581,000 for the three months ended March 31, 2010 compared to $3,330,000 for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in commission from third parties as a result of fewer leads sent to third parties due to a decrease in the Company’s product and service sales. The decrease in revenue from workshops was off-set by an increase of $1,000,000 as a result of the change in the Avail 24/7 contract.

Revenue was reduced by $1,280,000 during three months ended March 31, 2009, as a result of various legal matters in the prior year quarter in which agreements were reached, or expected to be reached, allowing for customer refunds.

Crexendo Business Solutions

Revenue for the three months ended March 31, 2010 was $242,000.  We had no revenue from Crexendo Business Solutions for the three months ended March 31, 2009.  Revenue from our Crexendo Business Solutions division is generated primarily through both on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

StoresOnine

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for the three months ended March 31, 2010 decreased 14% to $4,937,000 from $5,769,000 for the three months ended March 31, 2009.  The decrease in cost of revenue is primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Crexendo Business Solutions

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended March 31, 2010 was $112,000.  We had no cost of revenue from Crexendo Business Solutions for the three months ended March 31, 2009.

Selling and Marketing

StoresOnline

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the three months ended March 31, 2010 decreased 8% to $8,559,000 from $9,279,000 for the three months ended March 31, 2009.  The decrease in selling and marketing expenses is primarily attributable to a 5% decrease in the number of Internet Training Workshops conducted during three months ended March 31, 2010 compared to three months ended March 31, 2009. Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting guidance.

Crexendo Business Solutions

Selling and marketing expenses consists primarily of salaries and benefits as well as advertising expenses.  Selling and marketing expense was $291,000 and $15,000 for the three months ended March 31, 2010 and 2009.  The large increase is related to an increase in sales teams and other sales activity.

General and Administrative

StoresOnline

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2010 decreased 28% to $1,463,000from $2,042,000 for the three months ended March 31, 2009.  The decrease is primarily due to a decrease in legal expenses of $458,000, as a result of several legal settlements in the prior year, and a decrease in finance servicing company payments of $363,000 as a result of a reduction in principal collected on our receivables portfolio.

Crexendo Business Solutions

General and administrative expenses consist of payroll and related expenses for account managers, accounting and administrative personnel.  General and administrative expenses were $224,000 and $4,000 for the three months ended March 31, 2010 and 2009.  The large increase is related to the growth of the business.

Crexendo Network Services

General and administrative expenses consist of payroll and related expenses for rent, professional fees and administrative personnel.  General and administrative expenses were $111,000 and $13,000 for the three months ended March 31, 2010 and 2009.  The large increase is related to preparation of our hosted telecom phase 1 product launch.

Interest Income

Interest income is primarily derived from our StoresOnline segment and relates to EPTA contracts, which generally carry an 18% simple interest rate. Interest income for the three months ended March 31, 2010 decreased 27% to $1,188,000 compared to $1,627,000 for three months ended March 31, 2009.  The decrease is attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During the three months ended March 31, 2010, we recorded an income tax provision of $125,000.  This compares to an income tax provision of $1,226,000 for the three months ended March 31, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates. The increase in the effective income tax rate for the first quarter of 2010, when compared to the prior year’s first quarter, was primarily related to the expiration of the federal research and development credit.

Liquidity and Capital Resources

Working Capital

As of March 31, 2010, we had working capital of $16,566,000 compared to $17,604,000 as of December 31, 2009. As of March 31, 2010, we had working capital, excluding deferred revenue, of $30,774,000 compared to $33,431,000 as of December 31, 2009. Deferred revenue balances represent historical contract sales for which the Company cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The increase in working capital and working capital excluding deferred revenue is primarily attributable to the increase in prepaid expenses as a result of direct-response advertising costs that relate to future workshops. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2010, we had $20,220,000 of cash and cash equivalents compared to $21,549,000 as of December 31, 2009. During the three months ended March 31, 2010, we used $493,000 in cash from operating activities. During the three months ended March 31, 2010, we used cash flows from investing activities of $620,000. During the three months ended March 31, 2010 we used cash of $216,000 in financing activities, primarily for the payment of dividends to stockholders.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $13,005,000 as of March 31, 2010 compared to $14,162,000 as of December 31, 2009. Long-term trade receivables, net of allowance for doubtful accounts, were $6,988,000 as of March 31, 2010 compared to $6,264,000 as of December 31, 2009. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of March 31, 2010 totaled $3,339,000, compared to $3,154,000 as of December 31, 2009. Our accounts payable as of March 31, 2010 were generally within our vendors’ terms of payment.

Capital

As of March 31, 2010, total stockholders’ equity was $26,206,000, up from $25,982,000 at December 31, 2009. In addition to net income of $123,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2010 included $267,000 in expense for options granted, $229,000 in common stock dividends, $117,000 in restricted stock issued, $67,000 in stock that was purchased.  The remaining change related to stock options exercised by employees, net of the related income tax benefit.

During the three months ended March 31, 2010 and 2009, we declared and paid a cash dividend of $0.02 and $0.02 per common share, respectively. The dividend relating to the three months ended March 31, 2010 was paid to stockholders of record as of April 5, 2010. The dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 200% for the three months ended March 31, 2010.

Common Stock Purchase

In September 2006, our board of directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, the board of directors authorized the repurchase of an additional $50,000,000 of our common stock. During the three months ended March 31, 2010, we paid $67,000 to purchase 10,000 shares of the Company’s common stock.  The common stock that was acquired by the Company will be retired.

Acquisition of CastleWave

On February 9, 2010 we acquired all of the assets of Castlewave LLC for total consideration of $846,000.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $479,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is paid out quarterly based upon a percentage of sales from CastleWave’s sale channels.   Castlewave is a provider of online marketing services and became part of our Crexendo Business Solutions segment.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – On January 1, 2010, the Company adopted new accounting guidance on Fair Value Measurements and Disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements at March 31, 2010.

On January 1, 2010, the Company adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This standard did not have a material impact on the Company’s financial condition and results of operations at March 31, 2010.

Recent Accounting Pronouncements Not Yet Adopted - In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in the foregoing MD&A are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•
our belief that our target market will increasingly look to Internet solution providers who leverage industry and customer practices, increase predictability of success of their Internet initiatives and decrease implementation risks by providing low-cost, scalable solutions with minimal lead time;

•
our belief that we can compete successfully by relying on our infrastructure, marketing strategies as well as techniques, systems and procedures, and by adding additional products and services in the future;

•
our belief that we can continue the development of our business by periodic review and revision of our methods of doing business and by continuing our expansion into domestic and international markets;

•
our belief that a key component of our business comes from a number of new, recently developed proprietary technologies and that these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses;

•	our contention that we do not offer our customers a “business opportunity” or a “franchise” as those terms are defined in applicable statutes of the states and other jurisdictions in which we operate;

•	our belief that we operate in compliance with laws concerning sales practices and more particularly that we are not obligated to offer more than a three-day right of rescission;

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

•	our expectation that the costs and expenses we incur will be insignificant as deferred revenue amounts are recognized as revenue when cash is collected.

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and Internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part II, Item 1A of this report. We also advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest and foreign exchange rates.

As of March 31, 2010, we had approximately $20,220,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the three months ended March 31, 2010 our interest income would have decreased by an immaterial amount assuming consistent levels of interest-bearing instruments.

As of March 31, 2010, we had approximately $1,262,000 of net trade receivables denominated in foreign currencies with maturity dates between 2010 and 2011. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of March 31 2010 our net trade receivable balance would have decreased by approximately $25,000.

As of March 31, 2010, we had approximately $1,340,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of March 31 2010, our cash and cash equivalents would have decreased by approximately $12,000.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to our Annual Report on Form 10-KT for the period ended December 31, 2009. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 7 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, there were no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-KT for the period ended December 31, 2009. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 7 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There are many risk factors that may our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” to our Annual Report on Form 10-KT for the period ended December 31, 2009. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KT for the period ended December 31, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  The following are details of purchases under this program for the three-month period covered by this report:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from January 1, 2010 through January 31, 2010	N/A	N/A	N/A	$42,875,000
Purchases from February 1, 2010 through February 28, 2010	N/A	N/A	N/A	$42,875,000
Purchases from March 1, 2010 through March 31, 2010	10,000	$6.73	10,000	$42,808,000
Total	10,000	$6.73	10,000	$42,808,000

(a) All shares were purchased in open-market transactions.  Our share purchase program was originally announced on September 5, 2006.  On September 4, 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.

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

iMergent, Inc.

May 4, 2010	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 4, 2010	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer