Form 10-Q
period 2010-06-30
IMERGENT INC
filed 2010-07-27
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

———————

iMergent, Inc.
(Exact name of registrant as specified in its charter)

———————

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1615 South 52nd Street, Tempe, AZ	85281
(Address of Principal Executive Offices)	(Zip Code)

(623) 242-5959
 (Registrant’s telephone number, including area code)

10201 South 51nd Street, Suite A-265, Phoenix, AZ 85044
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

The number of shares outstanding of the registrant’s common stock as of July 26, 2010 was 11,402,341.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$18,453	$21,549
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $11,383
as of June 30, 2010 and $11,827 as of December 31, 2009	12,045	14,162
Inventories	471	243
Income taxes receivable	898	387
Deferred income tax assets, net	236	1,009
Prepaid expenses and other	2,189	2,988
Total Current Assets	35,380	41,426

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $7,034
as of June 30, 2010 and $5,882 as of December 31, 2009	7,125	6,264
Property and equipment, net	3,237	1,446
Deferred income tax assets, net	5,694	5,298
Intangible assets, net	1,199	1,206
Goodwill	406	-
Other	291	302
Total Assets	$53,832	$56,442

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,748	$3,154
Accrued expenses and other	4,077	4,588
Dividend payable	229	229
Income taxes payable		24
Deferred revenue, current portion	13,551	15,827
Total Current Liabilities	20,605	23,822

Deferred revenue, net of current portion	6,930	6,447
Other long-term liabilities	259	191
Total Liabilities	27,794	30,460

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,402,341 shares outstanding as of June 30, 2010 and 11,446,320 shares outstanding
as of December 31, 2009	11	11
Additional paid-in capital	52,915	53,033
Accumulated deficit	(26,888)	(27,062)
Total Stockholders' Equity	26,038	25,982

Total Liabilities and Stockholders' Equity	$53,832	$56,442

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	17,448	19,370	34,542	40,291
Operating expenses:
Cost of revenue	5,228	5,533	10,325	11,334
Selling and marketing	8,913	8,452	17,787	17,788
General and administrative	3,634	3,711	7,100	7,762
Research and development	715	582	1,253	1,097
Total operating expenses	18,490	18,278	36,465	37,981

Income (Loss) from operations	(1,042)	1,092	(1,923)	2,310

Other income (expense):
Interest income	1,246	1,492	2,434	3,118
Interest expense	(1)	(3)	(2)	(6)
Other expense, net	(76)	78	(134)	15
Total other income, net	1,169	1,567	2,298	3,127

Income before income tax benefit (provision)	127	2,659	375	5,437

Income tax benefit (provision)	(76)	5,876	(201)	4,649

Net income	$51	$8,535	$174	$10,086

Net income per common share:
Basic	$0.00	$0.75	$0.02	$0.89

Diluted	$0.00	$0.74	$0.02	$0.88

Dividends per common share:	$0.02	$0.02	$0.04	$0.04

Weighted average common shares outstanding:
Basic	11,402,806	11,416,723	11,413,246	11,392,022
Diluted	11,419,919	11,496,482	11,439,788	11,401,717

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2010
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	11,446,320	$11	$53,033	$(27,062)	$25,982
Expense for stock options granted to employees	-	-	533	-	533
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $3	827	-	13	-	13
Stock issued for acquisition	20,000		117		117
Dividends declared	-	-	(458)	-	(458)
Repurchase of common stock	(64,806)	-	(323)	-	(323)
Net income	-	-	-	174	174
Balance, June 30, 2010	11,402,341	$11	$52,915	$(26,888)	$26,038

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$174	$10,086
Adjustments to reconcile net income to net
cash used for operating activities:
Depreciation and amortization	678	746
Expense for stock options issued to employees	533	734
Tax benefit upon issuance of common stock	(3)	-
Deferred income tax provision	377	378
Changes in assets and liabilities net of effects from acquisition:
Restricted cash	-	(605)
Trade receivables	1,257	6,960
Inventories	(228)	464
Income taxes receivable	(511)	(1,040)
Prepaid expenses and other	799	491
Other	13	48
Accounts payable, accrued expenses and other	(1,290)	(2,999)
Income taxes payable	(21)	41
Deferred revenue	(1,793)	(7,099)
Other long-term liabilities	(10)	(9,107)
Net cash used for operating activities	(25)	(902)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,053)	(138)
Acquisition of company (Note 7)	(250)	-
Proceeds from sale of available-for-sale securities	-	2,900
Net cash provided by (used for) investing activities	(2,303)	2,762

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	13	371
Purchase of common stock	(323)	-
Principal payments on note payable	-	(64)
Dividend payments	(458)	(455)
Net cash used for financing activities	(768)	(148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,096)	1,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,549	18,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,453	$20,474

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	2	-
Income taxes	356	5,334

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$229	$229
Purchase of property and equipment included in accounts payable	110	-
Acquisition of company with stock	117	-
Contingent consideration related to acquisition	269	-

                In February 2010, iMergent, Inc. entered into an asset purchase agreement with CastleWave, LLC to purchase their assets for total consideration of $636,000 (Note 7).  The total consideration included a contingent consideration of approximately $269,000 based upon estimated future revenue generated through CastleWave’s sales channels, restricted stock of $117,000, and cash of $250,000.  The purchase price was allocated to a non-compete agreement for $60,000, technical know-how for $60,000, customer list for $98,000, other assets for $12,000 and goodwill for $406,000.  See summary below (in thousands):

Fair value of assets acquired (including goodwill of $406,000)	$636
Cash paid	(250)
Stock issued	(117)
Estimated value of contingent consideration	(269)
Liabilities assumed	None

See accompanying notes.

(1)	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - iMergent, Inc. is incorporated in the state of Delaware. When we refer in this Quarterly Report on Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., together with its wholly-owned subsidiaries. We are a managed business services company that provides eCommerce technology, training, services and a variety of cost-effective cloud-based technologies and resources to entrepreneurs and small, medium, and large enterprises. Our services are designed to help decrease the risks associated with managing an entity’s online presence by providing low-cost, scalable solutions and providing support and information regarding industry developments.

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of iMergent, Inc. and its wholly owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  In February 2010 we acquired the assets of CastleWave LLC (“CastleWave”) for total consideration of approximately $636,000.  Accordingly, we have included the results of operations for CastleWave as of the date of acquisition (Note 7).  We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-KT for the period ended December 31, 2009.  Results of the six months ended June 30, 2010 do not necessarily indicate the results we expect for the period ending December 31, 2010 or any other period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Seasonality - Our StoresOnline revenue is subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-KT for the period ended December 31, 2009.  In January 2010 we changed the contract associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription will be assessed an additional activation fee of $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60 days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop.  Avail 24/7 will continue to be sold as a standalone product and customers will pay the $34.95 activation fee and these fees will be amortized over the customer life.

Recently Adopted Accounting Pronouncements – On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new authoritative guidance did not have a material impact on the our disclosures in our unaudited condensed consolidated financial statements at June 30, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe this new authoritative guidance had a material impact on the Company’s financial condition and results of operations at June 30, 2010.

Recent Accounting Pronouncements Not Yet Adopted - In October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other Comprehensive Income - There are no components of other comprehensive income other than net income for the three and six months ended June 30, 2010 and 2009.

Significant Customers – No customer accounted for 10% or more of total net revenue or total accounts receivable in the three and six months ended June 30, 2010 or 2009.

(2)	Dividends

During the three and six months ended June 30, 2010 and 2009, our board of directors declared the following cash dividends:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2010)
June 22, 2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010
(Fiscal year 2009)
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009

(3)           Computation of Net Income Per Common Share

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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (in thousands)	$51	$8,535	$174	$10,086

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,430,921	11,416,723	11,443,687	11,392,022
Weighted-average restricted shares held in escrow	(28,115)	-	(30,441)	-
Weighted-average basic shares outstanding	11,402,806	11,416,723	11,413,246	11,392,022
Employee stock options	17,113	79,759	26,542	9,695
Diluted shares outstanding	11,419,919	11,496,482	11,439,788	11,401,717
Net income per common share:
Basic	$0.00	$0.75	$0.02	$0.89
Diluted	$0.00	$0.74	$0.02	$0.88

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 559,887 and 378,247 for the three months ended June 30, 2010 and 2009, respectively, and 555,026 and 443,978 for the six months ended June 30, 2010 and 2009, respectively.

We granted 15,000 options to purchase shares of our common stock during the six months ended June 30, 2010. The options have a four-year vesting period, during which the recipient must remain employed with iMergent or its subsidiaries.

During the six months ended June 30, 2010, we granted 20,000 shares of restricted stock as part of a business combination (Note 7).  The restricted stock vested immediately and is restricted for a period of one year.

(4)	Income Taxes

Our effective tax rate for the three months ended June 30, 2010 was 59.8% which resulted in a provision of for income taxes of $76,000.  Our effective tax rate for the six months ended June 30, 2010 was 53.6% which resulted in a provision for income taxes of $201,000.  Our tax rate for the three and six months ended June 30, 2010 was unfavorable due to the Company’s permanent differences.  We had an income tax benefit for the three and six months ended June 30, 2009 primarily as a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

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

Level 3 — Unbservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets (liabilities) measured at fair value on a recurring basis are summarized below as of June 30, 2010 (in thousands):

		Fair value measurement at reporting date
Description	As of June 30, 2010	Level 1	Level 2	Level 3
Cash equivalents	$5,560	$5,560	—	—
Contingent consideration	$(254)	—	—	$(254)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Contingent
Consideration
Balances as of December 31, 2009	$—
Realized gain (loss) included in earnings	—
Unrealized gain (loss) included in other comprehensive income	—
Purchases, sales and settlements, net	254
Interest accrued (received), net	—
Transfers in and/or (out) of Level 3	—
Balances as of June 30, 2010	$254

During the six months ended June 30, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

The fair value of cash and cash equivalents approximates fair value because of the short maturity of those instruments.  The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates as of June 30, 2010 and December 31, 2009 as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$18,453	$18,453	$21,549	$21,549
Trade receivables	19,170	18,892	20,426	20,071
Certificate of deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.

(6)	Property and equipment

On June 3, 2010, we acquired a 22,000 square foot building for our corporate offices for total consideration of $1,525,000.  The fair value allocated to the land and building was $877,000 and $648,000, respectively.  The building will be depreciated over its estimated remaining life of 20 years.

(7)	Acquisition

On February 9, 2010 we acquired all of the assets of Castlewave for total consideration of $636,000.  For the quarter ended March 31, 2010, we disclosed the provisional total consideration was $846,000.  Subsequent to the acquisition, new information was obtained about facts and circumstances that existed as of the acquisition date that resulted in the Company retrospectively adjusting the provisional contingent consideration from $479,000 to $269,000 based upon estimated future revenue to be generated through CastleWave sales channels.  This retrospective decrease in contingent consideration resulted in a $210,000 decrease in goodwill.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $269,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date.  The provisional contingent consideration is valued on a recurring basis and any future change that are not measurement period adjustments will be recorded through the income statement. CastleWave is a provider of online marketing services with offices in both New York, New York and Provo, Utah.  We acquired CastleWave to expand our online marketing services capabilities and to add a sales office in the New York metropolitan area.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired from CastleWave based on their estimated fair values on the date of acquisition.  The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  We recorded the excess of purchase price over the aggregate fair values as goodwill.  Using information available at the time the acquisition closed, we preliminarily allocated approximately $12,000 of the purchase price to tangible assets and approximately $218,000 of the purchase price to identified intangible assets.  We recorded the excess purchase price of approximately $406,000 as goodwill, all of which is deductible for income tax purposes.  The identified intangible assets are being amortized over a weighted average life of three years.

We have included CasteWave’s results of operations in both our Crexendo Business Solution division and our consolidated results of operations from the date of acquisition.  Pro forma disclosures of CastleWave’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our consolidated results of operations.

(8)	Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.   There have been no material changes to current legal events as outlined in the last form 10-KT for the period ended December 31, 2009.

We have recorded a liability of approximately $150,000 and $1,079,000 as of June 30, 2010 and December 31, 2009, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorneys fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(9)           Restricted Cash

We classified $1,088,000 as restricted cash as of June 30, 2010 and December 31, 2009, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted from use in our operations.

(10)	Segment Information

Our Management has chosen to organize the Company around differences in products and services.  Crexendo Business Solutions generates revenue from managing eCommerce or lead generation offerings, web sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services is currently in the development stage and is expected to market data and telecommunication services.  We intend for StoresOnline to continue to offer businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (“SOHO”) customers.

Segment revenue and operating income (loss) was as follows (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
StoresOnline	$17,083	$19,370	$33,935	$40,291
Crexendo Business Solutions	365	-	607	-
Crexendo Network Services	-	-	-	-
Consolidated revenue	$17,448	$19,370	$34,542	$40,291

Operating Income(Loss):
StoresOnline	$1,813	$3,880	$3,705	$7,712
Crexendo Business Solutions	(443)	(235)	(828)	(254)
Crexendo Network Services	(339)	(186)	(547)	(199)
Total segment operating income	$1,031	$3,459	$2,330	$7,259
Other Income:
StoresOnline	$1,169	$1,567	$2,298	$3,127
Total segment other income	$1,169	$1,567	$2,298	$3,127
Income before income tax benefit (provision):
StoresOnline	$2,982	$5,447	$6,003	$10,839
Crexendo Business Solutions	(443)	(235)	(828)	(254)
Crexendo Network Services	(339)	(186)	(547)	(199)
Total segment income before income tax benefit (provision)	$2,200	$5,026	$4,628	$10,386
Unallocated corporate items:
Share-based compensation expense	266	355	533	736
Other common expenses	1,807	2,012	3,720	4,213
Total unallocated corporate items	2,073	2,367	4,253	4,949
Total income before income tax benefit (provision)	$127	$2,659	$375	$5,437

Revenue generated from the StoresOnline division during the three months ended June 30, 2010, and 2009 in foreign countries was $1,544,000 and $1,244,000, respectively.  Revenue generated for the StoresOnline division during the six months ended June 30, 2010, and 2009 in foreign countries was $2,720,000 and $2,697,000, respectively.    No revenue was generated in foreign countries for the Crexendo Business Solutions division.

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

Crexendo Network Services is a development stage company. Since the inception of Crexendo Network Services in March 2009 through June 30, 2010, this segment has incurred approximately $957,000 in expenses.

(11)         Related Party

On April 7, 2010, Steven G. Mihaylo, Chief Executive Officer, purchased property we held for sale for $210,000, which represented management’s best estimate of the fair market value of the property.  There was no gain or loss on the transaction.

(12)         Subsequent Events

The Compensation Committee awarded a total of 500,000 stock options of common stock to our officers and employees on July 16, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's discussion and analysis of financial condition and results of operations” and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results will vary, and may vary materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-KT for the period ended December 31, 2009. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly-owned subsidiaries.

OVERVIEW

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand our results of operations and financial condition with respect to the periods indicated. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated statements and the accompanying notes to the financial statements set forth in this report (the “Notes”).

        Sources of Revenue

        We generate revenue by developing, licensing, training and supporting eServices technology, and a variety of cost-effective cloud-based technologies and resources, including search engine optimization and search engine management services, for entrepreneurs and small, medium, and large enterprises.  Our eServices offering leverages both industry and client best practices that are designed for Internet merchants. Our services are also designed to help decrease the risks associated with managing an entities online presence by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to expand on our managed business services offerings focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada, UK, Australia, New Zealand, and Singapore.

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

Revenue from our Crexendo Business Solutions division is generated primarily through the sale of Search Engine Optimization (“SEO”), Search Engine Management (“SEM-PPC”), Conversion Rate Optimization (“CRO”), and Website design and development services.  We also generate recurring revenue monthly through additional services that support the above products.

Economic Factors

The unfavorable global economic environment continued to adversely affect our business during the six months ended June 30, 2010, as consumers and businesses continued to be conservative in their spending. Since we offer a product focused on providing a more efficient and effective use of marketing and infrastructure resources, we believe that we are well-positioned to weather the economic downturn. To the extent the global economy improves, we believe there will be new opportunities to increase our revenues. To further help weather the economic downturn during the transition period we made several adjustments to our cost structure and streamlined internal business processes.

Opportunities

Technological and product innovation has been the foundation of our long-term growth, and we intend to maintain our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs, small, medium, and large enterprises increase the effectiveness and visibility of their online presence, we created our Crexendo Business Solutions division.  The Crexendo division offers a wide range of services, including content management software as a service, search engine optimization services, search engine management services, website and logo design services and conversion rate optimization services.

Our long-term focus on investing in products and developing new and alternative sales channels is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus in 2010 is to continue to execute in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence, business efficacy, and accountability across the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-KT for the period ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes to those critical accounting policies during the six months ended June 30, 2010.  Our senior Management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Change in Avail Contract

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60 days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop. Avail 24/7 will continue to be sold as a standalone product and customers will pay the $34.95 activation fee and these fees will be amortized over the customer life.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Financial Overview

	Three months ended June 30,		$	%
In thousands except per share data	2010	2009	Change	Change

Total net revenue	$17,448	$19,370	$(1,922)	(10%)
Operating income (Loss)	(1,042)	1,092	(2,134)	(195%)
Net income	51	8,535	(8,484)	(99%)
Diluted net income per share	$0.00	$0.74	$(0.74)	(100%)

Current Fiscal Quarter

Total net revenue decreased 10% in the second quarter of 2010 compared with the same quarter of 2009, primarily due to a 28% decrease in principal collected on our accounts receivable balance, a 2% decrease in commissions from our third parties as a result of fewer leads generated from our StoresOnline division, and a 12% decrease in the number of workshops held.  Our Crexendo Business Solutions group generated revenue of $365,000 during the quarter.  No revenue was generated from Crexendo Business Solutions in the same corresponding quarter in 2009.

Operating income (loss) decreased $2.1 million or 195% in the second quarter of 2010 compared with the corresponding quarter of 2009. Revenue for the second quarter of 2010 was $1.9 million, or 10% lower than the second quarter of 2009, while costs and expenses for the second quarter of 2010 were $212,000, or 1% higher than the second quarter of 2009. The increase in costs and expenses as a percentage of revenue is primarily attributable to a $1.8 million or 28% decrease in revenue related to principal collected on our accounts receivables.  The collection of principal on our accounts receivable has approximately 10% in costs associated with this revenue.

Net income decreased $8.5 million or 99% in the second quarter of 2010 compared with the corresponding quarter of 2009. Our effective tax rate for the three months ended June 30, 2010 was 59.8%, which resulted in a provision for income taxes of $76,000.  Our tax rate for the three months ended June 30, 2010 was unfavorable due to the Company’s permanent differences. We had an income tax benefit of $5,876,000 for the three months ended June 30, 2009 as a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

Business Segment Results

The information below is organized in accordance with our three reportable segments.  Segment operating income or loss is equal to segment net revenue less segment cost of revenue, marketing, and operating expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.  These unallocated costs totaled $2.1 million and $2.4 million in the three months ended June 30, 2010 and 2009, respectively.  Unallocated costs decreased in the second quarter of 2010 compared with the second quarter of 2009 due, in part, to a decrease in salaries and option expense as a result of a decrease in head-count from the prior year.

Revenue

StoresOnline

Revenue for the three months ended June 30, 2010 decreased 12% to $17,083,000 from $19,370,000 for the three months ended June 30, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through EPTAs.  Fees for our SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $4,615,000 for the three months ended June 30, 2010 compared to $6,388,000 for the three months ended June 30, 2009.  The decrease in cash collected under EPTA agreements was primarily due to a decrease in our accounts receivable balance.  The accounts receivable balance will increase or decrease depending upon the number of sale teams we has had in the prior two years, the number of customers financing the purchases of our products and services, and fluctuation in sales rates.  In the past two years we have reduced the number of our sales teams and we have seen a decline in our sales rates, which has resulted in our lower accounts receivables balance.  Commissions from third parties decreased 2% to $3,336,000 for the three months ended June 30, 2010, from $3,418,000 for the three months ended June 30, 2009.  Cash sales of SOS licenses and other products at our events as well as hosting revenue decreased to $9,132,000 in the three months ended June 30, 2010, compared to $9,564,000 in the three months ended June 30, 2009.  The decrease was primarily attributable to: (1) The number of Internet Training Workshops we conducted during the three months ended June 30, 2010 decreased 12% to 155 (including 17 that were held outside the United States) compared to 177 (none were held outside the United States) during the three months ended June 30, 2009. (2) The average number of buying units in attendance at our workshops during the three months ended June 30, 2010 decreased to 74 from 78 during the three months ended June 30, 2009.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit.  As a result of the decrease in number of events and number of buying units per event, we had approximately 605 fewer workshop buyers in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  We believe the decrease in the number of workshop buyers reduced revenue for the three months ended June 30, 2010 by approximately $1,309,000, compared to the corresponding period of 2009.  (3) Offsetting the decrease in workshop buying units present was the fact that approximately 26% of buying units made a purchase at the workshops during the three months ended June 30, 2010, compared to 24% for the three months ended June 30, 2009, which resulted in $669,000 in additional workshop revenue. (4) Cash purchases as a percentage of total workshop purchases remained consistent at 41% for the three months ended June 30, 2010 and June 30, 2009. (5)  Further offsetting the decrease in Workshop Sales was a $136,000 increase in hosting revenue for the three months ended June 30, 2010, compared to the corresponding period of 2009.

Crexendo Business Solutions

Revenue for the three months ended June 30, 2010 was $365,000, compared to $0 in the three months ended June 30, 2009.  Revenue from our Crexendo Business Solutions division is generated primarily through on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

StoresOnline

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for the three months ended June 30, 2010 decreased 8% to $4,977,000, from $5,429,000 for the three months ended June 30, 2009.  The decrease in cost of revenue was primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Crexendo Business Solutions

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended June 30, 2010 was $203,000 compared to $70,000 for the three months ended June 30, 2009.  The increase in salaries for the current period is related to an increase in headcount to fulfill additional sales.

Selling and Marketing

StoresOnline

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the three months ended June 30, 2010 increased 3% to $8,555,000, from $8,309,000 for the three months ended June 30, 2009.  The increase in selling and marketing expenses is primarily attributable to the fact that we had 17 workshops outside of the United States for the three months ended June 30, 2010 compared to none in the corresponding period of 2009.  We incurred much higher advertising expenses in our international markets during the three months ended June 30, 2010, compared to our domestic markets.  Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

Crexendo Business Solutions

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $334,000 and $119,000 for the three months ended June 30, 2010 and 2009, respectively.  The large increase was primarily attributable to an increase in sales teams and other sales activity.

General and Administrative

StoresOnline

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2010 decreased to $1,738,000 from $1,752,000 for the three months ended June 30, 2009.

Crexendo Business Solutions

General and administrative expenses consist of payroll and related expenses for account managers, accounting and administrative personnel.  General and administrative expenses were $271,000 and $46,000 for the three months ended June 30, 2010 and 2009.  The large increase reflected the growth of our business between the two periods.

Crexendo Network Services

General and administrative expenses consist of payroll and related expenses for rent, professional fees and administrative personnel.  General and administrative expenses were $181,000 and $17,000 for the three months ended June 30, 2010 and 2009, respectively.  The large increase was primarily attributable to preparation of our hosted telecom phase 1 product launch.

Interest Income

Interest income is primarily derived from our StoresOnline segment and relates to EPTA contracts, which generally carry an 18% simple interest rate. Interest income for the three months ended June 30, 2010 decreased 16% to $1,246,000 compared to $1,492,000 for three months ended June 30, 2009.  The decrease was primarily attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During the three months ended June 30, 2010, we recorded an income tax provision of $76,000.  This compares to income tax benefit of $5,876,000 for the three months ended June 30, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  Our tax rate for the six months ended June 30, 2010 was unfavorable due to the Company’s permanent differences.  The benefit was primarily attributable to the reversal of an uncertain tax liability due to a favorable conclusion to an IRS audit.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Financial Overview

	Six months ended June 30,		$	%
In thousands except per share data	2010	2009	Change	Change

Total net revenue	$34,542	$40,291	$(5,749)	(14%)
Operating income (Loss)	(1,923)	2,310	(4,233)	(183%)
Net income	174	10,086	(9,912)	(98%)
Diluted net income per share	$0.02	$0.88	$(0.86)	(98%)

Current Six Month Period

Total net revenue decreased 14% in the six months ended June 30, 2010 compared with the corresponding period of 2009, due primarily to a 34% decrease in principal collected on our accounts receivable balance and a 14% decrease in commissions from third-parties as a result of fewer leads generated in the StoresOnline group.  Our Crexendo Business Solutions group generated revenue of $607,000 compared to $0 revenue in the same period in 2009.

Operating income (loss) decreased $4.2 million, or 183%, in the six months ended June 30, 2010, compared with the corresponding period of 2009. Revenue was $5.7 million or 14% lower while costs and expenses were $1.5 million, or 4% lower, in the fiscal 2010 period. The increase in costs and expenses as a percentage of revenue was primarily attributable to a $4.9 million or 34% decrease in revenue related to principal collected on our accounts receivables.  The collection of principal on our accounts receivable balance has approximately 10% in costs associated with this revenue.

Net income decreased $9.9 million, or 98%, in the six months ended June 30, 2010, compared with the corresponding period of fiscal 2009. Our effective tax rate for the six months ended June 30, 2010 was 53.6% which resulted in a provision of for income taxes of $201,000.  We had an income tax benefit of $4,649,000 for the six months ended June 30, 2009, primarily as a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

Business Segment Results

The information below is organized in accordance with our three reportable segments.  Segment operating income or loss is segment net revenue less segment cost of revenue, marketing, and operating expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.  These unallocated costs totaled $4.3 million and $5.0 million in the first six months of 2010 and 2009, respectively.  Unallocated costs decreased in the first six months of 2010 compared with the first six months of 2009 due, in part, to a decrease in salaries and option expense as a result of a decrease in head-count from the prior year.

Revenue

StoresOnline

Revenue for the six months ended June 30, 2010 decreased 16% to $33,935,000 from $40,291,000 for the six months ended June 30, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through EPTAs.  Fees for our SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $9,424,000 for the six months ended June 30, 2010 compared to $14,312,000 for the six months ended June 30, 2009.  The decrease in cash collected under EPTA agreements is primarily due to a decrease in our accounts receivable balance.  The accounts receivable balance will increase or decrease depending upon the number of sales teams the Company has had in the prior two years, the number of customers financing the purchases of our product and services, and fluctuation in sales rates.  In the past two years we have reduced the number of our sales teams and we have seen a decline in our sales rates, which has resulted in our lower accounts receivables balance.  Commissions derived from third parties decreased 14% to $6,142,000 for the six months ended June 30, 2010 compared to $7,129,000 for the six months ended June 30, 2009. The decrease was primarily attributable to a decrease in commissions from third parties as a result of fewer leads sent to third parties due to a decrease in our product and service sales. Cash sales at the workshop, preview, and follow-up events, along with hosting revenue, decreased to $18,369,000 in the six months ended June 30, 2010 compared to $18,850,000 in the six months ended June 30, 2009.  The decrease was primarily attributable to: (1) The number of Internet Training Workshops conducted during the six months ended June 30, 2010 decreased 9% to 301 (including 26 that were held outside the United States) compared to 331 (none were held outside the United States) during the six months ended June 30, 2009. (2) The average number of buying units in attendance at our workshops during the six months ended June 30, 2010 decreased to 78 from 82 during the six months ended June 30, 2009.  As a result of the decrease in number of events and number of buying units per event, we had approximately 967 fewer workshop buyers in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The result of the decrease in number of workshop buyers reduced revenue by approximately $2,441,000.  (3) Offsetting this decrease was the fact that the workshop buy rate increased which resulted in $376,000 in additional workshop revenue.   (4) Cash purchases as a percentage of total workshop purchases remained consistent at 40% for the six months ended June 30, 2010 and June 30, 2009.  (5) The decrease in revenue from workshops and commissions was further off-set by an increase of $1,000,000 as a result of the change in the Avail 24/7 contract.  (6) Revenue decreased $318,000 compared to $1,280,000 during the six months ended June 30, 2010 and 2009, respectively, primarily as a result of various legal matters, in which agreements were reached, or expected to be reached, allowing for customer refunds.

Crexendo Business Solutions

Revenue for the six months ended June 30, 2010 was $607,000, compared to $0 in the six months ended June 30, 2009.  Revenue from our Crexendo Business Solutions division is generated primarily through on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

StoresOnline

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for the six months ended June 30, 2010 decreased 11% to $9,913,000, from $11,198,000 for the six months ended June 30, 2009.  The decrease in cost of revenue was primarily attributable to the decrease in workshop revenue, along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Crexendo Business Solutions

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the six months ended June 30, 2010 was $315,000, compared to $70,000 in the six months ended June 30, 2009.  The increase in salaries for the current period is related to an increase in headcount to fulfill additional sales.

Selling and Marketing

StoresOnline

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the six months ended June 30, 2010 decreased 3% to $17,114,000, from $17,588,000 for the six months ended June 30, 2009.  The decrease in selling and marketing expenses was primarily attributable to a 9% decrease in the number of Internet Training Workshops conducted during six months ended June 30, 2010 compared to six months ended June 30, 2009. Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting guidance.

Crexendo Business Solutions

Selling and marketing expenses consists primarily of salaries and benefits as well as advertising expenses.  Selling and marketing expense was $625,000 and $134,000 for the six months ended June 30, 2010 and 2009, respectively.  The large increase was related to an increase in sales teams and other sales activity.

General and Administrative

StoresOnline

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the six months ended June 30, 2010 decreased 16% to $3,203,000 from $3,793,000 for the six months ended June 30, 2009.  The decrease was primarily due to a decrease in finance servicing company payments of $609,000 as a result of a reduction in principal collected on our receivables portfolio.

Crexendo Business Solutions

General and administrative expenses consist of payroll and related expenses for account managers, accounting and administrative personnel.  General and administrative expenses were $495,000 and $50,000 for the six months ended June 30, 2010 and 2009, respectively.  The large increase was primarily attributable to the growth of our business.

Crexendo Network Services

General and administrative expenses consist of payroll and related expenses for rent, professional fees and administrative personnel.  General and administrative expenses were $292,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively.  The large increase was primarily attributable to preparation of our hosted telecom phase 1 product launch.

Interest Income

Interest income is primarily derived from our StoresOnline segment and relates to EPTA contracts, which generally carry an 18% simple interest rate. Interest income for the six months ended June 30, 2010 decreased 22% to $2,434,000 compared to $3,118,000 for six months ended June 30, 2009.  The decrease was principally attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During the six months ended June 30, 2010, we recorded an income tax provision of $201,000.  This compares to an income tax benefit of $4,649,000 for the six months ended June 30, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  This benefit is a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

Liquidity and Capital Resources

Working Capital

As of June 30, 2010, we had working capital of $14,775,000 compared to $17,604,000 as of December 31, 2009. As of June 30, 2010, we had working capital, excluding deferred revenue, of $28,326,000 compared to $33,431,000 as of December 31, 2009. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the  purchase of a building (Note 6), repurchase of common stock, dividends paid, and a decrease in prepaid expenses as a result of direct response advertising costs that related to future workshops. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of June 30, 2010, we had $18,453,000 of cash and cash equivalents held primarily in operating accounts compared to $21,549,000 as of December 31, 2009. During the six months ended June 30, 2010, we used $25,000 in cash from operating activities. During the six months ended June 30, 2010, we used cash flows from investing activities of $2,303,000. During the six months ended June 30, 2010 we used cash of $768,000 in financing activities, primarily for the payment of dividends to stockholders and the repurchase of common stock.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $12,045,000 as of June 30, 2010 compared to $14,162,000 as of December 31, 2009. Long-term trade receivables, net of allowance for doubtful accounts, were $7,125,000 as of June 30, 2010 compared to $6,264,000 as of December 31, 2009. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of June 30, 2010 totaled $2,748,000, compared to $3,154,000 as of December 31, 2009. Our accounts payable as of June 30, 2010 were generally within our vendors’ terms of payment.

Capital

As of June 30, 2010, total stockholders’ equity was $26,038,000, up from $25,982,000 at December 31, 2009. In addition to net income of $174,000, other significant changes in stockholders’ equity during the first six months of fiscal year 2010 included $533,000 in expense for options granted, $458,000 in common stock dividends, $117,000 in restricted stock issued, and $323,000 in stock that was purchased.  The remaining change related to stock options exercised by employees, net of the related income tax benefit.

During the six months ended June 30, 2010 we declared and paid two cash dividends of $0.02 per common share on March 29, 2010 and June 22, 2010, respectively. The dividend declared on March 29, 2010 was paid to stockholders of record as of April 5, 2010 and was paid on April 12, 2010. The dividend declared on June 22, 2010 was paid to stockholders of record as of June 29, 2010 and was paid on July 7, 2010. The dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 200% for the six months ended June 30, 2010.

Common Stock Repurchases

In September 2006, our board of directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our board of directors authorized the repurchase of an additional $50,000,000 of our common stock. During the six months ended June 30, 2010, we paid $323,000 to purchase 64,806 shares of our common stock.  The common stock we repurchased has been retired.

Acquisition of CastleWave

On February 9, 2010 we acquired all of the assets of CastleWave for total consideration of $636,000.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $269,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is paid out quarterly based upon a percentage of sales from CastleWave’s sale channels.   CastleWave is a provider of online marketing services and became part of our Crexendo Business Solutions segment.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new authoritative guidance did not have a material impact on our disclosures in our condensed consolidated financial statements at June 30, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This new authoritative guidance did not have a material impact on our financial condition and results of operations at June 30, 2010.

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

As of June 30, 2010, we had approximately $18,453,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the six months ended June 30, 2010, our interest income would have decreased by an immaterial amount assuming consistent levels of interest-bearing instruments.

As of June 30, 2010, we had approximately $1,235,000 of net trade receivables denominated in foreign currencies with maturity dates between 2010 and 2011. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30 2010, our net trade receivable balance would have decreased by approximately $25,000.

As of June 30, 2010, we had approximately $444,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by 1% as of June 30 2010, our cash and cash equivalents would have decreased by approximately $12,000.

ITEM 4.	CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” to our Annual Report on Form 10-KT for the period ended December 31, 2009. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KT for the period ended December 31, 2009.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Purchases from April 1, 2010 through April 30, 2010	8,300	$6.52	8,300	$42,754,000
Purchases from May 1, 2010 through May 31, 2010	31,506	$4.22	31,506	$42,621,000
Purchases from June 1, 2010 through June 30, 2010	15,000	$4.60	15,000	$42,552,000
Total	54,806	$4.69	54,806	$42,552,000

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

July 27, 2010	iMergent, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

July 27, 2010	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer