Form 10-Q
period 2010-09-30
IMERGENT INC
filed 2010-11-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ________.

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2010 was 11,402,341.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

iMERGENT, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$17,470	$21,549
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $10,242
as of September 30, 2010 and $11,827 as of December 31, 2009	10,182	14,162
Inventories	963	243
Income taxes receivable	906	387
Deferred income tax assets, net	168	1,009
Prepaid expenses and other	2,273	2,988
Total Current Assets	33,050	41,426

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $6,150
as of September 30, 2010 and $5,882 as of December 31, 2009	7,344	6,264
Property and equipment, net	3,185	1,446
Deferred income tax assets, net	6,848	5,298
Intangible assets, net	1,093	1,206
Goodwill	265	-
Other	251	302
Total Assets	$52,536	$56,442

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,901	$3,154
Accrued expenses and other	3,396	4,588
Dividend payable	228	229
Income taxes payable	26	24
Deferred revenue, current portion	11,448	15,827
Total Current Liabilities	17,999	23,822

Deferred revenue, net of current portion	7,443	6,447
Other long-term liabilities	1,041	191
Total Liabilities	26,483	30,460

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued		-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,402,341 shares outstanding as of September 30, 2010 and 11,446,320 shares outstanding
as of December 31, 2009	11	11
Additional paid-in capital	53,009	53,033
Accumulated deficit	(26,967)	(27,062)
Total Stockholders' Equity	26,053	25,982

Total Liabilities and Stockholders' Equity	$52,536	$56,442

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$14,284	$17,378	$48,826	$57,669
Operating expenses:
Cost of revenue	4,707	5,583	15,032	16,917
Selling and marketing	7,232	7,904	25,019	25,692
General and administrative	3,295	3,601	10,395	11,363
Research and development	957	503	2,210	1,600
Total operating expenses	16,191	17,591	52,656	55,572

Income (Loss) from operations	(1,907)	(213)	(3,830)	2,097

Other income (expense):
Interest income	1,137	1,343	3,571	4,461
Interest expense	(1)	(3)	(3)	(9)
Other income (expense), net	316	(27)	182	(12)
Total other income, net	1,452	1,313	3,750	4,440

Income (loss) before income tax benefit (provision)	(455)	1,100	(80)	6,537

Income tax benefit (provision)	376	(382)	175	4,267

Net income (loss)	$(79)	$718	$95	$10,804

Net income (loss) per common share:
Basic	$(0.01)	$0.06	$0.01	$0.95
Diluted	$(0.01)	$0.06	$0.01	$0.95

Dividends per common share:	$0.02	$0.02	$0.06	$0.06

Weighted average common shares outstanding:
Basic	11,383,464	11,398,115	11,403,148	11,366,341
Diluted	11,383,464	11,525,148	11,422,471	11,384,107

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2010
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	11,446,320	$11	$53,033	$(27,062)	$25,982
Expense for stock options granted to employees			855		855
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $3	827		13		13
Stock issued for acquisition	20,000		117		117
Dividends declared			(686)		(686)
Repurchase of common stock	(64,806)		(323)		(323)
Net loss				95	95
Balance, September 30, 2010	11,402,341	$11	$53,009	$(26,967)	$26,053

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$95	$10,804
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	1,030	1,100
Expense for stock options issued to employees	855	1,163
Tax benefit upon issuance of common stock	(3)	-
Deferred income tax provision (benefit)	(709)	823
Changes in assets and liabilities net of effects from acquisition:
Restricted cash	-	(576)
Trade receivables	2,900	9,813
Inventories	(720)	281
Income taxes receivable	(519)	649
Prepaid expenses and other	505	(2,339)
Other	51	65
Accounts payable, accrued expenses and other	(1,575)	(1,881)
Income taxes payable	5	160
Deferred revenue	(3,383)	(10,897)
Other long-term liabilities	842	(9,104)
Net cash provided by (used for) operating activities	(626)	61

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,356)	(496)
Acquisition of company (Note 7)	(250)	-
Acquisition of property held for sale	-	(296)
Proceeds from sale of property held for sale (Note 12)	210
Proceeds from sale of available-for-sale securities	-	2,900
Net cash provided by (used for) investing activities	(2,396)	2,108

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	13	371
Purchase of common stock	(323)	-
Payments made on contingent consideration	(61)	-
Principal payments on note payable	-	(80)
Dividend payments	(686)	(913)
Net cash used for financing activities	(1,057)	(622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,079)	1,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,549	18,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,470	$20,309

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	1	4
Income taxes	190	6,115

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing information:
Dividends declared and not paid	$228	$-
Purchase of property and equipment included in accounts payable	82	50
Acquisition of company with stock	117	-
Contingent consideration related to acquisition	128	-

In February 2010, iMergent, Inc. entered into an asset purchase agreement with CastleWave, LLC to purchase their assets for total consideration of $495,000 (Note 7).  The total consideration included a contingent consideration of approximately $128,000 based upon estimated future revenue generated through CastleWave’s sales channels, restricted stock of $117,000, and cash of $250,000.  The purchase price was allocated to a non-compete agreement for $60,000, technical know-how for $60,000, customer list for $98,000, other assets for $12,000 and goodwill for $265,000.  See summary below (in thousands):

Fair value of assets acquired (including goodwill of $265,000)	$495
Cash paid	(250)
Stock issued	(117)
Estimated value of contingent consideration	(128)
Liabilities assumed	None

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

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of iMergent, Inc. and its wholly owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  In February 2010 we acquired the assets of CastleWave LLC (“CastleWave”) for total consideration of approximately $495,000.  Accordingly, we have included the results of operations for CastleWave as of the date of acquisition (Note 7).  We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Transition Report on Form 10-KT for the period ended December 31, 2009.  Results of the nine months ended September 30, 2010 do not necessarily indicate the results we expect for the period ending December 31, 2010 or any other period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Seasonality - Our StoresOnline revenue is subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to the financial statements in Item 8 of our Transition Report on Form 10-KT for the period ended December 31, 2009.  In January 2010 we changed the contract associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription will be assessed an additional activation fee of $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60 days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice in March 2010 for Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop.  Avail 24/7 will continue to be sold as a standalone product and customers will pay the $34.95 activation fee and these fees will be amortized over the customer life.

Recently Adopted Accounting Guidance – On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This authoritative guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new guidance did not have a material impact on our disclosures in our unaudited condensed consolidated financial statements at September 30, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This new authoritative guidance had no impact on our financial condition and results of operations at September 30, 2010.

Recent Accounting Guidance Not Yet Adopted - In October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other Comprehensive Income – Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 did not reflect any components of other comprehensive income other than net income.

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three and nine months ended September 30, 2010 or 2009.

(2)   Dividends

During the three and nine months ended September 30, 2010 and 2009, our Board of Directors declared the following cash dividends:
	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2010)
September 28, 2010	$0.02	October 7, 2010	$228,000	October 14, 2010
June 22, 2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010
(Fiscal year 2009)
September 14, 2009	$0.02	September 22, 2009	$229,000	September 29, 2009
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009

(3)   Computation of Net Income (Loss) Per Common Share

We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period.  We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  Dilutive common shares include shares issuable upon the exercise of stock options and restricted shares.  Dilutive net loss per common share for the three months ended September 30, 2010 is the same as basic net loss per common share because the common share equivalents were anti-dilutive.

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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) (in thousands)	$(79)	$718	$95	$10,804

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,402,341	11,439,166	11,429,702	11,424,285
Weighted-average restricted shares held in escrow	(18,877)	(41,051)	(26,554)	(57,944)
Weighted-average basic shares outstanding	11,383,464	11,398,115	11,403,148	11,366,341
Employee stock options	-	127,033	19,323	17,766
Diluted shares outstanding	11,383,464	11,525,148	11,422,471	11,384,107
Net income (loss) per common share:
Basic	$(0.01)	$0.06	$0.01	$0.95
Diluted	$(0.01)	$0.06	$0.01	$0.95

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 717,460 and 328,885 for the three months ended September 30, 2010 and 2009, respectively, and 1,160,533 and 472,865 for the nine months ended September 30, 2010 and 2009, respectively.

 (4)   Income Taxes

Our effective tax rate for the three months ended September 30, 2010 was 82.6% which resulted in a benefit for income taxes of $376,000.  Our effective tax rate for the nine months ended September 30, 2010 was 218.8% which resulted in a benefit for income taxes of $175,000.  Our tax rate for the three and nine months ended September 30, 2010 was favorable as a result of the reversal of an uncertain tax liability due to a favorable conclusion of an audit in a foreign jurisdiction.  Our effective tax rate was 34.7% for the three months ended September 30, 2009. Our tax rate for the three months ended September 30, 2009 was favorable due to the reversal of an allowance on a disputed tax receivable. We had an income tax benefit for the nine months ended September 30, 2009 primarily as a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

Accounting guidance clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

The aggregate changes in the balance of unrecognized tax benefits during the nine months ended September 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$140
Increases for tax positions related to the current period	––
Increases for tax positions related to the prior years	975
Decreases for tax positions related to prior years	––
Settlements	(96)
Reductions due to lapsed statute of limitations	––
Balance as of September 30, 2010	$1,019

As of September 30, 2010, we have unrecognized tax benefits of $1,019,000, which if recognized, would reduce our effective tax rate.

During the nine months ended September 30, 2010, we increased the liability for unrecognized tax benefits by $975,000 for additional extraterritorial income credits on the sale of our StoresOnline software in foreign jurisdictions as a result of amended returns for the tax years ending June 30, 2005, 2006, and 2007.  Additionally, during the nine months ended September 30, 2010, we reduced our liability for unrecognized tax benefits of $96,000 due to a favorable outcome in the audit of our New Zealand income tax returns.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $6,000 and $28,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below as of September 30, 2010 (in thousands):

	As of September 30,	Fair value measurement at reporting date
Description	2010	Level 1	Level 2	Level 3
Cash equivalents	$5,562	$5,562	—	—
Contingent consideration	$(128)	—	—	$(128)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
Contingent
Consideration
Balances as of December 31, 2009	$—
Purchases, sales and settlements, net	128
Transfers in and/or (out) of Level 3	—
Balances as of September 30, 2010	$128

During the nine months ended September 30, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

The fair value of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments.  The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates as of September 30, 2010 and December 31, 2009 as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$17,470	$17,470	$21,549	$21,549
Restricted cash	1,088	1,088	1,088	1,088
Trade receivables	17,526	17,295	20,426	20,071
Certificate of deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.

(6)   Property and equipment

On June 3, 2010, we acquired a 22,000 square foot building for our corporate offices for total consideration of $1,525,000.  The fair value allocated to the land and building was $877,000 and $648,000, respectively.  We intend to depreciate the building over its estimated remaining life of 20 years.

 (7)   Acquisition

On February 9, 2010 we acquired all of the assets of CastleWave for total consideration of $495,000.  For the quarter ended March 31, 2010, we disclosed the provisional total consideration was $846,000.  Subsequent to the acquisition, new information was obtained about facts and circumstances that existed as of the acquisition date that resulted in the Company retrospectively adjusting the provisional contingent consideration from $479,000 to $128,000 based upon estimated future revenue to be generated through CastleWave sales channels.  This retrospective decrease in contingent consideration resulted in a $351,000 decrease in goodwill.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $128,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date.  The provisional contingent consideration is valued on a recurring basis and any future change that are not measurement period adjustments will be recorded through the income statement. CastleWave is a provider of online marketing services with offices in both New York, New York and Provo, Utah.  We acquired CastleWave in an effort to expand our online marketing services capabilities and to add a sales office in the New York metropolitan area.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired from CastleWave based on their estimated fair values on the date of acquisition.  The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  We recorded the excess of purchase price over the aggregate fair values as goodwill.  Using information available at the time the acquisition closed, we preliminarily allocated approximately $12,000 of the purchase price to tangible assets and approximately $218,000 of the purchase price to identified intangible assets.  We recorded the excess purchase price of approximately $265,000 as goodwill, all of which is deductible for income tax purposes.  The identified intangible assets are being amortized over a weighted average life of three years.

We have included CasteWave’s results of operations in both our Crexendo Business Solution division and our consolidated results of operations from the date of acquisition.  Pro forma disclosures of CastleWave’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our consolidated results of operations.

(8)   Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.   There have been no material changes to current legal events as outlined in our Transition Report on Form 10-KT for the period ended December 31, 2009.

We have recorded liabilities of approximately $50,000 and $1,079,000 as of September 30, 2010 and December 31, 2009, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorneys fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(9)   Restricted Cash

We classified $1,088,000 as restricted cash as of September 30, 2010 and December 31, 2009, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted from use in our operations.

(10)   Stockholders’ Equity

Stock Options

We granted 565,000 options to purchase shares of our common stock during the nine months ended September 30, 2010 to our employees and directors. The options generally have a four-year vesting period, during which the recipient must remain employed with iMergent or its subsidiaries.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2010 using the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30,
2010
Weighted-average fair value of options granted	$1.51
Expected volatility	66%
Expected life (in years)	4.07
Risk-free interest rate	1.73%
Expected dividend yield	2.37%

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

During the nine months ended September 30, 2010, we granted 20,000 shares of restricted stock as part of a business combination (Note 7).  The restricted stock vested immediately and is restricted for a period of one year.

(11)   Segment Information

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

Segment revenue and operating income (loss) was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months EndedSeptember 30,
	2010	2009	2010	2009
Revenue:
StoresOnline	$13,969	$17,334	$47,904	$57,625
Crexendo Business Solutions	315	44	922	44
Crexendo Network Services	-	-	-	-
Consolidated revenue	$14,284	$17,378	$48,826	$57,669

Operating Income(Loss):
StoresOnline	$1,205	$2,716	$4,910	$10,428
Crexendo Business Solutions	(435)	(248)	(1,263)	(502)
Crexendo Network Services	(435)	(115)	(982)	(314)
Total segment operating income	$335	$2,353	$2,665	$9,612
Other Income:
StoresOnline	$1,452	$1,313	$3,750	$4,440
Total segment other income	$1,452	$1,313	$3,750	$4,440
Income (loss) before income tax benefit (provision):
StoresOnline	$2,657	$4,029	$8,660	$14,868
Crexendo Business Solutions	(435)	(248)	(1,263)	(502)
Crexendo Network Services	(435)	(115)	(982)	(314)
Total segment income before income tax benefit (provision)	$1,787	$3,666	$6,415	$14,052
Unallocated corporate items:
Share-based compensation expense	322	429	855	1,165
Other common expenses	1,920	2,137	5,640	6,350
Total unallocated corporate items	2,242	2,566	6,495	7,515
Total income before income tax benefit (provision)	$(455)	$1,100	$(80)	$6,537

Revenue generated from the StoresOnline division during the three months ended September 30, 2010 and 2009 in foreign countries was $587,000 and $1,190,000, respectively.  Revenue generated for the StoresOnline division during the nine months ended September 30, 2010 and 2009 in foreign countries was $3,308,000 and $3,887,000, respectively.  No revenue was generated in foreign countries for the Crexendo Business Solutions division.

Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. The costs that are identifiable are allocated to the segments that benefit from those costs so that one segment is not solely burdened by the cost of a mutually beneficial activity. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. These cost allocations were not material in any period presented.  Certain other corporate-level activity is not allocated to our segments, including costs of: option expense; support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development that is not specifically identifiable to a business segment; and depreciation.

Crexendo Network Services is a development stage company. Since the inception of Crexendo Network Services in March 2009 through September 30, 2010, this segment has incurred approximately $1,393,000 in expenses.

(12)   Related Party

On April 7, 2010, Steven G. Mihaylo, our Chief Executive Officer, purchased property we held for sale for $210,000, which represented management’s best estimate of the fair market value of the property.  There was no gain or loss recorded on the transaction.

(13)   Subsequent Events

On November 2, 2010, the Board of Directors approved a Tender Offer to purchase up to $4,750,000 in value of shares of its common stock, or a lower amount depending on the number of shares that are properly tendered.  The price paid will not be greater than $4.75 nor less than $4.35, net to the seller in cash, without interest.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's discussion and analysis of financial condition and results of operations” and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results will vary, and may vary materiall,y from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading, “Risk Factors,” in Part I, Item 1A of our Transition Report on Form 10-KT for the period ended December 31, 2009. When we refer in this Form 10-Q to “iMergent,” the “Company,” “we,” “our,” and “us,” we mean iMergent, Inc., a Delaware corporation, together with its wholly-owned subsidiaries.

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

Sources of Revenue

We generate revenue by developing, licensing, training and supporting eServices technology, and a variety of cost-effective cloud-based technologies and resources, including search engine optimization and search engine management services, for entrepreneurs and small, medium, and large enterprises.  Our eServices offering leverages both industry and client best practices that are designed for Internet merchants. Our services are also designed to help decrease the risks associated with managing an entity’s online presence by providing low-cost, scalable solutions with ongoing industry updates and support. Our strategic vision is to expand on our managed business services offerings focused on our target markets. We sell and market our products and services in the United States and international (English-speaking) markets, including Canada,UK, Australia, New Zealand, and Singapore.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal amounts collected on the sale of StoresOnline software licenses sold through extended payment term arrangements (“EPTAs”).  In addition to sales of StoresOnline software licenses, our StoresOnline division also generates revenue from monthly web hosting fees and  commissions paid by contracted third-party companies who telemarket complementary products and services to our customer base.  As we are reliant upon sales generated through our workshop channel, for both current revenue in the form of cash collected on the initial sale of the StoresOnline software licenses and future revenue in the form of principal cash collected on EPTA contracts, our revenue will fluctuate based upon the quantity of sales teams we deploy at any point in time, the quantity of events we hold, the average cash percentage of buyers at those events, the average number of buying units at those events, the average purchase price, and the average sales rate at each event.  In addition to the metrics associated with our workshop events, our revenue will fluctuate with the dollar volume of collections on our receivables, because we recognize revenue upon receipt of cash from our customers and not at the time of sale.

During the quarter we were able to transition the majority of our StoresOnline sales to the SaaS model (Software-as-a-Service) from our traditional license model.  During this transition we experienced a brief decline in the response rate to our direct mail advertising which adversely affected us this quarter as discussed below.  We took steps to correct the decline and believe we have made the necessary corrections.

We have historically sold our software licenses through a seminar model which has subjected us to claims by some governmental agencies that we are required to register as a seller of business opportunities, as well as raised questions about the manner in which we sell those software licenses and other products.  While we have successfully defended the claim of selling a business opportunity, except in the State of California which has a statute with different requirements than other jurisdictions, we have made changes to the manner in which we sell our software licenses and other products at our seminars in an effort to increase the transparency of our operations. We do not believe our model constitutes a business opportunity, but we have the ability to adjust our model if there are changes in the law relative to selling business opportunities. Our ability to effectively align our business model with the needs of our customers, while maintaining compliance with applicable laws and regulations, will impact our future growth opportunities.

Revenue from our Crexendo Business Solutions division is generated primarily through the sale of Search Engine Optimization (“SEO”), Search Engine Management (“SEM-PPC”), Conversion Rate Optimization (“CRO”), and website design and development services.  We also generate recurring revenue monthly through additional services that support the above products.

Economic Factors

The unfavorable global economic environment continued to adversely affect our business during the nine months ended September 30, 2010, as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. Since we offer a product focused on providing a more efficient and effective use of marketing and infrastructure resources, we believe that we are well-positioned to weather the economic downturn. To the extent the domestic and global economy improves, we believe there will be new opportunities to increase our revenues. To further help weather the economic downturn during the transition period we made several adjustments to our cost structure and streamlined our internal business processes.

Opportunities

Technological and product innovation has been the foundation of our long-term growth, and we intend to maintain our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs and small, medium, and large enterprises increase the effectiveness and visibility of their online presence, we created our Crexendo Business Solutions division.  The Crexendo division offers a wide range of services, including content management software as a service, search engine optimization services, search engine management services, website and logo design services and conversion rate optimization services.

We believe our long-term focus on investing in products and developing new and alternative sales channels is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus continues to be to execute in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence, business efficacy, and accountability across the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Transition Report on Form 10-KT for the period ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes to those critical accounting policies during the nine months ended September 30, 2010.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Change in Avail Contract

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop. Avail 24/7 will continue to be sold as a standalone product and customers will pay the $34.95 activation fee and these fees will be amortized over the customer life.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three MonthsEnded September 30, 2009

Financial Overview

	Three months ended September 30,		$	%
In thousands except per share data	2010	2009	Change	Change

Total net revenue	$14,284	$17,378	$(3,094)	(18%)
Operating income (Loss)	(455)	1,100	(1,555)	(141%)
Net income (Loss)	(79)	718	(797)	(111%)
Diluted net income (loss)per share	$(0.01)	$0.06	$(0.07)	(117%)

Current Fiscal Quarter

Total net revenue decreased 18% in the third quarter of 2010 compared with the same quarter of 2009, primarily due to a 20% decrease in principal collected on our accounts receivable balance, a 15% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division, and a 24% decrease in the number of workshops held.  Our Crexendo Business Solutions group generated revenue of $315,000 during the current quarter compared with $44,000 in the corresponding quarter in 2009.

Operating income (loss) decreased $1.6 million, or 141%, in the third quarter of 2010 compared with the corresponding quarter of 2009. Revenue for the third quarter of 2010 decreased $3.1 million, or 18% as compared to the third quarter of 2009. The increase in operating expenses as a percentage of revenue, from 101% in three months ended September 30, 2009 to 113% in the three months ended September 30, 2010, was primarily attributable to a decrease in response to our direct mail advertising, as discussed below under the heading “Business Segment Results – Selling and Marketing.”

Net income (loss) decreased $797,000, or 111%, in the third quarter of 2010 compared with the corresponding quarter of 2009. Our effective tax rate for the three months ended September 30, 2010 was 82.6%, which resulted in a benefit for income taxes of $376,000.  Our tax rate for the three months ended September 30, 2010 was favorable as a result of the reversal of an uncertain tax liability due to a favorable conclusion of an audit in a foreign jurisdiction. Our effective income tax rate was 34.7% for the three months ended September 30, 2009, which resulted in an income tax provision of $382,000 due to the reversal of an allowance on a disputed tax receivable.

Business Segment Results

The information below is organized in accordance with our three reportable segments.  Segment operating income or loss is equal to segment net revenue less segment cost of revenue, marketing, and operating expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.  These unallocated costs totaled $2.2 million and $2.6 million in the three months ended September 30, 2010 and 2009, respectively.  Unallocated costs decreased in the third quarter of 2010 compared with the third quarter of 2009 due, in part, to a decrease in salaries and option expense from the prior year.

Revenue

StoresOnline

Revenue for the three months ended September 30, 2010 decreased 19% to $13,969,000 from $17,334,000 for the three months ended September 30, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal amounts collected on the sale of StoresOnline software licenses sold through EPTAs.  Fees for our SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $4,346,000 for the three months ended September 30, 2010, compared to $5,448,000 for the three months ended September 30, 2009.  The decrease in cash collected under EPTA agreements was primarily due to a decrease in our accounts receivable balance.  Our accounts receivable balance will increase or decrease depending upon the number of sale teams we have had in the prior two years, the number of customers financing the purchases of our products and services, and fluctuations in sales rates.  In the past two years we have reduced the number of our sales teams and we have seen a decline in our sales rates, which has resulted in our lower accounts receivables balance.  Commissions from third parties decreased 15% to $2,228,000 for the three months ended September 30, 2010, from $2,620,000 for the three months ended September 30, 2009.  Cash sales of SOS licenses and other products at our events as well as hosting revenue decreased to $7,395,000 in the three months ended September 30, 2010, compared to $9,266,000 in the three months ended September 30, 2009.  The decrease was primarily attributable to:

(1)  The number of Internet Training Workshops we conducted during the three months ended September 30, 2010 decreased 24% to 117 (including two that were held outside the United States) compared to 154 (four were held outside the United States) during the three months ended September 30, 2009.

(2)  The average number of buying units in attendance at our workshops during the three months ended September 30, 2010 decreased to 70 from 77 during the three months ended September 30, 2009.  Persons who pay an enrollment fee to attend our workshops are allowed to bring a guest at no additional charge, and that individual and his/her guest constitute one buying unit. If the person attends alone, that single person also counts as one buying unit.  As a result of the decrease in number of events and number of buying units per event, we had approximately 852 fewer workshop buyers in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The decrease in the number of workshop buyers reduced revenue for the three months ended September 30, 2010 by approximately $1,985,000, compared to the corresponding period of 2009.

(3)  Cash purchases as a percentage of total workshop purchases decreased to 37% for the three months ended September 30, 2010 from 42% in September 30, 2009.  The lower percentage of cash at the workshop further decreased revenue for the three months ended September 30, 2010 by approximately $718,000, compared to the corresponding period of 2009.

(4)  Offsetting the decrease in workshop buying units and the lower cash percentage was the fact that approximately 29% of buying units made a purchase at the workshops during the three months ended September 30, 2010, compared to 23% for the three months ended September 30, 2009, which resulted in 539 additional buyers and $1,040,000 in additional workshop revenue.

(5)  Further decreasing revenue was a $88,000 decrease in hosting revenue for the three months ended September 30, 2010, compared to the corresponding period of 2009.

(6)  Revenue decreased $505,000 for the three months ended September 30, 2010 compared to the corresponding period of 2009 as a result of a change in the current product mix offered at our workshops and the timing of revenue recognition associated with those products.   As a result of the change in our product mix, deferred revenue increased by $505,000.

(7)  Partially offsetting the overall decrease in revenue was a decrease in refunds when compared to the prior period.  As a result of giving fewer refunds in the current period, revenue increased $887,000 in the three months ended September 30, 2010 compared to the three months ended September 30, 2010.

Crexendo Business Solutions

Revenue for the three months ended September 30, 2010 was $315,000, compared to $44,000 in the three months ended September 30, 2009.  Revenue from our Crexendo Business Solutions division is generated primarily through on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

StoresOnline

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for the three months ended September 30, 2010 decreased 18% to $4,461,000, from $5,420,000 for the three months ended September 30, 2009.  Cost of revenue as a percentage of revenue increased to 32% in the current year quarter compared to 31% in prior year quarter.  The increase in cost of revenue as a percentage of revenue was primarily due to the implementation of certain tests in the month of September designed to increase the attendance at our workshops.  The impact of these tests was an increase of 3% cost of revenue as a percentage of revenue.  This increase was partially offset by the implementation of cost-saving measures designed to reduce travel and event costs, which reduces event costs to 7% of revenue in the current year period from 9% of revenue in the prior year period. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Crexendo Business Solutions

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended September 30, 2010 was $202,000 compared to $121,000 for the three months ended September 30, 2009.  The increase in salaries for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity.

Selling and Marketing

StoresOnline

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the three months ended September 30, 2010 decreased 11% to $6,912,000, from $7,757,000 for the three months ended September 30, 2009.  Selling and marketing expense as a percentage of revenue increased to 49% in the current quarter from 42% in prior year quarter, primarily due to a decrease in the response to our direct mail advertising.  This decrease in response rate resulted in fewer attendees at our preview events compared to the prior year quarter.  As a result of the decrease in response rate despite the same level of expense on our direct mail advertising, our revenue per advertising dollar decreased, which significantly impacted our selling and marketing expense as a percentage of revenue.  The overall decrease in selling and marketing expense is due primarily to a 32% decrease in number of preview events to 753 in the current quarter compared to 1,108 in the prior year quarter, which decreased preview related event costs by approximately $582,000.  Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

Crexendo Business Solutions

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $301,000 and $123,000 for the three months ended September 30, 2010 and 2009, respectively.  The large increase was primarily attributable to an increase in sales teams and other sales activity. Since the end of second quarter we have hired six additional direct sales reps in major US cities, with the majority of those coming in September and October.  In total, we now have 12 direct sales reps in major US cities, the majority of which have been with us less than five months.

General and Administrative

StoresOnline

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2010 decreased to $1,391,000 from $1,441,000 for the three months ended September 30, 2009.

Crexendo Business Solutions

General and administrative expenses consist of payroll and related expenses for account managers, accounting and administrative personnel.  General and administrative expenses were $247,000 and $48,000 for the three months ended September 30, 2010 and 2009, respectively.  The large increase reflected the growth of our business between the two periods.

Crexendo Network Services

General and administrative expenses consist of payroll and related expenses for rent, professional fees and administrative personnel.  General and administrative expenses were $71,000 and $18,000 for the three months ended September 30, 2010 and 2009, respectively.  The large increase, which primarily related to legal and consulting fees, was primarily attributable to preparation of our hosted telecom phase 1 product launch.

Other Income

Other income is primarily derived from interest income from our StoresOnline segment and relates to EPTA contracts, which generally carry an 18% simple interest rate. For the three months ended September 30, 2010 and 2009, other income was $1,452,000 and $1,313,000 respectively.  The increase was primarily due to a one time sale of receivables that had previously been written off the books for $303,000 in the current quarter.  This increase was partially offset by a decrease in interest income for the three months ended September 30, 2010, which decreased 15% to $1,137,000 compared to $1,343,000 for the three months ended September 30, 2009.  The decrease in interest income was primarily attributable to the decrease in the collection of trade receivables.

Income Tax Provision

During the three months ended September 30, 2010, we recorded an income tax benefit of $376,000.  This compares to income tax provision of $382,000 for the three months ended September 30, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  Our tax rate for the three months ended September 30, 2010 was favorable as a result of the reversal of an uncertain tax liability due to a favorable conclusion of an audit in a foreign jurisdiction.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Financial Overview

	Nine months ended September 30,		$	%
In thousands except per share data	2010	2009	Change	Change

Total net revenue	$48,826	$57,669	$(8,843)	(15%)
Operating income (Loss)	(80)	6,537	(6,617)	(101%)
Net income	95	10,804	(10,709)	(99%)
Diluted net income per share	$0.01	$0.95	$(0.94)	(99%)

Current Nine Month Period

Total net revenue decreased 15% in the nine months ended September 30, 2010 compared with the corresponding period of 2009, due primarily to a 30% decrease in principal collected on our accounts receivable balance and a 14% decrease in commissions from third-parties as a result of fewer leads generated in the StoresOnline group.  Our Crexendo Business Solutions group generated revenue of $902,000 compared to $44,000 revenue in the same period in 2009.

Operating income (loss) decreased $6.6 million, or 101%, in the nine months ended September 30, 2010, compared with the corresponding period of 2009. Revenue decreased $8.8 million, or 15%, while costs and expenses decreased $2.9 million, or 5%, in the fiscal 2010 period. The increase in operating expenses as a percentage of revenue, from 96% in nine months ended September 30, 2009 to 108% in the nine months ended September 30, 2010, was primarily attributable to a $5.8 million or 30% decrease in revenue related to principal collected on our accounts receivables.  The collection of principal on our accounts receivable balance has approximately 10% in costs associated with this revenue. Additionally, a decrease in response to our direct mail advertising, as discussed below in the selling and marketing section, increased our costs as a percentage of revenue.

Net income decreased $10.7 million, or 99%, in the nine months ended September 30, 2010, compared with the corresponding period of fiscal 2009. Our effective tax rate for the nine months ended September 30, 2010 was 218.8% which resulted in a benefit for income taxes of $175,000.  We had an income tax benefit of $4,267,000 for the nine months ended September 30, 2009, primarily as a result of the reversal of an uncertain tax liability due to a favorable conclusion to the IRS audit.

Business Segment Results

The information below is organized in accordance with our three reportable segments.  Segment operating income or loss is equal to segment net revenue less segment cost of revenue, marketing, and operating expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.  These unallocated costs totaled $6.5 million and $7.5 million in the nine months of 2010 and 2009, respectively.  Unallocated costs decreased in the nine months of 2010 compared with the first nine months of 2009 due, in part, to a decrease in salaries and option expense from the prior year.

Revenue

StoresOnline

Revenue for the nine months ended September 30, 2010 decreased 17% to $47,904,000 from $57,625,000 for the nine months ended September 30, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal collected on the sale of StoresOnline software licenses sold through EPTAs.  Fees for our SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $13,880,000 for the nine months ended September 30, 2010 compared to $19,759,000 for the nine months ended September 30, 2009.  The decrease in cash collected under EPTA agreements was primarily due to a decrease in our accounts receivable balance.  Our accounts receivable balance will increase or decrease depending upon the number of sales teams the Company has had in the prior two years, the number of customers financing the purchases of our products and services, and fluctuations in sales rates.  In the past two years we have reduced the number of our sales teams and we have seen a decline in our sales rates, which has resulted in our lower accounts receivables balance.  Commissions derived from third parties decreased 14% to $8,370,000 for the nine months ended September 30, 2010 compared to $9,749,000 for the nine months ended September 30, 2009. The decrease was primarily attributable to a decrease in commissions from third parties as a result of fewer leads sent to third parties due to a decrease in our product and service sales. Cash sales at the workshop, preview, and follow-up events, along with hosting revenue, decreased to $25,654,000 in the nine months ended September 30, 2010 compared to $28,117,000 in the nine months ended September 30, 2009.  The decrease was primarily attributable to:

(1) The number of Internet Training Workshops conducted during the nine months ended September 30, 2010 decreased 14% to 418 (including 28 that were held outside the United States) compared to 485 (four were held outside the United States) during the nine months ended September 30, 2009.

(2) The average number of buying units in attendance at our workshops during the nine months ended September 30, 2010 decreased to 75 from 80 during the nine months ended September 30, 2009.  As a result of the decrease in number of events and number of buying units per event, we had approximately 1,840 fewer workshop buyers in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The result of the decrease in number of workshop buyers reduced revenue by approximately $5,407,000.

(3) Offsetting this decrease was the fact that the workshop buy rate increased from 25% in nine months ended September 30, 2009 to 27.5% in nine months ended September 30, 2010, which resulted in 783 additional workshop buyers and $1,360,000 in additional workshop revenue in the current year period.

(4) Cash purchases as a percentage of total workshop purchases decreased to 38.9% for the nine months ended September 30, 2010 from 40.1% in the nine months ended September 30, 2009.  The lower percentage of cash at the workshops further decreased revenue for the three months ended September 30, 2010 by approximately $782,000, compared to the corresponding period of 2009.

(5)  Further decreasing revenue was a $61,000 decrease in hosting revenue for the nine months ended September 30, 2010, compared to the corresponding period of 2009.

(6)  Revenue decreased $505,000 for the nine months ended September 30, 2010 compared to the corresponding period of 2009 as a result of a change in the current product mix offered at our workshops and the timing of revenue recognition associated with those products.   As a result of the change in our product mix, deferred revenue increased by $505,000.

(7) Partially offsetting the overall decrease in revenue was a decrease in refunds when compared to the prior period.  As a result of giving fewer refunds in the current period, revenue increased $572,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2010.

(8) The overall decrease in revenue was further off-set by an increase of $1,000,000 as a result of the change in the Avail 24/7 contract.

(9) Revenue decreased $1,280,000 during the nine months ended September 30, 2009 as a result of various legal matters, in which agreements were reached, or expected to be reached, allowing for customer refunds.

Crexendo Business Solutions

Revenue for the nine months ended September 30, 2010 was $922,000, compared to $44,000 in the nine months ended September 30, 2009.  Revenue from our Crexendo Business Solutions division is generated primarily through on-page and off-page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

StoresOnline

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for the nine months ended September 30, 2010 decreased 14% to $14,374,000, from $16,618,000 for the nine months ended September 30, 2009.  Cost of revenue as a percentage of revenue increased to 30% in the current year period compared to 29% in prior year period.  The increase in cost of revenue as a percentage of revenue is primarily due to the implementation of certain tests in the month of September designed to increase the attendance at our workshops.  The impact of these tests was an increase of one percent cost of revenue as a percentage of revenue.  Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Crexendo Business Solutions

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the nine months ended September 30, 2010 was $517,000, compared to $191,000 in the nine months ended September 30, 2009.  The increase in salaries for the current period is related to an increase in headcount to fulfill additional sales.

Selling and Marketing

StoresOnline

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the nine months ended September 30, 2010 decreased 5% to $24,026,000, from $25,345,000 for the nine months ended September 30, 2009. Selling and marketing expense as a percentage of revenue increased to 50% in the current period from 44% in prior year period primarily due to a decrease in the response to our direct mail advertising.  This decrease in response rate resulted in fewer attendees at our preview events compared to the prior year quarter.  As a result of the decrease in response rate despite a $400,000 increase in our direct mail advertising spent, our revenue per advertising dollar decreased, which significantly impacted our selling and marketing expense as a percentage of revenue.  The overall decrease in selling and marketing expense was due primarily to a 14% decrease in the number of Internet Training Workshops conducted during nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting guidance.

Crexendo Business Solutions

Selling and marketing expenses consists primarily of salaries and benefits as well as advertising expenses.  Selling and marketing expense was $926,000 and $257,000 for the nine months ended September 30, 2010 and 2009, respectively.  The large increase was related to an increase in sales teams and other sales activity.

General and Administrative

StoresOnline

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the nine months ended September 30, 2010 decreased 12% to $4,594,000 from $5,234,000 for the nine months ended September 30, 2009.  The decrease was primarily due to a decrease in finance servicing company payments of $778,000 as a result of a reduction in principal collected on our receivables portfolio.

Crexendo Business Solutions

General and administrative expenses consist of payroll and related expenses for account managers, accounting and administrative personnel.  General and administrative expenses were $742,000 and $98,000 for the nine months ended September 30, 2010 and 2009, respectively.  The large increase was primarily attributable to the growth of our business since the prior year.

Crexendo Network Services

General and administrative expenses consist of payroll and related expenses for rent, professional fees and administrative personnel.  General and administrative expenses were $363,000 and $48,000 for the nine months ended September 30, 2010 and 2009, respectively.  The large increase, which mostly included legal and consulting fees, was primarily attributable to preparation of our hosted telecom phase 1 product launch.

Other Income

Other income is primarily derived from interest income from our StoresOnline segment and relates to EPTA contracts, which generally carry an 18% simple interest rate. For nine months ended September 30, 2010 and 2009, other income was $3,750,000 and $4,440,000 respectively.  The decrease was primarily attributable to interest income decreasing 22% to $3,571,000 for the nine months ended September 30, 2010 compared to $4,461,000 for nine months ended September 30, 2009.  The decrease was primarily attributable to the decrease in the collection of trade receivables.  This decrease was partially offset by a one time sale of receivables that had previously been written off the books for $303,000 in the current quarter.

Income Tax Provision

During the nine months ended September 30, 2010, we recorded an income tax benefit of $175,000.  This compares to an income tax benefit of $4,267,000 for the nine months ended September 30, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  Our tax rate for the nine months ended September 30, 2010 was favorable as a result of the recognition of additional research and development credits related to prior years and the reversal of an uncertain tax liability due to a favorable conclusion of an audit in a foreign jurisdiction.  Our tax rate for the nine months ended September 30, 2009 was favorable due to the reversal of an uncertain tax liability due to a favorable conclusion to an IRS audit.

Liquidity and Capital Resources

Working Capital

As of September 30, 2010, we had working capital of $15,051,000, compared to $17,604,000 as of December 31, 2009. As of September 30, 2010, we had working capital, excluding deferred revenue, of $26,499,000 compared to $33,431,000 as of December 31, 2009. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to the purchase of a building, repurchase of shares of common stock, dividends paid, and a decrease in prepaid expenses as a result of direct response advertising costs that related to future workshops. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of September 30, 2010, we had $17,470,000 of cash and cash equivalents held primarily in operating accounts, compared to $21,549,000 as of December 31, 2009. During the nine months ended September 30, 2010, we used $626,000 in cash from operating activities. During the nine months ended September 30, 2010, we used cash flows from investing activities of $2,396,000. During the nine months ended September 30, 2010 we used cash of $1,057,000 in financing activities, primarily for the payment of dividends to stockholders and the repurchase of shares of common stock.

Trade Receivables

Current trade receivables, net of allowance for doubtful accounts, totaled $10,182,000 as of September 30, 2010 compared to $14,162,000 as of December 31, 2009. Long-term trade receivables, net of allowance for doubtful accounts, were $7,344,000 as of September 30, 2010 compared to $6,264,000 as of December 31, 2009. We offer our customers a 24-month installment contract as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of September 30, 2010 totaled $2,901,000, compared to $3,154,000 as of December 31, 2009. Our accounts payable as of September 30, 2010 were generally within our vendors’ terms of payment.

Capital

As of September 30, 2010, total stockholders’ equity was $26,053,000, up from $25,982,000 at December 31, 2009. In addition to a net income of $95,000, other significant changes in stockholders’ equity during the first nine months of fiscal year 2010 included $855,000 in expense for options granted, $686,000 in common stock dividends, $117,000 in restricted stock issued, and $323,000 in shares of our common stock that were re-purchased.  The remaining change related to stock options exercised by employees, net of the related income tax benefit.

During the nine months ended September 30, 2010 we declared and paid three cash dividends of $0.02 per common share on March 29, 2010, June 22, 2010, and September 28, 2010 respectively. The dividend declared on March 29, 2010 was paid to stockholders of record as of April 5, 2010 and was paid on April 12, 2010. The dividend declared on June 22, 2010 was paid to stockholders of record as of June 29, 2010 and was paid on July 7, 2010. The dividend declared on September 28, 2010 was paid to stockholders of record as of October 7, 2010 and was paid on October 14, 2010.  As we experienced a net loss for the nine months ended September 30, 2010, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Common Stock Repurchases

In September 2006, our board of directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our board of directors authorized the repurchase of an additional $50,000,000 of our common stock. During the nine months ended September 30, 2010, we paid $323,000 to purchase 64,806 shares of our common stock.  The common stock we repurchased has been retired.

Acquisition of CastleWave

On February 9, 2010 we acquired all of the assets of CastleWave for total consideration of $495,000.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $128,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is paid out quarterly based upon a percentage of sales from CastleWave’s sale channels.   CastleWave is a provider of online marketing services and became part of our Crexendo Business Solutions segment.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Guidance – On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, as well as reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new authoritative guidance did not have a material impact on our disclosures in our condensed consolidated financial statements at September 30, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This new authoritative guidance had no impact on our financial condition and results of operations at September 30, 2010.

Recent Accounting Guidance Not Yet Adopted - In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

●
our belief that there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms that offer business-to-consumer eCommerce solutions coupled with support and continuing education;

●
our belief that continuously testing and implementing changes to our business model may further reduce the level of investment necessary to get customers to attend our events and to increase our value proposition to these customers;

●	our belief that we took steps to correct the decline and believe we have made the necessary corrections;

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

As of September 30, 2010, we had approximately $17,470,000 of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, commodity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline; our future interest income will decrease. If overall interest rates had fallen by 10% in the nine months ended September 30, 2010, our interest income would have decreased by an immaterial amount assuming consistent levels of interest-bearing instruments.

As of September 30, 2010, we had approximately $987,000 of net trade receivables denominated in foreign currencies with maturity dates between 2010 and 2011. These trade receivables are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in deferred revenue. As amounts are collected on our foreign denominated trade receivables, future revenues and cash flows may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by one percent as of September 30, 2010, our net trade receivable balance would have decreased by approximately $10,000.

As of September 30, 2010, we had approximately $442,000 of cash and cash equivalents denominated in foreign currencies. These cash and cash equivalent balances are translated into U.S. dollars at the exchange rates as of each balance sheet date and the corresponding adjustments are recorded in other income, net. Future earnings and cash and cash equivalent balances may be adversely impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar had strengthened overall by one percent as of September 30, 2010, our cash and cash equivalents would have decreased by approximately $4,000.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to our Transition Report on Form 10-KT for the period ended December 31, 2009. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, there were no material changes from the legal proceedings previously disclosed in our Transition Report on Form 10-KT for the period ended December 31, 2009. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

ITEM 4.   (REMOVED AND RESERVED)

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

iMergent, Inc.

November 3, 2010	By:	s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

November 3, 2010	By:	s/ Jonathan R. Erickson
Jonathan R. Erickson
Chief Financial Officer