Form 10-K
period 2010-12-31
IMERGENT INC
filed 2011-03-02
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010:

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

(Title of Class)
None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2010 (end of the Company’s second most recent fiscal quarter) was approximately $27,728,000.

The number of shares of the registrant’s common stock outstanding as of February 28, 2011 was 10,645,135.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the registrant in connection with its 2011 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	85
ITEM 11.	EXECUTIVE COMPENSATION	85
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	85
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	85
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	85

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	86

PART I

Throughout this Annual Report, we refer to iMergent, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in this Annual Report, “StoresOnline™” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PROJECT,” “PREDICT,” “POTENTIAL” OR “CONTINUE” (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY ESTIMATIONS, AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE ESTIMATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

ITEM 1.  BUSINESS

OVERVIEW

We provide a variety of cloud-based infrastructure services to entrepreneurs and small and medium-sized businesses. Our services include high-quality voice and messaging services over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions that enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our services are designed to help increase the predictability of success for online businesses.

Our primary web service offerings are designed to meet the needs of entrepreneurs and small and medium-sized businesses anywhere along their lifecycles.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.  In addition to our primary service offerings for the Do-It-Yourself customer base, we also offer a variety of premium services to the Do-It-Yourself customer such as initial site design and build, logo design, drop-shipper/supplier integration, and a variety of search engine optimization and link building packages.

Our Do-It-For-Me services are comprehensive and flexible, allowing us to meet the needs of a wide variety of customers ranging from those just establishing their online presence to those wanting to enhance their existing online presence.  These services include custom website design and development, search engine optimization, link building, conversion rate optimization, paid search management, and social media management.  Additionally, as the online space continues to evolve our product and service offerings will continue to evolve, to keep our customers on the cutting edge of the online space.

In addition to web services, we offer a suite of high quality voice and messaging services over broadband networks.  Our small and home office services are portable and allow our customers to make and receive phone calls almost anywhere a broadband Internet connection is available.  We transmit these calls using Voice over Internet Protocol (VoIP) technology, which converts voice signals into digital data packets for transmission over the Internet.  At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Crexendo voice, messaging, features, and personal profile information regardless of location, device, or how they access the Internet.

OUR STRATEGY

We have historically sold our content management and website building tool as a perpetual software license.  During the fourth quarter of 2010 we transitioned approximately 80% of our sales from selling a perpetual software license to a Software as a Service (SaaS) model.  This transition provides the foundation for our strategy on a go forward basis.  Key elements of our strategy include:

Expanding Our Distribution Channels.  To sell our web and hosted telecom products and services cost effectively, we must expand our distribution channels.  We have historically sold our web services through an educational seminar format, which relies on direct mail marketing campaigns to attract attendees.  We plan to expand our distribution channels through affiliate programs, white-label programs, strategic marketing partnerships, direct sales, and online marketing channels.  We anticipate these expanded distribution channels will provide multiple revenue streams from customers across a broader spectrum.  We expect Do-It-Yourself customers acquired through these new distribution channels to provide significant opportunities for up-selling and cross-selling additional online marketing, lead generation, search engine optimization and hosted telecom products.

Continuing to Target the Entrepreneur and Small and Medium-Sized Business Market Segment.  We believe the entrepreneur and small and medium-sized business market segment offers us the best opportunity for future growth.  We believe this is a largely underserved market with significant needs for comprehensive, affordable, and scalable solutions for their web and telecom service requirements.  Our services are designed to be scalable so as to meet the needs of these businesses that often times do not have the time, resources, or technical skills to fulfill themselves.

Strengthening Customer Retention.  We are dedicated to enhancing customer retention and building lasting relationships with our customers.  We believe a critical element in strengthening customer retention is continuous improvement to our content management and web-building tools, including improvements to our user interface to create a more intuitive and interactive experience.  We believe education is a critical element to customer retention.  One of the core features of our product offering is the continuous education we provide our customers on how to identify opportunities in the marketplace, how to effectively design their website for optimal conversion, and how to market their website to increase traffic.  We are constantly updating and expanding our education offerings to meet the needs of our customer base in this dynamic marketplace and expect to continue to expand and diversify our educational offerings to provide up-to-date and relevant content.

Developing Complimentary Services and Technologies.  We seek to develop complimentary products and services for our customers.  Our ultimate goal is to become the leading provider of hosted solutions in the entrepreneur and small and medium-sized business space.  We currently provide web services, hosting services, online marketing services and hosted telecom services.  We expect to expand our product offerings in the future to include bandwidth services, premium telecom services such as operator services, conferencing services, call center services, and mobile features for both our web platform and telecom service.   Additionally, we plan to expand our educational offerings to not only include education on online marketing, but education on entrepreneurship and small business management.

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of cloud-based products and services that enable entrepreneurs, and small and medium-sized businesses to more efficiently run their business.  By providing a variety of comprehensive and scalable solutions, we are to able sell customers regardless of where they are in the business lifecycle.  Our Web and Telecom products and services can be categorized in the following offerings:

Website Design and Development

Using our proprietary software and processes we design and develop websites with “conversion” in mind.  The term conversion means different things to different websites.  To a lead-generation website, it means getting prospects to submit their contact information so our sales team can contact them.  For an e-commerce website, conversion means getting an online customer to complete an order.

Our website design packages range from a semi-custom template based design package to a completely custom design package.  We incorporate Google Analytics into every site unless the customer specifies some other system.  Proper analytics allow identification of weak spots in the conversion process.  Once weak spots are identified, the site can be adjusted to smooth out the process and turn more prospects into customers.

Once the site is complete, we provide tutorials and tools to allow customers to make changes to their sites as often as necessary without having to pay additional programming fees.  Alternatively, customers can elect to have us manage the changes to their websites for an additional fee.

Search Engine Optimization

There are two general aspects to Search Engine Optimization (“SEO”).  First, the tactical level, which includes conditioning a page to be relevant and search-engine friendly.  Second, strategic selection of keywords and keyword phrases.  The popularity of a site plays a role in what keyword phrases a customer can compete on versus what keyword phrases might be ‘out of their league’.  We focus on the strategic selection of keywords and only go after keywords that have healthy search volumes and high ‘win’ capability.  Our experience coupled with our proprietary rSAT software allow us to strategically select the best choices for keyword phrases to target which provide the highest probability of getting high search engine positions and drawing maximum traffic to the website.  Our SEO packages include a keyword interview, strategic keyword research, baseline ranking report, search engine optimization plan, and comparison ranking report.

Link Building

Link building is a critical component of off-page SEO.  To be effective, a link building campaign must be done manually.  Search engines can detect links obtained via automated submission.  Also, links need to come from many different types of sites, not just one or two.  Link building is closely related to search engine optimization, as such; we carefully synchronize all our link building efforts and anchor text with our search engine optimization efforts.

An effective link building effort is labor intensive, with no real shortcuts.  We incorporate the following strategies in our link building efforts; live directory submissions, social bookmarks, blog postings, article submissions, regional portals, and leverage links.

Conversion Rate Optimization

Conversion is the percentage of visitors to a site that turn into action takers.  A customer’s site might be an e-commerce site, a lead generation site, or it might have a goal of signing up members, newsletter subscribers, webinar registrations, white paper downloads, or accessing a specific page in the site.  There are many different types of success events, and not all websites perform equally with respect to getting visitors to take the desired actions.  Sites with a high percentage of action takers as compared to all traffic would be considered to have high conversion rates.  For example, a lead generation website that generates four leads out of every 100 visitors would have a conversion rate of four percent.

Conversion Rate Optimization (CRO) is the process of making a site better at moving visitors toward conversion.  Because the Internet is constantly changing, conversion rate best practices are moving targets.  We specialize in staying on top of the latest Internet developments in order to know how best to optimize a given site for conversion.

An important part of CRO is analytics.  For most companies we recommend Google® Analytics because it is free and accomplishes everything most companies need.  With any analytics solution, the challenge is to configure it properly.  Our CRO packages are designed to ensure proper configuration of the customers’ analytics solution and ongoing review of the data to help analyze and interpret the data to spot trends and make course corrections.

Paid Search Management

We offer paid search management services, such as management of Google® AdWords™ and Microsoft Advertising adCenter™ accounts for our customers.

Modern paid search networks are incredibly sophisticated and require a tremendous amount of experience and expertise to avoid the many potential pitfalls of paid search.  We assist customers by taking a conservative approach to paid search management. By using a combination of proprietary automation tools, split test dedicated landing pages, as well as the practiced eye of an expert monitoring our customer accounts on a daily basis, we are able to consistently raise conversion rates and lower the cost-per-acquisition.

Do-It-Yourself Websites

We offer a variety of Do-It-Yourself website building and marketing solutions for entrepreneurs and small businesses that intend to build their own websites or enhance their websites with online marketing.  These solutions include hosting services, web building tools with e-commerce capabilities and online marketing training.  Our online marketing training courses instruct on the following subjects: affiliate marketing, Amazon® and eBay® training, comparison shopping engines, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, search engine optimization, social media marketing, and Google® analytics.

Telecom Plans

We completed development of Phase One of our hosted telecom offering in the fourth quarter of 2010.  We currently offer the following plans and equipment:

Small Office, Home Office Plans

Crexendo Adaptor Plan – this plan is a professional business communication service for small office/home office (SOHO), which operates with a user’s high speed internet connection. The Adaptor unit supports the connection of up to two analog phone devices including support of fax machines, home phones, or cordless/wireless phones.

The Crexendo Adaptor Plan includes unlimited local and long distance calling in the US/Canada using VoIP technology. Porting of a local number and an audio conferencing bridge account with pin for up to 10-parties are included in the monthly service. The user account includes a web user interface for management of voicemail, email and inbound fax. Features include 3-way calling, find me/follow me, and interactive voice response for customized greetings and routing. Toll-free service and local number services may be added for an additional monthly cost.

Small Business Plans

Crexendo 800 Plan – this plan is an inbound 800 communication service which includes a virtual office web user interface for managing your 800 phone numbers, incoming emails, inbound fax, and voice messages. The plan includes an 800 number and free local fax number.

Crexendo Silver Plan– this plan is a professional business communication service for small offices which operates with a business’ pre-wired internet connection or high speed internet. Silver is ideal for small businesses going to a virtual office.  The plan includes a business desktop phone, the Crexendo 200 Internet Phone which offers a 2-line display with a menu of features including HD speaker phone, mute, hold, do-not-disturb, and multi-line support.

Silver Plan includes:

●	Crexendo 200 Phone - business desktop Internet phone;
●	Unlimited Calling - local and long distance calling in the US/Canada;
●	Number Transfer - free porting of a local number;
●	Web Interface - manage voicemail, email and inbound fax;
●
Business Features – two-line support, three-way calling on the phone or ten-party through bridge, find me/follow me and interactive voice response for business routing, consultative transfers, blind transfer, text-to-speech support for personalized greetings, E911 support, basic hunt groups and more; and

•	Extras - toll-free service and additional local number services may be added for an additional monthly cost.

Crexendo Gold Plan– this plan is an executive business communication service for small offices which operate with a business’ pre-wired internet or high speed internet. Gold is designed for businesses going to a virtual office or adding knowledge-based/teleworkers.

Gold Plan includes:

●	Crexendo 300 - business desktop internet phone;
●	Unlimited Calling - local and long distance calling in the US/Canada;
●	Number Transfer - free porting of a local number;
●	Web Interface - manage voicemail, email and inbound fax;
●
Business Features – two-line support, three-way calling on the phone or ten-party through bridge, find me/follow me and interactive voice response for business routing, consultative transfers, blind transfer, text-to-speech support for personalized greetings, E911 support, basic hunt groups and more; and

●	Extras - toll-free service and additional local number services may be added for an additional monthly cost.

Crexendo Adaptor Plan/Business Fax Plan – this plan is a professional business fax communication service for small business which operates with a business’ pre-wired internet or high speed internet. The Adaptor unit supports the connection of fax machines for outbound fax, plus up to one additional device which could be another fax machine, a home phone, or cordless/wireless phone.

Crexendo Adaptor Plan includes:

●	1500 Minutes for Fax/Calling - limited local and long distance faxing/calling in the US/Canada;
●	Number transfer - free porting of a local number;
●	Conferencing/Audio Bridge Combo - audio conferencing bridge account with pin for up to ten-parties;
●	Web Interface - manage inbound faxes, voicemail, and e-mails from a single web screen assigned to each account; and
●	Extras - toll-free, extra minutes, and local number services may be added for an additional cost.

Crexendo Communication Equipment

Crexendo 200 Internet Phone – this phone is a standard professional two-line business desktop phone for making voice over the internet calls. Buttons include menu, do-not-disturb, hold, three-way conference, directory, message waiting, headset transition, transfer, redial, and volume controls.

Crexendo 300 Internet Phone – this phone is an executive professional six-line business desktop phone for making voice over the internet calls. Buttons includes menu, do-not-disturb, hold, three-way conference, directory, message waiting, headset transition, transfer, redial and volume controls. Add a pc connection to share internet resources, plus, ten speed dial/programmable keys. Menu prompts users for one touch connections, history, directory, do-not-disturb, status, features like call forward, call waiting, dss keys, key as send, hotline, anonymous call, auto redial, intercom, call completion, password set, contacts, blacklist, and corporate contacts.

Crexendo Adaptor – this is an analog telephone adaptor (ATA). The adaptor provides connectivity for fax machines, home phones, and cordless/wireless phones.

Audio Bridge – Crexendo SOHO and small office plans include one audio bridge conference line per phone. This service provides users with a pin and local number for bridging up to ten-parties in a conference call.

Local Number Portability – Crexendo allows users to port their phone number to our telecom service.

Marketing and Sales Channel

We engage in a variety of marketing activities to increase awareness of our products and services, to sell additional products and services to our existing customer base, and to enhance the value we provide to entrepreneurs, small and medium-sized business entities.  Our marketing and sales channels are best described by business segment.

StoresOnline

Our StoresOnline business segment serves the SOHO business owner and entrepreneur seeking the tools and training to establish a successful website on the Internet. Specifically, StoresOnline services a market segment looking for a “do-it-yourself” option as an alternative to the high cost of contracting an e-commerce or lead generation web developer and, most importantly, an ad agency for website promotion. Both are difficult barriers to many entrepreneurs looking to establish a presence on the Internet.

We have traditionally sold our StoresOnline products and services through an educational seminar format utilizing direct response marketing campaigns.  Our sale typically starts with a complimentary 90-minute informational “Preview Training Session” aimed toward those interested in extending their business to the Internet. These Preview Training Sessions have been proven to increase awareness of and excitement for the opportunities presented by the Internet. At these Preview Training Sessions, our instructors (i) preview the advantages of establishing a website on the Internet, (ii) answer many of the most common questions new or prospective Internet merchants have, (iii) explain, in general terms, how to develop an effective Internet strategy and (iv) explain how to transform an existing “brick and mortar” company into an e-commerce enabled company.

At the Preview Training Session, the attending entrepreneur or small business owner has the opportunity to purchase two months access to our proprietary content management system and web building tools, as well as admittance to a full day Internet Training Workshop.

Approximately two weeks after each Preview Training Session, we conduct an intensive “Internet Training Workshop” which teaches Internet e-commerce and website implementation training to the small business owners and entrepreneurs who purchased at the Preview Training Session. Instructors of the Internet Training Workshop expand upon the principles taught at the Preview Training Session elaborating on the details, requirements, demands, tips, and techniques required to extend their business or product to the Internet. Specifically, this instruction consists of a plain English explanation of e-commerce requirements and tools, specific details and tips on how to promote and drive traffic to a website, and techniques to increase sales from a website.

In addition to the training provided at the workshop, our customers are presented an opportunity to purchase additional products and services including:

•	Proprietary research and optimization tools including; keyword analysis tool, keyword cloud tool, keyword distribution tool, reverse search engine, and relevant link search tool

•	Integration with multiple merchant accounts

•	Integration with multiple drop-shippers

•
Online training courses, including; drop-shipping and product sourcing, affiliate marketing, Amazon® and eBay®, comparison shopping engines, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, search engine optimization, social media marketing, and Google® Analytics; and

•	Website design and development.

Following the initial workshop sale, we seek to provide additional technology and services to our customers. For this purpose we have partnered with third-party companies who offer our customers additional marketing tools, training, and/or tax and legal services for their web-based businesses. We receive a commission from these companies when our customers purchase any of their products or services. For a commission, we allow third parties to market certain products and services which we believe are complementary to our own products and services, available to customers in our Preview Training Sessions, Internet Training Workshops, and through other direct marketing efforts. Furthermore, we continually explore ideas, products and services which offer to enhance ongoing customer training and assistance.

Crexendo Web Services

Crexendo Web Services, Inc. (“Crexendo Web Services”) segment is a wholly-owned subsidiary of our Company, previously Crexendo Business Solutions, serves small and medium-sized businesses seeking to enhance their presence on the Internet.  Specifically, Crexendo Web Services services a market segment looking for a “Do-It-For-Me” option to increase traffic and conversion on their sites.  The primary products and services for Crexendo Web Services include custom website design and development, search engine optimization services, conversion rate optimization services, link building services, and paid search management.

Crexendo Web Services sells its products and services through a direct sales channel, white label relationships, online channels, and through strategic marketing partnerships.  The initial step in the sales approach typically starts with an in-depth analysis of the potential customer’s website using Crexendo Web Services’ proprietary tools and software for analyzing search demand, identification of keywords, keyword density, and effective pay-per-click strategies. Utilizing these tools allows our search engine optimization professionals to efficiently develop a long-term web-marketing strategy focused on generating qualified leads and traffic to our customers’ websites.

Crexendo Network Services

Crexendo Network Services is focused on developing, marketing, and selling telecommunication and data services. We are currently developing and deploying broadband digital phone service utilizing standard Session Initiation Protocol (SIP) equipment and services.

Our telecom offering enables our customers to add digital voice services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service and use Crexendo supplied IP phones or ATAs to make and receive calls to/from the Public Switched Telephone Network and other Crexendo endpoints.

We are in the process of developing a suite of business services that we anticipate will offer feature-rich communications services to small and medium-sized businesses, eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with our service is to replace private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted, Internet-based business phone service solution. We anticipate when completed, our service will completely replace a company's PBX infrastructure by delivering all telecom services over a managed Internet connection.

We intend to offer these services through both our StoresOnline division using an education seminar format, and through our direct sales and strategic marketing relationships.

Our Crexendo Network Services division is currently in the development phase and as of December 31, 2010, had not generated any revenues. Costs associated with the start-up of the Crexendo Network Services division totaled $1,429,000 for the year ended December 31, 2010, $210,000 for the six months ended December 31, 2009, and $199,000 for the fiscal year ended June 30, 2009 respectively and are included in our respective consolidated statements of operations. No expenses were recognized prior to January 1, 2009 relating to Crexendo Network Services.

Segment revenue and operating income (loss) was as follows (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
	2010	2009	2009	2008	2009	2008
Revenue:
StoresOnline	$64,471	$75,880	$35,589	$54,120	$94,411	$128,048
Crexendo Web Services	1,322	127	127	––	––	––
Crexendo Network Services	––	––	––	––	––	––
Consolidated	$65,793	$76,007	$35,716	$54,120	$94,411	$128,048

Operating Income (Loss)
StoresOnline	$5,509	$13,167	$5,455	$(4,332)	$3,682	$7,992
Crexendo Web Services	(1,827)	(1,158)	(904)	––	(253)	––
Crexendo Network Services	(1,429)	(409)	(210)	––	(199)	––
Unallocated comrporate item	(8,827)	(9,813)	(4,864)	(5,857)	(11,109)	(11,245)
Consolidated	$(6,574)	$1,787	$(523)	$(10,189)	$(7,879)	$(3,253)

Seasonality

Our StoresOnline revenues are subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.

Technology

We believe our developed proprietary technologies represent a key component of our business model. We believe these technologies distinguish our services and products from the services and products offered by our competitors. In particular, our content management and website development software, which includes advanced editing capabilities in terms of content and website creation, dynamic image creation, hosting environment and infrastructure, and total customer relationship management.

Our software platform is continuously being enhanced and is an innovative website-building environment. Features and functions of our software include:

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

•
customizable forms that address customer-specific needs. By using customized forms, our customers can set up secure, encrypted forms with improved ease to collect sensitive information from their customers. This is especially useful for service-based businesses, as these forms can be used for job, loan, applications, questionnaires, bids, quotes, lead generation, etc.

•
Advanced features include: ordering rules setup for shipping, sales tax, and discount codes, UPS integration, inventory control system, gift certificate and gift card purchasing and redemption, integration with Amazon® Checkout and/or Google® Checkout, Google® Base integration, eBay® auctions integration, shopping cart supporting multiple currencies and price sets, automatic sitemap generation used by search engines, and advanced website product search using filters to quickly narrow down the product offering based on product attributes.

RESEARCH AND DEVELOPMENT

We invested $3,090,000 for the year ended December 31, 2010, $1,044,000 for the six months ended December 31, 2009, and $2,177,000 for the fiscal year ended June 30, 2009 in the research and development of our technologies. The majority of these expenditures were for our search engine optimization tools, content management and web building tools, as well as our hosted telecom product.

COMPETITION

Our markets are increasingly competitive. Our competitors include companies which sell through workshop formats like ours, as well as portals, application service providers, software vendors, systems integrators and information technology consulting services providers.

Most of these competitors, however, do not yet offer the full range of services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could adversely affect our business prospects, financial position and results of operations materially. Many of our current and potential competitors have longer operating histories, larger customer bases and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.

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

There are relatively low barriers to entry into our business. Our proprietary technology does not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will attempt to develop competing products and services or new forums for conducting e-commerce which could be deemed competition. Additionally, if e-commerce or Internet based enterprises with more resources and name recognition were to enter our markets, they may redefine our industry and make it difficult for us to compete.

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

EMPLOYEES

As of February 28, 2011, we had 395 employees; 297 full time and 98 part time, including six executives, 104 in sales, 17 in marketing, sales administration and event planning, 31 in the development of our e-commerce solutions and IT, 19 in website production, 23 in SEO fulfillment, 90 in event reservations, 56 in customer support, and 49 in finance, legal and general administration.

CORPORATE INFORMATION

iMergent, Inc. was incorporated as a Nevada corporation on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. Effective July 3, 2002, we changed our corporate name to “iMergent, Inc.” to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to entrepreneurs and small businesses who are seeking to establish a viable e-commerce presence on the Internet.

We are headquartered at 1615 South 52nd Street, Tempe, AZ, 85281, and our telephone number is (623) 242-5959. Our website is www.imergentinc.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange and Commission (SEC).

You may read and copy this Annual Report at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549.  Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

INTERNATIONAL OPERATIONS

For a discussion of revenues relating to our international activities, see Note 1, entitled Business Segment and Related Information, in our consolidated financial statements.

ITEM 1A.  RISK FACTORS.

In addition to factors discussed elsewhere in this Annual Report, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Proposed Federal Trade Commission rules could adversely impact the manner in which we solicit potential customers.

On April 5, 2006, the Federal Trade Commission announced proposed rules affecting sellers of business opportunities. Under current law, we do not believe we sell a business opportunity. The rules, if amended, could require us to provide a disclosure statement to potential customers prior to  a sale in excess of a threshold amount. We would then either be required to provide disclosure documents to all potential customers who sign up for a preview or provide the disclosure document to all preview customers who elect to attend the workshop.  If those rules were adopted and we were determined to be a seller of business opportunities, such determination could negatively impact the manner in which we solicit potential customers and could lead to a decrease in sales.  We believe we currently comply with the business opportunity statute in the State of California, and we provide the disclosure document to all preview customers who elect to attend the workshop.

We have been subject to a number of claims by governmental agencies that we are required to register as a seller of business opportunities, including actions seeking restraining orders or injunctions, and adverse decisions in these matters could adversely affect our business.

We have been subject to a number of claims by governmental agencies which claim that we are required to register as a seller or provider of business opportunities. We have successfully defended such claims, except in the State of California which has a statute with substantially different requirements than other jurisdictions. No assurances can be given that there will not be other jurisdictions which may bring actions on similar grounds, or that such claims may be successfully defended. We assert we do not sell a business opportunity and have not therefore registered as a seller under the various statutes (other than California). Any new actions filed against us could also have a material negative impact on our sales or operations. If it is determined in any other state that we are required to register as a seller of business opportunities in order to engage in business in that state, the requirement to do so could materially impair our business operations and/or force us to change our business model and consequently may adversely affect our revenue, increase our compliance costs, and reduce our profitability.

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

From time to time, we receive inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations. We are also subject to various claims and legal proceedings covering matters which arise in the ordinary course of business. We believe the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

We have been targeted by certain companies that contact our customers and misrepresent an affiliate relationship, or solicit our customers to pay for services in seeking a refund.

Some of our customers have been contacted by unrelated parties that claim to have a relationship with us. Those unrelated parties attempt to sell our customers certain products. They often misrepresent that they have an affiliate relationship with us.  In some cases the products sold by these companies are not as advertised and we have received complaints from customers. In certain instances the sale of products from non-affiliated third parties impacts our ability to have affiliated companies market to our customers. In addition we have been targeted by unscrupulous marketing companies that call our customers and solicit business selling “refund kits”, we believe these kits and services instruct our customers to lie about their transactions with us, the quality of service, and encourage our customers to contact regulators and misrepresent their transactions with us.

From time to time we are and have been the subject of customer complaints and lawsuits relating to our business practices which could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results.

In the ordinary course of business, we receive complaints and inquiries from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. The ultimate resolution of these matters may have a material adverse effect on our financial position or results of operations.

We may be required to reduce our prices in order to compete which could negatively impact our profitability.

As competition with our StoresOnline software increases and as our Crexendo Web Services and VoIP (voice over internet protocol) services continues to expand, we may be required to respond to additional competition which could require us to lower prices and engage in price competition. If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

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

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is a SaaS model (software as a service) and is hosted remotely on our servers in Orem, Utah. We utilize “cloud computing,” which means that our software is hosted remotely, and as such cannot be selectively defective, but repeated claims of defective software could have a negative effect on our ability to sell our products. We have also been subject to various claims that our software is difficult to use. We contend our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the Internet, may have a substantial negative impact on our ability to transact business. The claims that a substantial number of our customers do not activate their websites may impact the manner in which we conduct our seminars and may have a negative impact on our operations.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.

Our VoIP telecommunication product competes with other VoIP providers (such as Vonage). In addition it also competes with traditional telephone service providers (such as AT&T) which provide telephone service based on the public switched telephone network. Some of these traditional service providers also provide internet service to their customers. Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition for cable providers, which have added VoIP services to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

 Most traditional wire line and wireless telephone service providers, cable companies, and some VoIP providers are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions.

Our ability to provide VoIP is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service and impact our revenue and profitability.

  Our ability to provide quality and reliable telephony service is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Our VoIP service (and to a lesser extend our e-commerce services)  requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We outsource several of our network functions to third-party providers. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure of any of these third party service providers to properly maintain services may be subject to factors including but not limited to the following: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability and (vi) potential law suits for loss of business, loss of reputation or failure to be able to access emergency services.

We rely on third parties to provide a portion of our customer service representatives, initiate local number portability for our customers and provide aspects of our E-911 service.

We offer our telephony customers support 24 hours a day, seven days a week. We rely on third parties (sometimes outside of the U.S) to provide some services that respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. The ability of third-party providers to provide these representatives may be disrupted due to issues outside our control.

We also maintain an agreement with an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the PSAP in the area of the customer’s registered location and terminating E-911 calls. We also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. Interruptions in service from these vendors could cause failures in our customers’ access to E-911 services and expose us to liability.

We also have agreements with companies that initiate our local number portability, which allow new customers to retain their existing telephone numbers when subscribing to our services. We will need to work with these companies to properly port numbers. The failure to port numbers may subject us to loss of customers or regulatory review.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our expense for these services.

We are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

 Our VoIP product competes against established alternative voice communication providers, (such as Skype or Magic Jack).  While we believe the technology we employ provides substantially better quality, changes in technology could allow these alternative providers to deliver comparable quality at a substantially lower price. In addition as we continue providing VoIP services, we are likely to face competition from emerging competitors focused on newer, less costly technology.  In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.

If we fail to adapt to rapid changes in the market then our products and services could become obsolete.

The market for our products and services is constantly and rapidly evolving. There is substantial competition for our e-commerce services, Crexendo Business Services, and our VoIP telephony product.  As competitors introduce new and enhanced products and services, we may not be able to develop or acquire new products and services that compete effectively. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. Any technical flaws in products we release could have a negative effect on customer adoption and our reputation.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Web Services and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

•	our ability to attract and retain customers;

•	negative publicity about our industry, events, or products;

•	one-time events that negatively impact attendance and sales at our Preview Training Sessions and Internet Training Workshops;

•	seasonal fluctuations in our business;

•	fluctuations in collections of our extended payment term agreements;

•	number of workshops in a given period;

•	intense competition;

•	changes in pricing policies;

•	regulatory actions and legal proceedings;

•	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

•	our ability to timely and effectively upgrade and develop our systems and infrastructure;

•	changes to our business model resulting from regulatory requirements;

•	our ability to control certain costs;

•	our ability to attract, train and retain skilled management, as well as strategic, technical and creative professionals;

•	technical, legal and regulatory difficulties with respect to our workshop distribution channel and Internet use generally;

•	the availability of working capital and the amount and timing of costs relating to our expansion; and

•	general economic conditions and economic conditions specific to Internet technology usage and e-commerce.

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services (including e-commerce and VoIP) may be disrupted by problems with our technology and systems such as malfunctions in our software or other facilities and overloading of our network. In addition there may be service interruptions for reasons outside our control.  Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions could cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network interruptions may also impair our ability to sign-up new customers. In addition since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. Our customers’ ability to use our services is dependent on third-party internet providers which may suffer service disruptions.  If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our growth may suffer.

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

As of December 31, 2010, we had net operating loss (“NOL”) carryforwards of approximately $6,092,000. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carryforwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our Chief Executive Officer, Steven G Mihaylo, Chief Financial Officer, Jonathan Erickson, Chief Technical Officer, David Rosenvall, Chief Administrative Officer, David Krietzberg, Chief Legal Officer, Jeffery Korn, and Chief Operating Officer, Clint Sanderson, as well as certain speakers at our Preview Training Sessions and Internet Training Workshops. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel as we continue to execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

We are dependent on credit card issuers who provide us with merchant accounts that are used to receive payments from our customers and if we cannot maintain these merchant accounts our business would be harmed.

Each financial institution that issues merchant accounts establishes limits on the amount of payments which may be received through the account. Our merchant accounts require us to keep reserves on deposit with them to protect the financial institutions against losses they may incur with respect to the accounts. We have, in the past, experienced difficulty in maintaining these merchant accounts in good standing due to changes in the reserve requirements imposed by the issuing banks and the transaction amount permitted and changes in the rate of charge-backs. If we were to experience a significant reduction in or loss of these merchant accounts our business would be severely and negatively impacted.

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

Substantially our entire network infrastructure is located in Utah, an area susceptible to earthquakes. We do not have multiple site capacity if any catastrophic event occurs and, although we do have a redundant network system, this system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment.

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

Our expansion into international markets and development of country-specific e-commerce products and services may be difficult or unprofitable.

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

As e-commerce and VOIP continue to evolve they are subject to increasing regulation by federal, state, and foreign agencies. Areas subject to regulation include, but may not be limited to, the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with many of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial position.

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

There are low barriers to entry into the e-commerce services market and, as a result, we face significant competition in a rapidly evolving industry.

We have no patented technology, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business. In addition, the costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer e-commerce services providing significant technological, creative, performance, price or other advantages over the services that we offer.

Future sales of common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 28, 2011, we had outstanding 10,645,135 shares of common stock.

Additional dilution will result if outstanding options are exercised. As of February 28, 2011, we had outstanding stock options to purchase 1,279,585 shares of common stock. In addition, in the event future financings should be in the form of, convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our business could be materially and adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions may cause businesses and entrepreneurs to curtail or eliminate spending on e-commerce services or to reduce demand for our products and services. An adverse change in economic conditions may adversely affect our business.

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

We sell our products primarily through our training workshops, and we must expand the number of our workshop sales teams to increase revenue substantially. If we are unable to hire or retain qualified speakers and sales team members or if new speakers and team members fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our speakers and workshop team members may require a long period of time to become productive. The time required achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our workshop sales force, or we may be unable to manage a larger workshop sales force.

Our stock price could decline further because of the activities of short sellers.

Our stock has historically attracted significant interest from short sellers. The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

Our stock price and operations may be affected by potential stock manipulation.

We believe certain parties are acting in a manner to attempt to denigrate our business for personal profit. We believe certain parties may have engaged in actions intended to cause harm to our Company, and certain parties have made efforts to decrease the market price of our common stock. To the extent such parties engage in any such actions or take any other actions to interfere with our existing and/or prospective business relationships with regulators, vendors, media, partners, customers, lenders, or others, our business, prospects, financial condition and results of operations may suffer, and the price of our common stock may trade at prices below those that might prevail in the absence of any such efforts.

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on operating results and financial condition.

A number of very large, well capitalized, high profile companies serve the e-commerce and technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers, and our revenue and profitability would suffer. These potential competitors could likely offer a broad array of products and services that would compete favorably with our product offerings. They could also likely offer these products at prices that would be difficult for us to match.

Our ability to continue to pay cash dividends may be affected by our operating results and other conditions.

 In December 2008, the Board of Directors decreased the quarterly cash dividend to $0.02 from $0.11 per common share. Although we currently expect to continue to pay cash dividends to our stockholders, the ability to do so will depend upon our results of operations, financial condition, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Because we conduct business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. As of December 31, 2010, we had approximately $723,000 of net trade receivables denominated in foreign currencies and $284,000 in cash and cash equivalents denominated in foreign currencies. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues as cash is collected from net trade receivables and cash sales. Similarly, our net revenues as cash is collected from trade receivables and cash sales will be negatively impacted if the U.S. dollar strengthens against foreign currencies.

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

 Our sales strategy for Crexendo products continues to develop. We intend to continue to develop our direct sales force, as well as small fulfillment offices with sales staff located in larger metropolitan areas. We intend to develop Affiliates (companies providing lead generation) to assist in selling our products. If we do not establish, develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

Our success in developing Crexendo Web Services is dependent in part upon our ability to establish a robust sales channel. As Crexendo Web Services has developed, our sales strategy morphed and emerged, our success with value added resellers had been limited and we therefore depend more heavily on our direct sales channel while attempting to establish an affiliate channel. We are attempting to work with affiliates who will provide lead generation to our sales force cost effectively.  Our primary focus is in developing our in house sales channel.  Accordingly, our ability to sell our products and services and generate significant revenue through third party leads is highly dependent on our ability to establish an affiliate network.

Our ability to increase our revenues in the future will depend in large part on our success in developing and maintaining a direct sales force to (i) sell to existing customers, (ii) sell to prospects developed by and through our affiliates, (iii) make sales to leads generated through other sources and (iv) through cold sales. Any failure to develop or maintain the appropriate sales level could limit our ability to make sales and could disrupt our relationships with affiliates and could harm our business, financial condition and results of operations.

Our ability to increase our revenues in the future for Crexendo SEO and other products (such as Pay per Click (“PPC”) sales may depend on the strategy to develop a robust direct sales force as well as small fulfillment and sales offices in major metropolitan areas. Our strategy includes the ability to cost effectively hire qualified employees, develop sales offices in a cost effective manner, and to acquire SEO offices on an accretive cost basis paying for such office primarily with an “earn out”. The failure to properly develop this strategy could impede the penetration of Crexendo Web Services into its anticipated markets, and could harm our business, financial condition and results of operations.

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

We have started to market our Crexendo Web Services products and services, as well as develop additional products including, but not limited to, hosted telecom. The market for these products is still evolving, and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance.

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

Steven G Mihaylo, our Chief Executive Officer (CEO), owns approximately 35% of our outstanding shares of common stock based on the number of shares outstanding as of February 28, 2011. As a result, Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. Mr. Mihaylo also may have interests different than, or adverse to our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

In addition, sales or other dispositions of our shares by Mr. Mihaylo may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could result in a decrease in the market price of our common stock.

We have incurred operating losses.

We sustained operating losses in the current and prior years. Our ability to sustain profitability and positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to (i) reduce costs, (ii) improve sales and marketing efficiencies, (iii) respond to the current economic slowdown, (iv) reach more highly qualified prospects, and (v) achieve operational improvements.

ITEM 2.  PROPERTIES

Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona and approximately 78,000 square feet of office and training facilities we lease from unaffiliated third parties. Our corporate office and Crexendo Network Services division are located at 1615 South 52nd Street, Tempe, Arizona 85281, our StoresOnline, Inc. and Crexendo Web Services office is located at 1303 North Research Way, Orem, Utah 84097 and we maintain a training facility located in Salt Lake City, Utah. The lease for our StoresOnline, Inc. and Crexendo Web Services office terminates on September 30, 2013 and the lease for our training facility located in Salt Lake City, Utah terminates on July 31, 2013.  The annual rent expense for all of our office space and training facilities is estimated to be approximately $1,625,000 for the year ending December 31, 2011. We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate. We also rent, on a daily basis, hotel conference rooms and facilities from time to time in various cities throughout the United States, Canada and other countries at which we host our Preview Training Sessions and Internet Training Workshops. We are under no long-term obligations related to the hotel facilities.

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

We have recorded a liability of approximately $50,000 and $1,079,000 as of December 31, 2010 and 2009, respectively, for estimated losses resulting from various legal proceedings against our Company. Attorneys fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in the notes to our consolidated financial statements set forth in Item 8 of this Annual Report.

We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the New York Stock Exchange - Amex Securities on August 16, 2004 under the symbol “IIG.” The following table sets forth the range of high and low sales prices as reported on the New York Stock Exchange – Amex Securities for the periods indicated.

	High	Low
Year Ended December 31, 2010
October to December 2010	$5.25	$4.22
July to September 2010	5.00	3.16
April to June 2010	7.00	3.25
January to March 2010	7.35	5.18
Six Months Ended December 31, 2009*
October to December 2009	7.85	5.79
July to September 2009	8.30	6.10
Fiscal Year Ended June 30, 2009
April to June 2009	8.50	4.00
January to March 2009	5.90	3.10
October to December 2008	11.10	3.46
July to September 2008	12.15	9.15

*   We changed our fiscal year end to December 31 effective December 31, 2009.  Accordingly, our fiscal period ended December 31, 2009 was comprised of only two fiscal quarters.

SECURITY HOLDERS

There were 292 holders of record of our shares of common stock as of February 28, 2011. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by our Board of Directors for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
Year Ended December 31, 2010
December 20, 2010	$0.02	December 30, 2010	$214,000	January 7, 2011
September 28, 2010	$0.02	October 7, 2010	$228,000	October 14, 2010
June 22, 2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010

Six Months Ended December 31, 2009
December 22, 2009	$0.02	December 29, 2009	$229,000	Janaury 5, 2010
September 14, 2009	$0.02	September 22, 2009	$229,000	September 29, 2009

Fiscal Year Ended June 30, 2009
June 30, 2009	$0.02	July 15, 2009	$229,000	July 31, 2009
March 25, 2009	$0.02	April 6, 2009	$228,000	April 20, 2009
December 19, 2008	$0.02	January 4, 2009	$227,000	January 20, 2009
September 3, 2008	$0.11	September 20, 2008	$1,259,000	September 26, 2008

There are no contractual restrictions on dividends declared for the year ended December 31, 2010, six months ended December 31, 2009, and fiscal year ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SEQURITIES

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  The following are details of purchases under this program for the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Ocotober 1, 2010 - October 31, 2010	-	-	-	$42,552,000
November 1, 2010 - November 30, 2010	-	-	-	$42,552,000
December 1, 2010 - December 31, 2010	737,463	$4.75	737,463	$42,490,000
Total	737,463	$4.75	737,463	$42,490,000

(a)
Our share purchase program was originally announced on September 5, 2006.  On September 4, 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.  During the three months ended December 31, 2010, 13,567 shares were purchased in open-market transactions at an average share price of $4.57.

On November 3, 2010, we announced the commencement of a modified Dutch auction tender offer to purchase up to $4,750,000 in value of shares of our common stock at a price not less than $4.35 per share and not more than $4.75 per share. The tender offer closed on December 10, 2010, after which we purchased and cancelled 723,896 shares of our common stock at a cost of $3,438,000.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.   SELECTED FINANCIAL DATA

The consolidated statement of operations data for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, and the consolidated balance sheet data as of December 31, 2010, and December 31, 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.  The consolidated statement of operations data for the fiscal year ended June 30, 2008, 2007, and 2006 and the consolidated balance sheet data as of June 30, 2009, 2008, 2007, and 2006 are derived from audited consolidated financial statements not included in this Annual Report. In order to provide a meaningful comparison with our current calendar year 2010 results and the six month transition period ended December 31, 2009, the selected financial data below includes the consolidated statement of operations data for the year ended December 31, 2009 and six months ended December 31, 2008, which are derived from our unaudited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, set forth in Item 8 of this Annual Report, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report.

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$65,793	$76,007	$35,716	$54,120	$94,411	$128,048	$151,617	$185,089

Net income (loss)	$(2,310)	$11,418	$1,331	$(17,628)	$(7,542)	$3,142	$24,001	$110,622

Net income (loss) per common share:
Basic	$(0.20)	$1.00	$0.12	$(1.55)	$(0.66)	$0.27	$1.94	$9.09
Diluted	$(0.20)	$1.00	$0.12	$(1.55)	$(0.66)	$0.26	$1.87	$8.76

Dividends per common share	$0.08	$0.08	$0.04	$0.13	$0.17	$0.44	$0.20	$-

Weighted average common shares outstanding:
Basic	11,357	11,381	11,402	11,351	11,371	11,676	12,344	12,164
Diluted	11,357	11,423	11,485	11,351	11,371	11,858	12,830	12,625

	As of December 31,			As of June 30,
	2010	2009	2008	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,207	$21,549	$18,762	$20,474	$26,184	$36,859	$30,023
Working capital	11,388	17,604	14,140	16,337	20,558	35,755	19,492
Total assets	51,644	56,442	75,772	67,354	86,614	96,710	66,012
Deferred revenue	23,280	22,274	40,962	33,863	43,191	42,455	28,757
Debt and collateralized borrowings	—	—	148	115	179	—	—
Capital lease obligations	—	—	—	—	—	—	91
Stockholders’ equity	20,120	25,982	13,666	24,400	32,475	44,408	29,979

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SAFE HARBOR

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report.  Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements.  The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here.  Accordingly, we caution readers not to place undue reliance on these statements.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

OVERVIEW

We are a provider of cloud-based infrastructure services to entrepreneurs and small and medium-sized businesses. Our services include high quality voice and messaging services over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions that enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our services are designed to help increase the predictability of success for online businesses.

Our primary web service offerings are designed to meet the needs of entrepreneurs and small and medium-sized businesses anywhere along its lifecycle.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.  In addition to our primary service offerings for the Do-It-Yourself customer base, we also offer a variety of premium services to the Do-It-Yourself customer such as initial site design and build, logo design, dropshipper/supplier integration, and a variety of search engine optimization and link building packages.

Our Do-It-For-Me services are comprehensive and flexible allowing us to meet the needs of a wide variety of customers ranging from those just establishing their online presence to those wanting to enhance their existing online presence.  These services include custom website design and development, search engine optimization, link building, conversion rate optimization, paid search management, and social media management.  Additionally, as the online space continues to evolve our product and service offerings will continue to evolve to keep our customers on the cutting edge of the online space.

In addition to web services, we offer a suite of high quality voice and messaging services over broadband networks.  Our small and home office services are portable and allow our customers to make and receive phone calls almost anywhere a broadband Internet connection is available.  We transmit these calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet.  At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offers an attractive value proposition to our customers.

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Crexendo voice, messaging, features, and personal profile information regardless of location, device, or how they access the Internet.

SOURCES OF REVENUE

We derive our revenue from sales of a variety of services to entrepreneurs, small and medium-sized businesses, including sale of software licenses, web design, SEO, paid search management, hosting, link building, and commissions from third parties.  Leads are generated primarily through direct mail marketing campaigns, online advertising campaigns, and through strategic partnerships.

LICENSE REVENUE

We currently derive a substantial majority of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through extended payment term arrangements (EPTAs).  In the fourth quarter of 2010 we transitioned approximately 80% from a software license model to a Software as a Service (SaaS) model.  However, as we recognize revenue on our EPTA contracts as cash is collected, we will continue to derive software license revenue for the next two to three years as the original sale that derived the EPTA contract was a software license.

PROFESSIONAL SERVICES REVENUE

We generate professional services revenue primarily from website design and development, search engine optimization services, link building, paid search management services, and conversion rate optimization services.  These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months.

SUBSCRIPTION AND HOSTING REVENUE

During the fourth quarter of 2010 we transitioned approximately 80% from a software license model to a SaaS model which provides access to our software for a monthly fee.  We also derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 12 months.  As we progress in this transition from a software license model to a SaaS model, key metrics, such as net subscriber additions and monthly churn become increasingly important metrics in measuring fluctuations in revenue.

PRODUCT REVENUE

 We generate product revenue from the sale of DVD training courses covering a host of online marketing topics, including affiliate marketing, Amazon® and eBay® training, comparison shopping engines, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, search engine optimization, social media marketing, and Google® Analytics.  These services are typically billed on a fixed price basis.

COMMISSION REVENUE

We generate commissions from contracted third-party companies who telemarket complementary products and services to our customer base.  This commission is typically paid as a percentage of revenue generated by these third-party companies on products and services sold to our customer base.

As we are currently reliant upon sales generated through our workshop channel, for both current revenue in the form of cash collected on the initial sale of the software license, DVD training courses, or professional services sold through our events, as well as future revenue in the form of principal cash collected on EPTA contracts, our revenue will fluctuate based upon the quantity of sales teams we have deployed at any point in time, quantity of events held, average cash percentage of buyers at events, average number of buying units at events, average purchase price, and average sales rate at each event.  In addition to the metrics associated with our workshop events, our revenue will fluctuate with the dollar volume of collections on our receivables, as we recognize revenue upon receipt of cash from our customers and not at the time of sale.

We have historically sold our products and services through an educational seminar model which has subjected us to claims by governmental agencies that we are required to register as a seller of business opportunities, as well as raised questions about the manner in which we sell the product.  While we have successfully defended the claim of selling a business opportunity, except in the State of California which has a statute with different requirements than other jurisdictions, we have made changes to the manner in which we sell the product at our seminars in an effort to be more transparent. We do not believe our model constitutes a business opportunity, but we have the ability to adjust our model if there are changes in the law relative to selling business opportunities. Our ability to effectively align our business model with the needs of our customers will impact our future growth opportunities.

Economic Factors

The tight credit markets in place over the past two years has adversely affected our business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. Since the tightening of the credit markets began, we have seen an increasing percentage of customers elect to utilize our financing option, which have terms of between two and three years.  Because we recognize revenue as cash is collected, and not at the time of sale, this increase in the percentage of customers utilizing our financing option has negatively impacted our current revenue, but will result in additional future revenue as customer payments are collected.

Opportunities

Technological and product innovation has been the foundation of our long-term growth, and we intend to maintain our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs and small and medium businesses increase the effectiveness and visibility of their online presence, we organized Crexendo Web Services.   Crexendo Web Services offers a wide range of services, including content management, SaaS, SEO services, search engine management services, website and logo design services and conversion rate optimization services.

We believe our long-term focus on investing in products and developing new and alternative sales channels is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus continues to be to execute in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence, business efficacy, and accountability across our Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development, selection and disclosure of these estimates with our Board of Directors and its Audit Committee.

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

Revenue Recognition

In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  Specifics to revenue category are as follows:

Software License and Product Revenue

Cash sales of software licenses and DVD training courses, are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses are delivered or when the Internet training workshop takes place, whichever occurs later.

Software licenses and DVD training courses sold under EPTAs are recognized as revenue upon receipt of cash from customers and not at the time of sale. Although we believe we are able to reasonably estimate the collectability of our receivables based upon our history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.  Additionally, if we subsequently sell the receivables on a non-recourse basis, accounting standards require that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables. There are no receivable balances outstanding that are subject to recourse by our Company.

We have bundled products in two types of arrangements at our Internet training workshop.  During the fiscal year ended June 30, 2009, the six month ended December 31, 2009, and the first three quarters of the year ended December 31, 2010, we primarily combined our software license with other complementary products and would assign fair value using the residual method in accordance with accounting guidance for software arrangements.  We use the residual method as we have vendor specific objective evidence for all undelivered elements in the software arrangement.  During the fourth quarter of 2010, we primarily sold our software under a SaaS model and would combine it with other complementary products and would assign fair value using the residual method in accordance with accounting guidance for multi-element arrangements. We use the residual method as we have vendor specific objective evidence for all undelivered elements in the multi-element arrangement.

Professional Services Revenue

Fees collected for professional services, including website design and development, search engine optimization services, link-building, and paid search management services are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Subscription and Hosting Revenue

Fees collected for subscription and hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue ratably over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Commission Revenue

We have contracts with third-party entities with respect to telemarketing product sales to our customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. We receive commissions from these third parties, and recognize the revenue as the commissions are received, net of expected customer refunds.

Change in Avail Contract

In April 2007, we began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application. Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee. The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one-half years. The monthly service fee is recognized ratably over the service period.

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop. Avail 24/7 will continue to be sold as a standalone product.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Allowance for Doubtful Accounts

Since 1999, we have offered to our customers the option to finance, through EPTAs, purchases made at the Internet training workshops. We record the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs we retain by the Company are netted against the current and long-term trade receivable balances in our consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss. Trade receivables are written-off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

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

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report. On November 2009, our board of directors approved a change of our Company’s fiscal year end from June 30 to December 31 effective December 31, 2009. The resulting six-month period ended December 31, 2009 may be referred to herein as the “Transition Period”. The six-month period ended December 31, 2008 is unaudited. We refer to the period beginning July 1, 2008 and ending June 30, 2009 as “fiscal 2009”, and the period beginning July 1, 2007 and ending June 30, 2008 as “fiscal 2008”.

In order to provide a meaningful comparison with our current calendar year 2010 results, the tables and discussion that follow compare the results for the year ended December 31, 2010 with the unaudited results of the year ended December 31, 2009, as well as the six months ended December 31, 2009 and 2008 (unaudited) and the fiscal years ended June 30, 2009 and 2008.

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$65,793	$76,007	$35,716	$54,120	$94,411	$128,048
Income (loss) before income taxes	(1,618)	7,405	1,968	(7,298)	(1,861)	6,181
Income tax benefit (provision)	(692)	4,013	(637)	(10,330)	(5,681)	(3,039)
Net income (loss)	(2,310)	11,418	1,331	(17,628)	(7,542)	3,142
Diluted net income (loss) per share	$(0.20)	$1.00	$0.12	$(1.55)	$(0.66)	$0.26

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Total net revenue decreased 13% in the year ended December 31, 2010 compared with the same period of 2009, primarily due to a 28% decrease in principal collected on our accounts receivable balance, a 16% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division, and a 15% decrease in the number of workshops held.   Crexendo Web Services generated revenue of $1,322,000 during the year ended December 31, 2010 compared with $127,000 in the corresponding period in 2009.

Income (Loss) Before Income Taxes

Income (loss) before income tax decreased $9.0 million, or 122%, in the year ended December 31, 2010 compared with the corresponding period of 2009. Revenue for the year ended December 31, 2010 decreased $10.2 million, or 13% as compared to same period of 2009. Total operating expenses decreased 2% to $72,367,000 for the year ended December 31, 2010, compared to $74,220,000 in the corresponding period of 2009.  The increase in operating expenses as a percentage of revenue, from 98% in the year ended December 31, 2009 to 110% in the year ended December 31, 2010, was primarily attributable to increases in costs in our Crexendo Web Services and our Crexendo Network Services division as we continue to develop new products and services and invest in additional sales and marketing channels to diversify our customer base.

Income Tax Provision

During the year ended December 31, 2010, we recorded an income tax provision of $692,000.  This compares to income tax benefit of $4,013,000 for the year ended December 31, 2009.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  Although we had a pre-tax loss for the year ended December 31, 2010 of $1,618,000 we had provision for income taxes primarily as a result of an uncertain tax liability due to the use of foreign tax credits on returns amended during the year ended December 31, 2010 and an additional valuation allowance placed on our remaining foreign tax credits.  Our tax rate for the year ended December 31, 2009 was favorable as a result of the reversal of an uncertain tax liability due to a favorable conclusion of an audit in the United States.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenue

Total net revenue decreased 34% in the six months ended December 31, 2009 compared with the same period of 2008, primarily due to a 33% decrease in principal collected on our accounts receivable balance, a 33% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division, and a 24% decrease in the number of workshops held.   Crexendo Web Services generated revenue of $127,000 during the six months ended December 31, 2009 compared with zero in the corresponding period in 2008.

Income (Loss) Before Income Taxes

Income (loss) before income tax increased $9.3 million, or 127%, in the six months ended December 31, 2009 compared with the corresponding period of 2008. Revenue for the six months ended December 31, 2009 decreased $18.4 million, or 34% as compared to same period of 2008. Operating expenses decreased as a percentage of revenue, from 119% in the six months ended December 31, 2009 to 101% in the six months ended December 31, 2008. The decrease is primarily due to the implementation of sales and marketing cost savings programs which lowered our cost per mail piece in our StoresOnline division as described below in the segment operating results.

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

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Revenue

Total net revenue decreased 26% in the fiscal year ended June 30, 2009 compared with the same period of 2008, primarily due to an 11% decrease in principal collected on our accounts receivable balance, a 17% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division, and a 24% decrease in the number of workshops held.

Income (Loss) Before Income Taxes

Income (loss) before income tax increased $8.0 million, or 130%, in the fiscal year ended June 30, 2009 compared with the corresponding period of 2008. Revenue for fiscal year ended June 30, 2009 decreased $33.6 million, or 26% as compared to same period of 2008. Total operating expenses decreased 22% to $102,290,000 for the year ended December 31, 2010, compared to $131,301,000 in the corresponding period of 2009. Operating expenses increased as a percentage of revenue, from 103% in the fiscal year ended June 30, 2008 to 108% in fiscal year ended June 30, 2009.  Trends in operating expenses will not always be consistent with the trends in revenues due to the fact that cost of revenues and selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with accounting guidance.

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

•
limitations imposed by Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limitations on a corporation's ability to utilize its NOLs if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. From the time of our formation through fiscal 2002, we issued a significant number of shares, resulting in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our pre-ownership change NOL carryovers are subject to an annual limitation under Section 382. The annual limitation is determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. Any unused annual limitation may be carried over to later years (until those NOLs expire), and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the “recognition period”). We had previously determined we had sufficient built-in gains to offset future income without limitation. As a result of the settlement reached with the IRS, we conceded that the fiscal 2002 ownership change resulted in a Section 382 limitation of $461,000 per year and that there were not sufficient built-in gains to offset future income. Based on this settlement, we have determined that it is more likely than not that approximately $14,641,000 of our federal NOL carry forwards will expire unutilized. We do not account for the forgone NOL carryovers in our deferred tax assets and only account for the NOL carryforwards that will not expire unutilized as a result of the restrictions of IRC section 382.

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

Segment Operating Results

The information below is organized in accordance with our three reportable segments.  Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.

Operating Results of our StoresOnline Division (in thousands)

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008
StoresOnline
Revenue	$64,471	$75,880	$35,589	$54,120	$94,411	$128,048
Operating expenses:
Cost of revenue	20,876	22,384	11,186	17,746	28,945	41,011
Selling and marketing	31,433	33,499	15,911	34,565	52,154	69,556
General and administrative	6,653	6,830	3,037	6,141	9,630	9,488
Operating income (loss)	$5,509	$13,167	$5,455	$(4,332)	$3,682	$7,993
Other income	4,956	5,619	2,491	2,891	6,018	9,434
Income (loss) before taxes	$10,465	$18,786	$7,946	$(1,441)	$9,700	$17,427

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue for the year ended December 31, 2010 decreased 15% to $64,471,000 from $75,880,000 for the year ended December 31, 2009.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline software licenses at workshop events held throughout the year, as well as principal amounts collected on the sale of StoresOnline software licenses sold through EPTAs.  Fees for our StoresOnline Software (SOS) licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $18,028,000 for the year ended December 31, 2010, compared to $24,966,000 for the year ended December 31, 2009.  The decrease in cash collected under EPTA agreements was primarily due to a decrease in our accounts receivable balance, which for StoresOnline, generates revenue as cash is collected in future periods.  Our typical EPTA contract is for a period of two to three years.  As such, increases in sales at our workshop events made through EPTA’s are initially recognized in our balance sheet, net of bad debt, through our deferred revenue balance, rather than through the income statement.  As we have decreased the number of sales teams over the past two years from nine teams, to six teams, and finally to four teams, our principal collection of receivables has steadily declined.  As we currently finance a substantial percentage of our customers through EPTA agreements, one of the key indicators in our sales growth is increases in our deferred revenue balance, as it represents future revenue upon collection of receivables.  The following table summarizes the activity within deferred revenue for the years ended December 31, 2010 and 2009 (in thousands):

StoresOnline deferred revenue as of January 1, 2009	$40,962
Cash collected on Principal of EPTA Contracts	(24,966)
Deferred revenue added during period (net of writeoffs)	6,249
StoresOnline deferred revenue as of December 31, 2009	22,245
Cash collected on Principal of EPTA Contracts	(18,028)
Deferred revenue added during period (net of writeoffs)	19,012
StoresOnline deferred revenue as of December 31, 2010	$23,229

Cash sales of SOS licenses and other products at our events as well as hosting revenue decreased to $35,794,000 in the year ended December 31, 2010, compared to $38,171,000 in the year ended December 31, 2009.  The decrease was primarily attributable to:

(1)  The number of Internet Training Workshops we conducted during the year ended December 31, 2010  decreased 15% to 571 (including 28 that were held outside the United States) compared to 673 (21 were held outside the United States) during the year ended December 31, 2009.

(2)  As a result of the decrease in number of events in the year ended December 31, 2010, we had approximately 7,755 fewer buying units in attendance at our previews in the year ended December 31, 2010 compared to the year ended December 31, 2009.    As a result of the decrease in number of events, we had approximately 1,897 fewer workshop buyers in the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The decrease in the number of workshop buyers reduced revenue for the year ended December 31, 2010 by approximately $3,638,000, compared to the corresponding period of 2009.

(3)  Cash purchases as a percentage of total workshop purchases decreased to 37% for the year ended December 31, 2010 from 41% for the year ended December 30, 2009.  The lower percentage of cash at the workshop further decreased revenue for the year ended December 31, 2010 by approximately $2,621,000, compared to the corresponding period of 2009.

(4)  Offsetting the decrease in workshop buying units and the lower cash percentage was the fact that approximately 28% of buying units made a purchase at the workshops during the year ended December 31, 2010, compared to 25% for the year ended December 31, 2009, which resulted in 1,465 additional workshop buyers and $2,957,000 in additional workshop revenue.

(5)  Further offsetting the decrease in workshop buying units and the lower cash percentage was a $228,000 increase in hosting revenue for the year ended December 31, 2010, compared to the corresponding period of 2009.

(6) Revenue from preview and follow-up events decreased by $1,729,000 during the year ended December 31, 2010 compared to the year ended December 31, 2009.

(7) Partially offsetting the overall decrease in revenue was a decrease to deferred revenue of $769,000 in the year ended December 31, 2010 compared to a decrease of $151,000 in the same period of 2009.  The majority of the decrease in 2010 was due to the change in the Avail 24/7 contract (See Note 1to the financial statements).  The difference in the change in deferred revenue in both periods resulted in a $618,000 increase to revenue in the year ended December 31, 2010 compared to the same period in 2009.

(8) Partially offsetting the overall decrease in revenue was a decrease in refunds when compared to the prior period.  As a result of giving fewer refunds in the current period, revenue increased $2,081,000 in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Commissions from third parties decreased 16% to $10,649,000 for the year ended December 31, 2010, from $12,743,000 for the year ended December 31, 2009.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the year ended December 31, 2010 decreased 7% to $20,876,000, from $22,384,000 for the year ended December 31, 2009.  Cost of revenue as a percentage of revenue increased to 32% in the current year compared to 29% in prior year.  The increase in cost of revenue as a percentage of revenue was primarily due to the implementation of certain promotions beginning in September 2010 designed to increase the attendance at our workshops.  The impact of these promotions was an increase of 3% to cost of revenue as a percentage of revenue.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the year ended December 31, 2010 decreased 6% to $31,433,000, from $33,499,000 for the year ended December 31, 2009.  Selling and marketing expense as a percentage of revenue increased to 49% in the current year from 44% in prior year, primarily due to a decrease in the response to our direct mail advertising.  This decrease in response rate resulted in fewer attendees at our preview events compared to the prior year quarter.  As a result of the decrease in response rate despite the same level of expense on our direct mail advertising, our revenue per advertising dollar decreased, which significantly impacted our selling and marketing expense as a percentage of revenue.  The overall decrease in selling and marketing expense is due primarily to a 19% decrease in number of preview events to 3,404 in the current year compared to 4,191 in the prior year, which decreased preview related event costs by approximately $525,000.  Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the year ended December 31, 2010 had a small decrease to $6,653,000 from $6,830,000 for the year ended December 31, 2009.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the year ended December 31, 2010 and 2009, other income was $4,956,000 and $5,619,000, respectively.  The decrease was primarily attributable to the collection of interest income from EPTA contracts decreasing 17% to $4,653,000 for the year ended December 31, 2010 compared to $5,619,000 for the year ended December 31, 2009.   This decrease was partially offset by a one-time sale of receivables that had previously been written off the books for $303,000 in the current year.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenues

Revenues for the six months ended December 31, 2009 decreased 34% to $35,589,000 from $54,120,000 for the six months ended December 2008.

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements decreased to $10,654,000 for the six months ended December 31, 2009 compared to $15,819,000 for the six months ended December 31, 2008.  The decrease in cash collected under EPTA agreements is primarily due to an increase in uncollectable accounts which we believe was a result of worsening economic conditions, as well as decrease in sales made under EPTA agreements as a result of the reduction in number of workshop events.  During the six months ended December 31, 2009 we increased our reserve on uncollectable accounts by an additional $8,738,000 as a result of increasing deterioration in our accounts receivable collections.  The following table summarizes the activity within deferred revenue for the six months ended December 31, 2009 and 2008 (in thousands):

StoresOnline deferred revenue as of July 1, 2008	$43,191
Cash collected on Principal of EPTA Contracts	(15,819)
Deferred revenue added during period (net of writeoffs)	13,590
StoresOnline deferred revenue as of December 31, 2008	$40,962

StoresOnline deferred revenue as of July 1, 2009	$33,863
Cash collected on Principal of EPTA Contracts	(10,654)
Deferred revenue subtracted during period (net of writeoffs)	(935)
StoresOnline deferred revenue as of December 31, 2009	$22,274

The remaining decrease in revenues for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $15,161,000 in the six months ended December 2009 compared to $21,717,000 in the six months ended December 31, 2008.  The decrease is attributable to:

(1) The number of Internet Training Workshops conducted during the six months ended December 31, 2009 decreased 24% to 342 (including 21 that were held outside the United States) compared to 452 (including 81 that were held outside the United States) during the six months ended December 31, 2008.

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

(3) Approximately 23% of the buying units made a purchase at the workshops during the six months ended December 31, 2009, compared to 29% for the six months ended December 31, 2008.  As a result of the decrease in number of events, number of buying units per event, and percent purchased per event, we had approximately 4,300 fewer workshop buyers in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.  The result of the decrease in the number of workshop buyers reduced revenue by approximately $9,332,000.

(4) Cash purchases as a percentage of total workshop purchases increased to 43% for the six months ended December 31, 2009 compared to 41% for the six months ended December 31, 2008.  The increase in cash percentage of total workshop purchases increased revenue by approximately $474,000.

Revenues were reduced by $207,000 during the six months ended December 31, 2009 and $1,280,000 during the six months ended December 31 2008, as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Third party commission and other revenues decreased 33% to $9,830,000 for the six months ended December 31, 2009 compared to $14,639,000 for the six months ended December 31, 2008. The decrease was primarily attributable to a decrease in commissions from third parties as a result of fewer leads sent to third parties due to a decrease in our sales.

Cost of Revenues

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of product and other revenues for the six months ended December 31, 2009 decreased 37% to $11,186,000 from $17,746,000 for the six months ended December 31, 2008.  The decrease in cost of product and other revenues is primarily attributable to the decrease in workshop revenue along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of revenue will not always be consistent with the trends in revenue due to the fact that cost of revenue is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting standards.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the six months ended December 31, 2009 decreased 54% to $15,911,000 from $34,565,000 for the six months ended December 31, 2008.  The decrease in selling and marketing expenses is primarily due to the implementation of cost savings programs which lowered our cost per mail piece, which resulted in a 28% decrease in selling and marketing expenses as a percentage of revenue to 45% for the six months ended December 31, 2009 compared to 64% for the six months ended December 31, 2008.  The remaining decrease in selling and marketing expenses is primarily attributable to a 24% decrease in the number of Internet Training Workshops conducted during the six months ended December 31, 2009 compared to six months ended December 31, 2008. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with accounting guidance.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for the six months ended December 31, 2009 decreased 51% to $3,037,000 from $6,141,000 for the six months ended December 31, 2008.  The decrease is primarily due to a decrease in legal expenses of $1,380,000, as a result of several legal settlements in the prior year, and a decrease in finance servicing company payments of $842,000 as a result of a reduction in principal collected on our receivables portfolio.  The remaining decrease is due to several cost savings initiatives in the current year which reduced our telephone, office supply, shareholder and investor relations as well as other general and administrative expenses.

Other Income

Other income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate.  Other income for the six months ended December 31, 2009 decreased 14% to $2,491,000 compared to $2,891,000 for six months ended December 31, 2008.  The decrease is attributable to the decrease in the collection of trade receivables.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Revenues

Revenues for the fiscal year ended June 30, 2009 (“fiscal 2009”) decreased 26% to $94,411,000 from $128,048,000 for the fiscal year ended June 30, 2008 (“fiscal 2008”).

Fees for SOS licenses sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenues related to cash collected under EPTA agreements decreased to $30,131,000 for fiscal 2009 compared to $33,970,000 for fiscal 2008.   The decrease in cash collected under EPTA agreements is primarily due to a reduction in EPTA sales during the period as a result of a reduction in number of sales teams and events.  The following table summarizes the activity within deferred revenue for the years ended June 30, 2008 and 2009 (in thousands):

StoresOnline deferred revenue as of July 1, 2007	$42,455
Cash collected on Principal of EPTA Contracts	(33,969)
Deferred revenue added during period (net of writeoffs)	34,705
StoresOnline deferred revenue as of June 30, 2008	43,191
Cash collected on Principal of EPTA Contracts	(30,131)
Deferred revenue added during period (net of writeoffs)	20,803
StoresOnline deferred revenue as of June 30, 2009	$33,863

The remaining decrease in revenue from fiscal 2009 compared to fiscal 2008 is primarily related to a decrease in cash sales of SOS licenses at workshop and preview events which decreased to $37,395,000 in fiscal 2009 compared to $61,487,000 in fiscal 2008. The decrease is attributable to:

(1) The number of Internet Training Workshops conducted during fiscal 2009 decreased 24% to 783 (including 81 that were held outside the United States) compared to 1,028 (including 184 that were held outside the United States) during fiscal 2008,

(2) The average number of buying units in attendance at our workshops during fiscal 2009 was relatively constant at 85 compared to 84 during fiscal 2008,

(3) Approximately 28% of the buying units made a purchase at the workshops during fiscal 2009, which is comparable to fiscal 2008, and

(4) Cash purchases as a percentage of total workshop purchases decreased to 41% in fiscal 2009 compared to 52% in fiscal 2008.

Revenues were reduced by $1,840,000 during fiscal 2009 and $998,000 during fiscal 2008 as a result of various legal matters discussed elsewhere within this document in which agreements were reached, or expected to be reached, allowing for customer refunds.

Commission and other revenue decreased 17% to $25,747,000 in fiscal 2009 compared to $30,907,000 in fiscal 2008. The decrease was primarily attributable to a decrease in commission from third parties as a result of fewer leads sent to third parties due to a decrease in our sales.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees and the cost of products sold. Cost of revenue for fiscal 2009 decreased 29% to $28,945,000 from $41,011,000 for fiscal 2008. The decrease in cost of revenue is primarily attributable to the decrease in number of workshops held along with the implementation of cost saving measures designed to reduce travel and event costs. Trends in cost of product and other revenues will not always be consistent with the trends in revenue due to the fact that cost of product and other revenues is typically recognized at the time of sale and no later than the expiration of the customer’s three-day cancellation period, but the related revenue is often deferred in accordance with accounting guidance.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for fiscal 2009 decreased 25% to $52,154,000 from $69,556,000 for fiscal 2008. The decrease in selling and marketing expenses is primarily attributable to a 24% decrease in the number of Internet Training Workshops conducted during fiscal 2009 compared to fiscal 2008. The increase in selling and marketing expense as a percentage of workshop revenue to 76% in fiscal 2009 from 72% in fiscal 2008, is primarily related to a lower response to our marketing efforts at the preview training sessions due to several factors including the unfavorable global economic environment which resulted in a cutback in consumer and business spending. Trends in selling and marketing expenses will not always be consistent with the trends in revenues due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, and no later than the expiration of the customer’s three-day cancellation period, but the related revenues are often deferred in accordance with accounting guidance.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses in fiscal 2009 increased 2% to $9,630,000 from $9,488,000 in fiscal 2008. The small increase in general and administrative expenses is primarily due to an increase in professional fees.

Other Income

Other income is primarily derived from the EPTA contracts, which generally carry an 18% simple interest rate. Other income for fiscal 2009 decreased 36% to $6,018,000 compared to $9,434,000 for fiscal 2008. The decrease is attributable to the decrease in the collection of trade receivables.

Operating Results of Crexendo Web Services (in thousands)

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008
Crexendo Web Services
Revenue	$1,322	$127	$127	$-	$-	$-
Operating Expenses:
Cost of revenue	729	401	331	-	70	-
Selling and marketing	1,389	566	432	-	134	-
General and administrative	1,031	318	268	-	49	-
Loss from operations	$(1,827)	$(1,158)	$(904)	$-	$(253)	$-

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue for the year ended December 31, 2010 was $1,322,000, compared to $127,000 in the year ended December 31, 2009.  Revenue from Crexendo Web Services is generated primarily through on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve month service contracts, as such; growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2009 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of December 31, 2009	$42
Crexendo Web Services backlog as of December 31, 2010	$964

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the year ended December 31, 2010 was $729,000 compared to $401,000 for the year ended December 31, 2009.  The increase in salaries for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $1,389,000 and $566,000 for the year ended December 31, 2010 and 2009, respectively.  The large increase was primarily attributable to an increase in salespeople and other sales activity.  Since December 31, 2009 we have hired six additional direct sales reps in major US cities, with the majority of those coming in September and October.  In total, we now have 11 direct sales reps in major US cities.

General and Administrative

General and administrative expenses consist of payroll and related expenses for account managers and administrative personnel.  General and administrative expenses were $1,031,000 and $318,000 for the year ended December 31, 2010 and 2009, respectively.  The large increase reflected the growth of our business between the two periods as we add personnel to support our increase in revenue.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenue

Revenue for the six months ended December 31, 2009 was $127,000.  We began selling Crexendo Web Services in the six months ended December 31, 2009.

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the six months ended December 31, 2009 was $331,000.  The cost of revenue parallels our revenue which began during this period.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $432,000 for the six months ended December 31, 2009 as a result of beginning this business.

General and Administrative

General and administrative expenses consist of payroll and related expenses for account managers and administrative personnel.  General and administrative expenses were $268,000 for the six months ended December 31, 2009.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

As of June 30, 2009, Crexendo Web Services was a development stage segment, and had only incurred $253,000 in expenses since inception and had not generated any revenue.

Operating Results of our Crexendo Network Services Division (in thousands)

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008
Crexendo Network Services
Operating expenses:
General and administrative	$462	$71	$41	-	$30	$-
Research and development	967	338	169	-	169	-
Loss from operations	$(1,429)	$(409)	$(210)	$-	$(199)	$-

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

As of December 31, 2010, our Crexendo Network Services division was a development stage segment and had incurred $1,838,000 in expenses since inception and had not generated any revenue.

General and Administrative

General and administrative expenses consist of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $462,000 and $71,000 for the year ended December 31, 2010 and 2009, respectively.  The large increase, which mostly included legal and consulting fees, was primarily attributable to preparation of our hosted telecom Phase One product launch.

Research and Development

        Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $967,000 and $338,000 for the year ended December 31, 2010 and 2009, respectively.  The large increase was primarily attributable to preparation of our hosted telecom Phase One product launch which began with sales at select StoresOnline events in February 2011

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

As of December 31, 2009, our Crexendo Network Services division was a development stage segment and had incurred $409,000 in expenses since inception and had not generated any revenue.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

As of June 30, 2009, our Crexendo Network Services division was a development stage segment and had incurred $199,000 in expenses since inception and had not generated any revenue.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2010	2009	2009	2008	2009	2008
Unallocated corporate items
Cost of revenues	$169	$158	$91	$58	$123	$180
Selling and marketing	84	114	48	81	146	231
General and administrative	6,451	7,739	3,850	4,638	8,832	8,722
Research and development	2,123	1,803	875	1,080	2,008	2,113
Total unallocated corporate items	$(8,827)	$(9,814)	$(4,864)	$(5,857)	$(11,109)	$(11,246)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Unallocated corporate expenses, which are not allocated to specific segments, totaled $8,827,000 and $9,814,000 for the years ended December 31, 2010 and 2009, respectively.  Unallocated costs decreased for the year ended December 31, 2010 due, in part, to a decrease in salaries and share-based compensation expense from the prior year

Cost of Revenue

Cost of revenue consists of share based compensation which was $169,000 and $158,000 for the years ended December 31, 2010 and 2009.

Selling and Marketing

Selling and marketing expenses consist of share-based compensation which was $84,000 and $114,000 for the year ended December 31, 2010 and 2009, respectively.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate general and administrative expenses were $6,451,000 and $7,739,000 for the years ended December 31, 2010 and 2009, respectively.  The large decrease for the year ended December 31, 2010 was due, in part, to a decrease in salaries and share-based compensation expense from the prior year.

Research and Development

Research and development expenses primarily consist of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $2,123,000 and $1,803,000 for the years ended December 31, 2010 and 2009, respectively.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Total corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments, totaled $4,864,000 and $5,857,000 for the six months ended December 31, 2009 and 2008, respectively.  Unallocated costs decreased in the six months ended December 31, 2010 due, in part, to a decrease in salaries and share-based compensation expense from the comparable period of the prior year.

Cost of Revenue

Cost of revenue consists of share-based compensation which was $91,000 and $58,000 for the six months ended December 31, 2009 and 2008, respectively.

Selling and Marketing

Selling and marketing expenses consist of share based compensation which was $48,000 and $81,000 for the six months ended December 31, 2009 and 2008.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, and related expenses for rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate general and administrative expenses were $3,850,000 and $4,638,000 for the six months ended December 31, 2009 and 2008, respectively.  The large decrease for the year ended December 31, 2010 was due, in part, to a decrease in salaries and share-based compensation expense from the prior year.

Research and Development

Research and development expenses primarily consist of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $875,000 and $1,080,000 for the six months ended December 31, 2009 and 2008, respectively.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Total corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments, totaled $11,109,000 and $11,246,000 for the years ended June 30, 2009 and 2008, respectively.

Cost of Revenue

Cost of revenue consists of share-based compensation which was $123,000 and $180,000 for the fiscal year ended June 30, 2009 and 2008, respectively.

Selling and Marketing

Selling and marketing expenses consist of share-based compensation which was $146,000 and $231,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate general and administrative expenses were $8,832,000 and $8,722,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

Research and Development

Research and development expenses primarily consist of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $2,008,000 and $2,113,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 We had working capital of $11,388,000 and $17,064,000 as of December 31, 2010 and 2009, respectively.  We had working capital, excluding deferred revenue, of $25,145,000 and $33,431,000 as of December 31, 2010 and 2009, respectively. Deferred revenue balances represent historical sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenues are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

We had cash and cash equivalents of $14,207,000 and $21,549,000, respectively. For the year ended December 31, 2010, we generated positive cash flows from operating activities of $39,000 compared to a use of cash for operating activities of $1,676,000 (unaudited) for the year ended December 31, 2009.  For the six months ended December 31, 2009 we generated positive cash flows from operating activities of $2,578,000 compared to a use of cash for operating activities of $6,083,000 (unaudited) for the six months ended December 31, 2008.  During the year ended June 30, 2009 we used $6,985,000 of cash for operating activities.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, totaled $21,564,000 and $20,426,000 as of December 31, 2010 and 2009, respectively. Long-term trade receivables, net of allowance for doubtful accounts, were $9,442,000 and $6,264,000 as of December 31, 2010 and 2009, respectively. We offer our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable totaled $3,328,000 and $3,154,000 as of December 31, 2010 and 2009, respectively. The aging of accounts payable as of December 31, 2010 and 2009 was generally within our vendors’ terms of payment.

Capital Requirements – Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010:

	Payments due by Period (1)
	Total	Less than 1 year	1 to 3 years
	(in thousands)
Operating leases (2)	$4,693	$1,625	$3,046

———————
(1)	Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases and includes contracts that expire in various years through 2013. Payments due reflect cash to be paid for rent.

We have approximately $1,317,000 of unrecognized tax positions that have been recognized as liabilities that have not been included in the contractual obligations table due to uncertainty as to when such amounts may be settled.

Capital

As of December 31, 2010, total stockholders’ equity was $20,120,000, down 23% from $25,982,000 as of December 31, 2009. The decrease for the year ended December 31, 2010 in total stockholders’ equity was attributable to net loss of $2,310,000, the purchase and retirement of $3,823,000 of our common stock, and for the declaration of $900,000 in dividends to common stockholders. The decrease in total stockholders’ equity was partially offset by the stock option compensation expense of $1,041,000.

In December 2008, our Board of Directors decreased the quarterly cash dividend to $0.02 from $0.11 per common share. The dividend payout ratio is not meaningful because we had a net loss for the period.

Common Stock Repurchase Program

On September 5, 2006, our Board of Directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock. During the year ended December 31, 2010, the six months ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008, we repurchased $3,823,000, $734,000 (unaudited), $734,000, and $12,580,000 of our common stock, respectively. We intend to repurchase shares of our common stock from time to time over the next two years but may suspend or discontinue purchasing the common stock at any time. The repurchased common stock was retired.

On November 3, 2010, we announced the commencement of a modified Dutch auction tender offer to purchase up to $4,750,000 in value of shares of our common stock at a price not less than $4.35 per share and not more than $4.75 per share. The tender offer closed on December 10, 2010, after which we purchased and cancelled 723,896 shares of our common stock at a cost of $3,438,000.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance - On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This authoritative guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new guidance did not have a material impact on our disclosures in our consolidated financial statements at December 31, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This new authoritative guidance had no impact on our financial condition and results of operations at December 31, 2010.

In July 2010, the Financial Accounting Standards Board (“the FASB”) released accounting guidance which provides greater transparency and addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  In addition, the guidance assists in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.  Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferor’s interest in securitization transactions; and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  This update has no material effect on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted - In October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance, arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance could have a material effect on our financial statements as a result of using the relative selling price method for our SaaS arrangements.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The section entitled “Business” above in Part I, Item 1 of this Annual Report also includes forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

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

•
our belief there is a large, fragmented and under-served population of small businesses and entrepreneurs searching for professional services firms that offer business-to-consumer e-commerce solutions coupled with support and continuing education;

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of this Annual Report. We also advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements

iMergent, Inc. and Subsidiaries

PAGE
Reports of Independent Registered Public Accounting Firms	57 -58

Consolidated Balance Sheets as of December 31, 2010 and 2009	59

Consolidated Statements of Operations for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009	60

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009	61

Consolidated Statements of Cash Flows for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009	62-63

Notes to Consolidated Financial Statements	64

Financial Statement Schedule

iMergent, Inc. and Subsidiaries

The following consolidated financial statement schedule of iMergent, Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

PAGE
Schedule II - Valuation and Qualifying Accounts	83

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iMergent, Inc.

We have audited the accompanying consolidated balance sheets of iMergent, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010 and for the six months ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iMergent, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the six months ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
iMergent, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2009.  Our audit also included the financial statement schedule listed in the Index at Item 15(2) with respect to the year ended June 30, 2009.  These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of iMergent, Inc. and subsidiaries for the year ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the year ended June 30, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Tanner LLC

Salt Lake City, Utah
September 1, 2009

IMERGENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$14,207	$21,549
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $10,464
as of December 31, 2010 and $11,827 as of December 31, 2009	12,122	14,162
Inventories	1,067	243
Income tax receivable	1,239	387
Deferred income tax assets, net	949	1,009
Prepaid expenses and other	1,376	2,988
Total current assets	32,048	41,426

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $7,957 as of December 31, 2010 and $5,882 as of December 31, 2009	9,442	6,264
Property and equipment, net	3,139	1,446
Deferred income tax assets, net	5,024	5,298
Intangible assets	987	1,206
Goodwill	265
Other long-term assets	239	302
Total Assets	$51,644	$56,442

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,328	$3,154
Accrued expenses and other	3,361	4,588
Dividend payable	214	229
Income taxes payable	-	24
Deferred revenue, current portion	13,757	15,827
Total current liabilities	20,660	23,822

Deferred revenue, net of current portion	9,523	6,447
Other long-term liabilities	1,341	191
Total liabilities	31,524	30,460

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,664,878 shares outstanding as of December 31, 2010 and 11,446,320 shares outstanding
as of December 31, 2009	11	11
Additional paid-in capital	49,481	53,033
Accumulated deficit	(29,372)	(27,062)
Total stockholders' equity	20,120	25,982

Total Liabilities and Stockholders' Equity	$51,644	$56,442

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Revenue	$65,793	$35,716	$94,411
Operating expenses:
Cost of revenue	21,774	11,608	29,138
Selling and marketing	32,906	16,391	52,434
General and administrative	14,597	7,196	18,541
Research and development	3,090	1,044	2,177
Total operating expenses	72,367	36,239	102,290

Loss from operations	(6,574)	(523)	(7,879)

Other income (expense):
Interest income	4,746	2,596	6,799
Interest expense	(4)	(7)	(13)
Other income (expense), net	214	(98)	(768)
Total other income, net	4,956	2,491	6,018

Income (loss) before income tax provision	(1,618)	1,968	(1,861)

Income tax provision	(692)	(637)	(5,681)

Net income (loss)	$(2,310)	$1,331	$(7,542)

Net income (loss) per common share:
Basic	$(0.20)	$0.12	$(0.66)
Diluted	$(0.20)	$0.12	$(0.66)

Dividends per common share	$0.08	$0.04	$0.17

Weighted-average common shares outstanding:
Basic	11,357,434	11,402,442	11,371,303
Diluted	11,357,434	11,484,684	11,371,303

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Year Ended December 31, 2010, Six Months Ended December 31, 2009, and
Fiscal Year Ended June 30, 2009
 (In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2008	11,304,410	$11	$53,315	$(20,851)	$32,475
Expense for stock options granted to employees			1,544		1,544
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $1	155,109		600		600
Issuance of restricted stock (net of forfeitures)	74,901				-
Repurchase of common stock	(109,100)		(734)		(734)
Dividends declared			(1,943)		(1,943)
Net loss				(7,542)	(7,542)
Balance, June 30, 2009	11,425,320	11	52,782	(28,393)	24,400
Expense for stock options granted to employees			709		709
Dividends declared			(458)		(458)
Issuance of restricted stock	21,000
Net income				1,331	1,331
Balance, December 31, 2009	11,446,320	11	53,033	(27,062)	25,982
Expense for stock options granted to employees			1,041		1,041
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $3	827		13		13
Restricted stock issued for acquisition	20,000		117		117
Dividends declared			(900)		(900)
Repurchase of common stock	(78,373)		(385)		(385)
Common stock acquired through tender offer	(723,896)		(3,438)		(3,438)
Net loss				(2,310)	(2,310)
Balance, December 31, 2010	10,664,878	$11	$49,481	$(29,372)	$20,120

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,310)	$1,331	$(7,542)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	1,379	704	1,468
Expense for stock options issued to employees	1,041	709	1,544
Impairment of property held-for-sale	-	90	-
Tax benefit upon issuance of common stock	(3)	-	-
Deferred income tax provision	334	839	1,130
Changes in assets and liabilities:
Restricted cash	-	714	(1,802)
Trade receivables	(1,138)	10,330	7,812
Inventories	(824)	13	371
Income tax receivable	(852)	1,439	(1,033)
Prepaid expenses and other	1,402	(1,258)	2,325
Other long-term assets	63	46	166
Accounts payable, accrued expenses and other	(1,180)	(780)	(1,926)
Income taxes payable	(21)	(17)	(171)
Deferred revenue	1,006	(11,589)	(9,328)
Other long-term liabilities	1,142	7	1
Net cash provided by (used for) operating activities	39	2,578	(6,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,534)	(634)	(613)
Acquisition of company (Note 3)	(250)	-	-
Acquisition of property held-for-sale	-	(296)	-
Proceeds from sale of property held for sale (Note 15)	210	-	-
Proceeds from sale of available-for-sale securities	-	-	3,800
Net cash provided by (used for) investing activities	(2,574)	(930)	3,187

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(385)	-	(734)
Common stock acquired through tender offer	(3,438)	-	-
Proceeds from exercise of options and related income tax benefit	13	-	600
Principal payments on note payable	-	(115)	(64)
Payments made on contingent consideration	(82)	-	-
Dividend payments	(915)	(458)	(1,714)
Net cash used for financing activities	(4,807)	(573)	(1,912)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,342)	1,075	(5,710)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,549	20,474	26,184

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$14,207	$21,549	$20,474

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$4	$7	$7
Income taxes	70	(1,624)	5,790
Supplemental disclosure of non-cash investing and financing information:
Dividends declared and not paid	$214	$229	$229
Purchase of property and equipment included in accounts payable	101	-	-
Acquisition of company with stock	117	-	-
Contingent consideration related to acquisition	46	-	-

In February 2010, iMergent, Inc. entered into an asset purchase agreement with CastleWave, LLC (“CastleWave”) to purchase their assets for total consideration of $495,000 (Note 3).  The total consideration included a contingent consideration of approximately $128,000 based upon estimated future revenue generated through CastleWave’s sales channels, restricted stock of $117,000, and cash of $250,000.  The purchase price was allocated to a non-compete agreement for $60,000, technical know-how for $60,000, customer list for $98,000, other assets for $12,000 and goodwill for $265,000.  See summary below (in thousands):

Fair value of assets aquired (including goodwill of $265,000)	$495
Cash paid	(250)
Stock issued	(117)
Estimated value of contingent consideration	(128)
Liabilities assumed	None

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.           Significant Accounting Policies

Description of Business - iMergent, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to iMergent, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are an eServices company that provides e-commerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small, medium, and large enterprises. Our services are designed to help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Change in Fiscal Year – In November 2009, the Board of Directors approved a change of our fiscal year from a June 30 fiscal year end to a December 31 fiscal year end. This Form 10-K is an annual report, and includes information for the year ended December 31, 2010, the six month transitional period ended December 31, 2009 and for the fiscal year ended June 30, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts and operations of iMergent, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Web Services, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., and Internet Training Group, Inc. All intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2010, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,397,000.

Restricted Cash – We classified $1,088,000 as restricted cash as of December 31, 2010 and 2009, respectively, to reflect the compensating balance requirement of its merchant accounts and purchasing card agreements.

Trade Receivables - We offer to our customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at its Internet Training Workshops. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

Allowance for Doubtful Accounts - We record an allowance for doubtful accounts at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $4,746,000, $2,596,000, and $6,799,000 for the year ended December 31, 2010,  the six months ended December 31, 2009, and  the fiscal year ended June 30, 2009, respectively.

Inventories - Inventories consist of products provided in conjunction with the Internet Training Workshops and the costs of telecom equipment and are stated at the lower of cost (first-in, first-out method) or market.

Certificate of Deposit - We hold a $500,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 16 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets, including assets held under capital leases, over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $942,000, $510,000, and $1,037,000 for the year ended December 31, 2010,  the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, respectively.  Depreciable lives by asset group are as follows:

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

Goodwill - Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 1 for us) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily of purchased advertising lists and intangible assets acquired in the acquisition of Castlewave, which include a customer list, technical know-how, and a non-compete agreement (Note 3). The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. The advertising lists are amortized over six years on an accelerated basis. Amortization expense from the name lists is included in sales and marketing expense and totaled $371,000, $194,000, and $432,000 for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, respectively. The average remaining useful life of the name list intangible assets were 36 months as of December 31, 2010.  The remaining intangible assets, which were acquired in February 2010, are amortized over three years on a straight-line basis. Amortization expense from these acquired assets is included in general and administrative expense and totaled $66,000 for the year ended December 31, 2010.  The remaining useful lives of these assets are 25 months as of December 31, 2010.

We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include inventory, intangible assets, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuation of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Revenue Recognition

In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  Specifics to revenue category are as follows:

Software License and Product Revenue

Cash sales of software licenses and DVD training courses, are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses are delivered or when the Internet training workshop takes place, whichever occurs later.

Software licenses and DVD training courses sold under EPTAs are recognized as revenue upon receipt of cash from customers and not at the time of sale. Although we are able to reasonably estimate the collectability of our receivables based upon our long history of offering EPTAs, accounting standards require revenue to be deferred until customer payments are received if collection of the original principal balance is not probable.  Additionally, if we subsequently sale the receivables on a non-recourse basis, accounting standards require that the related revenue be deferred until the customer makes cash payments to the third-party purchaser of the receivables. There are no receivable balances outstanding that are subject to recourse.

We have bundled products in two types of arrangements at our Internet training workshop.  During the fiscal year ended June 30, 2009, the six months ended December 31, 2009, and the first three quarters of the year ended December 31, 2010, we primarily combined our software license with other complementary products and would assign fair value using the residual method in accordance with accounting guidance for software arrangements.  We use the residual method as we have vendor specific objective evidence for all undelivered elements in the software arrangement.  During the fourth quarter of 2010, we primarily sold our software under a software as a service (“SaaS”) model, and would combine it with other complementary products and would assign fair value using the residual method in accordance with accounting guidance for multi-element arrangements. We use the residual method as we have vendor specific objective evidence for all undelivered elements in the multi-element arrangement.

Professional Services Revenue

Fees collected for professional services, including website design and development, search engine optimization services, link-building, and paid search management services are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Subscription and Hosting Revenue

Fees collected for subscription and hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue ratably over the applicable service period. When a free trial period is provided, subscription revenue commences when the trial period has ended and the customer has been billed for the services.

Commission Revenue

We have contracts with third-party entities with respect to telemarketing product sales to our customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. We receive commissions from these third parties, and recognize the revenue as the commissions are received, net of expected customer refunds.

Change in Avail Contract

In April 2007, we began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application. Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee. The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one half years. The monthly service fee is recognized ratably over the service period.

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60 day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.  In addition to the change in the Avail 24/7 contract, this product will not be included in the bundle of items sold at the workshop. Avail 24/7 will continue to be sold as a standalone product.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Cost of Revenue – Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, salaries for professional services, and the cost of products sold.

Advertising Costs - We expense costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Direct-response advertising costs that meet specified criteria are deferred and amortized over the estimated benefit period.  Because we have evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits, such amounts are deferred and amortized.  We are able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses were approximately $14,749,000, $7,284,000, and $22,808,000 for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, respectively.  As of December 31, 2010 and 2009, we recorded approximately $609,000 and $1,267,000 respectively, of direct-response advertising related to future workshops as prepaid expenses. Amounts recorded as prepaid advertising expenses are amortized over the estimated benefit period, typically three months.

Research and Development - Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Fair Value Measurements - The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

· Quoted prices for similar assets or liabilities in active markets;
· Quoted prices for identical or similar assets in non-active markets;
· Inputs other than quoted prices that are observable for the asset or liability; and
· Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Financial Instruments - The carrying values of cash and cash equivalents, restricted cash, certificates of deposit, and merchant account deposits approximate their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

Foreign Currency Translation – We consider the United States dollar as the functional currency for our foreign operations.  Assets, liabilities, and all statements of income amounts are translated daily into our functional currency using daily rates.  All transaction adjustments are recorded in accounts receivable and deferred revenue until cash is received and then the gain (loss) is recorded in the consolidated statements of operations.

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

We do not intend to permanently reinvest the undistributed earnings of its United Kingdom subsidiary in those businesses outside of the United States and, therefore, has provided for U.S. deferred income taxes on such undistributed foreign earnings.

Stock-Based Compensation - For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  Equity classified awards include the issuance of stock options and restricted stock.  The restricted stock includes all dividend rights and is a participating security; however, the restricted stock does not change earnings per share under the two-class method.

Comprehensive Income (loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009.

Business Segments and Related Information - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from StoresOnline customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Recently Adopted Accounting Guidance - On January 1, 2010, we adopted new accounting guidance on Fair Value Measurements and Disclosures. This authoritative guidance requires us to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This new guidance did not have a material impact on our disclosures in our consolidated financial statements at December 31, 2010.

On January 1, 2010, we adopted new accounting guidance on the consolidation of variable interest entities. This guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This new authoritative guidance had no impact on our financial condition and results of operations at December 31, 2010.

In July 2010, the Financial Accounting Standards Board (“the FASB”) released accounting guidance which provides greater transparency and addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  In addition, the guidance assists in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.  Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities; a transferor’s interest in securitization transactions; and purchased beneficial interests in securitized financial assets.  This update is effective for us for interim or annual periods ending on or after December 15, 2010.  This update resulted in additional footnote disclosures (Note 4).

Recent Accounting Guidance Not Yet Adopted - In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance, arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance could have a material effect on our financial statements as a result of using the relative selling price method for our SaaS arrangements.

2.           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2010 and the fiscal year ended June 30, 2009 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009

Net income (loss) (in thousands)	$(2,310)	$1,331	$(7,542)

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,380,816	11,442,763	11,371,303
Weighted-average restricted shares held in escrow	(23,382)	(40,321)	—
Weighted-average basic shares outsanding	11,357,434	11,402,442	11,371,303
Dilutive employee stock options	N/A	71,896	N/A
Dilutive restricted shares held in escrow	N/A	10,346	N/A

Diluted shares outstanding	11,357,434	11,484,684	11,371,303

Net income (loss) per common share:
Basic	$(0.20)	$0.12	$(0.66)
Diluted	$(0.20)	$0.12	$(0.66)

Weighted average anti-dilutive common share equivalents not included in the calculation of diluted net income (loss) per common share totaled 811,414, 568,604, and 675,336 for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009.

3.      Acquisition

On February 9, 2010 we acquired all of the assets of CastleWave for total consideration of $495,000.  For the quarter ended March 31, 2010, we disclosed the provisional total consideration was $846,000.  Subsequent to the acquisition, new information was obtained about facts and circumstances that existed as of the acquisition date that resulted in us retrospectively adjusting the provisional contingent consideration from $479,000 to $128,000 based upon estimated future revenue to be generated through CastleWave sales channels.  This retrospective decrease in contingent consideration resulted in a $351,000 decrease in goodwill.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $128,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date.  The provisional contingent consideration is valued on a recurring basis and any future change that are not measurement period adjustments will be recorded through the income statement. CastleWave is a provider of online marketing services with offices in both New York, New York and Provo, Utah.  We acquired CastleWave in an effort to expand our online marketing services capabilities and to add a sales office in the New York metropolitan area.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired from CastleWave based on their estimated fair values on the date of acquisition.  The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  We recorded the excess of purchase price over the aggregate fair values as goodwill.   We allocated approximately $12,000 of the purchase price to tangible assets and approximately $218,000 of the purchase price to identified intangible assets.  We recorded the excess purchase price of approximately $265,000 as goodwill, all of which is deductible for income tax purposes.  The identified intangible assets are being amortized over a weighted average life of three years.

We have included CastleWave’s results of operations in our Crexendo Web Services segment and our consolidated results of operations from the date of acquisition.  Pro forma disclosures of CastleWave’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our consolidated results of operations.

4.           Trade Receivables

Currently we operate with one class of financing receivable.  Below is an analysis of the age of our trade receivables (in thousands):

	December 31,
	2010	2009
Current	$30,029	$28,327
1 - 30 days	3,416	3,461
31 - 60 days	2,291	2,284
61 - 90 days	1,533	1,298
91 days and over	2,716	2,765
Gross trade receivables	39,985	38,135
Less allowance for doubtful accounts	(18,421)	(17,709)
Trade receivables, net	$21,564	$20,426

5.           Property and Equipment

Property and equipment consisted of the following (in thousands):
	December 31,
	2010	2009
Software	$3,480	$3,066
Computers and office equipment	3,287	2,741
Land	877	-
Building	765	-
Leasehold improvements	101	101
Furniture and fixtures	169	162
Less accumulated depreciation and amortization	(5,540)	(4,624)
	$3,139	$1,446

As of December 31, 2010 and 2009, we had $366,000 and $252,000, respectively, of internally developed software included in software above.

On June 3, 2010, we acquired a 22,000 square foot building in Tempe, Arizona for our corporate offices and Crexendo Network Services division for total consideration of $1,525,000.  The fair value allocated to the land and building was $877,000 and $648,000, respectively.  The building will be depreciated over its estimated remaining life of 20 years.

6.           Fair Value Measurements

Liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2010 (in thousands):

	As of	Fair value measurement at reporting date using
Description	December 31, 2010	Level 1	Level 2	Level 3
Contingent consideration	$(46)	$-	$-	$(46)
Total	$(46)	$-	$-	$(46)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
Contingent
Consideration
Balances as of January 1, 2010	$-
Purchases, sales and settlements, net	128
Transfers out of Level 3	(82)
Balances as of December 31, 2010	$46

The fair values of the trade receivables, and certificate of deposit were computed using a discounted cash flow model using estimated market rates as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$14,207	$14,207	$21,549	$21,549
Restricted cash	1,088	1,088	1,088	1,088
Trade receivables	21,564	21,120	20,426	20,071
Certificate of deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and December 31, 2009.

7.           Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of up to 2,000,000 shares to eligible employees, consultants and directors of stock options, restricted stock, and other share-based awards. As of December 31, 2010, we had 354,817 shares remaining in the plans for grant.

The following table summarizes the statement of operations effect of stock-based compensation for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009 (in thousands):

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Stock option compensation expense recognized:
Cost of revenue	$169	$91	$124
Research and development	176	113	279
Selling and marketing	84	47	146
General and administrative	612	458	995
Total stock option compensation expense recognized	1,041	709	1,544
Related deferred income tax benefit	(354)	(228)	(767)

Decrease in net income or increase in net loss	$687	$481	$777

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Weighted-average fair value of options granted	$1.53	$3.51	$2.70
Expected volatility	66%	70%	71%
Expected life (in years)	4.00	3.37	3.61
Risk-free interest rate	1.73%	2.02%	1.92%
Expected dividend yield	2.35%	1.06%	1.63%

The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Expected dividend yield is based on our announced dividends each period during the term of the option.

The following table summarizes the stock option activity for all plans for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Number of Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at July 1, 2008	804,417	$14.68	3.4 years	$1,947
Granted	368,000	5.56
Exercised	(154,651)	3.86
Cancelled/forfeited	(342,430)	15.06
Outstanding at June 30, 2009	675,336	11.99	6.8 years	690
Granted	175,000	7.52
Exercised	-	-
Cancelled/forfeited	(102,295)	20.82
Outstanding at December 31, 2009	748,041	9.75	7.9 years	481
Granted	585,000	3.45
Exercised	(2,499)	3.49
Cancelled/forfeited	(42,531)	13.95
Outstanding at December 31, 2010	1,288,011	6.76	8.2 years	832
Ending vested and expected to vest	1,180,473	6.76	8.2 years	710
Exercisable as of December 31, 2010	552,957	9.46	7.0 years	245
Exercisable as of December 31, 2009	322,890	12.45	6.3 years	176

The total intrinsic value of options exercised during the year ended December 31, 2010 and the fiscal year ended June 30, 2009 was $9,000 and $279,000, respectively.

The following table summarizes non-vested stock activity for all stock option plans during the year ended December 31, 2010:

	Year Ended December 31, 2010
		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested balance, beginning of period	425,151	$3.83
Granted	585,000	1.53
Vested	(255,511)	3.31
Forfeited	(19,586)	2.13

Nonvested balance, end of period	735,054	$2.25

As of December 31, 2010, the total future compensation expense related to nonvested options not yet recognized in the consolidated statements of operations was approximately $1,630,000 and the weighted-average period over which these awards are expected to be recognized is approximately 18 months.

Restricted Stock

During the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, we granted 20,000, 21,000 and 108,000 shares of restricted stock to our employees and directors under the 2003 Equity Incentive Plan, respectively. The restricted stock has one, two, or three-year vesting periods during which the recipient must remain employed with us or our subsidiaries. The weighted average fair value of the restricted stock on the dates of grant made during the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009 was $5.85, $6.89, and $12.15 per share, respectively. The following table summarizes the restricted stock activity for the year ended December 31, 2010, the six months ended December 31, 2009, and for the fiscal year ended June 30, 2009:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock outstanding as of July 1, 2008	—	—
Granted	108,000	$12.15
Vested	(49,849)	12.15
Forfeited	(33,099)	12.15
Restricted stock outstanding as of June 30, 2009	25,052	12.15
Granted	21,000	6.89
Vested	(16,749)	12.15
Forfeited	—	—
Restricted stock outstanding as of December 31, 2009	29,303	9.15
Granted	20,000	5.85
Vested	(33,631)	8.13
Forfeited	(1,672)	12.15
Restricted stock outstanding as of December 31, 2010	14,000	6.89

8.           Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009

Current income tax provision (benefit):
Federal	$540	$(123)	$4,451
State and local	8	96	100
Foreign	(190)	(175)	—

Current income tax provision (benefit)	358	(202)	4,551

Deferred income tax provision (benefit):
Federal	(19)	1,015	992
State and local	118	59	138
Foreign	235	(235)	—

Deferred income tax provision	334	839	1,130

Total income tax provision	$692	$637	$5,681

The income tax provision (benefit) attributable to income (loss) before income tax provision for the year ended December 31, 2010, the six months ended December 31, 2009, and  the fiscal year ended June 30, 2009 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34% for the year ended December 31, 2010 and 35% for the six months ended December 31, 2009 and fiscal year ended June 30, 2009 as a result of the following (in thousands):

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Computed “expected” income tax provision (benefit)	$(550)	$688	$(651)
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision (benefit), net of federal effect	(43)	103	154
Change in tax rate	123	—	—
Change in the valuation allowance for deferred income tax assets	685	81	5,124
Settlements	(96)	(235)	795
Uncertain tax positions	365	15	—
Other, net	208	(15)	259

Income tax provision	$692	$637	$5,681

As of December 31, 2010 and 2009, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$532	$—	$808	$—
Deferred revenue	1,048		1,412	—
Net operating loss carryforwards	—	2,506	—	3,073
Foreign tax credits	—	1,341	—	1,064
Stock-based compensation	—	1,957	—	1,744
Other	—	364	—	212
Subtotal	1,580	6,168	2,220	6,093
Valuation allowance	—	(837)	—	(546)
Total deferred income tax assets	1,580	5,331	2,220	5,547

Deferred income tax liabilities:
Property and equipment	—	(198)	—	(121)
Prepaid expenses and other	(631)	(109)	(1,211)	(128)
Total deferred income tax liabilities	(631)	(307)	(1,211)	(249)

Net deferred income tax assets	$949	$5,024	$1,009	$5,298

During the fiscal year ended June 30, 2002, we experienced a change in ownership, as defined by the Internal Revenue Code (“IRC”) under Section 382.  A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders.  As a result of this ownership change we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) carryforwards is approximately $461,000 per year.  We will only be able to utilize $5,761,000 of our NOL carryforwards and will forgo utilizing $14,871,000 of our NOL carryforwards as a result of this ownership change.  We do not account for forgone NOL carryovers in our deferred tax assets and only account for the NOL carryforwards that will not expire unutilized as a result of the restrictions of IRC section 382.

As of December 31, 2010, we had NOL, research and development, and foreign tax credit carryforwards for U.S. federal income tax reporting purposes of approximately $6,092,000, $129,000, and $1,341,000, respectively.  The NOLs will begin to expire in 2020 through 2029, the research and development credits will begin to expire in 2029 through 2030, and the foreign tax credits will begin to expire in 2017 through 2019, if not utilized.

We also have state NOL and research and development credit carryforwards of approximately $2,627,000 and $48,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

We also have foreign NOL carryforwards of approximately $710,000, which expire on specified dates as set forth in the rules of the various countries in which the carryforwards relates.

Accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred income tax assets will not be realized.  A valuation allowance has been recorded on certain of our foreign tax credits that we believe we will not be able to utilize before the carryforwards expire.  A valuation allowance has also been recorded on certain of our state NOL carryovers that we believe we will not be able to utilize before the carryforwards expire.  A valuation allowance has also been recorded on all of our foreign NOL carryovers as we do not believe we will be able to utilize these carryforwards.

The net change in our valuation allowance was an increase of $291,000 for the year ended December 31, 2010 and a decrease of $5,124,000 for the six months ended December 31, 2009.

Accounting guidance clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which it makes such determination.

The aggregate changes in the balance of unrecognized tax benefits during the year ended December 31, 2010 and the six months ended December 31, 2009 were as follows (in thousands):

Balance as of July 1, 2008	$129
Increases for tax positions related to the current period	11
Increases for tax positions related to the prior years	––
Decreases for tax positions related to prior years	––
Settlements	––
Reductions due to lapsed statute of limitations	––
Balance as of December 31, 2009	$140
Increases for tax positions related to the current period	1,273
Increases for tax positions related to the prior years	—
Decreases for tax positions related to prior years	—
Settlements	(96)
Reductions due to lapsed statute of limitations	—
Balance as of December 31, 2010	$1,317

During the year ended December 31, 2010, we reached a favorable settlement with New Zealand Inland Revenue Service.  Prior to the settlement, we had reserved $96,000 as an uncertain tax liability.  Upon conclusion of the settlement, this amount was reduced from the uncertain tax liability and provided an income tax benefit for the year ended December 31, 2010.

During the year ended December 31, 2010 we filed amended returns for the following tax periods ending June 30, 2005, 2006, 2007, 2008, 2009 and the six months ended December 31, 2009. The returns were amended to reflect an extraterritorial income redetermination (ETI).  As a result of the redetermination of ETI we reassessed our foreign source income which resulted in the utilization of additional foreign tax credits.  As a result of the amended returns we have recorded a liability for uncertain tax positions of $1,273,000.

As of December 31, 2010, we had unrecognized tax benefits of $1,317,000 principally related to foreign tax credits, which if recognized, would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $6,000 and $28,000 as of December 31, 2010 and 2009, respectively.

Our U.S. federal income tax returns for fiscal 2007 through 2010 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2007.

9.          Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Customer service returns allowance	$652	$1,387
Accrued wages and benefits	1,291	1,188
Other	1,418	2,013
Total	$3,361	$4,588

10.          Intangible Assets

On June 29, 2007, we purchased certain advertising lists for $1,276,000. On June 30, 2008, we purchased an additional $833,000 in advertising lists. We have historically rented these lists for use in our direct advertising campaigns. We have the right to lease these lists to other third parties. We amortize the advertising lists over six years on an accelerated basis.

In February 2010, we entered into an asset purchase agreement with Castlewave LLC in which several intangible assets were acquired which were customer relationships, technical know-how, and non-compete agreements (Note 3). The net carrying amount of intangible assets and future estimated amortization expense is as follows (in thousands):

	December 31, 2010	December 31, 2009
Advertising name lists	$2,109	$2,109
Customer relationships	98	0
Technical know-how	60	0
Non-compete	60	0
Less accumulated amortization
Advertising name lists	(1,274)	(903)
Customer relationships	(30)	0
Technical know-how	(18)	0
Non-compete	(18)	0
	$987	$1,206

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2010 (in thousands):

Years ending December 31,

2011	$401
2012	355
2013	183
2014	48
Total	$987

Amortization expense for the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009 was approximately $437,000, $194,000, and $431,000, respectively.

11.           Commitments and Contingencies

Operating Leases

We lease certain of its equipment and corporate offices under noncancelable operating lease agreements expiring at various dates through 2015. The operating leases for our corporate offices and training center facility contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2010, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2011	$1,625
2012	1,675
2013	1,350
2014	21
2015	22
Total	$4,693

Rental expense for the year ended December 31, 2010, the six months ended December 31, 2009, and the year ended June 30, 2009 was approximately $2,052,000, $667,000, and $1,881,000, respectively.

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

 We have recorded liabilities of approximately $50,000 and $1,079,000 as of December 31, 2010 and 2009, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorneys fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

12.           Stockholders’ Equity

On September 4, 2007, our Board of Directors authorized the repurchase of up to an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. Our share purchase program was originally announced on September 5, 2006. We expect to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time. During the year ended December 31, 2010 and the fiscal year ended June 30, 2009, we repurchased 78,373 and 109,100 shares of common stock for $385,000 and $734,000, respectively. As of December 31, 2010, $42,490,000 remained of the $70,000,000 approved repurchase amount.

On November 3, 2010, we announced the commencement of a modified Dutch auction tender offer to purchase up to $4,750,000 in value of shares of our common stock at a price not less than $4.35 per share and not more than $4.75 per share. The tender offer closed on December 10, 2010, after which we purchased and cancelled 723,896 shares of our common stock at a cost of $3,438,000.

13.           Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. We may make discretionary profit-sharing contributions. We have begun making contributions to the plan in July 2006. For the year ended December 31, 2010, the six months ended December 31, 2009, and the fiscal year ended June 30, 2009, we contributed approximately $407,000, $155,000, and $339,000 to the retirement savings plan, respectively.

14.           Segments

Management has chosen to organize the Company around differences in products and services.  In the fiscal year ended June 30, 2009, we introduced two new segments into the market named Crexendo Web Services and Crexendo Network Services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services is currently in the development stage and will market to the data and telecommunications industry.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Segment revenue and operating income (loss) was as follows (in thousands):

	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009
Revenue:
StoresOnline	$64,471	$35,589	$94,411
Crexendo Web Services	1,322	127	-
Crexendo Network Services	-	-	-
Consolidated revenue	$65,793	$35,716	$94,411

Operating Income(Loss):
StoresOnline	$5,509	$5,455	$3,682
Crexendo Web Services	(1,827)	(904)	(253)
Crexendo Network Services	(1,429)	(210)	(199)
Unallocated corporate items	(8,827)	(4,864)	(11,109)
Total operating loss	$(6,574)	$(523)	$(7,879)
Other Income, net:
StoresOnline	$4,956	$2,491	$6,018
Total other income, net	$4,956	$2,491	$6,018
Income (loss) before income taxes:
StoresOnline	$10,465	$7,946	$9,700
Crexendo Web Services	(1,827)	(904)	(253)
Crexendo Network Services	(1,429)	(210)	(199)
Unallocated corporate items	(8,827)	(4,864)	(11,109)
Income (loss) before income tax provision	$(1,618)	$1,968	$(1,861)

Crexendo Network Services is a development stage segment. Since the inception of Crexendo Network Services in March 2009 through December 31, 2010, this segment has incurred $1,838,000 in expenses.

15.           Related Party

On April 7, 2010, Steven G. Mihaylo, our Chief Executive Officer, purchased property we held for sale for $210,000, which represented management’s best estimate of the fair market value of the property.  There was no gain or loss recorded on the transaction.

16.           Quarterly Financial Information (unaudited)

	Year ended December 31, 2010 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share data)
Revenues	$17,094	$17,448	$14,284	$16,967
Cost of revenue	5,097	5,228	4,707	6,742
Selling and marketing	8,874	8,913	7,232	7,887
General and administrative	3,466	3,634	3,295	4,202
Research and development	538	715	957	880
Loss from operations	(881)	(1,042)	(1,907)	(2,744)
Total other income	1,129	1,169	1,452	1,206
Income (loss) before income taxes	248	127	(455)	(1,538)
Income tax benefit (provision)	(125)	(76)	376	(867)
Net income (loss)	$123	$51	$(79)	$(2,405)

Basic net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.21)
Diluted net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.21)

	Six months ended December 31, 2009 For the three months ended
	September 30,	December 31,
	2009	2009
	(In thousands, except per share data)
Revenues	$17,378	$18,338
Cost of revenue	5,583	6,025
Selling and marketing	7,904	8,487
General and administrative	3,601	3,595
Research and development	503	541
Loss from operations	(213)	(310)
Total other income	1,313	1,178
Income before income taxes	1,100	868
Income tax provision	(382)	(255)
Net income	$718	$613

Basic net income per common share	$0.06	$0.06
Diluted net income per common share	$0.06	$0.06

	Fiscal year ended June 30, 2009
	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
	(In thousands, except per share data)
Revenues	$27,266	$26,854	$20,921	$19,370
Cost of revenue	8,367	9,436	5,802	5,533
Selling and marketing	17,066	17,580	9,336	8,452
General and administrative	4,512	6,267	4,051	3,711
Research and development	583	497	515	582
Income (loss) from operations	(3,262)	(6,926)	1,217	1,092
Total other income	1,644	1,246	1,561	1,567
Income (loss) before income taxes	(1,618)	(5,680)	2,778	2,659
Income tax benefit (provision)	(5,881)	(4,450)	(1,226)	5,876
Net income (loss)	$(7,499)	$(10,130)	$1,552	$8,535

Basic net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.75
Diluted net income (loss) per common share	$(0.66)	$(0.89)	$0.14	$0.74

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the six month and twelve month periods presented due to rounding.

iMERGENT, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2010, Six Months Ended December 31, 2009, and
Fiscal Year Ended June 30, 2009

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
		(in thousands)
Year ended December 31, 2010
Allowance for doubtful accounts receivable	$17,709	$19,923	$(19,211)	$18,421
Deferred income tax asset valuation allowance	546	291	—	837
Six Months ended December 31, 2009
Allowance for doubtful accounts receivable	14,107	17,616	(14,014)	17,709
Deferred income tax asset valuation allowance	5,670	—	(5,124)	546
Fiscal Year ended June 30, 2009
Allowance for doubtful accounts receivable	18,583	24,448	(28,924)	14,107
Deferred income tax asset valuation allowance	—	5,670	—	5,670

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

 As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

  Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.  Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year.

 This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

 The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of iMergent, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.	The Financial Statement Schedule on page 83 of this Annual Report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference
ExhibitNo.	Exhibit Description	Form	Date	Number	FiledHerewith

2.1	Agreement and Plan of Merger dated March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and GalaxyEnterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6	Lease Agreement dated as of March 18, 2008 by and between iMergent, Inc. and Canyon Park Management Company	10-Q	5/6/08	10.1
21.1	Subsidiaries of iMergent, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (Tanner LLC)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X

———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMERGENT, INC.

Date: March 2, 2011	By:	/s/ Steven G Mihaylo
Steven G Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2011	By:	/s/ Steven G Mihaylo
Steven G Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 2, 2011	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer

Date: March 2, 2011	By:	/s/ Jeffrey t. Jarvie
Jeffrey T. Jarvie Corporate Controller/Vice President of Finance

Date: March 2, 2011	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 2, 2011	By:	/s/ Craig Rauchle
Craig Rauchle Director

Date: March 2, 2011	By:	/s/ Robert Kamm
Robert Kamm Director

Date: March 2, 2011	By:	/s/ David Williams
David Williams Director

Date: March 2, 2011	By:	/s/ Anil Puri
Anil Puri Director