Form 10-Q
period 2011-03-31
IMERGENT INC
filed 2011-05-09
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 10,652,269.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

iMERGENT, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$10,512	$14,207
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $10,176
as of March 31, 2011 and $10,464 as of December 31, 2010	12,547	12,122
Inventories	1,040	1,067
Income taxes receivable	598	1,239
Deferred income tax assets, net	949	949
Prepaid expenses and other	2,207	1,376
Total Current Assets	28,941	32,048

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $8,449
as of March 31, 2011 and $7,957 as of December 31, 2010	10,742	9,442
Property and equipment, net	3,006	3,139
Deferred income tax assets, net	6,127	5,024
Intangible assets	882	987
Goodwill	265	265
Other long-term assets	293	239
Total Assets	$50,756	$51,644

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,521	$3,328
Accrued expenses and other	2,874	3,361
Dividend payable	213	214
Deferred revenue, current portion	14,801	13,757
Total Current Liabilities	20,409	20,660

Deferred revenue, net of current portion	10,876	9,523
Other long-term liabilities	1,305	1,341
Total Liabilities	32,590	31,524

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,652,269 shares outstanding as of March 31, 2011 and 10,664,878 shares outstanding
as of December 31, 2010	11	11
Additional paid-in capital	49,378	49,481
Accumulated deficit	(31,223)	(29,372)
Total Stockholders' Equity	18,166	20,120

Total Liabilities and Stockholders' Equity	$50,756	$51,644

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$14,568	$17,094
Operating expenses:
Cost of revenue	6,305	5,097
Selling and marketing	8,763	8,874
General and administrative	2,759	3,466
Research and development	872	538
Total operating expenses	18,699	17,975

Loss from operations	(4,131)	(881)

Other income (expense):
Interest income	1,153	1,188
Interest expense	(1)	(1)
Other income (expense), net	6	(58)
Total other income, net	1,158	1,129

Income (loss) before income tax benefit (provision)	(2,973)	248

Income tax benefit (provision)	1,122	(125)

Net income (loss)	$(1,851)	$123

Net income (loss) per common share:
Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01

Dividends per common share:	$0.02	$0.02

Weighted average common shares outstanding:
Basic	10,638,597	11,423,649
Diluted	10,638,597	11,495,901

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2011
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	10,664,878	$11	$49,481	$(29,372)	$20,120
Expense for stock options granted to employees			174		174
Stock issued under stock award plans (net of forfeitures)	7,184		25		25
Dividends declared			(213)		(213)
Repurchase of common stock	(19,793)		(89)		(89)
Net loss				(1,851)	(1,851)
Balance, March 31, 2011	10,652,269	$11	$49,378	$(31,223)	$18,166

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,851)	$123
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	349	343
Expense for stock options issued to employees	174	267
Tax benefit upon issuance of common stock	-	(3)
Deferred income tax provision (benefit)	(1,103)	256
Changes in assets and liabilities net of effects from acquisition:
Trade receivables	(1,725)	434
Inventories	27	(129)
Income taxes receivable	641	(470)
Prepaid expenses and other	(831)	10
Other long-term assets	2	20
Accounts payable, accrued expenses and other	(1,351)	(355)
Income taxes payable	-	(21)
Deferred revenue	2,397	(966)
Other long-term liabilities	(36)	(2)
Net cash used for operating activities	(3,307)	(493)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(54)	(370)
Acquisition of company		(250)
Investment in subsidiary	(56)	-
Net cash used for investing activities	(110)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	25	13
Repurchase of common stock	(89)	-
Dividend payments	(214)	(229)
Net cash used for financing activities	(278)	(216)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,695)	(1,329)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,207	21,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,512	$20,220

Supplemental disclosure of cash flow information:
Cash paid (received) during the period:
Interest	1	1
Income taxes	(618)	355

See accompanying notes.

iMERGENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$213	$229
Repurchase of common stock included in accrued liabilities	-	67
Purchase of property and equipment included in accounts payable	57	74
Acquisition of company with stock	-	117
Contingent consideration related to acquisition	-	479

See accompanying notes.

iMERGENT, INC.  AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - iMergent, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to the condensed consolidated financial statements, we refer to iMergent, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are an eServices company that provides e-commerce technology, training and a variety of web-based technologies and resources to entrepreneurs and small, medium, and large enterprises. Our services are designed to help decrease the risks associated with e-commerce implementation by providing low-cost, scalable solutions and providing support and information regarding industry developments.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of iMergent, Inc. and its wholly-owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2010.  Results of the three months ended March 31, 2011 do not necessarily indicate the results we expect for the period ending December 31, 2011 or any other period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Seasonality - Our StoresOnline revenue is subject to seasonal fluctuations. Responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to our consolidated financial statements set forth in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2010.

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (Note 5).  For all other revenue arrangements we continue to follow accounting guidance as set forth in prior periods.

On January 1, 2011, we adopted new guidance which amends existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this authoritative guidance did not have a material impact on our financial position or results of operations.

Other Comprehensive Income (Loss) – Our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 did not reflect any components of other comprehensive income (loss) other than net income (loss).

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three months ended March 31, 2011 or 2010.

(2)	Dividends

During the three months ended March 31, 2011 and 2010, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
March 22, 2011	$ 0.02	March 31, 2011	$ 213,000	April 7, 2011
March 29, 2010	$ 0.02	April 5, 2010	$ 229,000	April 12, 2010

(3)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2011 was the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2011	2010

Net income (loss) (in thousands)	$(1,851)	$123

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,652,597	11,456,445
Weighted-average restricted shares held in escrow	(14,000)	(32,796)
Weighted-average basic shares outstanding	10,638,597	11,423,649
Dilutive employee stock options	-	61,907
Dilutive restricted shares held in escrow	-	10,345
Diluted shares outstanding	10,638,597	11,495,901
Net income (loss) per common share:
Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 539,367 and 500,110 for the three months ended March 31, 2011 and 2010, respectively.

(4)	Trade Receivables

Currently we operate with one class of financing receivable.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2011	2010
Current	$33,139	$30,029
1 - 30 days	2,961	3,416
31 - 60 days	2,496	2,291
61 - 90 days	1,830	1,533
91 days and over	1,488	2,716
Gross trade receivables	41,914	39,985
Less allowance for doubtful accounts	(18,625)	(18,421)
Trade receivables, net	$23,289	$21,564

Current trade receivables, net	$12,547	$12,122
Long-term trade receivables, net	10,742	9,442
Trade receivables, net	$23,289	$21,564

(5)	Revenue

In October 2009, the FASB amended the accounting standard for multiple-element revenue arrangements outside the scope of the software revenue recognition guidance. The new guidance changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable using the relative selling price.  This new guidance also eliminated the residual method of accounting for delivered items.  The guidance for arrangements within the scope of software revenue recognition guidance still allows for the residual method.

The impact of our adoption of this new accounting guidance on a prospective basis was to defer revenue to future periods and the impact on our condensed consolidated financial statements is as follows (in thousands):

Statement of Operations	Three Months Ended March 31, 2011
Decrease in revenue	$572,000
Increase in net loss	$572,000

Balance Sheet
Increase in current deferred revenue	$572,000

The increase in the deferral of revenue is due primarily to the relative selling price allocation of the implied premium on our StoresOnline bundled arrangements. There was no impact relating to the three months ended March 31, 2010 as we adopted the new guidance on a prospective basis.

For multiple-element arrangements originating or materially modified on or after January 1, 2011, we evaluated whether each deliverable could be accounted for as a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value and for an arrangement where a general right of return exists relative to a delivered item, delivery or performance of the undelivered item must be considered probable and substantially in our control.  Stand-alone value exists if the product or service is sold separately or could be resold on a stand-alone basis.  We allocate the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element.  We recognize revenue on our Extended Payment Term Agreements (“EPTAs”) contracts as cash is collected.  As cash is received we allocate the cash to our undelivered products and services first.  Once enough cash is received to cover the undelivered items we then allocate the remaining cash to the delivered products and services in the arrangement.

We allocate arrangement consideration at the inception of an arrangement to all deliverables beginning January 1, 2011 based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if vendor-specific objective evidence is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

●
VSOE — We determine VSOE based on our historical pricing and discounting practices for the specific product or support service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range. We have historically priced our products within a narrow range and have used VSOE to allocate the selling price of certain deliverables.

●
TPE — When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our products and services differ slightly from those of our peers such that the comparable pricing of training and other services cannot be obtained.

●
 BESP— When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

In addition, we recognize revenue net of estimated returns. Estimates for these items are based on historical experience and are recorded at the time of revenue recognition or when circumstances change resulting in a change in the number of estimated returns. If our estimates are incorrect, our actual results could change materially.

Multiple-element arrangements we entered into or materially modified as of January 1, 2011 and thereafter consist primarily of three deliverables, software access fees, website programming services, and educational trainings related to building and marketing a website.  Each of our deliverables is accounted for as a separate unit of accounting.  Software access fees, which do not provide the customer with the right to take possession of the software supporting our Software-as-a-Service (“SaaS”) model are recognized ratably over the period of service, typically in monthly, quarterly, or yearly increments.  Website programming fees are recognized upon completion of the service, or 90 days after purchase whichever is sooner.  Educational trainings are recognized upon delivery which typically happens at the time of sale.

(6)	Income Taxes

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 38% and 50%, respectively, which resulted in a benefit for income taxes of $1,122,000 and a provision for income taxes of $125,000, respectively.  The higher tax rate in the prior year quarter was primarily related to the expiration of certain credits.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets as of March 31, 2011, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(7)	Fair Value Measurements

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

Liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2011 and 2010 (in thousands):

		Fair value measurement at reporting date
Description	As of March 31, 2011	Level 1	Level 2	Level 3
Contingent consideration	$26	-	-	$26

		Fair value measurement at reporting date
Description	As of March 31, 2010	Level 1	Level 2	Level 3
Contingent consideration	$479	-	-	$479

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
Contingent
Consideration
Balances as of December 31, 2010	$46
Purchases, sales and settlements, net	(20)
Transfers in and/or (out) of Level 3	—
Balances as of March 31, 2011	$26

During the three months ended March 31, 2011, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

The fair value of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments.  The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$10,512	$10,512	$14,207	$14,207
Restricted cash	1,088	1,088	1,088	1,088
Trade receivables	23,289	22,809	21,564	21,120
Certificate of deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

(8)	Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse affect on our business or results of operations.   There have been no material changes to current legal events as outlined in our Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011 we have not recorded any additional liabilities relating to legal proceedings.  We recorded liabilities of $50,000 as of December 31, 2010, for estimated losses resulting from various legal proceedings in which we are engaged. Attorneys fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(9)	Restricted Cash

We classified $1,088,000 as restricted cash as of March 31, 2011 and December 31, 2010, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted from use in our operations.

(10)	Segment Information

Our management has chosen to organize our Company around differences in products and services.  In the fiscal year ended June 30, 2009, we introduced two new segments into the market named Crexendo Web Services and Crexendo Network Services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web sites, SEO/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services launched a phase one release during the quarter ended March 31, 2011 and markets to the data and telecommunications industry.  No revenue was generated for the Crexendo Network Services division during the quarter because of a free trial period offered to new customers.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

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

Segment revenue and operating income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
StoresOnline	$14,089	$16,852
Crexendo Web Services	479	242
Crexendo Network Services	-	-
Consolidated revenue	$14,568	$17,094

Operating Income (Loss):
StoresOnline	$(785)	$1,893
Crexendo Web Services	(670)	(384)
Crexendo Network Services	(486)	(209)
Unallocated corporate items	(2,190)	(2,181)
Total operating loss	$(4,131)	$(881)
Other Income, net:
StoresOnline	$1,158	$1,129
Total other income	$1,158	$1,129
Income (loss) before income tax benefit (provision):
StoresOnline	$373	$3,022
Crexendo Web Services	(670)	(384)
Crexendo Network Services	(486)	(209)
Unallocated corporate items	(2,190)	(2,181)
Income (loss) before income tax benefit (provision)	$(2,973)	$248

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included in the 2010 Form 10-K and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our primary web service offerings are designed to meet the needs of entrepreneurs and small and medium-sized businesses anywhere along their lifecycles.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.  In addition to our primary service offerings for the Do-It-Yourself customer base, we also offer a variety of premium services to the Do-It-Yourself customer such as initial site design and build, logo design, drop-shipper/supplier integration, and a variety of search ("SEO") and link building packages.

Our Do-It-For-Me services are designed to be comprehensive and flexible, allowing us to meet the needs of a wide variety of customers ranging from those just establishing their online presence to those wanting to enhance their existing online presence.  These services include custom website design and development, SEO, link-building, conversion rate optimization, paid search management, and social media management.  Additionally, as the online space continues to evolve our product and service offerings will continue to evolve, in an effort to keep our customers on the cutting edge of the online space.

In addition to web services, we offer a suite of high-quality voice and messaging services over broadband networks.  Our small and home office services are portable and allow our customers to make and receive phone calls almost anywhere a broadband Internet connection is available.  We transmit these calls using Voice over Internet Protocol (VoIP) technology, which converts voice signals into digital data packets for transmission over the Internet.  At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol ("SIP")-based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Crexendo voice, messaging, features, and personal profile information regardless of location, device, or how they access the Internet.

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

LICENSE REVENUE

We currently derive a substantial majority of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through extended payment term arrangements ("EPTAs").  In the fourth quarter of 2010 we transitioned approximately 80% of our StoresOnline events from a software license model to a Software as a Service ("SaaS") model.  In the first quarter of 2011, all of our StoresOnline events were offered under a SaaS model.  However, as we recognize revenue on our EPTA contracts as cash is collected, we will continue to derive software license revenue for the next two to three years as the original sale that derived the EPTA contract was a software license.

PROFESSIONAL SERVICES REVENUE

            We generate professional services revenue primarily from website design and development, SEO services, link building, paid search management services, and conversion rate optimization services.  These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months.

SUBSCRIPTION AND HOSTING REVENUE

 During the fourth quarter of 2010 we transitioned approximately 80% of our StoresOnline events from a software license model to a SaaS model which provides access to our software for a monthly fee.  In the first quarter of 2011, all of our StoresOnline events were offered under a SaaS model.  We also derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 12 months.  As we progress in this transition from a software license model to a SaaS model, key metrics, such as net subscriber additions and monthly churn become increasingly important metrics in measuring fluctuations in revenue.

PRODUCT REVENUE

We generate product revenue from the sale of DVD training courses covering a host of online marketing topics, including affiliate marketing, Amazon® and eBay® training, comparison shopping engines, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, SEO, social media marketing, and Google® Analytics.  These products are typically billed on a fixed price basis.

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

We have historically sold our products and services through an educational seminar model which has subjected us to claims by governmental agencies that we are required to register as a seller of business opportunities, as well as raised questions about the manner in which we sell the product.  While we have successfully defended the claim of selling a business opportunity, except in the State of California which has different statutory requirements than other jurisdictions, we have made changes to the manner in which we sell products at our seminars in an effort to be more transparent. We do not believe our model constitutes a business opportunity, but we have the ability to adjust our model if there are changes laws relative to selling business opportunities. Our ability to effectively align our business model with the needs of our customers will impact our future growth opportunities.

Economic Factors

The tight credit markets in place over the past two years has adversely affected our business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. Since the tightening of the credit markets began, we have seen an increasing percentage of customers elect to utilize our financing option, which have terms of between two and three years.  Because we recognize revenue as cash is collected in our StoresOnline division, and not at the time of sale, this increase in the percentage of customers utilizing our financing option has negatively impacted our current revenue, but we believe it will result in additional future revenue as customer payments are collected.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Other than the adoption of the new revenue recognition guidance in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible products described in Note 1 and Note 5 in the condensed consolidated financial statements, we believe that there were no other significant changes to those critical accounting policies during the three months ended March 31, 2011.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

	Three Months Ended March 31,
	2011	2010
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$14,568	$17,094
Income (loss) before income taxes	(2,973)	248
Income tax benefit (provision)	1,122	(125)
Net income (loss)	(1,851)	123
Diluted net income (loss) per share	$(0.17)	$0.01

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Total net revenue decreased 15% in the three months ended March 31, 2011 compared with the corresponding period of 2010, primarily due to a 13% decrease in principal collected on our accounts receivable balance, a 26% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division, and a 25% decrease in the percentage of cash collected at workshops.   Crexendo Web Services generated revenue of $479,000 during the three months ended March 31, 2011, compared with $242,000 in the corresponding period in 2010.

Income (Loss) Before Income Taxes

Income (loss) before income tax decreased $3.2 million in the three months ended March 31, 2011 compared with the corresponding period of 2010. Revenue for the three months ended March 31, 2011 decreased $2.5 million, as compared to corresponding period of 2010. Total operating expenses increased 4% to $18,699,000 for the three months ended March 31, 2011, compared to $17,975,000 in the corresponding period of 2010.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 38% and 50%, respectively, which resulted in a benefit for income taxes of $1,122,000 and a provision for income taxes of $125,000, respectively.  The higher tax rate in the prior year quarter was primarily related to the expiration of certain credits.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Realization is based on our ability to generate sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets as of March 31, 2011, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
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

Operating Results of our StoresOnline Division (in thousands)

	Three Months Ended March 31,
	2011	2010
StoresOnline
Revenue	$14,089	$16,852
Operating expenses:
Cost of revenue	5,758	4,937
Selling and marketing	8,047	8,559
General and administrative	1,069	1,463
Operating income (loss)	$(785)	$1,893
Other income	1,158	1,129
Income (loss) before taxes	$373	$3,022

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue from our StoresOnline division for the three months ended March 31, 2011 decreased 16% to $14,089,000 from $16,852,000 for the three months ended March 31, 2010.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline products and services sold at events held throughout the year, as well as principal amounts collected on the sale of StoresOnline products and services sold through EPTAs.  Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $4,204,000 for the three months ended March 31, 2011, compared to $4,809,000 for the three months ended March 31, 2010.  The decrease in cash collected under EPTA agreements was primarily due to a decrease in our current accounts receivable balance, which for StoresOnline, generates revenue as cash is collected in future periods.  Our typical EPTA contract is for a period of two to three years.  As such, increases in sales at our workshop events made through EPTA’s are initially recognized in our balance sheet, net of bad debt, through our deferred revenue balance, rather than through the income statement.  As we currently finance a substantial percentage of our customers through EPTA agreements, one of the key indicators in our potential sales growth is increases in our deferred revenue balance, as it represents estimated future revenue upon collection of receivables.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of January 1, 2010	$22,245
Cash collected on Principal of EPTA Contracts	(4,809)
Deferred revenue added during period (net of writeoffs)	3,822
StoresOnline deferred revenue as of March 31, 2010	$21,258

StoresOnline deferred revenue as of January 1, 2011	$23,229
Cash collected on Principal of EPTA Contracts	(4,204)
Deferred revenue added during period (net of writeoffs)	6,592
StoresOnline deferred revenue as of March 31, 2011	$25,617

Cash sales of SOS licenses and other products at our events as well as hosting revenue decreased to $7,977,000 in the three months ended March 31, 2011, compared to $9,462,000 in the three months ended March 31, 2010.  The decrease was primarily attributable to:

 (1)  The percentage of customers paying cash at our workshops decreased to 29% for the three months ended March 31, 2011 from 39% for the three months ended March 31, 2010.  As we recognize revenue only when cash is received, and not at the time of sale, the lower percentage of cash at the workshop decreased revenue for the three months ended March 31, 2010 by approximately $1,550,000, compared to the corresponding period of 2010.

(2)  Further decreasing revenue was the fact that we had a $144,000 decrease in hosting revenue for the three months ended March 31, 2011, compared to the corresponding period of 2010.

(3)  Offsetting the decrease in revenue due to the lower cash percentage at the workshops was the fact that we had 12,228 total buying units in attendance for all of our workshops in the three months ended March 31, 2011 compared to 11,861 in the three months ended March 31, 2010.  This resulted in 98 more buyers and an increase in revenue of $144,000 during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

(4)  Further offsetting the decrease in revenue due to the lower cash percentage at the workshops was the fact that approximately 29% of buying units made a purchase at the workshops during the three months ended March 31, 2011, compared to 27% for the three months ended March 31, 2010, which resulted in 218 additional workshop buyers and $318,000 in additional workshop revenue.

(5)  Further offsetting the decrease in revenue due to the lower cash percentage at the workshops was the fact that our revenue from preview events increased to $1,724,000 during the three months ended March 31, 2011, compared to $1,141,000 for the three months ended March 31, 2010 primarily as a result of an increased attendance fee.

(6) On On January 1, 2011 we adopted new accounting guidance on revenue recognition (see Note 5 to our condensed consolidated financial statements).   The impact of adopting this new accounting standard was to defer revenue to future periods and the impact on our consolidated financial statements was a decrease in revenue for the three months ended March 31, 2011 of $572,000.  The increase in the deferral of revenue is due primarily to the relative selling price allocation of the implied premium on our StoresOnline bundled arrangements.

(7) In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  As a result of this change, we recognized approximately $1,000,000 in previously deferred revenue in March 2010.

                      Commissions from third parties decreased 26% to $1,908,000 for the three months ended March 31, 2011, from $2,581,000 for the three months ended March 31, 2010 due primarily to a decrease in our third-party partners’ sales rate.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the three months ended March 31, 2011 increased 17% to $5,758,000, from $4,937,000 for the three months ended March 31, 2010. The increase in cost of revenue was primarily due to additional customer incentives given to attendees at our workshops that began in September 2010 and is designed to increase the attendance at our workshops.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the three months ended March 31, 2011 decreased 6% to $8,047,000, from $8,559,000 for the three months ended March 31, 2010.  The decrease was primarily related to the decrease in advertising expense, as fewer mail pieces were mailed out in the current quarter compared to the corresponding period in the prior year quarter.  Selling and marketing expense as a percentage of revenue increased to 57% in the current year from 50% in prior year primarily due to the fact that our revenue was $2,763,000 lower than in the prior year quarter as explained above.

Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2011 decreased to $1,069,000 from $1,463,000 for the three months ended March 31, 2010.  The decrease was primarily due to the fact that our building rental expense decreased during the three months ended March 31, 2011 compared to the prior year period.  The decrease was due to the reversal of an accrual for lease impairment on one of our properties as a result of reaching a favorable resolution which will allow us to vacate the property and reduce our liability.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the three months ended March 31, 2011 and 2010, other income was $1,158,000 and $1,129,000, respectively.

Operating Results of Crexendo Web Services (in thousands)

	Three Months Ended March 31,
	2011	2010
Crexendo Web Services
Revenue	$479	$242
Operating Expenses:
Cost of revenue	408	112
Selling and marketing	681	291
General and administrative	60	223
Loss from operations	$(670)	$(384)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Crexendo Web Services revenue for the three months ended March 31, 2011 was $479,000, compared to $242,000 for the three months ended March 31, 2010.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts. As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2009 and 2010, and March 31, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of December 31, 2009	$42
Crexendo Web Services backlog as of March 31, 2010	$323

Crexendo Web Services backlog as of December 31, 2010	$964
Crexendo Web Services backlog as of March 31, 2011	$972

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended March 31, 2011 was $408,000 compared to $112,000 for the three months ended March 31, 2010.  The increase in cost of revenue for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $681,000 and $291,000 for the three months ended March 31, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in salespeople and increased marketing expenses.  Since March 31, 2010 we have hired six additional direct sales reps in major US cities.  In total, we now have 12 direct sales reps in major US cities.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel. General and administrative expenses were $60,000 and $223,000 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses for the three months ended March 31, 2010 were higher than the three months ended March 31, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Operating Results of our Crexendo Network Services Division (in thousands)

	Three Months Ended March 31,
	2011	2010
Crexendo Network Services
Operating expenses:
Cost of revenue	$107	$-
Selling and marketing	22	-
General and administrative	64	111
Research and development	293	98
Loss from operations	$486	$209

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

    We began our phase one launch of Crexendo Network Services by selling products at our StoresOnline events during the three months ended March 31, 2011.    As part of our phase one offering, we provided a free trial period to our customers, with the first billings expected during the quarter ending June 30, 2011.  As such, we did not recognize any revenue in our Crexendo Network Services segment during the three months ended March 31, 2011.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our telecom services.  Cost of revenue for the three months ended March 31, 2011 was $107,000.  We began our phase one launch during the three months ended March 31, 2011.  As part of our offering, a free trial period was given to customers with first billings expected during the quarter ended June 30, 2011.  Although we did not recognized any revenue in our Crexendo Network Services segment during the three months ended March 31, 2011, we incurred product and customer support costs during the period.

Selling and Marketing

Selling and marketing expenses consist primarily of telecom product marketing materials that were distributed at our events.  Selling and marketing expense was $22,000 for the three months ended March 31, 2011.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $64,000 and $111,000 for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expenses for the three months ended March 31, 2010 were higher than the three months ended March 31, 2011, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $293,000 and $98,000 for the three months ended March 31, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in our engineering head count as we continue to expand our product development and offerings to meet market demand.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Three Months Ended March 31,
	2011	2010
Unallocated corporate items
Cost of revenues	$32	$48
Selling and marketing	13	24
General and administrative	1,566	1,669
Research and development	579	440
Total unallocated corporate items	$2,190	$2,181

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $2,190,000 and $2,181,000 for the three months ended March 31, 2011 and 2010, respectively.  Unallocated costs increased for the three months ended March 31, 2011 due to a decrease in rental expense compared to the prior year.

Cost of Revenue

Cost of revenue consists of share-based compensation which was $33,000 and $48,000 for the three months ended March 31, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consists of share-based compensation which was $13,000 and $24,000 for the three months ended March 31, 2011 and 2010, respectively.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate general and administrative expenses were $1,566,000 and $1,669,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease was due primarily to a lower rental expense in the three months ended March 31, 2011 and 2010.  This decrease was caused by a favorable lease impairment adjustment described above under the StoresOnline segment.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $579,000 and $440,000 for the three months ended March 31, 2011 and 2010, respectively. The prior year quarter was lower due to the capitalization of certain engineering payroll costs related to internally developed software.

Liquidity and Capital Resources

Working Capital

As of March 31, 2011, we had working capital of $8,532,000, compared to $11,388,000 as of December 31, 2010. As of March 31, 2011, we had working capital, excluding deferred revenue, of $23,333,000 compared to $25,145,000 as of December 31, 2010. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to our purchase of a building for our corporate headquarters, repurchase of shares of common stock, dividends paid, and cash used for operations. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2011, we had $10,512,000 of cash and cash equivalents held primarily in operating accounts, compared to $14,207,000 as of December 31, 2010. During the three months ended March 31, 2011, we used $3,307,000 in cash from operating activities. During the three months ended March 31, 2011, we used $110,000 in cash from investing activities. During the three months ended March 31, 2011 we used cash of $278,000 in financing activities, primarily for the payment of dividends to stockholders and the repurchase of shares of common stock.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $23,289,000 as of March 31, 2011 compared to $21,564,000 as of December 31, 2010. Long-term trade receivables, net of allowance for doubtful accounts, were $10,742,000 as of March 31, 2011 compared to $9,442,000 as of December 31, 2010. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of March 31, 2011 totaled $2,521,000, compared to $3,328,000 as of December 31, 2010. Our accounts payable as of March 31, 2011 were generally within our vendors’ terms of payment.

Capital

As of March 31, 2011, total stockholders’ equity was $18,166,000, down from $20,120,000 at December 31, 2010. In addition to a net loss of $1,851,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2011 included an increase of additional paid-in capital of $174,000 for options granted, $213,000 in common stock dividends, and $89,000 in shares of our common stock that were re-purchased.  Substantially all of the remaining change related to stock options exercised by employees.

During the three months ended March 31, 2011, we declared and paid cash dividends of $0.02 per common share, which was paid on April 7, 2011 to stockholders of record as of March 29, 2011.  As we experienced a net loss for the three months ended March 31, 2011, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Common Stock Repurchases

In September 2006, our board of directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our board of directors authorized the repurchase of an additional $50,000,000 of our common stock. During the three months ended March 31, 2011, we paid $89,000 to purchase 19,793 shares of our common stock.  The common stock we repurchased has been retired.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (see Note 5 in the condensed consolidated financial statements).

On January 1, 2011, we adopted new guidance which amends existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this authoritative guidance did not have a material impact on our financial position or results of operations.

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

●
our belief that we can compete successfully by relying on our infrastructure and marketing strategies as well as techniques, systems and procedures, and by adding additional products and services in the future;

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of our 2010 From 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Form 10-Q. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the 2010 Form 10-K. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, there were no material changes from the legal proceedings previously disclosed in on the 2010 Form 10-K. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2010 Form 10-K. There were no material changes from the risk factors previously disclosed in on the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  The following are details of purchases under this program for the three-month period covered by this Form 10-Q:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	19,693	4.50	19,693	$42,401,382
February 1, 2011 - February 28, 2011	100	4.56	100	$42,400,926
March 1, 2011 - March 31, 2011	-	-	-	$42,400,926
Total	19,793	$4.51	19,793	$42,400,926

(a)
Our share purchase program was originally announced on September 5, 2006.  On September 4, 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.  During the three months ended March 31, 2011, 19,793 shares were purchased in open-market transactions at an average share price of $4.51.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	REMOVED AND RESERVED

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2011	iMergent, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 9, 2011	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer