Form 10-Q
period 2011-06-30
Crexendo, Inc.
filed 2011-08-09
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

Crexendo, Inc.
  (Exact name of registrant as specified in its charter)

Delaware	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1615 South 52nd Street, Tempe, AZ	85281
(Address of Principal Executive Offices)	(Zip Code)

(623) 242-5959
 (Registrant’s telephone number, including area code)

iMergent, Inc.
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

The number of shares outstanding of the registrant’s common stock as of August 8, 2011 was 10,663,787.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$10,578	$14,207
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $9,662
as of June 30, 2011 and $10,464 as of December 31, 2010	12,866	12,122
Inventories	495	1,067
Income tax receivable	669	1,239
Deferred income tax assets, net	-	949
Prepaid expenses and other	965	1,376
Total Current Assets	26,661	32,048

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $8,478
as of June 30, 2011 and $7,957 as of December 31, 2010	11,921	9,442
Property and equipment, net	3,390	3,139
Deferred income tax assets, net	428	5,024
Intangible assets	115	987
Goodwill	265	265
Other long-term assets	303	239
Total Assets	$43,583	$51,644

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,204	$3,328
Accrued expenses and other	3,444	3,361
Dividend payable	213	214
Deferred income tax liability	428	-
Deferred revenue, current portion	16,080	13,757
Total Current Liabilities	22,369	20,660

Deferred revenue, net of current portion	11,973	9,523
Other long-term liabilities	410	1,341
Total Liabilities	34,752	31,524

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,663,787 shares outstanding as of June 30, 2011 and 10,664,878 shares outstanding
as of December 31, 2010	11	11
Additional paid-in capital	49,388	49,481
Accumulated deficit	(40,568)	(29,372)
Total Stockholders' Equity	8,831	20,120

Total Liabilities and Stockholders' Equity	$43,583	$51,644

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$17,496	$17,448	$32,064	$34,542
Operating expenses:
Cost of revenue	7,675	5,228	13,980	10,325
Selling and marketing	10,076	8,913	18,839	17,787
General and administrative	3,333	3,634	6,092	7,100
Research and development	871	715	1,743	1,253
Total operating expenses	21,955	18,490	40,654	36,465

Loss from operations	(4,459)	(1,042)	(8,590)	(1,923)

Other income (expense):
Interest income	1,316	1,246	2,469	2,434
Interest expense	(1)	(1)	(2)	(2)
Other expense, net	(39)	(76)	(33)	(134)
Total other income, net	1,276	1,169	2,434	2,298

Income (loss) before income tax provision	(3,183)	127	(6,156)	375

Income tax provision	(6,162)	(76)	(5,040)	(201)
Net income (loss)	$(9,345)	$51	$(11,196)	$174

Net income (loss) per common share:
Basic	$(0.88)	$0.00	$(1.05)	$0.02
Diluted	$(0.88)	$0.00	$(1.05)	$0.02

Dividends per common share:	$0.02	$0.02	$0.04	$0.04

Weighted average common shares outstanding:
Basic	10,642,384	11,402,806	10,640,489	11,413,246
Diluted	10,642,384	11,419,919	10,640,489	11,439,788

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2011
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	10,664,878	$11	$49,481	$(29,372)	$20,120
Expense for stock options granted to employees			362		362
Stock issued under stock award plans	18,702		60		60
Dividends declared			(426)		(426)
Repurchase of common stock	(19,793)		(89)		(89)
Net loss				(11,196)	(11,196)
Balance, June 30, 2011	10,663,787	$11	$49,388	$(40,568)	$8,831

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,196)	$174
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Depreciation and amortization	704	678
Impairment of inventory and intangible assets	1,075	-
Expense for stock options issued to employees	362	533
Tax benefit upon issuance of common stock	-	(3)
Deferred income tax provision	5,973	377
Changes in assets and liabilities net of effects from acquisition:
Trade receivables	(3,223)	1,257
Inventories	345	(228)
Income tax receivable	570	(511)
Prepaid expenses and other	411	799
Other long-term assets	(8)	13
Accounts payable, accrued expenses and other	(1,624)	(1,290)
Income taxes payable	-	(21)
Deferred revenue	4,773	(1,793)
Other long-term liabilities	(931)	(10)
Net cash used for operating activities	(2,769)	(25)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(348)	(2,053)
Acquisition of company	-	(250)
Investment in subsidiary	(56)	-
Net cash used for investing activities	(404)	(2,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	60	13
Repurchase of common stock	(89)	(323)
Dividend payments	(427)	(458)
Net cash used for financing activities	(456)	(768)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,629)	(3,096)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,207	21,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,578	$18,453

Supplemental disclosure of cash flow information:
Cash paid (received) during the period:
Interest	1	2
Income taxes	(569)	356
See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$213	$229
Purchase of property and equipment included in accounts payable	395	110
Acquisition of company with stock	-	117
Contingent consideration related to acquisition	-	269

See accompanying notes.

CREXENDO, INC.  AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to the condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly-owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides ecommerce software, website development, web hosting, search engine optimization, link building and hosted telecom services that integrate ecommerce with email, fax, and phone for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.

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

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of Crexendo, Inc. and its wholly-owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  We have included all adjustments, consisting only of normal recurring items, which we consider necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Results of the three and six months ended June 30, 2011 do not necessarily indicate the results we expect for the period ending December 31, 2011 or any other period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Company Name Change - In May 2011, our shareholders approved an amendment to our articles of incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange changed to “EXE.”

Seasonality - Our StoresOnline revenue has historically been subject to seasonal fluctuations as responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.  As a result of the restructuring announced on July 5, 2011 (see Notes 5, 6, and 13) that resulted in the suspension of our seminar sales model, which included Preview Training Sessions and Internet Training Workshops, we believe that seasonality will have less of an impact going forward.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to our consolidated financial statements set forth in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2010.  Other than the policy changes discussed below, there have been no significant changes to our accounting policies since December 31, 2010.

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (Note 7).  For all other revenue arrangements we continue to follow accounting guidance as set forth in prior periods.

On January 1, 2011, we adopted new guidance which modifies prior guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this authoritative guidance did not have a material impact on our financial position or results of operations.

Other Comprehensive Income (Loss) – Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 did not reflect any components of other comprehensive income (loss) other than net income (loss).

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three and six months ended June 30, 2011 or 2010.

(2)	Dividends

During the three and six months ended June 30, 2011 and 2010, our Board of Directors declared the following cash dividends:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2011)
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011
(Fiscal year 2010)
June 22,2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010

(3)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended June 30, 2011 was the same as basic net loss per common share because the common share equivalents were anti-dilutive for those periods. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) (in thousands)	$(9,345)	$51	$(11,196)	$174

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,656,384	11,430,921	10,654,489	11,443,687
Weighted-average restricted shares held in escrow	(14,000)	(28,115)	(14,000)	(30,441)
Weighted-average basic shares outstanding	10,642,384	11,402,806	10,640,489	11,413,246
Dilutive employee stock options	-	17,113	-	26,542
Diluted shares outstanding	10,642,384	11,419,919	10,640,489	11,439,788
Net income (loss) per common share:
Basic	$(0.88)	$0.00	$(1.05)	$0.02
Diluted	$(0.88)	$0.00	$(1.05)	$0.02

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 800,304 and 559,887 for the three months ended June 30, 2011 and 2010, respectively, and 680,954 and 555,026 for the six months ended June 30, 2011 and 2010, respectively.

(4)   Trade Receivables

Currently we operate with one class of financing receivable.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet for the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Current	$32,933	$30,029
1 - 30 days	4,651	3,416
31 - 60 days	3,374	2,291
61 - 90 days	1,969	1,533
91 days and over	-	2,716
Gross trade receivables	42,927	39,985
Less allowance for doubtful accounts	(18,140)	(18,421)
Trade receivables, net	$24,787	$21,564

Current trade receivables, net	$12,866	$12,122
Long-term trade receivables, net	11,921	9,442
Trade receivables, net	$24,787	$21,564

(5)   Inventory Write-down

In accordance with applicable accounting guidance we regularly evaluate whether inventory is stated at the lower of cost or market.  As a result of suspending the sale of product and services through the seminar sales channel for our StoresOnline division (see Note 13), we concluded that the market value for certain inventory items associated with the sale of products and services through the seminar sales channel were less than their cost.  As such, $227,000 of inventory was written-off and charged to cost of sales for the three and six months ended June 30, 2011.

(6)   Intangible Asset Impairment and Write-off of Prepaid Costs

In accordance with applicable accounting guidance we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011.  We determined that the implied value of the name lists was zero as we no longer had plans of utilizing the name lists in the StoresOnline division and no future cash flow would result from the name lists.  The assessment resulted in the recognition of impairment charges of $660,000 included in sales and marketing in the statement of operations related to the name lists during the quarter ended June 30, 2011.

Additionally, prior to the decision to suspend seminar sales in our StoresOnline division, we had purchased direct-response advertising to be used in future periods during the three and six months ended June 30, 2011.  In accordance with applicable accounting guidance, costs associated with direct-response advertising were historically deferred and amortized over the estimated benefit period.  As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, $188,000 was charged to sales and marketing in the statement of operations for the three and six months ended June 30, 2011.  As of June 30, 2011 we had no direct-response advertising related to future workshops as prepaid expenses.  As of December 31, 2010, we recorded $609,000 of direct-response advertising related to future workshops as prepaid expenses.  Prior to the decision to suspend seminar sales in our StoresOnline division, amounts recorded as prepaid advertising costs were amortized over the estimated benefit period, typically three months.

(7)   Revenue

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

The impact of our adoption of this new accounting guidance on a prospective basis was to defer revenue to future periods and the impact on our condensed consolidated financial statements was as follows (in thousands):

Statement of Operations	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Decrease in revenue	$654,000	$1,226,000
Increase in net loss	$654,000	$1,226,000

Balance Sheet
Increase in current deferred revenue as of June 30, 2011	$1,226,000

The increase in the deferral of revenue was primarily because the fair value of the bundle is less than the selling amount, resulting in and implied premium on our StoresOnline bundled arrangements. There was no impact relating to the three and six months ended June 30, 2010 as we adopted the new guidance on a prospective basis.

For multiple-element arrangements originating or materially modified on or after January 1, 2011, we evaluated whether each deliverable could be accounted for as a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value and for an arrangement where a general right of return exists relative to a delivered item, delivery or performance of the undelivered item must be considered probable and substantially in our control.  Stand-alone value exists if the product or service is sold separately or could be resold on a stand-alone basis.  We allocate the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element.  We recognize revenue on our Extended Payment Term Agreements (“EPTAs”) as cash is collected.  As cash is received, we allocate the cash to our undelivered products and services first.  Once enough cash is received to cover the undelivered items, we then allocate the remaining cash to the delivered products and services in the arrangement.

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

•
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

•
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

•
BESP — When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

In addition, we recognize revenue net of estimated returns. Estimates for these items are based on historical experience and are recorded at the time of revenue recognition or when circumstances change resulting in a change in the number of estimated returns. If our estimates are incorrect, our actual results could change materially.

Multiple-element arrangements we entered into or materially modified as of January 1, 2011 and thereafter consist primarily of three deliverables, software access fees, website programming services, and educational trainings related to building and marketing a website.  Each of our deliverables is accounted for as a separate unit of accounting.  Subscription and hosting fees, which do not provide the customer with the right to take possession of the software supporting our Software-as-a-Service (“SaaS”) model are recognized ratably over the period of service, typically in monthly, quarterly, or yearly increments.  Website programming fees are recognized upon completion of the service, or 90 days after purchase whichever is sooner.  Educational trainings are recognized upon delivery which typically happens at the time of sale.

(8)	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2011 was 194% and 82%, respectively, which resulted in a provision for income taxes of $6,162,000 and $5,040,000, respectively.  The increased tax rate for the three and six months ended June 30, 2011 was a result of placing a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of June 30, 2011 and December 31, 2010 was $8,147,000 and $837,000, respectively.

Our effective tax rate for the three months ended June 30, 2010 was 60% which resulted in a provision of for income taxes of $76,000.  Our effective tax rate for the six months ended June 30, 2010 was 54% which resulted in a provision for income taxes of $201,000.  Our tax rate for the three and six months ended June 30, 2010 was unfavorable due to the Company’s permanent differences.

(9)	Fair Value Measurements

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

Liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair value measurement at reporting date
Description	As of June 30, 2011	Level 1	Level 2	Level 3
Contingent consideration	$17	-	-	$17

		Fair value measurement at reporting date
Description	As of December 31, 2010	Level 1	Level 2	Level 3
Contingent consideration	$46	-	-	$46

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
Contingent
Consideration
Balances as of December 31, 2010	$46
Purchases, sales and settlements, net	(29)
Transfers in and/or (out) of Level 3	—
Balances as of June 30, 2011	$17

During the six months ended June 30, 2011, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

We have financial instruments as of June 30, 2011 and December 31, 2010 for which the fair value is summarized below (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$10,578	$10,578	$14,207	$14,207
Restricted cash	1,088	1,088	1,088	1,088
Trade receivables	24,787	24,221	21,564	21,120
Certificate of deposit	500	500	500	500

The fair value of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments.  The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates.

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.

Regarding non-recurring fair values, we evaluated the fair value of certain intangible assets and inventory as discussed in Notes 5 and 6, and determined that they had a fair value of zero.

(10)	Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries or investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.   There have been no material changes to current legal events as outlined in our Annual Report on Form 10-K for the year ended December 31, 2010.

As of June 30, 2011 we have not recorded any additional liabilities relating to legal proceedings.  We recorded liabilities of $50,000 as of December 31, 2010, for estimated losses resulting from various legal proceedings in which we were engaged. Attorneys' fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(11)	Restricted Cash

We classified $1,088,000 as restricted cash as of June 30, 2011 and December 31, 2010, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted from use in our operations.

(12)	Segment Information

Our management has chosen to organize our Company around differences in products and services.  In the fiscal year ended June 30, 2009, we introduced two new segments into the market: Crexendo Web Services and Crexendo Network Services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web sites, SEO/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services launched a phase one release during the quarter ended March 31, 2011 and markets to the data and telecommunications industry.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

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

Segment revenue and operating income (loss) was as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
StoresOnline	$16,928	$17,083	$31,017	$33,935
Crexendo Web Services	550	365	1,029	607
Crexendo Network Services	18	-	18	-
Consolidated revenue	$17,496	$17,448	$32,064	$34,542

Operating Income (Loss):
StoresOnline	$(1,175)	$1,813	$(1,960)	$3,705
Crexendo Web Services	(599)	(443)	(1,269)	(828)
Crexendo Network Services	(489)	(339)	(975)	(547)
Unallocated corporate items	(2,196)	(2,073)	(4,386)	(4,253)
Total operating loss	$(4,459)	$(1,042)	$(8,590)	$(1,923)
Other Income, net:
StoresOnline	$1,276	$1,169	$2,434	$2,298
Total other income	$1,276	$1,169	$2,434	$2,298
Income (Loss) Before Income Tax Provision:
StoresOnline	$101	$2,982	$474	$6,003
Crexendo Web Services	(599)	(443)	(1,269)	(828)
Crexendo Network Services	(489)	(339)	(975)	(547)
Unallocated corporate items	(2,196)	(2,073)	(4,386)	(4,253)
Income (loss) before income tax provision	$(3,183)	$127	$(6,156)	$375

(13)	Subsequent Events

On July 5, 2011, we announced the suspension of the sale of products and services through the seminar sales channel for our StoresOnline division. Following this announcement, we reduced our full-time workforce by approximately 30% as a result of a restructuring plan.  We are also reducing the number of our StoresOnline part-time and temporary workers.  The reduction in workforce is consistent with the reduction in the employees supporting the seminar sales channel.  It is anticipated that we will have restructuring charges between $300,000 and $600,000, which primarily consist of the cancellation of certain lease agreements in future periods.  As discussed in Notes 5 and 6, we incurred asset write-downs and impairment charges totaling $1,075,000 for the three and six months ended June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other sectionss of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results will differ, and may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included in the 2010 Form 10-K and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We provide a variety of cloud-based infrastructure services to entrepreneurs and small and medium-sized businesses. Our services include high-quality voice and messaging services delivered over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions designed to enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our services are designed to help increase the predictability of success for online businesses.

Our primary web service offerings are designed to meet the needs of entrepreneurs and small and medium-sized businesses anywhere along their lifecycles.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.  In addition to our primary service offerings for the Do-It-Yourself customer base, we also offer a variety of premium services to the Do-It-Yourself customer such as initial site design and build, logo design, drop-shipper/supplier integration, and a variety of search engine optimization (“SEO”) and link-building packages.

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

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (“SIP”)-based VoIP network that rides on top of the Internet. This platform enables a user to access and utilize services and features via a single “identity” regardless of how the user is connected to the Internet. As a result, with one identity, either a number or user name, customers have access to our voice, messaging features and personal profile information, regardless of location, device, or method of accessing the Internet.

RESTRUCTURING AND OTHER CHARGES

In July 2011, we initiated plans to restructure and improve efficiencies in our operations as a result of the continued lack of profitability and other challenges in our seminar sales channel for our StoresOnline division.  Restructurings have begun in the third quarter of 2011 in an effort to better position our Company for long-term growth, profitability, greater competitiveness and improved efficiency across our business.  Actions taken in connection with our restructuring plan include the suspension of our direct mail marketing campaigns and sales of our products and services through our StoresOnline seminar channel, refinement of our product portfolio focused towards recurring subscription-based products and services, and redeployment of our sales and marketing resources in an effort to increase our direct sales, inside sales, and online sales channels.

Through these initiatives we expect to incur aggregate pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $1.375 million to $1.675 million during the twelve months ending December 31, 2011.  Of this estimate, $1,075,000 was recorded for inventory write-downs and intangible asset impairment charges for the three and six months ended June 30, 2011. The remaining amount primarily consists of the cancellation of certain lease agreements which is expected to occur in the third quarter of 2011.

SOURCES OF REVENUE

We derive our revenue from sales of a variety of services to entrepreneurs, small and medium-sized businesses, including sales of software licenses, web design, SEO, paid search management, hosting, link building, and commissions from third parties.  Leads have historically been generated primarily through direct mail marketing campaigns, online advertising campaigns, and through strategic partnerships.

LICENSE REVENUE

We have historically derived a substantial portion of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through extended payment term arrangements (“EPTAs”).  As a result of the restructuring plan we initiated in July 2011, we will no longer generate revenue from cash collected on the sale of our content management and web building software licenses at workshop events.  We believe we will, however, continue to generate revenue from principal collected on our EPTA contracts for the next two to three years at a decreasing rate over that time period.

PROFESSIONAL SERVICES REVENUE

We generate professional services revenue primarily from website design and development, SEO services, link building, paid search management services, and conversion rate optimization services.  These services are typically billed on a fixed-price basis or on a monthly recurring basis with an initial term of six to twelve months.

SUBSCRIPTION AND HOSTING REVENUE

We derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services, software access fees for our SaaS offering, and subscription fees for our voice and messaging services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 12 months.

PRODUCT REVENUE

We generate product revenue from the sale of DVD training courses covering a host of online marketing topics, including affiliate marketing, Amazon® and eBay® training, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, SEO, social media marketing, and Google® Analytics.  These products are typically billed on a fixed price basis.  These products, which have historically been sold through our direct sales seminar channel, will now be sold through our expanded inside sales channel.

COMMISSION REVENUE

We generate commissions from contracted unaffiliated companies who telemarket complementary products and services to our customer base.  These commissions are typically paid as a percentage of revenue generated by these unaffiliated companies on products and services sold to our customer base.  As the lead source for the commission revenue has been our direct mail seminars, which we discontinued in July 2011, we do not anticipate we will generate significant commission revenue in the future.

Economic Factors

The tight credit markets in place over the past two years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our products and services through the seminar sales channel.  The high unemployment rate has had a negative impact on our StoresOnline customer base and has continued to result in high default rates on our accounts receivable.  While we have seen our collection rates stabilize and improve slightly over the past three quarters, our default rate remains high.  As we recognize revenue when the cash is collected on our accounts receivable portfolio, an improvement in our collection rates will result in additional future revenue, while a deterioration in our collection rate will decrease future revenue.

Opportunities

Technological and product innovation is the foundation of our long-term growth strategy, and we intend to increase our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. Recognizing that one of our primary business objectives is to help entrepreneurs and small and medium businesses increase the effectiveness and visibility of their online presence, we organized Crexendo Web Services.   Crexendo Web Services offers a wide range of services, including content management, SaaS, SEO services, search engine management services, website and logo design services and conversion rate optimization services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$17,496	$17,448	$32,064	$34,542
Income (loss) before income taxes	(3,183)	127	(6,156)	375
Income tax provision	(6,162)	(76)	(5,040)	(201)
Net income (loss)	(9,345)	51	(11,196)	174
Diluted net income (loss) per share	$(0.88)	$-	$(1.05)	$0.02

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Total net revenue was $17,496,000 in the three months ended June 30, 2011 compared with $17,448,000 in the corresponding period of 2010.  Although revenue was generally consistent between the two periods, it is important to note the following changes, which in the aggregate, resulted in consistent revenue.  Principal collected on our account receivable decreased 5% and commissions payable to us by third parties decreased 41%, primarily as a result of a decrease in third-party sales rates, which we believe is partially a result of the lower cash percentage we have experienced at our StoresOnline seminar sales events.  These decreases were offset by a 22% increase in cash collected at our StoresOnline workshops primarily as a result of an increase in the number of attendees and percentage of attendees who purchased products and services at our workshop events compared to the prior year.  Crexendo Web Services generated revenue of $550,000 during the three months ended June 30, 2011, compared with $365,000 in the corresponding period in 2010.

Income (Loss) Before Income Taxes

Loss before income taxes was $3.2 million in the three months ended June 30, 2011, compared with income of $127,000 in the corresponding period of 2010. Total operating expenses increased 19% to $21,955,000 for the three months ended June 30, 2011, compared to $18,490,000 in the corresponding period of 2010, primarily as a result of increased costs of revenue, increased selling and marketing costs, and recorded asset write-downs and impairment charges totaling $1,075,000 for the three months ended June 30, 2011 (see Notes 5, 6, and 13 in the condensed consolidated financial statements).

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2011 and 2010 was 194% and 60%, respectively, which resulted in a provision for income taxes of $6,162,000 and $76,000, respectively.  The high tax rate for the three months ended June 30, 2011 was primarily the result of placing a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of June 30, 2011; accordingly, we recorded a full valuation allowance.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Total net revenue decreased 7% to $32,064,000 in the six months ended June 30, 2011 compared with $34,542,000 in the corresponding period of 2010, primarily due to a 9% decrease in principal collected on our accounts receivable balance, a 37% decrease in commissions payable to us by third parties as a result of a decrease in third-party sales rates, which we believe is partially a result of the lower cash percentage we have experienced at our StoresOnline seminar sales events.  These decreases were offset by a 5% increase in cash collected at our StoresOnline workshops.  Crexendo Web Services generated revenue of $1,029,000 during the six months ended June 30, 2011, compared with $607,000 in the corresponding period in 2010.

Income (Loss) Before Income Taxes

Loss before income taxes was $6.2 million in the six months ended June 30, 2011 compared with income of $375,000 in the corresponding period of 2010.  Revenue for the six months ended June 30, 2011 decreased $2.5 million, as compared to corresponding period of 2010.  Total operating expenses increased 11% to $40,654,000 for the six months ended June 30, 2011, compared to $36,465,000 in the corresponding period of 2010, primarily as a result of increased costs of revenue, increased selling and marketing costs, and recorded asset write-downs and impairment charges totaling $1,075,000 for the six months ended June 30, 2011 (see Notes 5, 6, and 13 in the condensed consolidated financial statements).

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2011 and 2010 was 82% and 54%, respectively, which resulted in a provision for income taxes of $5,040,000 and $201,000, respectively.  The high tax rate for the six months ended June 30, 2011 was primarily the result of placing a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of June 30, 2011; accordingly, we recorded a full valuation allowance.

Segment Operating Results

The information below is organized in accordance with our three reportable segments.  Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, general and administrative, and research and development expenses.  Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments.

Operating Results of our StoresOnline Division (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
StoresOnline
Revenue	$16,928	$17,083	$31,017	$33,935
Operating expenses:
Cost of revenue	7,046	4,977	12,804	9,913
Selling and marketing	9,468	8,555	17,515	17,114
General and administrative	1,589	1,738	2,658	3,203
Operating income (loss)	$(1,175)	$1,813	$(1,960)	$3,705
Other income	1,276	1,169	2,434	2,298
Income before taxes	$101	$2,982	$474	$6,003

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Revenue from our StoresOnline division for the three months ended June 30, 2011 decreased 1% to $16,928,000, from $17,083,000 for the three months ended June 30, 2010.

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

Revenue related to cash collected under EPTA agreements decreased to $4,383,000 for the three months ended June 30, 2011, compared to $4,615,000 for the three months ended June 30, 2010.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected. EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next two to three years.  The following table summarizes the activity within deferred revenue for the three months ended June 30, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of April 1, 2010	$21,258
Cash collected on Principal of EPTA Contracts	(4,615)
Deferred revenue added during period (net of writeoffs)	3,838
StoresOnline deferred revenue as of June 30, 2010	$20,481

StoresOnline deferred revenue as of April 1, 2011	$25,617
Cash collected on Principal of EPTA Contracts	(4,383)
Deferred revenue added during period (net of writeoffs)	6,733
StoresOnline deferred revenue as of June 30, 2011	$27,967

Cash sales of StoresOnline Software licenses (“SOS licenses”) and other products at our events as well as hosting revenue increased to $10,567,000 in the three months ended June 30, 2011, compared to $9,132,000 in the three months ended June 30, 2010.  As a result of our restructuring plan, the revenue associated with cash sales of SOS licenses and other products at our events will not continue in the future. Hosting revenue, which was approximately $1,009,000 of the $10,567,000 in revenue for the quarter, is expected to continue in the future.  The increase was primarily attributable to:

 (1) The number of total buying units in attendance at our workshops increased to 12,434 in the three months ended June 30, 2011 compared to 11,468 in the three months ended June 30, 2010.  This resulted in 258 more buyers and an increase in revenue of $519,000 during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

(2)  Revenue increased at our events because approximately 30% of buying units made a purchase at workshops held during the three months ended June 30, 2011, compared to 26% for the three months ended June 30, 2010, which resulted in 385 additional workshop buyers and $775,000 in additional workshop revenue.

(3)  Revenue increased $383,000 as result of increases in our average purchase price at our workshops by 5%, primarily due to having more customers select our higher-priced and higher-value product and services.

(4) Further increasing revenue was the change in the three day right deferral which increased revenue $185,000 as a result of fewer events being held in the last three days of the quarter ended June 30, 2011 compared to the prior quarter.

(5) Offsetting the increases in revenue, the percentage of customers paying cash at our workshops decreased to 39% for the three months ended June 30, 2011 from 41% for the three months ended June 30, 2010.  As we recognize revenue only when cash is received, and not at the time of sale, the lower percentage of cash at the workshop decreased revenue for the three months ended June 30, 2011 by approximately $273,000, compared to the corresponding period of 2010.

(6)  Further decreasing revenue was the fact that our revenue from preview events decreased to $1,493,000 during the three months ended June 30, 2011, compared to $1,719,000 for the three months ended June 30, 2010 primarily as a result of a decreased percentage of customers buying at our preview events.

(7) On January 1, 2011 we adopted new accounting guidance on revenue recognition (see Note 7 to our condensed consolidated financial statements). The impact of adopting this new accounting standard was to defer revenue to future periods and the impact on our consolidated financial statements was a decrease in revenue for the three months ended June 30, 2011 of $932,000.  The increase in the deferral of revenue was due primarily to the relative selling price allocation of the implied premium on our StoresOnline bundled arrangements.

                Commissions from third parties decreased 41% to $1,978,000 for the three months ended June 30, 2011, from $3,336,000 for the three months ended June 30, 2010 due primarily to a decrease in our unaffiliated partners’ sales rate.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the three months ended June 30, 2011 increased 42% to $7,046,000, from $4,977,000 for the three months ended June 30, 2010.   The increase in cost of revenue was primarily due to the write-down of inventory of $227,000 (see Note 5 in the condensed consolidated financial statements) and additional customer incentives given to attendees at our workshops that began in September 2010 and was designed to increase the attendance at our workshops.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the three months ended June 30, 2011 increased 11% to $9,468,000, from $8,555,000 for the three months ended June 30, 2010.  The increase was primarily related to the write-off of prepaid advertising costs of $188,000 and an impairment charge of $660,000 relating to purchased name lists used in our direct mail efforts (see Note 6 in the condensed consolidated financial statements).  As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011 which resulted in the impairment charge.

Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2011 decreased to $1,589,000 from $1,738,000 for the three months ended June 30, 2010.  The decrease was primarily due to the fact that expenses related to legal fees decreased $125,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of a decrease in legal issues brought against us.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the three months ended June 30, 2011 and 2010, other income was $1,276,000 and $1,169,000, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Revenue from our StoresOnline division for the six months ended June 30, 2011 decreased 9% to $31,017,000, from $33,935,000 for the six months ended June 30, 2010.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline products and services sold at events held throughout the year, as well as principal amounts collected on the sale of StoresOnline products and services sold through EPTAs.

Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from customers and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $8,588,000 for the six months ended June 30, 2011, compared to $9,424,000 for the six months ended June 30, 2010.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected. EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next two to three years.  The following table summarizes the activity within deferred revenue for the six months ended June 30, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of January 1, 2010	$22,245
Cash collected on Principal of EPTA Contracts	(9,424)
Deferred revenue added during period (net of writeoffs)	7,660
StoresOnline deferred revenue as of June 30, 2010	$20,481

StoresOnline deferred revenue as of January 1, 2011	$23,229
Cash collected on Principal of EPTA Contracts	(8,588)
Deferred revenue added during period (net of writeoffs)	13,326
StoresOnline deferred revenue as of June 30, 2011	$27,967

Cash sales of SOS licenses and other products at our events, as well as hosting revenue, increased to $18,543,000 in the six months ended June 30, 2011, compared to $18,369,000 in the six months ended June 30, 2010.  As a result of our restructuring plan, revenue associated with cash sales of SOS licenses and other products at our events will not continue in the future.  Hosting revenue, which was approximately $2,331,000 of the $18,543,000 in revenue for the six months ended June 30, 2011, is expected to continue in the future.  The increase was primarily attributable to:

(1) The number of total buying units in attendance at our workshops increased to 24,631 in the six months ended June 30, 2011 compared to 23,329 in the six months ended June 30, 2010.  This resulted in 348 more buyers and an increase in revenue of $614,000 during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

(2)  Revenue increased at our events as a result of approximately 30% of buying units making a purchase at the workshops during the six months ended June 30, 2011, compared to 27% for the six months ended June 30, 2010, which resulted in 677 additional workshop buyers and $1,182,000 in additional workshop revenue.

(3)  Revenue increased $623,000 as result of increasing our average purchase price at our workshops by 5%, primarily due to having more customers select our higher-priced and higher value product and services.

(4) Revenue related to our preview events increased to $3,216,000 during the six months ended June 30, 2011, compared to $2,860,000 for the six months ended June 30, 2010 primarily as a result of an increased attendance fee.

(5) Offsetting the increases in revenue, the percentage of customers paying cash at our workshops decreased to 34% for the six months ended June 30, 2011 from 40% for the six months ended June 30, 2010.  As we recognize revenue only when cash is received, and not at the time of sale, the lower percentage of cash at the workshop decreased revenue for the six months ended June 30, 2011 by approximately $1,766,000, compared to the corresponding period of 2010.

(6) On January 1, 2011 we adopted new accounting guidance on revenue recognition (see Note 7 to our condensed consolidated financial statements).   The impact of adopting this new accounting standard was to defer revenue to future periods and the impact on our consolidated financial statements was a decrease in revenue for the six months ended June 30, 2011 of $1,226,000.  The increase in the deferral of revenue is due primarily to the relative selling price allocation of the implied premium on our StoresOnline bundled arrangements.

Commissions from third parties decreased 37% to $3,886,000 for the six months ended June 30, 2011, from $6,142,000 for the six months ended June 30, 2010 due primarily to a decrease in our unaffiliated partners’ sales rate.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the six months ended June 30, 2011 increased 29% to $12,804,000, from $9,913,000 for the six months ended June 30, 2010.   The increase in cost of revenue was primarily due to the write-down of inventory of $227,000 (see Note 5 in the condensed consolidated financial statements) and additional customer incentives given to attendees at our workshops that began in September 2010 and is designed to increase the attendance at our workshops.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the six months ended June 30, 2011 increased 2% to $17,515,000, from $17,114,000 for the six months ended June 30, 2010.  The increase was primarily related to the write-off of prepaid advertising costs of $188,000 and an impairment charge of $660,000 relating to purchased name lists used in our direct mail efforts (see Note 6 in the condensed consolidated financial statements).  As a result of suspending the sale of product and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011 which resulted in the impairment charge.

Trends in selling and marketing expenses will not always be consistent with trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the six months ended June 30, 2011 decreased to $2,658,000 from $3,203,000 for the six months ended June 30, 2010.  The decrease was primarily due to the fact that our building rental expense decreased during the six months ended June 30, 2011 compared to the prior year period.  The decrease for rent expense was due to the reversal of an accrual for lease impairment on one of our properties as a result of reaching a favorable resolution which will allow us to vacate the property and reduce our liability.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the six months ended June 30, 2011 and 2010, other income was $2,434,000 and $2,298,000, respectively.

Operating Results of Crexendo Web Services (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Crexendo Web Services
Revenue	$550	$365	$1,029	$607
Operating Expenses:
Cost of revenue	439	203	847	315
Selling and marketing	608	334	1,289	625
General and administrative	102	271	162	495
Loss from operations	$(599)	$(443)	$(1,269)	$(828)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Crexendo Web Services revenue for the three months ended June 30, 2011 was $550,000, compared to $365,000 for the three months ended June 30, 2010.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.  As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of April 1, 2010 and 2011, and June 30, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of April 1, 2010	$323
Crexendo Web Services backlog as of June 30, 2010	$557

Crexendo Web Services backlog as of April 1, 2011	$972
Crexendo Web Services backlog as of June 30, 2011	$1,196

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended June 30, 2011 was $439,000 compared to $203,000 for the three months ended June 30, 2010.  The increase in cost of revenue for the three months ended June 30, 2011 was related to an increase in headcount as we continued to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $608,000 and $334,000 for the three months ended June 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in direct sales reps and increased marketing expenses.  Since June 30, 2010 we have hired seven additional direct sales reps in major US cities.  In total, we now have 13 direct sales reps in major US cities.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $102,000 and $271,000 for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses for the three months ended June 30, 2010 were higher than the three months ended June 30, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Crexendo Web Services revenue for the six months ended June 30, 2011 was $1,029,000, compared to $607,000 for the six months ended June 30, 2010. Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.  As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of January 1, 2010 and 2011, and June 30, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2010	$42
Crexendo Web Services backlog as of June 30, 2010	$557

Crexendo Web Services backlog as of January 1, 2011	$964
Crexendo Web Services backlog as of June 30, 2011	$1,196

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the six months ended June 30, 2011 was $847,000 compared to $315,000 for the six months ended June 30, 2010.  The increase in cost of revenue for the six months ended June 30, 2011 was related to an increase in headcount as we continued to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $1,289,000 and $625,000 for the six months ended June 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in salespeople and increased marketing expenses.  Since June 30, 2010 we have hired seven additional direct sales reps in major US cities.  In total, we now have 13 direct sales reps in major US cities.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $162,000 and $495,000 for the six months ended June 30, 2011 and 2010, respectively.  General and administrative expenses for the six months ended June 30, 2010 were higher than the six months ended June 30, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Operating Results of our Crexendo Network Services Division (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Crexendo Network Services
Revenue	$18	$-	$18	$-
Operating expenses:
Cost of revenue	158	-	265	-
Selling and marketing	-	-	22	-
General and administrative	58	181	122	292
Research and development	291	158	584	255
Loss from operations	$(489)	$(339)	$(975)	$(547)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

We began our phase one launch of Crexendo Network Services by selling products at our StoresOnline events during the three months ended March 31, 2011. As part of our phase one offering, we provided a free trial period to our customers, with the first billings occurring in the three month period ended June 30, 2011, which were $18,000.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support for our telecom services.  Cost of revenue for the three months ended June 30, 2011 was $158,000.  We began our phase one launch during the three months ended March 31, 2011.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $58,000 and $181,000 for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses for the three months ended June 30, 2010 were higher than the three months ended June 30, 2011, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $291,000 and $158,000 for the three months ended June 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in our engineering head count as we continue to expand our product development and offerings to meet market demand.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

We began our phase one launch of Crexendo Network Services by selling products at our StoresOnline events during the three months ended March 31, 2011. As part of our phase one offering, we provided a free trial period to our customers, with the first billings occurring in the six month period ended June 30, 2011, which were $18,000.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support for our telecom services.  Cost of revenue for the six months ended June 30, 2011 was $265,000.  We began our phase one launch during the three months ended March 31, 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of telecom product marketing materials that were distributed at our events.  Selling and marketing expense was $22,000 for the six months ended June 30, 2011.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $122,000 and $292,000 for the six months ended June 30, 2011 and 2010, respectively.  General and administrative expenses for the six months ended June 30, 2010 were higher than the six months ended June 30, 2011, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $584,000 and $255,000 for the six months ended June 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in our engineering head count as we continue to expand our product development and offerings to meet market demand.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unallocated corporate items
Cost of revenues	$32	$48	$64	$97
Selling and marketing	-	24	13	48
General and administrative	1,584	1,444	3,150	3,110
Research and development	580	557	1,159	998
Total unallocated corporate items	$2,196	$2,073	$4,386	$4,253

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $2,196,000 and $2,073,000 for the three months ended June 30, 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue consists of share-based compensation, which was $32,000 and $48,000 for the three months ended June 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consists of share-based compensation, which was $0 and $24,000 for the three months ended June 30, 2011 and 2010, respectively.

General and Administrative

Corporate, general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate, general and administrative expenses were $1,584,000 and $1,444,000 for the three months ended June 30, 2011 and 2010, respectively.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $580,000 and $557,000 for the three months ended June 30, 2011 and 2010, respectively. Research and development expenses for the three months ended June 30, 2010 were lower than the corresponding period of 2011, primarily due to the capitalization of certain engineering payroll costs related to internally-developed software.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $4,386,000 and $4,253,000 for the six months ended June 30, 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue consists of share-based compensation, which was $64,000 and $97,000 for the six months ended June 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consists of share-based compensation, which was $13,000 and $48,000 for the six months ended June 30, 2011 and 2010, respectively.

General and Administrative

Corporate, general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate, general and administrative expenses were $3,150,000 and $3,110,000 for the six months ended June 30, 2011 and 2010, respectively.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $1,159,000 and $998,000 for the six months ended June 30, 2011 and 2010, respectively. Research and development expenses for the six months ended June 30, 2010 were lower than the corresponding period of 2011, primarily due to the capitalization of certain engineering payroll costs related to internally-developed software.

Liquidity and Capital Resources

Working Capital

As of June 30, 2011, we had working capital of $4,292,000, compared to $11,388,000 as of December 31, 2010. As of June 30, 2011, we had working capital, excluding deferred revenue, of $20,372,000, compared to $25,145,000 as of December 31, 2010. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to our purchase of a building for our corporate headquarters, repurchase of shares of common stock, dividends paid, and cash used for operations. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of June 30, 2011, we had $10,578,000 of cash and cash equivalents held primarily in operating accounts, compared to $14,207,000 as of December 31, 2010. During the six months ended June 30, 2011, we used $2,769,000 in cash from operating activities. During the six months ended June 30, 2011, we used $404,000 in cash from investing activities. During the six months ended June 30, 2011 we used cash of $456,000 in financing activities, primarily for the payment of dividends to stockholders and the repurchase of shares of common stock.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $24,787,000 as of June 30, 2011, compared to $21,564,000 as of December 31, 2010. Long-term trade receivables, net of allowance for doubtful accounts, were $11,921,000 as of June 30, 2011 compared to $9,442,000 as of December 31, 2010. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of June 30, 2011 totaled $2,204,000, compared to $3,328,000 as of December 31, 2010. Our accounts payable as of June 30, 2011 were generally within our vendors’ terms of payment.

Capital

As of June 30, 2011, total stockholders’ equity was $8,831,000, down from $20,120,000 at December 31, 2010. In addition to a net loss of $11,196,000, other significant changes in stockholders’ equity during the first six months of 2011 included increases of additional paid-in capital of $362,000 for options granted and $60,000 for stock issued under stock award plans.  These increases were offset by decreases of $426,000 in common stock dividends and $89,000 in shares of our common stock that were re-purchased.  Substantially, all of the remaining change related to stock options exercised by employees.

During the six months ended June 30, 2011 we declared and paid two cash dividends of $0.02 per common share on March 22, 2011 and June 30, 2011, respectively.  The dividend declared on March 22, 2011 was paid on April 7, 2011 to stockholders of record as of March 31, 2011.  The dividend declared on June 30, 2011 was paid on July 18, 2011 to stockholders of record as of July 11, 2011.  As we experienced a net loss for the six months ended June 30, 2011, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (see Note 7 in the condensed consolidated financial statements).

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, statements contained in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of our 2010 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Form 10-Q. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the 2010 Form 10-K. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 10 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, there were no material changes from the legal proceedings previously disclosed in on the 2010 Form 10-K. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 10 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS*	XBRL INSTANCE DOCUMENT

EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2011	Crexendo, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

August 9, 2011	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson
Chief Financial Officer