Form 10-Q
period 2011-09-30
Crexendo, Inc.
filed 2011-11-07
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

———————

Crexendo, Inc.
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

The number of shares outstanding of the registrant’s common stock as of November 4, 2011 was 10,523,078.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$9,008	$14,207
Restricted cash	1,088	1,088
Trade receivables, net of allowance for doubtful accounts of $6,540
as of September 30, 2011 and $10,464 as of December 31, 2010	11,481	12,122
Inventories	421	1,067
Income tax receivable	656	1,239
Deferred income tax assets, net	-	949
Prepaid expenses and other	819	1,376
Total Current Assets	23,473	32,048

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $4,880
as of September 30, 2011 and $7,957 as of December 31, 2010	7,867	9,442
Property and equipment, net	3,446	3,139
Deferred income tax assets, net	376	5,024
Intangible assets	97	987
Goodwill	265	265
Other long-term assets	254	239
Total Assets	$36,278	$51,644

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$886	$3,328
Accrued expenses and other	2,191	3,361
Dividend payable	211	214
Deferred income tax liability	376	-
Deferred revenue, current portion	11,433	13,757
Total Current Liabilities	15,097	20,660

Deferred revenue, net of current portion	7,905	9,523
Other long-term liabilities	410	1,341
Total Liabilities	23,412	31,524

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,523,078 shares outstanding as of September 30, 2011 and 10,664,878 shares outstanding
as of December 31, 2010	11	11
Additional paid-in capital	48,916	49,481
Accumulated deficit	(36,061)	(29,372)
Total Stockholders' Equity	12,866	20,120

Total Liabilities and Stockholders' Equity	$36,278	$51,644

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$10,242	$14,284	$42,306	$48,826
Operating expenses:
Cost of revenue	2,057	4,707	16,037	15,032
Selling and marketing	806	7,232	19,645	25,019
General and administrative	3,276	3,295	9,368	10,395
Research and development	807	957	2,550	2,210
Total operating expenses	6,946	16,191	47,600	52,656

Income (Loss) from operations	3,296	(1,907)	(5,294)	(3,830)

Other income (expense):
Interest income	1,306	1,137	3,775	3,571
Interest expense	-	(1)	(2)	(3)
Other income (expense), net	(56)	316	(89)	182
Total other income, net	1,250	1,452	3,684	3,750

Income (loss) before income tax provision	4,546	(455)	(1,610)	(80)

Income tax benefit (provision)	(39)	376	(5,079)	175

Net income (loss)	$4,507	$(79)	$(6,689)	$95

Net income (loss) per common share:
Basic	$0.43	$(0.01)	$(0.63)	$0.01
Diluted	$0.42	$(0.01)	$(0.63)	$0.01

Dividends per common share:	$0.02	$0.02	$0.06	$0.06

Weighted average common shares outstanding:
Basic	10,589,132	11,383,464	10,623,341	11,403,148
Diluted	10,611,254	11,383,464	10,623,341	11,422,471

See accompanying notes

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2011
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	10,664,878	$11	$49,481	$(29,372)	$20,120
Expense for stock options granted to employees			686		686
Stock issued under stock award plans	20,993		68		68
Dividends declared			(637)		(637)
Repurchase of common stock	(162,793)		(682)		(682)
Net loss				(6,689)	(6,689)
Balance, September 30, 2011	10,523,078	$11	$48,916	$(36,061)	$12,866

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,689)	$95
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Depreciation and amortization	1,000	1,030
Impairment of inventory, intangible assets, and lease cancellation	1,169	-
Loss on Subsidiary	56	-
Expense for stock options issued to employees	686	855
Tax benefit upon issuance of common stock	-	(3)
Deferred income tax provision (benefit)	5,973	(709)
Changes in assets and liabilities net of effects from acquisition:
Trade receivables	2,216	2,900
Inventories	419	(720)
Income tax receivable	583	(519)
Prepaid expenses and other	557	505
Other long-term assets	(15)	51
Accounts payable, accrued expenses and other	(4,171)	(1,575)
Income taxes payable	-	5
Deferred revenue	(3,942)	(3,383)
Other long-term liabilities	(931)	842
Net cash used for operating activities	(3,089)	(626)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(764)	(2,356)
Acquisition of company	-	(250)
Proceeds from sale of property held for sale	-	210
Investment in subsidiary	(56)	-
Net cash used for investing activities	(820)	(2,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	68	13
Repurchase of common stock	(682)	(323)
Payments made on contingent consideration	(36)	(61)
Dividend payments	(640)	(686)
Net cash used for financing activities	(1,290)	(1,057)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,199)	(4,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,207	21,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,008	$17,470

Supplemental disclosure of cash flow information:
Cash paid (received) during the period:
Interest	-	1
Income taxes	(530)	190

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$211	$228
Purchase of property and equipment included in accounts payable	313	82
Acquisition of company with stock	-	117
Contingent consideration related to acquisition	-	128

See accompanying notes.

CREXENDO, INC.  AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)   Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to the condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly-owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides e-commerce software, website development, web hosting, search engine optimization, link building and hosted telecom services that include integration of e-mail, fax, and phone with e-commerce for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.

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

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of Crexendo, Inc. and its wholly-owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  We have included all adjustments, consisting only of normal recurring items, which we consider necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Results of the three and nine months ended September 30, 2011 does not necessarily indicate the results we expect for the period ending December 31, 2011, or any other period. In view of our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  See Note 7 regarding changes to the business. With the announcement of the suspensions of our direct mail seminar sales channel in our StoresOnline division, we will be shifting our focus to our Crexendo Web Services and Crexendo Network Services divisions.  We plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect the Company’s ability to achieve its business objectives.

Company Name Change - In May 2011, our shareholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” On May 18, 2011.

Seasonality - Our StoresOnline revenue has historically been subject to seasonal fluctuations as responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.  As a result of the restructuring announced on July 5, 2011 (see Notes 5, 6, and 7) that resulted in the suspension of our seminar sales model, which included Preview Training Sessions and Internet Training Workshops, we believe that seasonality will have less of an impact going forward.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to our consolidated financial statements set forth in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2010.  Other than the policy changes discussed below, there have been no significant changes to our accounting policies since December 31, 2010.

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (Note 8).  For all other revenue arrangements we continue to follow accounting guidance as set forth in prior periods.

On January 1, 2011, we adopted new guidance which modified prior guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this authoritative guidance did not have a material impact on our financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted - In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. We do not anticipate material impacts on our financial statements upon adoption.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. We do not anticipate material impacts on our financial statements upon adoption.

Other Comprehensive Income (Loss) – Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 did not reflect any components of other comprehensive income (loss) other than net income (loss).

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three and nine month periods ended September 30, 2011 or 2010.

(2)   Dividends

During the three and nine months ended September 30, 2011 and 2010, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2011)
September 28, 2011	$0.02	October 10, 2011	$211,000	October 14, 2011
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011
(Fiscal year 2010)
September 28, 2010	$0.02	October 7, 2010	$228,000	October 14, 2010
June 22, 2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010

(3)   Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and nine month periods ended September 30, 2011 was the same as basic net loss per common share because the common share equivalents were anti-dilutive for those periods. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) (in thousands)	$4,507	$(79)	$(6,689)	$95

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,598,516	11,402,341	10,635,797	11,429,702
Weighted-average restricted shares held in escrow	(9,384)	(18,877)	(12,456)	(26,554)
Weighted-average basic shares outstanding	10,589,132	11,383,464	10,623,341	11,403,148
Dilutive employee stock options	22,122	-	-	19,323
Diluted shares outstanding	10,611,254	11,383,464	10,623,341	11,422,471
Net income (loss) per common share:
Basic	$0.43	$(0.01)	$(0.63)	$0.01
Diluted	$0.42	$(0.01)	$(0.63)	$0.01

Weighted-average anti-dilutive common share equivalents not included in the calculation of diluted net income per common share totaled 1,420,817 and 717,460 for the three months ended September 30, 2011 and 2010, respectively, and 787,062 and 1,160,533 for the nine months ended September 30, 2011 and 2010, respectively.

(4)   Trade Receivables

Currently we operate with one class of financing receivable.  As of September 30, 2011, accounts that are in the 91 days and over category have been written off.  Historically, these amounts were shown on the aging but were fully reserved for.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet for the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Current	$22,997	$30,029
1 - 30 days	3,122	3,416
31 - 60 days	2,701	2,291
61 - 90 days	1,948	1,533
91 days and over	-	2,716
Gross trade receivables	30,768	39,985
Less allowance for doubtful accounts	(11,420)	(18,421)
Trade receivables, net	$19,348	$21,564

Current trade receivables, net	$11,481	$12,122
Long-term trade receivables, net	7,867	9,442
Trade receivables, net	$19,348	$21,564

(5)   Inventory Write-down

In accordance with applicable accounting guidance we regularly evaluate whether inventory is stated at the lower of cost or market.  As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division (see Note 7), we concluded that the market value for certain inventory items associated with the sale of products and services through the seminar sales channel was less than their cost.  As such, $227,000 of inventory was written-off in a prior quarter and included in cost of sales for the nine months ended September 30, 2011.

(6)   Intangible Asset Impairment and Write-off of Prepaid Costs

In accordance with applicable accounting guidance, we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011.  Based upon that assessment, we determined that the implied value of the name lists was zero as we no longer had plans of utilizing the name lists in the StoresOnline division and no future cash flow was likely to result from the name lists.  The assessment resulted in the recognition of impairment charges of $660,000 included in sales and marketing in the statement of operations related to the name lists during the nine months ended September 30, 2011.

Additionally, prior to the decision to suspend seminar sales in our StoresOnline division, we had purchased direct-response advertising to be used in future periods during the nine months ended September 30, 2011.  In accordance with applicable accounting guidance, costs associated with direct-response advertising were historically deferred and amortized over the estimated benefit period.  As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, $73,000 was charged to sales and marketing expense in the statement of operations for the nine months ended September 30, 2011.  As of September 30, 2011 we had no direct-response advertising related to future workshops as prepaid expenses.  As of December 31, 2010, we recorded $609,000 of direct-response advertising expense related to future workshops as prepaid expenses.  Prior to the decision to suspend seminar sales in our StoresOnline division, amounts recorded as prepaid advertising costs were amortized over the estimated benefit period, typically three months.

(7)   Restructuring

On July 5, 2011, we announced the suspension of the sale of products and services through the seminar sales channel for our StoresOnline division.  We will continue to sell our StoresOnline products and services through our inside sales and online channels. Following this announcement, we reduced our full-time workforce by approximately 30% as a result of a restructuring plan.  We also reduced the number of our StoresOnline part-time and temporary workers.  The reduction in workforce is consistent with the reduction in the employees supporting the seminar sales channel.  During the three and nine months ended September 30, 2011, we recorded a $209,000 impairment charge related to the abandonment of office space under an operating lease. As discussed in Notes 5 and 6, we also incurred asset write-downs and impairment charges totaling $960,000 for the nine months ended September 30, 2011.

(8)   Revenue

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

The impact of our adoption of this new accounting guidance on a prospective basis was to defer revenue to future periods and the impact on our condensed consolidated financial statements was as follows (in thousands):

Statement of Operations	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Increase (Decrease) in revenue	$1,008,000	$(218,000)
Increase (Decrease) in net income (loss)	$1,008,000	$(218,000)

Balance Sheet
Increase in current deferred revenue as of September 30, 2011	$218,000

The increase in the deferral of revenue was primarily because the fair value of the bundle is less than the selling amount, resulting in and implied premium on our StoresOnline bundled arrangements. There was no impact relating to the three and nine months ended September 30, 2010, as we adopted the new guidance on a prospective basis.

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

Multiple-element arrangements related to the StoresOnline division which we entered into or materially modified as of January 1, 2011 and thereafter consist primarily of three deliverables, software access fees, website programming services, and educational trainings related to building and marketing a website.  Each of our deliverables is accounted for as a separate unit of accounting.  Subscription and hosting fees, which do not provide the customer with the right to take possession of the software supporting our Software-as-a-Service (“SaaS”) model are recognized ratably over the period of service, typically in monthly, quarterly, or yearly increments.  Website programming fees are recognized upon completion of the service, or 90 days after purchase whichever is sooner.  Educational trainings are recognized upon delivery which typically happens at the time of sale.

(9)   Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2011 was 1% and 315%, respectively, which resulted in a provision for income taxes of $39,000 and $5,079,000, respectively.  The increased tax rate for the nine months ended September 30, 2011 was a result of placing a full valuation allowance on net deferred tax assets during the second quarter of 2011.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of September 30, 2011; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of September 30, 2011 and December 31, 2010 was $6,366,000 and $837,000, respectively.

Our effective tax rate for the three months ended September 30, 2010 was 83% which resulted in a benefit for income taxes of $376,000.  Our effective tax rate for the nine months ended September 30, 2010 was 219% which resulted in a benefit for income taxes of $175,000.  Our tax rate for the three and nine months ended September 30, 2010 was favorable as a result of the reversal of an uncertain tax liability due to a favorable conclusion of an audit in a foreign jurisdiction.

(10)   Fair Value Measurements

The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair value measurement at reporting date
Description	As of September 30, 2011	Level 1	Level 2	Level 3
Contingent consideration	$10	-	-	$10

		Fair value measurement at reporting date
Description	As of December 31, 2010	Level 1	Level 2	Level 3
Contingent consideration	$46	-	-	$46

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition Contingent Consideration
Balances as of December 31, 2010	$46
Purchases, sales and settlements, net	(36)
Transfers in and/or (out) of Level 3	—
Balances as of September 30, 2011	$10

During the nine months ended September 30, 2011, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy.

We had financial instruments as of September 30, 2011 and December 31, 2010 for which the fair value is summarized below (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$9,008	$9,008	$14,207	$14,207
Restricted cash	1,088	1,088	1,088	1,088
Trade receivables	19,348	18,846	21,564	21,120
Certificate of deposit	500	500	500	500

The fair value of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments.  The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates.

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

Regarding non-recurring fair values, we evaluated the fair value of certain intangible assets and inventory as discussed in Notes 5 and 6, and determined that they had a fair value of zero.

(11)    Commitments and Contingencies

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

As of September 30, 2011 and December 31, 2010 we recorded liabilities of $136,000 and $50,000, respectively, for estimated losses resulting from various legal proceedings in which we were engaged. Attorneys’ fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

 (12)   Restricted Cash

We classified $1,088,000 as restricted cash as of September 30, 2011 and December 31, 2010, to reflect the compensating balance requirement for our purchasing card, ACH, and foreign currency agreements.  Restricted cash consists of funds held in an account as collateral for the issuer of our corporate credit card, ACH and foreign currency. All changes in restricted cash presented in the cash flow statements is presented in the operating section as the restricted cash was received directly from customers and was immediately restricted from use in our operations.

(13)    Segment Information

Our management has chosen to organize our Company around differences in products and services.  In the fiscal year ended June 30, 2009, we introduced two new segments into the market: Crexendo Web Services and Crexendo Network Services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web sites, SEO/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services launched a limited product release in certain markets during the quarter ended March 31, 2011 and markets to the data and telecommunications industry.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. The costs that are identifiable are allocated to the segments that benefit from those costs so that one segment is not solely burdened by the cost of a mutually beneficial activity. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. These cost allocations were not material in any period presented.  Certain other corporate-level activity is not allocated to our segments, including costs of option expense, support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development that is not specifically identifiable to a business segment, and depreciation.

Segment revenue and operating income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
StoresOnline	$9,542	$13,969	$40,559	$47,904
Crexendo Web Services	648	315	1,677	922
Crexendo Network Services	52	-	70	-
Consolidated revenue	$10,242	$14,284	$42,306	$48,826

Operating Income (Loss):
StoresOnline	$6,692	$1,205	$4,732	$4,910
Crexendo Web Services	(537)	(435)	(1,806)	(1,263)
Crexendo Network Services	(521)	(435)	(1,496)	(982)
Unallocated corporate items	(2,338)	(2,242)	(6,724)	(6,495)
Total operating income (loss)	$3,296	$(1,907)	$(5,294)	$(3,830)
Other Income, net:
StoresOnline	$1,241	$1,452	$3,675	$3,750
Unallocated	$9	$-	$9	$-
Total other income	$1,250	$1,452	$3,684	$3,750
Income (Loss) Before Income Tax Provision:
StoresOnline	$7,933	$2,657	$8,407	$8,660
Crexendo Web Services	(537)	(435)	(1,806)	(1,263)
Crexendo Network Services	(521)	(435)	(1,496)	(982)
Unallocated corporate items	(2,329)	(2,242)	(6,715)	(6,495)
Income (loss) before income tax provision	$4,546	$(455)	$(1,610)	$(80)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results will differ, and may differ significantly, from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2010 Form 10-K and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In addition to web services, we offer a SaaS–based cloud communications service for the SoHo to medium sized business market.  Our scalable, highly-reliable hosted communications service provides our customers all of the business features typically found in on-premise PBX systems, but without the capital equipment expense.  We offer our customers a choice of communication devices that include two models of desktop business phones, VoIP line converters and mobile phone applications. Our business focused feature set includes 800 service, internet faxing, auto attendant, automatic call distribution (ACD), unified messaging, voice mail, conferencing, E911, follow-me/find-me, mobile desktop and a full featured, self-service user portal.

Our cloud communications service has been proven in customer environments of all sizes from one or two phone installations to multi-location installations totaling many hundreds of phones.  While this wide range of customer sizes brings with it a wide range of business communications requirements, we have been very successful satisfying our customer’s needs with our current offering.

As a cloud communications provider, we rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (“SIP”)-based VoIP network that rides on top of the Internet. This platform enables a user to access and utilize services and features via a single “identity” regardless of how the user is connected to the Internet. As a result, with one identity, either a number or user name, customers have access to our voice services, messaging features, and personal profile information, regardless of location, device, or method of accessing the Internet.

RESTRUCTURING AND OTHER CHARGES

In July 2011, we initiated plans to restructure and improve efficiencies in our operations as a result of the continued lack of profitability and other challenges in our seminar sales channel for our StoresOnline division.  Restructurings began in the third quarter of 2011 in an effort to better position our Company for long-term growth, profitability, greater competitiveness and improved efficiency across our business.  Actions taken in connection with our restructuring plan include the suspension of our direct mail marketing campaigns and sales of our products and services through our StoresOnline seminar channel, refinement of our product portfolio focused towards recurring subscription-based products and services, and redeployment of our sales and marketing resources in an effort to increase our direct sales, inside sales, and online sales channels.

Through these initiatives we expect to incur aggregate pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $1,169,000 during the twelve months ending December 31, 2011.  Of this estimate, $960,000 was recorded for inventory write-downs, unused direct-response advertising, and intangible asset impairment charges for the three and nine months ended September 30, 2011. The remaining amount relates to the cancellation of a lease agreement.

SOURCES OF REVENUE

We derive our revenue by selling a variety of services to entrepreneurs and small and medium-sized businesses, including software licenses, web design, SEO, paid search management, hosting, link building, and commissions from third parties.  Leads have historically been generated primarily through direct mail marketing campaigns, online advertising campaigns, and strategic partnerships.

LICENSE REVENUE

We have historically derived the majority of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through EPTAs.  As a result of the restructuring plan we initiated in July 2011, we will no longer generate revenue from cash collected on the sale of our content management and web building software licenses at workshop events.  We believe we will, however, continue to generate revenue from principal collected on our EPTA contracts for the next two to three years at a decreasing rate over that time period.

PROFESSIONAL SERVICES REVENUE

            We generate professional services revenue primarily from website design and development, SEO services, link building, paid search management services, and conversion rate optimization services.  These services are typically billed on a fixed-price basis or on a monthly recurring basis with an initial term of six to twelve months.

SUBSCRIPTION AND HOSTING REVENUE

 We derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services, software access fees from our SaaS offering, and subscription fees for our voice and messaging services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 12 months.

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

COMMISSION REVENUE

We generate commissions from contracted unaffiliated companies who telemarket complementary products and services to our customer base.  These commissions are typically paid as a percentage of revenue generated by these unaffiliated companies on products and services sold to our customer base.  As the lead source for the commission revenue has been our direct mail seminars, which we discontinued in July 2011, we do not anticipate generating significant commission revenue in the future.

Economic Factors

The tight credit markets in place over the past three years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our StoresOnline products and services through the seminar sales channel.  The high unemployment rate has had a negative impact on our StoresOnline customer base and has continued to result in high default rates on our accounts receivable.  While we have seen our collection rates stabilize and improve slightly over the past four quarters, our default rate remains high.  We anticipate that we will recognize revenue if we are able to collect cash on our accounts receivable portfolio.  An improvement in our collection rates will result in additional future revenue, while a deterioration in our collection rates will decrease future revenue.

Opportunities

Technological and product innovation is the foundation of our long-term growth strategy, and we intend to increase our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. We have organized Crexendo Web Services and Crexendo Network Services around our primary business objectives which are to help entrepreneurs and small and medium businesses increase the effectiveness and visibility of their online presence, as well as decreasing their infrastructure and communications costs. Crexendo Web Services offers a wide range of services, including content management, SaaS, SEO services, search engine management services, website and logo design services and conversion rate optimization services.  Crexendo Network Services offers a suite of high-quality voice and messaging services over broadband networks.

We believe our long-term focus on investing in products and developing new and alternative sales channels is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus continues to be executing in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence, business efficacy, and accountability across our Company.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$10,242	$14,284	$42,306	$48,826
Income (loss) before income taxes	4,546	(455)	(1,610)	(80)
Income tax benefit (provision)	(39)	376	(5,079)	175
Net income (loss)	4,507	(79)	(6,689)	95
Diluted net income (loss) per share	$0.42	$(0.01)	$(0.63)	$0.01

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Total net revenue was $10,242,000 in the three months ended September 30, 2011 compared with $14,284,000 in the corresponding period of 2010.  The decrease in revenue was the result of our decision to suspend our seminar sales channel in July 2011.  Although we did have a significant decrease in revenue from our preview and workshop events during the three months ended September 30, 2011, we did benefit from the recognition of $2,805,000 in deferred revenue during the three-month period.  We anticipate receiving a further smaller benefit from deferred revenue during the fourth quarter of 2011, after which we do not anticipate benefiting from deferred revenue run-off in the future.  We also benefited from principal collected on our accounts receivable balance, which decreased 4% from the prior year.  We anticipate receiving a benefit from principal collected on our accounts receivable balance at a reducing rate over the next two years.  Crexendo Web Services generated revenue of $648,000 during the three months ended September 30, 2011, compared with $315,000 in the corresponding period in 2010.  Crexendo Network Services generated revenue of $52,000 during the three months ended September 30, 2011, compared with no revenue in the corresponding period in 2010.

Income (Loss) Before Income Taxes

Income before income taxes was $4,546,000 million in the three months ended September 30, 2011, compared with a loss of $455,000 in the corresponding period of 2010. Total operating expenses decreased 57% to $6,946,000 for the three months ended September 30, 2011, compared to $16,191,000 in the corresponding period of 2010, primarily as a result of the decision to suspend the StoresOnline seminar sales channel along with its associated costs.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2011 and 2010 was 1% and 83%, respectively, which resulted in a provision for income taxes of $39,000 for the three months ended September 30, 2011 and an income tax benefit of $376,000 for the three months ended September 30, 2010.  During the three months ended June 30, 2011, we placed a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized; accordingly, we recorded a full valuation allowance in the three months ended June 30, 2011.  Subsequent to placing a full valuation allowance on our net deferred tax assets, adjustments impacting our tax rate have been and are expected to continue to be insignificant.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Total net revenue decreased 13% to $42,306,000 in the nine months ended September 30, 2011, compared with $48,826,000 in the corresponding period of 2010, primarily due to our decision to suspend our direct mail seminar sales channel.   Crexendo Web Services generated revenue of $1,677,000 during the nine months ended September 30, 2011, compared with $922,000 in the corresponding period in 2010.  Crexendo Network Services generated revenue of $70,000 during the nine months ended September 30, 2011, compared with no revenue in the corresponding period in 2010.

Loss Before Income Taxes

Loss before income taxes was $1,610,000 in the nine months ended September 30, 2011, compared with a loss of $80,000 in the corresponding period of 2010.  Total operating expenses decreased 10% to $47,600,000 for the nine months ended September 30, 2011, compared to $52,656,000 in the corresponding period of 2010, primarily as a result of our decision to suspend the direct mail seminar sales channel.  The cost reductions as a result of this decision were off-set by increased costs of revenue, increased selling and marketing costs, and recorded asset write-downs and impairment charges totaling $1,169,000 during 2011 prior to the decision to suspend the seminar channel (see Notes 5, 6, and 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q).

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 315% and 219%, respectively, which resulted in a provision for income taxes of $5,079,000 for the nine months ended September 30, 2011 and an income tax benefit of $175,000 for the nine months ended September 30, 2010.  The higher tax rate for the nine months ended September 30, 2011 was primarily the result of placing a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of September 30, 2011; accordingly, we recorded a full valuation allowance.

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

Operating Results of our StoresOnline Division (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
StoresOnline
Revenue	$9,542	$13,969	$40,559	$47,904
Operating expenses:
Cost of revenue	1,402	4,461	14,206	14,374
Selling and marketing	151	6,912	17,666	24,026
General and administrative	1,297	1,391	3,955	4,594
Operating income	$6,692	$1,205	$4,732	$4,910
Other income	1,241	1,452	3,675	3,750
Income before taxes	$7,933	$2,657	$8,407	$8,660

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Revenue from our StoresOnline division for the three months ended September 30, 2011 decreased 32% to $9,542,000, from $13,969,000 for the three months ended September 30, 2010.

Following our decision to suspend our direct mail seminar sales in July 2011, revenue from our StoresOnline division has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs.  Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased to $4,190,000 for the three months ended September 30, 2011, compared to $4,346,000 for the three months ended September 30, 2010.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected.  EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next two to three years.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of July 1, 2010	$20,481
Cash collected on Principal of EPTA Contracts	(4,346)
Deferred revenue added during period (net of writeoffs)	2,712
StoresOnline deferred revenue as of September 30, 2010	$18,847

StoresOnline deferred revenue as of July 1, 2011	$27,967
Cash collected on Principal of EPTA Contracts	(4,190)
Deferred revenue recognized during period (net of writeoffs)	(4,691)
StoresOnline deferred revenue as of September 30, 2011	$19,086

Cash sales of StoresOnline Software licenses (“SOS licenses”) and other products at our events as well as hosting revenue, and recognition of deferred revenue decreased to $4,566,000 in the three months ended September 30, 2011, compared to $7,395,000 in the three months ended September 30, 2010.  The decrease was primarily due to our decision to suspend the StoresOnline seminar sales in July 2011.  As a result of this decision, the revenue associated with cash sales of SOS licenses and other products at our events will not continue in the future.  Hosting revenue, which was approximately $940,000 of the $4,696,000 in revenue for the quarter, is expected to continue in the future.  The remaining $3,626,000 in revenue in the current quarter is primarily related to the recognition of deferred revenue as well as the last remaining sales from our seminar sales channel.  This revenue is not expected to be significant in the future.

Commissions from third parties decreased 65% to $786,000 for the three months ended September 30, 2011, from $2,228,000 for the three months ended September 30, 2010, due primarily to our decision to suspend our direct mail seminar sales channel.  As a result of this decision, we will no longer send leads to these third parties, as such, this revenue source is not expected to continue in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the three months ended September 30, 2011 decreased 69% to $1,402,000, from $4,461,000 for the three months ended September 30, 2010.   The decrease in the cost of revenue was primarily due to the suspension of direct mail seminar sales during the quarter.  The decrease in cost of revenue as a percentage of revenue to 15% for the three months ended September 31, 2011, from 32% for the comparable period of 2010 was primarily due to a much higher percentage of revenue in the current period related to principal collected on our EPTA, recognition of deferred revenue from previous sales, and recurring hosting revenue from our customer base, which have higher margins than the cost of conducting the Internet Training Workshops.  Approximately 89% of our revenue for the three months ended September 31, 2011 was the result of these higher-margin revenue sources, compared to 43% for the corresponding period of 2010.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the three months ended September 30, 2011 decreased 98% to $151,000, from $6,912,000 for the three months ended September 30, 2010.  The decrease was primarily related to our decision to suspend the direct mail seminar sales which have historically accounted for the majority of our sales and marketing efforts.  The decrease in selling and marketing expenses as a percentage of revenue to 1% in the current year from 49% in the previous year was primarily due to the suspension of our direct mail seminar sales, along with the associated marketing costs.  As a result of the suspension of our direct mail seminar sales, we eliminated the majority of our marketing costs, but retained a substantial portion of our revenue during the three months ended September 30, 2011 as a result of historical customer sales whether through principal collected on our EPTA contracts, recognition of deferred revenue from previous sales, or recurring hosting revenue from our customer base, which required no marketing expense to retain.

Trends in selling and marketing expenses will not always be consistent with the trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2011 decreased to $1,297,000 from $1,391,000 for the three months ended September 30, 2010.  The decrease was primarily due to decreases associated with our restructuring related to the suspension of our direct mail seminar sales channel.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the three months ended September 30, 2011 and 2010, other income was $1,241,000 and $1,452,000, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Revenue from our StoresOnline division for the nine months ended September 30, 2011 decreased 15% to $40,559,000, from $47,904,000 for the nine months ended September 30, 2010.

Revenue from our StoresOnline division is generated primarily through cash collected on the sale of StoresOnline products and services sold at events held throughout the year, as well as principal amounts collected on the sale of StoresOnline products and services sold through EPTAs.

Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from customers and not at the time of sale. Revenue related to cash collected under EPTA agreements decreased to $12,778,000 for the nine months ended September 30, 2011, compared to $13,880,000 for the nine months ended September 30, 2010.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected.  EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next two to three years.  The following table summarizes the activity within deferred revenue for the nine months ended September 30, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of January 1, 2010	$22,245
Cash collected on Principal of EPTA Contracts	(13,880)
Deferred revenue added during period (net of writeoffs)	10,482
StoresOnline deferred revenue as of September 30, 2010	$18,847

StoresOnline deferred revenue as of January 1, 2011	$23,229
Cash collected on Principal of EPTA Contracts	(12,778)
Deferred revenue added during period (net of writeoffs)	8,635
StoresOnline deferred revenue as of September 30, 2011	$19,086

Cash sales of SOS licenses and other products at our events, as well as hosting revenue, and recognition of deferred revenue, decreased to $23,109,000 in the nine months ended September 30, 2011, compared to $25,654,000 in the nine months ended September 30, 2010.  As a result of our restructuring plan, revenue associated with cash sales of SOS licenses and other products at our events will not continue in the future.  Hosting revenue, which was approximately $3,271,000 of the $23,109,000 in revenue for the nine months ended September 30, 2011, is expected to continue in the future.  The increase was primarily attributable to:

Commissions from third parties decreased 44% to $4,672,000 for the nine months ended September 30, 2011, from $8,370,000 for the nine months ended September 30, 2010, due primarily to a decrease in our unaffiliated partners’ sales rate during the first six months of the year and our decision to suspend the direct mail seminar sales channel in July 2011.  As a result of the decision, we do not expect to this revenue source to continue in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the nine months ended September 30, 2011 decreased 1% to $14,206,000, from $14,374,000 for the nine months ended September 30, 2010.   The increase in cost of revenue as a percentage of revenue to 35% for the nine months ended September 30, 2011 from 30% for the three months ended September 30, 2010 was primarily due to the write-down of inventory of $227,000 (see Note 5 in the condensed consolidated financial statements) and additional customer incentives given to attendees at our workshops that began in September 2010 and were designed to increase the attendance at our workshops during the first six months of 2011.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the nine months ended September 30, 2011 decreased 26% to $17,666,000, from $24,026,000 for the nine months ended September 30, 2010.  The decrease was primarily related to our decision to suspend our direct mail seminar sales channel along with the associated marketing costs.  As a result of suspending the sale of product and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of September 30, 2011 which resulted in the impairment charge of $660,000 related to purchased name lists used in our direct mail efforts (see Note 6 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q) as well as the write-off of prepaid advertising costs of $73,000.

Trends in selling and marketing expenses will not always be consistent with trends in revenue due to the fact that selling and marketing expenses are typically recognized when incurred, at the time of sale, but the related revenue is often deferred in accordance with the application of generally accepted accounting principles.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the nine months ended September 30, 2011 decreased to $3,955,000 from $4,594,000 for the nine months ended September 30, 2010.  The decrease was primarily due to the fact that our building rental expense decreased during the nine months ended September 30, 2011 compared to the corresponding period of 2010.  The decrease for rental expense was due to the reversal of an accrual for lease impairment on one of our properties as a result of reaching a favorable resolution which will allow us to vacate the property and reduce our liability.  This decrease was partially offset by a $209,000 impairment charge related to the abandonment office space under an operating lease (see Note 7 in the condensed consolidated financial statements).

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the nine months ended September 30, 2011 and 2010, other income was $3,675,000 and $3,750,000, respectively.

Operating Results of Crexendo Web Services (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Crexendo Web Services
Revenue	$648	$315	$1,677	$922
Operating Expenses:
Cost of revenue	432	202	1,279	517
Selling and marketing	638	301	1,927	926
General and administrative	115	247	277	742
Loss from operations	$(537)	$(435)	$(1,806)	$(1,263)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Crexendo Web Services revenue for the three months ended September 30, 2011 was $648,000, compared to $315,000 for the three months ended September 30, 2010.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.  As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of July 1, 2010 and 2011, and September 30, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of July 1, 2010	$557
Crexendo Web Services backlog as of September 30, 2010	$692

Crexendo Web Services backlog as of July 1, 2011	$1,196
Crexendo Web Services backlog as of September 30, 2011	$1,135

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended September 30, 2011 was $432,000, compared to $202,000 for the three months ended September 30, 2010.  The increase in cost of revenue for the three months ended September 30, 2011 was related to an increase in headcount as we continued to increase our fulfillment capacity in line with revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses were $638,000 and $301,000 for the three months ended September 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in direct sales representatives and increased marketing expenses.  Since June 30, 2010, we have hired eight additional direct sales representatives and now have a total of 18 in major U.S. markets.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $115,000 and $247,000 for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses for the three months ended September 30, 2010 were higher than the three months ended September 30, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Crexendo Web Services revenue for the nine months ended September 30, 2011 was $1,677,000, compared to $922,000 for the nine months ended September 30, 2010.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.  As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of January 1, 2010 and 2011, and September 30, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2010	$42
Crexendo Web Services backlog as of September 30, 2010	$692

Crexendo Web Services backlog as of January 1, 2011	$964
Crexendo Web Services backlog as of September 30, 2011	$1,135

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the nine months ended September 30, 2011 was $1,279,000, compared to $517,000 for the nine months ended September 30, 2010.  The increase in cost of revenue for the nine months ended September 30, 2011 was related to an increase in headcount as we continued to increase our fulfillment capacity in line with increases in revenue.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $1,927,000 and $926,000 for the nine months ended September 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in salespeople and increased marketing expenses.  Since June 30, 2010 we have hired eight additional direct sales representatives and now have a total of 18 direct sales representatives in major U.S. markets.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $277,000 and $742,000 for the nine months ended September 30, 2011 and 2010, respectively.  General and administrative expenses for the nine months ended September 30, 2010 were higher than the nine months ended September 30, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Operating Results of our Crexendo Network Services Division (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Crexendo Network Services
Revenue	$52		$70
Operating expenses:
Cost of revenue	214	-	479	-
Selling and marketing	4	-	26	-
General and administrative	75	71	197	363
Research and development	280	364	864	619
Loss from operations	$(521)	$(435)	$(1,496)	$(982)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

We began our phase one launch of Crexendo Network Services by selling products at our StoresOnline events during the three months ended March 31, 2011.  As part of our phase one offering, we provided a free trial period to our customers, with the first billings of $18,000 occurring in the three month period ended June 30, 2011.  Revenue attributable to Crexendo Network Services for the three months ended September 30, 2011 was $52,000.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support for our telecom services.  Cost of revenue for the three months ended September 30, 2011 was $214,000.  We began a limited product release in certain markets during the three months ended March 31, 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of production of marketing materials.  Selling and marketing expenses were $4,000 for the three months ended September 30, 2011.  We did not have any Selling and marketing expense in the three months ended September 30, 2010.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $75,000 and $71,000 for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses for the three months ended September 30, 2010 were higher than the three months ended September 30, 2011, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $280,000 and $364,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase was primarily attributable to an increase in our engineering head count as we continued to expand our product development and offerings to meet market demand.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

We began our phase one launch of Crexendo Network Services by selling products at our StoresOnline events during the three months ended March 31, 2011.    As part of our phase one offering, we provided a free trial period to our customers, with the first billings occurring in the three month period ended June 30, 2011, which were $18,000.  Revenue attributable to Crexendo Network Services for the nine months ended September 30, 2011 was $70,000.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support for our telecom services.  Cost of revenue for the nine months ended September 30, 2011 was $479,000.  We began a limited product release in certain markets during the three months ended March 31, 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of production of marketing materials.  Selling and marketing expenses were $26,000 for the nine months ended September 30, 2011.  We did not have any Selling and marketing expenses in the nine months ended September 30, 2010.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $197,000 and $363,000 for the nine months ended September 30, 2011 and 2010, respectively.  General and administrative expenses for the nine months ended September 30, 2010 were higher than the nine months ended September 30, 2011, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $864,000 and $619,000 for the nine months ended September 30, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in our engineering head count as we continued to expand our product development and offerings to meet market demand.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unallocated corporate items
Operating expenses
Cost of revenues	$9	$44	$73	$141
Selling and marketing	13	19	26	67
General and administrative	1,789	1,586	4,939	4,696
Research and development	527	593	1,686	1,591
Operating loss	$(2,338)	$(2,242)	$(6,724)	$(6,495)
Other Income	$9	$-	$9	$-
Loss before Taxes	$(2,329)	$(2,242)	$(6,715)	$(6,495)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $2,329,000 and $2,242,000 for the three months ended September 30, 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue consists of share-based compensation, which was $9,000 and $44,000 for the three months ended September 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consists of share-based compensation, which was $13,000 and $19,000 for the three months ended September 30, 2011 and 2010, respectively.

General and Administrative

Corporate, general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate, general and administrative expenses were $1,789,000 and $1,586,000 for the three months ended September 30, 2011 and 2010, respectively.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $527,000 and $593,000 for the three months ended September 30, 2011 and 2010, respectively. Research and development expenses for the three months ended September 30, 2010 were lower than the corresponding period of 2011, primarily due to the capitalization of certain engineering payroll costs related to internally-developed software.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $6,715,000 and $6,495,000 for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue consists of share-based compensation, which was $73,000 and $141,000 for the nine months ended September 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consists of share-based compensation, which was $26,000 and $67,000 for the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative

Corporate, general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate, general and administrative expenses were $4,939,000 and $4,696,000 for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $1,686,000 and $1,591,000 for the nine months ended September 30, 2011 and 2010, respectively. Research and development expenses for the nine months ended September 30, 2010 were lower than the corresponding period of 2011, primarily due to the capitalization of certain engineering payroll costs related to internally-developed software.

Liquidity and Capital Resources

Working Capital

As of September 30, 2011, we had working capital of $8,376,000, compared to $11,388,000 as of December 31, 2010. As of September 30, 2011, we had working capital, excluding deferred revenue, of $19,809,000, compared to $25,145,000 as of December 31, 2010. Deferred revenue balances primarily represent historical contract sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The decrease in working capital and working capital excluding deferred revenue is primarily attributable to our purchase of a building for our corporate headquarters, repurchase of shares of our common stock, dividends paid, and cash used for operations.

Cash and Cash Equivalents

As of September 30, 2011, we had $9,008,000 of cash and cash equivalents held primarily in operating accounts, compared to $14,207,000 as of December 31, 2010. During the nine months ended September 30, 2011, we used $3,089,000 in cash from operating activities.  During the nine months ended September 30, 2011, we used $820,000 in cash from investing activities. During the nine months ended September 30, 2011 we used cash of $1,290,000 in financing activities, primarily for the payment of dividends to stockholders and the repurchase of shares of common stock.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $19,348,000 as of September 30, 2011, compared to $21,564,000 as of December 31, 2010. Long-term trade receivables, net of allowance for doubtful accounts, were $7,867,000 as of September 30, 2011 compared to $9,442,000 as of December 31, 2010. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of September 30, 2011 totaled $886,000, compared to $3,328,000 as of December 31, 2010. Our accounts payable as of September 30, 2011 were generally within our vendors’ terms of payment.

Capital

As of September 30, 2011, total stockholders’ equity was $12,866,000, down from $20,120,000 at December 31, 2010. Our stockholders’ equity increased during the first nine months of 2011 due to increases in additional paid-in capital of $686,000 for options granted and $68,000 for stock issued under stock award plans.  These increases were offset by a net loss of $6,689,000, $637,000 in common stock dividends, and $682,000 in shares of our common stock that were re-purchased.  Substantially, all of the remaining change related to stock options exercised by employees.

During the nine months ended September 30, 2011 we declared and paid three cash dividends of $0.02 per common share on March 22, 2011, June 30, 2011, and September 28, 2011, respectively.  The dividend declared on March 22, 2011 was paid on April 7, 2011 to stockholders of record as of March 31, 2011.  The dividend declared on June 30, 2011 was paid on July 18, 2011 to stockholders of record as of July 11, 2011. The dividend declared on September 28, 2011 was paid on October 14, 2011 to stockholders of record as of October 10, 2011.   As we experienced a net loss for the nine months ended September 30, 2011, the dividend payout ratio, representing dividends per share divided by basic and diluted income per share, is not a meaningful measure.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Guidance – On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance, on a prospective basis, had a material impact on our financial statements (see Note 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q).

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

Recent Accounting Guidance Not Yet Adopted – In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. We do not anticipate material impacts on our financial statements upon adoption.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. We do not anticipate material impacts on our financial statements upon adoption.

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

•	our belief that we can continue our operations by periodic review and revision of our methods of doing business and by continuing our expansion into domestic and international markets;

•
our belief that a key component of our continued operations comes from a number of new, recently developed proprietary technologies and that these technologies and advances distinguish our services and products from our competitors and further help to substantially reduce our operating costs and expenses;

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the 2010 Form 10-K. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 10 of notes to condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, there were no material changes from the legal proceedings previously disclosed in on the 2010 Form 10-K. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 10 of notes to condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are a large number of risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2010 Form 10-K. Listed below are the material changes to our risk factors that we previously disclosed in the 2010 Form 10-K.

We are changing our business model and investing in our Crexendo Web Services and Crexendo Network Services divisions.

With the announcement of the suspensions of our direct mail seminar sales channel in our StoresOnline division, we will be shifting our focus to our Crexendo Web Services and Crexendo Network Services divisions.  We plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing.  No assurance can be given that additional financing would be available, which would affect our ability to continue as a going concern. If a “going concern” opinion were issued, our ability to continue as a going concern would be dependent upon our ability to generate additional revenue profitably, obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, or other actions. A “going concern opinion”, if issued, may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

Lack of sufficient Shareholder Equity or continued losses from operations could subject us to fail to comply with the listing requirements of NYSE Amex, if that occurred the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on New York Stock Exchange Amex LLC, or NYSE Amex.  Since we previously reported shareholders’ equity of $8.8 million dollars as of June 30, 2011 and we have had annual losses from continuing operations in two out of our last three fiscal periods with the possibility of continued losses, it is possible we may not remain in compliance with the minimum condition of NYSE Amex’s continued listing standards under Section 1003(a) (1) of NYSE Amex’s Company Guide (the “Company Guide”).  We have not received a formal written notification of non-compliance.  In the event of a formal written notification, we believe we would be allowed to respond and attempt to take action to regain compliance with the minimum listing standards. However, in the event we are not able to meet the requirements necessary for continued listing on the NYSE Amex, including those related to minimum shareholder equity requirements, our stock could be subject to delisting from NYSE Amex.  Delisting from the NYSE Amex could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.  The NYSE Amex could also, in its discretion, discontinue listing our Compnay’s common stock pursuant to various other factors, including if our independent registered public accountants’ opinion on our financial statements contained a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current financial obligations or to adequately finance our operations.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	-	-	-	$42,400,926
August 1, 2011 - August 31, 2011	143,000	4.15	143,000	$41,807,476
September 1, 2011 - September 30, 2011	-	-	-	$41,807,476
Total	143,000	$4.15	143,000	$41,807,476

(a)
Our share purchase program was originally announced on September 5, 2006.  On September 4, 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012.  During the three months ended September 30, 2011, 143,000 shares were purchased in open-market transactions at an average share price of $4.15.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
EX-101.INS*	XBRL INSTNACE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSIONS SCHEMA
EX-101.CAL*	XBRL TAXONOMY EXTENSIONS CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSIONS DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSIONS LABEL LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSIONS PRESENTATION LINKBASE

___________________
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

Crexendo, Inc.

November 7, 2011	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 7, 2011	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer