Form 10-K
period 2011-12-31
Crexendo, Inc.
filed 2012-03-08
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011:

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

———————

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

———————

Delaware	001-32277	87-0591719
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1615 South 52nd Street, Tempe, AZ 85281
 (Address of Principal Executive Office) (Zip Code)

(602) 714-8500
 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange – Amex Securities

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
———————
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $31,418,000.

The number of shares of the registrant’s common stock outstanding as of March 7, 2012 was 10,529,534.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the registrant in connection with its 2011 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Throughout this Annual Report, we refer to Crexendo, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in this Annual Report, “StoresOnline™” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

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

OVERVIEW

We provide a variety of cloud-based infrastructure services to all sizes of businesses. Our services include high-quality voice and messaging services over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions that enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our web services are designed to help increase the predictability of success for online businesses.

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

OUR STRATEGY

We have historically sold our content management and website building tool as a perpetual software license.  During 2011, we transitioned from selling a perpetual software license to a Software as a Service (“SaaS”) model.  This transition provides the foundation for our strategy on a go forward basis.  Key elements of our strategy include:

Expanding Our Distribution Channels.  To sell our web and hosted telecom products and services cost effectively, we must expand our distribution channels.  We have historically sold our web services through a direct mail seminar channel, which relied on direct mail marketing campaigns to attract attendees.  In July 2011, we announced we would suspend the sale of our products and services through our direct mail seminar format.  In connection with this announcement, we began to accelerate plans to expand our distribution channels through direct sales, online marketing , affiliate programs, white-label programs, strategic marketing and partnerships.  We anticipate these expanded distribution channels will provide multiple revenue streams from customers across a broader spectrum.

Continuing to Target the Entrepreneur and Small and Medium-Sized Business Market Segment.  We believe the entrepreneur and small and medium-sized business market segment offers us the best opportunity for future growth, but we are capable of handling all sizes of business.  We believe this is a largely underserved market with significant needs for comprehensive, affordable, and scalable solutions for their web and telecom service requirements.  Our services are designed to be scalable to meet the needs of these businesses that often times do not have the time, resources, or technical skills to fulfill themselves.

Strengthening Customer Retention.  We are dedicated to enhancing customer retention and building lasting relationships with our customers.  We believe a critical element in strengthening customer retention is continuous improvement to our content management and web-building tools, including improvements to our user interface to create a more intuitive and interactive experience.  We believe staying ahead of the technology curve is a critical element to our customer retention.  We are constantly updating and expanding our product and service offerings to meet the needs of our customer base in this dynamic marketplace.

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

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of cloud-based products and services that nearly eliminate the cost of a businesses’ technology infrastructure and enable businesses of any size to more efficiently run their business.  By providing a variety of comprehensive and scalable solutions, we are able to provide these solutions on a monthly basis to businesses and individuals, regardless of where their business is in the business lifecycle.  Our Business Solution products and services can be categorized in the following offerings:

Website Design and Development

Using our proprietary software and processes we design and develop websites with “conversion” in mind.  The term conversion means different things to different websites.  To a lead-generation website, it means getting prospects to submit their contact information so the sales team can contact them.  For an e-commerce website, conversion means getting an online customer to complete an order.

Our website design packages range from a semi-custom template based design package to a completely custom design package.  We incorporate analytics into every website we build.  Proper analytics allow identification of weak spots in the conversion process.  Once weak spots are identified, the site can be adjusted to smooth out the process and help turn more prospects into customers.

Once the site is complete, we provide tutorials and tools to allow customers to make changes to their sites as often as necessary without having to pay additional programming fees.  Alternatively, customers can elect to have us manage the changes to their websites for an additional fee.

Search Engine Optimization (SEO)

There are two general aspects to Search Engine Optimization (“SEO”).  First, the tactical level, that includes conditioning a website and/or its pages to be relevant and search-engine friendly.  Second, we help businesses strategically select keywords and keyword phrases.  The popularity of a site plays a role in what keyword phrases a business can compete on versus what keyword phrases might be “out of their league”.  We focus on the strategic selection of keywords and prioritize keywords that have healthy search volumes and high ‘win’ capability.  Our experience coupled with our software allow us to strategically select the best choices for keyword phrases to target which provide the highest probability of getting high search engine positions and draws maximum traffic to the website.  Our SEO packages include a keyword interview, strategic keyword research, baseline ranking report, search engine optimization plan, and comparison ranking report.

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

An effective link building effort is labor intensive, with no real shortcuts.  We use a broad based approach for link building that follows search engine webmaster guidelines.  We use strategies that include, but aren’t limited to:  Web 2.0 sites, social media and social bookmarking sites, vertical portals, local directories, live directories, and others.

Conversion Rate Optimization (CRO)

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

Conversion Rate Optimization (“CRO”) is the process of making a website better at moving visitors toward conversion.  Because the Internet is constantly changing, conversion rate best practices are dynamic.  We constantly monitor the latest Internet developments in order to know how best to optimize a given website for conversion.

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

Paid Search Management

We offer paid search management services, such as management of Google® AdWords™, Yahoo and Microsoft Advertising adCenter™ accounts for our customers.

Modern paid search networks are incredibly sophisticated and require a tremendous amount of experience and expertise to avoid the many potential pitfalls of paid search.  We assist customers by taking a conservative approach to paid search management. By using a combination of proprietary automation tools, split test dedicated landing pages, as well as the practiced eye of an expert monitoring our customer accounts on a daily basis, we are able to consistently raise conversion rates and lower the cost of pay-per-click (PPC) acquisition.

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

Cloud Telephone Service Plans

The Crexendo Cloud Telephone Service Suite is a professional business communication service for business, which operates with a user’s high speed internet connection.  Crexendo’s Cloud Telephone Service offering includes hardware and software solutions for networked desktop telephone systems, Crexendo Mobile Services and Crexendo Cloud Fax Services.  We currently offer the following plans and equipment:

The Crexendo Cloud Telephone Service is a desktop phone offer that includes unlimited local and long distance calling in the US/Canada using VoIP technology. Porting of a local number and an audio conferencing bridge account with up to 10-parties are included in the monthly service. The user account includes a web user interface for management of voicemail, email and inbound fax. Features include 3-way calling, find me/follow me, and interactive voice response for customized greetings and routing. Toll-free service and local number services may be added for an additional monthly cost.

Crexendo Mobile for iPhone and Android is an add-on service that allows business users a solution for taking their business communication on the go.

Small Business Plans

Crexendo 800 Plan –is an inbound 800 communication service which includes a virtual office web user interface for managing your 800 phone numbers, incoming emails, inbound fax, and voice messages. The plan includes an 800 number,  free local fax number, and inbound fax service.

Crexendo Cloud Telephone Service Plan–is an executive business communication service for business which operates with a business’ broadband internet connection. Crexendo’s Cloud Telephone Service Plan is designed for businesses going to a virtual office or adding knowledge-based/teleworkers.

Crexendo Cloud Telephone Service  Plan includes:

●	Crexendo - business desktop internet phone;
●	Unlimited Calling - local and long distance calling in the US/Canada;
●	Number Transfer - free porting of a local number;
●	Web Interface - manage voicemail, email and inbound fax;
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

Crexendo Cloud Fax Plan –is a professional business fax communication service for small business which operates with a business’ broadband internet connection. The Adaptor unit supports the connection of fax machines for outbound fax, plus up to one additional device which could be another fax machine, a home phone, or cordless/wireless phone.

Crexendo Cloud Fax Plan includes:

●	1000, 2500, and Unlimited Minutes options for Fax/Calling - limited local and long distance faxing/calling in the US/Canada;
●	Number transfer - free porting of a local number;
●	Conferencing/Audio Bridge Combo - audio conferencing bridge account for up to ten-parties;
●	Web Interface - manage inbound faxes, voicemail, and e-mails from a single web screen assigned to each account; and
●	Extras - toll-free, extra minutes, and local number services may be added for an additional cost.

Crexendo Cloud Mobile Plan – this plan offers a complimentary mobile app service for taking your small business communications on the go.  The iPhone and Android apps work with your wireless data plan and can be an add-on to your desktop cloud telephone service, providing direct access to your extension from your mobile app.

Crexendo Communication Equipment

Crexendo Internet Phone – the Crexendo phone is a professional six-line business desktop phone for making calls. The Crexendo phone includes menu, do-not-disturb, hold, three-way conference, directory, message waiting, headset transition, transfer, redial and volume controls. Add a pc connection to share internet resources, plus, ten speed dial/programmable keys. Menu prompts users for one touch connections, history, directory, do-not-disturb, status, features like call forward, call waiting, direct dial keys, hotline, anonymous call, auto redial, intercom, call completion, password set, contacts, blacklist, and corporate contacts.

Crexendo Digital Telephone Adaptor – this is a digital telephone adaptor (“DTA”)that provides connectivity for fax machines, home phones, and cordless/wireless phones.

Crexendo Mobile – software application for iPhone and Android.  This software app allows users to access their extension and receive calls and other Crexendo Telephone Service features remotely.

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

We have historically sold our StoresOnline products and services through a direct mail seminar format utilizing direct response marketing campaigns.  In July 2011, we suspended the sale of our products and services through the direct mail seminar format.  Following the suspension the direct mail seminar format, our primary marketing channel for our StoresOnline segment has been through in-house telemarketing using a variety of lead sources including our existing customer base, online marketing channels, and direct prospecting.

Crexendo Web Services

Crexendo Web Services segment serves small and medium-sized businesses seeking to enhance their presence on the Internet.  Specifically, Crexendo Web Services serves a market segment looking for a “Do-It-For-Me” option to increase traffic and conversion on their sites.  The primary products and services for Crexendo Web Services include custom website design and development, search engine optimization services, conversion rate optimization services, link building services, and paid search management.

Crexendo Web Services sells its products and services through a direct sales channel, online channels, white label relationships, and through strategic marketing partnerships.  The initial step in the sales approach typically starts with an in-depth analysis of the potential customer’s website using Crexendo Web Services’ proprietary tools and software for analyzing search demand, identification of keywords, keyword density, and effective pay-per-click strategies. Utilizing these tools allows our search engine optimization professionals to efficiently develop a long-term web-marketing strategy focused on generating qualified leads and traffic to our customers’ websites.

Crexendo Network Services

Crexendo Network Services is focused on developing, marketing, and selling telecommunication and data services. We are currently developing and deploying broadband digital phone service utilizing standard Session Initiation Protocol (“SIP”) equipment and services.

Our telecom offering enables our customers to add digital voice services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service and use Crexendo supplied IP phones or DTAs to make and receive calls to/from the Public Switched Telephone Network and other Crexendo endpoints.

We have developed a suite of business services that offer feature-rich communications services to small and medium-sized businesses, eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with our service is to replace private branch exchange, or “PBX”, telephone systems in the small business marketplace with a hosted, Internet-based business phone service solution. Our service can completely replace a company's PBX infrastructure by delivering all telecom services over a managed Internet connection.

These services are offered through our direct sales and strategic marketing relationships.

Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue :
StoresOnline	$45,599	$64,471
Crexendo Web Services	2,315	1,322
Crexendo Network Services	110	-
Consolidated	$48,024	$65,793

	Year Ended December 31,
	2011	2010
Income (loss) before income tax provision
StoresOnline	$12,179	$10,465
Crexendo Web Services	(2,548)	(1,827)
Crexendo Network Services	(2,065)	(1,429)
Unallocated corporate items	(8,744)	(8,827)
Loss before income tax provision	$(1,178)	$(1,618)

Seasonality

We have historically experienced seasonal fluctuations in our StoresOnline segment as responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the first few weeks of January.   As we are no longer selling through Preview and Training Workshops, and Internet Training Workshops, we expect that the seasonality we have historically experienced will stabilize as we continue our transition to a recurring revenue model.

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

●
designs that are customized based on the customers’ choices and arrangements. Customers can modify the look and feel of the design to complement their services or products. In addition, design modification and arrangement are executed within a streamlined, point-and-click environment;

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

●
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

RESEARCH AND DEVELOPMENT

We invested $3,262,000 and $3,090,000 for the years ended December 31, 2011 and 2010, respectively, in the research and development of our technologies. The majority of these expenditures were for our hosted telecom product, search engine optimization tools, content management and web building tools.

COMPETITION

Our markets are increasingly competitive. Our competitors include application service providers, software vendors, systems integrators, direct providers, and information technology consulting services providers.

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

Expected technology advances associated with the Cloud, increasing use of the Cloud, and new software products are welcome advancements that we believe will broaden the Cloud’s viability. We anticipate that we can compete successfully by relying on our infrastructure, marketing strategies and techniques, systems and procedures, and by adding additional products and services in the future. We believe we can continue the operation of our business by periodic review and revision to our product offerings and marketing approach.

INTELLECTUAL PROPERTY

Our success depends in part on using and protecting our proprietary technology and other intellectual property. Furthermore, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon trade secrets and the know-how and expertise of our key employees. To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements. Although we believe we have taken appropriate steps to protect our intellectual property rights, including requiring employees and third parties who are granted access to our intellectual property to enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to ours.

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

EMPLOYEES

As of February 29, 2012, we had 162 employees; 148 full time and 14 part time, including 5 executives, 33 in sales, 22 in the development of our cloud services solutions and IT, 29 in SEO fulfillment, 42 in customer support, and 31 in finance, legal and business development, collections, purchasing and other general administration.

CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware.  In July 2002, we changed our corporate name to “iMergent, Inc.”. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to entrepreneurs and small businesses who are seeking to take advantage of the benefits of conducting business on the cloud.

We are headquartered at 1615 South 52nd Street, Tempe, AZ, 85281, and our telephone number is (602) 714-8500. Our website is www.crexendo.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange and Commission (“SEC”).

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

We are also subject to an increasing number of laws and regulations directly applicable to telecom, internet access and commerce. The adoption of any such additional laws or regulations may decrease the rate of growth of the Internet, which could in turn decrease the demand for our products and services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial position or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In particular, one channel we use to initially contact our customers is e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Changes in laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or  state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the SEC, IRS, FTC and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

From time to time we are and have been the subject of governmental inquiries and investigations into our business practices that could require us to change our sales and marketing practices or pay damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, we receive inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.  Although historically, the vast majority of these inquiries related to seminar sales, which we have discontinued, there is still the potentiality of review of past sales, and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations. We are also subject to various claims and legal proceedings covering matters which arise in the ordinary course of business. We believe the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

We have been targeted by certain companies that contact our customers and misrepresent an affiliate relationship, or solicit our customers to pay for services in seeking a refund.

Some of our customers have been contacted by unrelated parties that claim to have a relationship with us. Those unrelated parties attempt to sell our customers certain products. They often misrepresent that they have an affiliate relationship with us.  In some cases the products sold by these companies are not as advertised and we have received complaints from customers. In certain instances the sale of products from non-affiliated third parties impacts our ability to have affiliated companies market to our customers. In addition, we have been targeted by marketing companies that call our customers and solicit them to use “refund kits”, or use other means to receive a refund. We believe customers who use these kits and services are often encouraged to contact regulators and misrepresent our quality of service and their transactions with us.

From time to time we are and have been the subject of customer complaints and lawsuits relating to our business practices which could require us to pay damages or fines, and could negatively impact our financial results.

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

As competition with our Web Services and VoIP (Voice over Internet Protocol) services continues to expand, we may be required to respond to additional competition which could require us to lower prices and engage in price competition. If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

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

We are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web site.

We have been subject to claims by purchasers that our software is “defective” and difficult to use. Our software is a SaaS model (software as a service) and is hosted remotely on our servers. We utilize “cloud computing,” which means that our software is hosted remotely, and as such cannot be selectively defective, but repeated claims of defective software could have a negative effect on our ability to defend of claims against defective software and to prospectively sell our products. We have also been subject to various claims that our software is difficult to use. We contend our software is interactive, and can be used properly by our customers. However, the claims of it being difficult to use are investigated by various regulatory agencies, and the persistence of such claims by regulatory agencies, in the news media, and on the Internet, may have a substantial negative impact on our ability to transact business.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.

     Our VoIP telecommunication product competes with other VoIP providers. In addition it also competes with traditional telephone service providers which provide telephone service based on the public switched telephone network. Some of these traditional service providers also provide internet service to their customers. Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP services to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

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

Our ability to provide quality and reliable telephony service is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Our VoIP service (and to a lesser extend our e-commerce services)  requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls (our E-911 service), using our service. We outsource several of our network functions to third-party providers. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure of any of these third party service providers to properly maintain services may be subject to factors including but not limited to the following: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and  loss of reputation.

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

We also maintain an agreement with an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the PSAP in the area of the customer’s registered location and terminating E-911 calls. We also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their Crexendo service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services

Interruptions in service from these vendors could also cause failures in our customers’ access to E-911 services and expose us to liability.

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

 Our VoIP product competes against established alternative voice communication providers, (such as Skype™ or Magic Jack).  While we believe the technology we employ provides substantially better quality, changes in technology could allow these alternative providers to deliver comparable quality at a substantially lower price. In addition as we continue providing VoIP services, we are likely to face competition from emerging competitors focused on newer, less costly technology.  In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.

             If we fail to adapt to changes in the market then our products and services could become obsolete.

The market for our products and services is constantly and rapidly evolving. There is substantial competition for our e-commerce services and our VoIP telephony product.  As competitors introduce new and enhanced products and services, we may not be able to develop or acquire new products and services that compete effectively. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. Any technical flaws in products we release could have a negative effect on customer adoption and our reputation.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Web Services and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

●	our ability to attract and retain customers;

●	negative publicity about our industry, events, or products;

●	seasonal fluctuations in our business;

●	fluctuations in collections of our extended payment term agreements;

●	intense competition;

●	changes in pricing policies;

●	regulatory actions and legal proceedings;

●	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

●	our ability to timely and effectively upgrade and develop our systems and infrastructure;

●	changes to our business model resulting from regulatory requirements;

●	our ability to control certain costs;

●	our ability to attract, train and retain skilled management, as well as sales, strategic, technical and creative professionals;

●	the availability of working capital and the amount and timing of costs relating to our expansion; and

●	general economic conditions and economic conditions specific to Internet technology usage and e-commerce.

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

As of December 31, 2011, we had net operating loss (“NOL”) carryforwards of approximately $7,708,000. Section 382 of the Internal Revenue Code, as amended (the “Code”)imposes limitations on a corporation’s ability to utilize its NOL carryforwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carryforwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carryforwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our President and  Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Legal Officer, VP of Engineering Services, VP of Sales, as well as certain engineers. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel as we continue to execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

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

 We are building a network infrastructure in Phoenix, AZ. We maintain a network infrastructure in Arizona and Utah. At current, we do not have multiple site capacity if any catastrophic event occurs, although we expect to attain redundancy sometime after the center in Arizona is operational. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment.

The market for our products and services is evolving and our position in that market is uncertain.

The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of such products and services are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance.

We may not have the resources to compete with other companies within our industry.

Many of our direct competitors offer a range of products and services comparable to those offered by us. These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, longer relationships with customers and significantly greater financial, technical, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

The rates we pay to underlying telecommunications carriers are subject to change and may impact our operations.

Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Changes in our underlying rates may change rates we charge our customers which could impact our sales and retention of customers as well as make us less competitive.

Evolving regulation of the Internet, including the use of e-mail as a marketing tool, may harm our business.

As e-commerce and VoIP continue to evolve, they are subject to increasing regulation by federal and state, agencies. Areas subject to regulation include, but may not be limited to, the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with some of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial position.

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

There are low barriers to entry into the e-commerce services and VoIP telecom markets and, as a result, we face significant competition in a rapidly evolving industry.

We currently do not have patented technology, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business. In addition, the costs to develop and provide e-commerce and VoIP services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer e-commerce services providing significant technological, creative, performance, price or other advantages over the services that we offer.

Future sales of our common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 7, 2012, we had outstanding 10,907,008 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. As of February 27, 2012, we had outstanding options to purchase 1,279,585 shares of our common stock. In addition, in the event future financings should be in the form of, convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our business could be materially and adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions may cause businesses and entrepreneurs to curtail or eliminate spending for our products and services. An adverse change in economic conditions may adversely affect our business.

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

We sell our products primarily through direct sales, and we must expand the number sales personal to increase revenue substantially. If we are unable to hire or retain qualified sales personal or if new sales personal fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales personal may require a long period of time to become productive. The time required in achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

Our stock price could decline further because of the activities of short sellers.

Our stock has historically attracted significant interest from short sellers. The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

Our stock price and operations may be affected by potential stock manipulation.

We believe certain parties had historically acted in a manner to attempt to denigrate our business for personal profit. We believe certain parties may have engaged in actions intended to cause harm to our Company, and certain parties have made efforts to decrease the market price of our common stock.  While the risk of such activities should be diminished without ongoing seminar sales, to the extent such parties engage in any such actions or take any other actions to interfere with our existing and/or prospective business relationships with regulators, vendors, media, partners, customers, lenders, or others, our business, prospects, financial condition and results of operations may suffer, and the price of our common stock may trade at prices below those that might prevail in the absence of any such efforts.

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on operating results and financial condition.

A number of very large, well-capitalized, high profile companies serve the e-commerce VoIP and technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers, and our revenue and profitability would suffer. These potential competitors could likely offer a broad array of products and services that would compete favorably with our product offerings. They could also likely offer these products at prices that would be difficult for us to match.

Our ability to continue to pay cash dividends may be affected by our operating results and other conditions.

 In December 2008, the Board of Directors decreased our quarterly cash dividend to $0.02 from $0.11 per common share. The Board of Directors regularly reviews cash reserves, current operations and other factors which impact our ability to continue to pay dividends. The ability to do so will depend upon our results of operations, financial condition, cash requirements, as well as other factors. Also, there can be no assurance that we will continue to pay cash dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Our business and results of operations are affected by general economic conditions.

Our operating results are affected by general economic conditions, including inflation, recession, employment and other factors. The economic environment may cause reduced demand for our products and widespread national and international concern over instability in the economy may result in customers reducing their expenses or declining to expand their businesses..

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

 Our sales strategy for Crexendo products continues to develop. We intend to continue to develop our direct sales force,. We intend to develop affiliates (companies providing lead generation) to assist in selling our products. If we do not establish, develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

Our success in developing Crexendo Web Services and our VoIP telephony is dependent in part upon our ability to establish a robust sales channel. We depend heavily on our direct sales channel. We are also reviewing potential affiliate channels who will provide lead generation to our sales force cost effectively.  Our primary focus is in developing our in house sales channel.  Accordingly, our ability to sell our products and services and generate significant revenue depends on the success of our sales force.

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

We outsource the manufacturing of certain products we sell and products we provide. We submit purchase orders to agents or the companies that manufacture the products. We describe, among other things, the type and quantities of products or components to be supplied or manufactured and the delivery date and other terms applicable to the products or components. Our suppliers or manufacturers potentially may not accept any purchase order that we submit. Our reliance on outside parties involves a number of potential risks, including: (i) the absence of adequate capacity, (ii) the unavailability of, or interruptions in access to, production or manufacturing processes, (iii) reduced control over delivery schedules, (iv) errors in the product, and (v) claims of third party intellectual infringement or defective merchandise.  If delays, problems or defects were to occur, it could adversely affect our business, cause claims for damages to be filed against us, and negatively impact our consolidated operations and cash flows.

If the market for our new products does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

We market our Crexendo Web Services and Network Services. The market for these products is still evolving, and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance. If potential customers do not perceive the benefits of our product lines, sales may not develop or may develop more slowly than we expect, either of which would adversely affect our operations. Because the market for new product development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control.

Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns approximately 40% of the outstanding shares of our common stock based on the number of shares outstanding as of February 27, 2012. As a result, Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers.

 We depend on these companies to provide uninterrupted and error-free service. Some of these providers are also our competitors. We do not have control over these providers. We may be subject to interruptions or delays in network service.  If we fail to maintain reliable bandwidth or performance that could significantly reduce customer demand for our services and damage our business.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of NYSE Amex, if that occurred the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on New York Stock Exchange Amex LLC, or NYSE Amex.  We have stockholders’ equity of $13.3 million dollars as of December 31, 2011 and we have had annual losses from continuing operations in two out of our last three fiscal periods with the possibility of continued losses, it is possible we may not remain in compliance with the minimum condition of NYSE Amex’s continued listing standards under Section 1003(a) (1) of NYSE Amex’s Company Guide (the “Company Guide”).  We have not received a formal written notification of non-compliance.  In the event of a formal written notification, we believe we would be allowed to respond and attempt to take action to regain compliance with the minimum listing standards. However, in the event we are not able to meet the requirements necessary for continued listing on the NYSE Amex, including those related to minimum stockholder equity requirements, our stock could be subject to delisting from NYSE Amex.  Delisting from the NYSE Amex could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.  The NYSE Amex could also, in its discretion, discontinue listing our Company’s common stock pursuant to various other factors, including if our independent registered public accountants’ opinion on our financial statements contained a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current financial obligations or to adequately finance our operations.

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

Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona and approximately 68,000 square feet of office space we lease from unaffiliated third parties. Our corporate office and Crexendo Network Services division are located at 1615 South 52nd Street, Tempe, Arizona 85281, our StoresOnline, Inc. and Crexendo Web Services office is located at 1303 North Research Way, Orem, Utah 84097. The lease for our StoresOnline, Inc. and Crexendo Web Services office terminates on September 30, 2013. During the year ended December 31, 2011, we recorded a $209,000 impairment charge related to the abandonment of office space under an operating lease related to the Orem, UT location (See Note 5). We are actively trying to sublease this unutilized office space. The annual rent expense for all of our office space is estimated to be approximately $1,272,000 for the year ending December 31, 2012. We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

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

We have recorded liabilities of approximately $381,000 and $50,000 as of December 31, 2011 and 2010, respectively, for estimated losses resulting from various legal proceedings against our Company. Attorney’s fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in the notes to our consolidated financial statements set forth in Item 8 of this Annual Report.

We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the NYSE - Amex on August 16, 2004 under the symbol “IIG.” The following table sets forth the range of high and low sales prices as reported on the NYSE – Amex for the periods indicated. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” On May 18, 2011.

	High	Low
Year Ended December 31, 2011
October to December 2011	$3.13	$2.40
July to September 2011	5.02	2.65
April to June 2011	7.52	4.30
January to March 2011	7.00	4.30
Year Ended December 31, 2010
October to December 2010	$5.25	$4.22
July to September 2010	5.00	3.16
April to June 2010	7.00	3.25
January to March 2010	7.35	5.18

SECURITY HOLDERS

There were 257 holders of record of our shares of common stock as of March 7, 2012. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by our Board of Directors for the year ended December 31, 2011and 2010:

Declaration Date	Dividend	Record Date	Total Amount	Payment Date
Year Ended December 31, 2011
December 21, 2011	$0.02	December 31, 2011	$211,000	January 6, 2011
September 28, 2011	$0.02	October 10, 2011	$211,000	October 14, 2011
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011

Year Ended December 31, 2010
December 20, 2010	$0.02	December 30, 2010	$214,000	January 7, 2011
September 28, 2010	$0.02	October 7, 2010	$228,000	October 14, 2010
June 22, 2010	$0.02	June 29, 2010	$229,000	July 7, 2010
March 29, 2010	$0.02	April 5, 2010	$229,000	April 12, 2010

There are no contractual restrictions on dividends declared for the year ended December 31, 2011 and 2010.

ISSUER PURCHASES OF EQUITY SEQURITIES

None

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.	SELECTED FINANCIAL DATA

In November 2009, the Board of Directors approved a change of our fiscal year from a June 30 fiscal year end to a December 31 fiscal year end. The consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2011, and 2010 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.  The consolidated statement of operations data for the six months ended December 31, 2009, the fiscal years ended June 30, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2009, June 30, 2009, June 30, 2008, and June 30, 2007 are derived from audited consolidated financial statements not included in this Annual Report.  In order to provide a meaningful comparison with our current calendar years 2011 and 2010 results and the six month transition period ended December 31, 2009, the selected financial data below includes the consolidated statement of operations data for the year ended December 31, 2009 and six months ended December 31, 2008, which are derived from our unaudited consolidated financial statements not included in this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto, set forth in Item 8 of this Annual Report, as well as the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report.

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2011	2010	2009	2009	2008	2009	2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$48,024	$65,793	$76,007	$35,716	$54,120	$94,411	$128,048

Net income (loss)	$(6,230)	$(2,310)	$11,418	$1,331	$(17,628)	$(7,542)	$3,142

Net income (loss) per common share:
Basic	$(0.59)	$(0.20)	$1.00	$0.12	$(1.55)	$(0.66)	$0.27
Diluted	$(0.59)	$(0.20)	$1.00	$0.12	$(1.55)	$(0.66)	$0.26

Dividends per common share	$0.08	$0.08	$0.08	$0.04	$0.13	$0.17	$0.44

Weighted average common shares outstanding:
Basic	10,596	11,357	11,381	11,402	11,351	11,371	11,676
Diluted	10,596	11,357	11,423	11,485	11,351	11,371	11,858

	As of December 31,			As of June 30,
	2011	2010	2009	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,658	$14,207	$21,549	$20,474	$26,184	$36,859
Working capital	8,381	11,388	17,604	16,337	20,558	35,755
Total assets	33,060	51,644	56,442	67,354	86,614	96,710
Deferred revenue	15,411	23,280	22,274	33,863	43,191	42,455
Debt and collateralized borrowings	—	—	—	115	179	—
Capital lease obligations	—	—	—	—	—	—
Stockholders’ equity	13,347	20,120	25,982	24,400	32,475	44,408

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide a variety of cloud-based infrastructure services to entrepreneurs and small and medium-sized businesses. Our services include high-quality voice and messaging services over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions that enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our web services are designed to help increase the predictability of success for online businesses.

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

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (“SIP”) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Crexendo voice, messaging, features, and personal profile information regardless of location, device, or how they access the Internet.

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

Through these initiatives we incurred aggregate pre-tax restructuring charges and pre-tax transition expenses of approximately $1,259,000 during the twelve months ending December 31, 2011.  Of this, $1,050,000 was recorded for inventory write-downs, unused direct-response advertising, and intangible asset impairment charges for the twelve months  ended December 31, 2011. The remaining amount relates to the cancellation of a lease agreement.

SOURCES OF REVENUE

We derive our revenue from sales of a variety of services to entrepreneurs, small and medium-sized businesses, including website builder software subscriptions, web design, SEO, paid search management, hosting, link building, hosted telecom subscriptions, and commissions from third parties.  Leads are generated primarily through direct mail marketing campaigns, online advertising campaigns, and strategic partnerships.

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

PROFESSIONAL SERVICES REVENUE

We generate professional services revenue primarily from website design and development, search engine optimization services, link building, paid search management services, conversion rate optimization services, and telecom installation services.  These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months.

SUBSCRIPTION AND HOSTING REVENUE

We generate revenue from monthly SaaS subscription fees on our website builder platform as well as monthly subscription fees on our hosted telecom offering.  We also derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 12 months.

PRODUCT REVENUE

 We generate product revenue from the sale of telephone equipment, as well as DVD training courses covering a host of online marketing topics, including affiliate marketing, Amazon® and eBay® training, comparison shopping engines, competitive reconnaissance, conversion rate optimization, keyword research, link building, localization and regionalization, paid search campaigns, permission marketing, search engine optimization, social media marketing, and Google® Analytics.  These products are typically billed on a fixed price basis.  These DVD training courses, which have historically been sold through our direct mail seminar channel, are now available for sale through our inside sales channel.

COMMISSION REVENUE

We generate commissions from contracted third-party companies who telemarket complementary products and services to our customer base.  This commission is typically paid as a percentage of revenue generated by these third-party companies on products and services sold to our customer base.  As the lead source for the commission revenue has been our direct mail seminar events, which we discontinued in July 2011, we do not anticipate we will generate significant commission revenue in the future.

Economic Factors

The tight credit markets in place over the past several years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our products and services through the seminar sales channel.  The high unemployment rate has had a negative impact on our StoresOnline customer base and has continued to result in high default rates on our accounts receivable.  While we have seen our collection rates stabilize and improve slightly over the past several quarters, our default rate remains high.  As we recognize revenue when the cash is collected on our accounts receivable portfolio, an improvement in our collection rates will result in additional future revenue, while deterioration in our collection rate will decrease future revenue.

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

Cash sales of software licenses, telecom equipment, and DVD training courses, are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, which typically occurs three days after the licenses are delivered or when the Internet training workshop takes place, whichever occurs later.

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

We enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services.  For these arrangements, we determine whether the delivered item(s) has value to the customer on a stand-alone basis, and in the event the arrangement includes a general right of return relative to the delivered item(s), whether the delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.  If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by the allocation of arrangement consideration to the deliverables in the arrangement based on the relative selling prices. In determining our selling prices, we apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (“TPE”) if VSOE does not exist, and estimated selling price (“ESP”) if neither VSOE nor TPE is available.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for a deliverable when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rate. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality is difficult to obtain. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement.

Professional Services Revenue

Fees collected for professional services, including website design and development, search engine optimization services, link-building, paid search management services, and telecom installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed, based upon the fair value for such services. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

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

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January 2010 and were given 60-days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice in March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Allowance for Doubtful Accounts

Since 1999, we have offered to our customers the option to finance, through EPTAs, purchases made at the Internet training workshops through July 5, 2011 when this sales channel was suspended. We record the receivable and deferred revenue, along with an allowance for doubtful accounts, at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from the customers’ failure to make required payments. The allowances for doubtful accounts for EPTAs we retain are netted against the current and long-term trade receivable balances in our consolidated balance sheets. All allowance estimates are based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. If allowances prove inadequate, additional allowances would be required. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to allowances for doubtful accounts are made through deferred revenue and do not impact operating income or loss. Trade receivables are written-off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carryforwards, certain deferred revenue, accrued expenses and tax credit carryforwards. We may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
	2011	2010
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$48,024	$65,793
Loss before income taxes	(1,178)	(1,618)
Income tax provision	(5,052)	(692)
Net loss	(6,230)	(2,310)
Diluted net loss per share	$(0.59)	$(0.20)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Total net revenue decreased 27% in the year ended December 31, 2011 compared with the same period of 2010, primarily due to a 32% decrease in direct mail seminar cash sales due to the suspension of our direct mail seminars in July 2011, a 10% decrease in our principal collected on our accounts receivable balance, and a 53% decrease in commissions payable to us by third parties as a result of fewer leads generated from our StoresOnline division.  Crexendo Web Services generated revenue of $2,315,000 during the year ended December 31, 2011 an increase of 75% compared with $1,322,000 in the corresponding period in 2010.

Loss Before Income Taxes

Loss before income tax decreased $440,000, or 27%, in the year ended December 31, 2011 compared with the corresponding period of 2010. Revenue for the year ended December 31, 2011 decreased $17.8 million, or 27% as compared to same period of 2010. Total operating expenses decreased 26% to $53,915,000 for the year ended December 31, 2011, compared to $72,367,000 in the corresponding period of 2010.

Income Tax Provision

During the year ended December 31, 2011, we recorded an income tax provision of $5,052,000.  This compares to income tax provision of $692,000 for the year ended December 31, 2010.  Income taxes are based on the estimated effective federal, state and foreign income tax rates.  Although we had a pre-tax loss for the year ended December 31, 2011 of $1,178,000, we had provision for income taxes primarily as a result of placing a valuation allowance on all of our deferred tax assets during the year ended December 31, 2011. and an additional valuation allowance placed on our remaining foreign tax credits.  We had a provision for income taxes for the year ended December 31, 2010 primarily as a result of an uncertain tax liability due to the use of foreign tax credits.

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

Operating Results of our StoresOnline Division (in thousands)

	Year Ended December 31,
	2011	2010
StoresOnline
Revenue	$45,599	$64,471
Operating expenses:
Cost of revenue	15,147	20,876
Selling and marketing	17,932	31,433
General and administrative	5,030	6,653
Operating income	$7,490	$5,509
Other income	4,689	4,956
Income before tax provision	$12,179	$10,465

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenue for the year ended December 31, 2011 decreased 29% to $45,599,000 from $64,471,000 for the year ended December 31, 2010.

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

Revenue related to cash collected under EPTA agreements decreased to $16,190,000 for the year ended December 31, 2011, compared to $18,028,000 for the year ended December 31, 2010.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected.  EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next two to three years.  The following table summarizes the activity within deferred revenue for the years ended December 31, 2011 and 2010 (in thousands):

StoresOnline deferred revenue as of January 1, 2010	22,245
Cash collected on Principal of EPTA Contracts	(18,028)
Deferred revenue added during period (net of writeoffs)	19,012
StoresOnline deferred revenue as of December 31, 2010	$23,229
Cash collected on Principal of EPTA Contracts	(16,190)
Deferred revenue added during period (net of writeoffs)	8,157
StoresOnline deferred revenue as of December 31, 2011	$15,196

Cash sales of SOS licenses and other products at our events as well as hosting revenue decreased to $24,357,000 in the year ended December 31, 2011, compared to $35,794,000 in the year ended December 31, 2010.  The decrease was primarily attributable to the suspension of our direct mail seminar sales in July 2011 which resulted in a 48% decrease in number of events from the prior year and an approximate $13,224,000 decrease in cash sales as a result of fewer events.  Offsetting this decrease in cash sales at events was an increase of approximately $1,437,000 in revenue due to a reduction in our deferred revenue balance as we completed fulfillment of the products and services sold at these events, as well as a $990,000 decrease in sales returns from the previous year.

Commissions from third parties decreased 53% to $5,052,000 for the year ended December 31, 2011, from $10,649,000 for the year ended December 31, 2010.  As a result of the suspension of direct mail seminars, and commissions from third parties is not expected to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue for the year ended December 31, 2011 decreased 27% to $15,147,000, from $20,876,000 for the year ended December 31, 2010.  Cost of revenue as a percentage of revenue increased to 33% in the current year compared to 32% in prior year.  The increase in cost of revenue as a percentage of revenue was primarily due to the implementation of certain promotions beginning in September 2010 designed to increase the attendance at our workshops.  The impact of these promotions was an increase to 41% as a percentage of revenue through the first six months of 2011 compared to 29% through the first six months of 2010.  Following the suspension of direct mail seminars in July 2011, our cost of revenue as a percentage of revenue decreased to 16% for the last six months of 2011 compared to 36% for the last six months of 2010.  The significant reduction in cost of revenue as a percentage of revenue during the last six months of 2011 is primarily due to not incurring the costs of internet training workshops during that time period, but still receiving revenue from principal received on EPTA contracts, at a reduced cost of revenue percent.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses for the year ended December 31, 2011 decreased 43% to $17,932,000, from $31,433,000 for the year ended December 31, 2010.  Selling and marketing expense as a percentage of revenue decreased to 39% in the current year from 49% in prior year.  The decrease in total selling and marketing expenses as well as selling and marketing expense as a percentage of revenue are primarily due to the suspension of direct mail seminars in July 2011, which resulted in a more significant reduction in selling and marketing expenses than the reduction in revenue as a result of the continuation of revenue received on the collection of principal on EPTA contracts.  During the first six month of 2011, our selling and marketing expense as a percentage of revenue was 56% compared to 50% in the previous year.  During the last six months of 2011 the selling and marketing expense as a percentage of revenue decreased to 2% compared to 47% in the prior year.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the year ended December 31, 2011 decreased to $5,030,000 from $6,653,000 for the year ended December 31, 2010.  The decrease is primarily due to a reduction in rent, accounting fees, and servicing fees on our EPTA contracts.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the year ended December 31, 2011 and 2010, other income was $4,689,000 and $4,956,000, respectively.  This decrease is primarily due to a one-time sale of receivables that had previously been written off the books for $303,000 in the year ended December 31, 2010.

Operating Results of Crexendo Web Services (in thousands)

	Year Ended December 31,
	2011	2010
Crexendo Web Services
Revenue	$2,315	$1,322
Operating Expenses:
Cost of revenue	1,786	729
Selling and marketing	2,651	1,389
General and administrative	426	1,031
Operating loss	$(2,548)	$(1,827)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenue for the year ended December 31, 2011 was $2,315,000, compared to $1,322,000 in the year ended December 31, 2010.  The increase in revenue from the prior year is primarily due to an increase in direct sales reps, which increased from an average of 8 direct sales reps for the year ended December 31, 2010 to an average of 17 sales reps for the year ended December 31, 2011.  Revenue from Crexendo Web Services is generated primarily through on page and off page search engine optimization services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve month service contracts, as such; growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2011 and 2010, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of December 31, 2010	$964
Crexendo Web Services backlog as of December 31, 2011	$1,142

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the year ended December 31, 2011 was $1,786,000 compared to $729,000 for the year ended December 31, 2010.  The increase in salaries for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $2,651,000 and $1,389,000 for the year ended December 31, 2011 and 2010, respectively.  The large increase was primarily attributable to an increase in salespeople and other marketing activity.  During the twelve months ended December 31, 2011 we had an average of 17 direct sales reps compared to 8 in the twelve months ended December 31, 2010.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $426,000 and $1,031,000 for the year ended December 31, 2011 and 2010, respectively.   General and administrative expenses for the twelve months ended December 31, 2010 were higher than the twelve months ended December 31, 2011, primarily due to one-time startup costs that were incurred during the 2010 period.

Operating Results of our Crexendo Network Services Division (in thousands)

	Year Ended December 31,
	2011	2010
Crexendo Network Services
Revenue	$110	$-
Operating expenses:
Cost of revenue	711	-
Selling and marketing	89	-
General and administrative	300	462
Research and development	1,075	967
Loss from operations	$(2,065)	$(1,429)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenue for our Crexendo Network Services division was $110,000 for the year ended December 31, 2011 compared to no revenue for the year ended December 31, 2010.  We began selling our Crexendo Network Services products and services in a phased in approach in March 2011.  The $110,000 in revenue is primarily made up of monthly subscriptions for our telecom services.

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support.  Cost of revenue for the year ended December 31, 2011 was $711,000 compared to no cost of revenue for the year ended December 31, 2010.  Cost of revenue is primarily made up of telecom equipment costs as well as customer service costs.  During our initial roll-out of telecom the customer was provided with free equipment as part of signing up for a contract.

Selling and Marketing

Selling and marketing expenses consist primarily of production of marketing materials.  Selling and marketing expenses were $89,000 for the year ended December 31, 2011.  We did not have any Selling and marketing expense in the twelve months ended December 31, 2010.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $300,000 and $462,000 for the year ended December 31, 2011 and 2010, respectively.  General and administrative expenses for the year ended December 31, 2011 were lower than the year ended December 31, 2010, as one-time startup and legal costs were incurred during the 2010 period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products.  Research and development expenses were $1,075,000 and $967,000 for the year ended December 31, 2011 and 2010, respectively.  The increase was primarily attributable to an increase in our engineering head count as we continued to expand our product development and offerings to meet market demand.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Year Ended December 31,
	2011	2010
Unallocated corporate items
Operating expenses
Cost of revenues	$85	$169
Selling and marketing	37	84
General and administrative	6,459	6,451
Research and development	2,187	2,123
Operating loss	$(8,768)	$(8,827)
Other Income	24	-
Loss before Taxes	$(8,744)	$(8,827)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Unallocated corporate expenses, which are not allocated to specific segments, totaled $8,744,000 and $8,827,000 for the years ended December 31, 2011 and 2010, respectively.  Unallocated costs decreased for the year ended December 31, 2011 due, in part, to a decrease in salaries and share-based compensation expense from the prior year.

Cost of Revenue

Cost of revenue consists of share based compensation which was $85,000 and $169,000 for the years ended December 31, 2011 and 2010.  Decrease is the result of a decrease in share based compensation from the prior year.

Selling and Marketing

Selling and marketing expenses consist of share-based compensation which was $37,000 and $84,000 for the year ended December 31, 2011 and 2010, respectively.  Decrease is the result of a decrease in share based compensation from the prior year.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel which are not allocated to specific segments.  Corporate general and administrative expenses were $6,459,000 and $6,451,000 for the years ended December 31, 2011 and 2010, respectively.

Research and Development

Research and development expenses primarily consist of payroll and share-based compensation expenses, related to our engineering team whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $2,187,000 and $2,123,000 for the years ended December 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 We had working capital of $8,381,000 and $11,388,000 as of December 31, 2011 and 2010, respectively.  We had working capital, excluding deferred revenue, of $17,669,000 and $25,145,000 as of December 31, 2011 and 2010, respectively. Deferred revenue balances represent historical sales for which we cannot immediately recognize revenue. The costs and expenses we incur as these deferred revenue amounts are recognized as product and other revenues are expected to be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

We had cash and cash equivalents of $8,658,000 and $14,207,000 for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, we used cash flows from operating activities of $1,648,000 compared to generating cash for operating activities of $39,000 for the year ended December 31, 2010.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, totaled $15,517,000 and $21,564,000 as of December 31, 2011 and 2010, respectively. Long-term trade receivables, net of allowance for doubtful accounts, were $6,097,000 and $9,442,000 as of December 31, 2011 and 2010, respectively. We offer our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

We have sold some of our domestic trade receivables in the past. In the future, we may evaluate agreements with third-party financing companies for the sale of our international and domestic trade receivables.

Accounts Payable

Accounts payable totaled $1,153,000 and $3,328,000 as of December 31, 2011 and 2010, respectively. The aging of accounts payable as of December 31, 2011 and 2010 was generally within our vendors’ terms of payment.

Capital Requirements – Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011:

	Payments due by Period (1)
		Less than	1 to 4
	Total	1 year	years
	(in thousands)
Operating leases (2)	$2,547	$1,349	$1,198
Billing Software (3)	$255	$85	$170
	$2,802	$1,434	$1,368
_________
(1)	Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases and includes contracts that expire in various years through 2015. Payments due reflect cash to be paid for rent.

(3)
Represents our commitment associated with billing software which includes a contractual obligation for at least three years for a minimum expense of $85,000 per year depending on the volume of billing.

Capital

As of December 31, 2011, total stockholders’ equity was $13,347,000, down 34% from $20,120,000 as of December 31, 2010. The decrease for the year ended December 31, 2011 in total stockholders’ equity was attributable to net loss of $6,230,000, the purchase and retirement of $682,000 of our common stock, and for the declaration of $848,000 in dividends to common stockholders. The decrease in total stockholders’ equity was partially offset by the stock option compensation expense of $919,000.

Common Stock Repurchase Program

On September 5, 2006, our Board of Directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock. During the year ended December 31, 2011 and 2010, we repurchased $682,000 and $3,823,000 of our common stock, respectively. We intend to repurchase shares of our common stock from time to time over the next year but may suspend or discontinue purchasing the common stock at any time. The repurchased common stock was retired.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance - On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance had a material impact for the interim 2011 reporting periods but did not have a material impact on our financial statements for the year ended December 31, 2011.

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

Recent Accounting Guidance Not Yet Adopted - In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning January 1, 2012 and will not have a material impact on the financial statements upon adoption.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Crexendo, Inc. and Subsidiaries

Financial Statement Schedule

Crexendo, Inc. and Subsidiaries

The following consolidated financial statement schedule of Crexendo, Inc. and subsidiaries is filed as part of this Annual Report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

PAGE
Schedule II - Valuation and Qualifying Accounts	69

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crexendo, Inc.

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 8, 2012

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$8,658	$14,207
Restricted cash	1,965	1,088
Trade receivables, net of allowance for doubtful accounts of $3,512 as of December 31, 2011 and $10,464 as of December 31, 2010	9,420	12,122
Inventories	232	1,067
Income tax receivable	552	1,239
Deferred income tax assets, net	-	949
Prepaid expenses and other	725	1,376
Total current assets	21,552	32,048

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $1,949 as of December 31, 2011 and $7,957 as of December 31, 2010	6,097	9,442
Property and equipment, net	4,055	3,139
Deferred income tax assets, net	279	5,024
Intangible assets	79	987
Goodwill	265	265
Other long-term assets	233	239
Total Assets	$33,060	$51,644

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,153	$3,328
Accrued expenses and other	2,240	3,361
Dividend payable	211	214
Deferred income tax liability	279	-
Deferred revenue, current portion	9,288	13,757
Total current liabilities	13,171	20,660

Deferred revenue, net of current portion	6,123	9,523
Other long-term liabilities	419	1,341
Total liabilities	19,713	31,524

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,523,078
shares outstanding as of December 31, 2011 and 10,664,878 shares outstanding as of December 31, 2010	11	11
Additional paid-in capital	48,938	49,481
Accumulated deficit	(35,602)	(29,372)
Total stockholders' equity	13,347	20,120

Total Liabilities and Stockholders' Equity	$33,060	$51,644

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2011	2010
Revenue	$48,024	$65,793
Operating expenses:
Cost of revenue	17,729	21,774
Selling and marketing	20,709	32,906
General and administrative	12,215	14,597
Research and development	3,262	3,090
Total operating expenses	53,915	72,367

Loss from operations	(5,891)	(6,574)

Other income (expense):
Interest income	4,751	4,746
Interest expense	(2)	(4)
Other income (expense), net	(36)	214
Total other income, net	4,713	4,956

Loss before income tax provision	(1,178)	(1,618)

Income tax provision	(5,052)	(692)

Net loss	$(6,230)	$(2,310)

Net loss per common share:
Basic	$(0.59)	$(0.20)
Diluted	$(0.59)	$(0.20)

Dividends per common share	$0.08	$0.08

Weighted-average common shares outstanding:
Basic	10,596,231	11,357,434
Diluted	10,596,231	11,357,434

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and December 31, 2010
 (In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	11,446,320	$11	$53,033	$(27,062)	$25,982
Expense for stock options granted to employees			1,041		1,041
Stock issued under stock award plans (net of forfeitures) and related income tax benefit of $3	827		13		13
Restricted stock issued for acquisition	20,000		117		117
Dividends declared			(900)		(900)
Repurchase of common stock	(78,373)		(385)		(385)
Common stock acquired through tender offer	(723,896)		(3,438)		(3,438)
Net loss				(2,310)	(2,310)
Balance, December 31, 2010	10,664,878	11	49,481	(29,372)	20,120
Expense for stock options granted to employees			919		919
Stock issued under stock award plans	20,993		68		68
Dividends declared			(848)		(848)
Repurchase of common stock	(162,793)		(682)		(682)
Net loss				(6,230)	(6,230)
Balance, December 31, 2011	10,523,078	$11	$48,938	$(35,602)	$13,347

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,230)	$(2,310)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of inventory, intangible assets, prepaids and lease cancellation	1,259	0
Loss on Subsidiary	56	0
Depreciation and amortization	1,349	1,379
Expense for stock options issued to employees	919	1,041
Tax benefit upon issuance of common stock	-	(3)
Deferred income tax provision	5,082	334
Changes in assets and liabilities:
Trade receivables	6,047	(1,138)
Inventories	555	(824)
Income tax receivable	687	(852)
Prepaid expenses and other	541	1,402
Other long-term assets	6	63
Accounts payable, accrued expenses and other	(4,019)	(1,180)
Income taxes payable	-	(21)
Deferred revenue	(7,869)	1,006
Other long-term liabilities	(31)	1,142
Net cash provided by (used for) operating activities	(1,648)	39

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,463)	(2,534)
Acquisition of company (Note 3)	-	(250)
Increase in restricted cash	(877)	-
Investment in subsidiary	(56)	-
Proceeds from sale of property held for sale (Note 16)	-	210
Net cash used for investing activities	(2,396)	(2,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(682)	(385)
Common stock acquired through tender offer	-	(3,438)
Proceeds from exercise of options and related income tax benefit	68	13
Payments made on contingent consideration	(40)	(82)
Dividend payments	(851)	(915)
Net cash used for financing activities	(1,505)	(4,807)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,549)	(7,342)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	14,207	21,549

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$8,658	$14,207

See accompanying notes.

Continued

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$2	$4
Income taxes	(892)	70
Supplemental disclosure of non-cash investing and financing information:
Dividends declared and not paid	$211	$214
Purchase of property and equipment included in accounts payable	655	101
Acquisition of company with stock	-	117
Contingent consideration related to acquisition	-	46

In February 2010, Crexendo, Inc. entered into an asset purchase agreement with CastleWave, LLC (“CastleWave”) to purchase their assets for total consideration of $495,000 (Note 3).  The total consideration included a contingent consideration of approximately $128,000 based upon estimated future revenue generated through CastleWave’s sales channels, restricted stock of $117,000, and cash of $250,000.  The purchase price was allocated to a non-compete agreement for $60,000, technical know-how for $60,000, customer list for $98,000, other assets for $12,000, and goodwill for $265,000. See summary below (in thousands):

Fair value of assets aquired (including goodwill of $265,000)	$495
Cash paid	(250)
Stock issued	(117)
Estimated value of contingent consideration	(128)
Liabilities assumed	None

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries as “we,” “us,” or “our Company”. We are a hosted services company that provides ecommerce software, website development, web hosting, search engine optimization, link building and hosted telecom services that include integration of email, fax, and phone with ecommerce for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Basis of Presentation – For the years ended December 31, 2011 and 2010, we had a net loss of $6,230,000 and $2,310,000, respectively.  At December 31, 2011 and 2010, we had cash and cash equivalents of $8,658,000 and $14,207,000, respectively.  Additionally, our current assets exceeded our current liabilities at December 31, 2011 and 2010 by $8,381,000 and $11,388,000, respectively.  While continuing to maintain our service to existing customers, as a result of the suspension of direct mail seminar sales channel in our StoresOnline division, see Note 5, we will be shifting our focus to our Crexendo Web Services and Crexendo Network Services divisions.  We plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect the Company’s ability to achieve its business objectives.

Company Name Change - In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011.

Principles of Consolidation - The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., and Internet Training Group, Inc. All intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2011, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $8,388,000.

Restricted Cash – We classified $1,965,000 and $1,088,000 as restricted cash as of December 31, 2011 and 2010, respectively.  This cash is restricted due to acquiring a letter of credit and the compensating balance requirement of our merchant accounts, and purchasing card agreements.  As of December 31, 2011, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $1,885,000.

Trade Receivables – We have historically offered to our customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment (see Note 5 regarding the suspension of Internet Training Workshops in 2011). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

Allowance for Doubtful Accounts – For sales made through EPTA contracts, we record an allowance for doubtful accounts at the time the EPTA contract is perfected. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date; however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts related to our EPTA contracts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.  For sales made in our Crexendo web services and Crexendo network services segments, the allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $4,751,000 and $4,746,000 for the years ended December 31, 2011 and 2010, respectively.

Inventories - Inventories consist of products provided in conjunction with the Internet Training Workshops and the costs of telecom equipment and are stated at the lower of cost (first-in, first-out method) or market. In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.  As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division (see Note 5), we concluded that the market value for certain inventory items associated with the sale of products and services through the seminar sales channel was less than their cost.  As such, $280,000 of inventory was written-off and included in cost of sales for the twelve months ended December 31, 2011.

Certificate of Deposit - We hold a $500,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 16 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $1,101,000 and $942,000 for the years ended December 31, 2011 and 2010, respectively.  Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years
Building	20 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the year.

Goodwill - Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 1 for us) and between annual tests if indicators of potential impairment exists.

Intangible Assets - Our intangible assets consist primarily of purchased advertising lists and intangible assets acquired in the acquisition of CastleWave, which include a customer list, technical know-how, and a non-compete agreement (Note 3). The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. The advertising lists are amortized over six years on an accelerated basis. Amortization expense from the name lists is included in sales and marketing expense and totaled $175,000 and $371,000 for the years ended December 31, 2011 and 2010, respectively.  The remaining intangible assets, which were acquired in February 2010, are amortized over three years on a straight-line basis. Amortization expense from these acquired assets is included in general and administrative expense and totaled $73,000 and $66,000 for the years ended December 31, 2011 and 2010, respectively.  The remaining useful lives of these assets are 13 months as of December 31, 2011.

In accordance with applicable accounting guidance, we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division (see Note 5), we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011.  Based upon that assessment, we determined that the implied value of the name lists was zero as we no longer had plans of utilizing the name lists in the StoresOnline division and no future cash flow was likely to result from the name lists.  The assessment resulted in the recognition of an impairment charge of $660,000 included in sales and marketing in the statement of operations related to the name lists during the year ended December 31, 2011.

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

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include inventory valuation and obsolescence, intangible assets, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuation of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  Specifics to revenue category are as follows:

Cash sales of software licenses, telecom equipment, and DVD training courses are recognized as revenue when the cash is received, net of expected customer refunds, upon expiration of the customers’ rescission period, if any, which typically occurs three days after the licenses are delivered or when the Internet training workshop takes place, whichever occurs later.

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

We enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services.  For these arrangements, we determine whether the delivered item(s) has value to the customer on a stand-alone basis, and in the event the arrangement includes a general right of return relative to the delivered item(s), whether the delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.  If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by the allocation of arrangement consideration to the deliverables in the arrangement based on the relative selling prices. In determining our selling prices, we apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (“TPE”) if VSOE does not exist, and estimated selling price (“ESP”) if neither VSOE nor TPE is available.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for a deliverable when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rate. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality is difficult to obtain. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the revenue recognition but do not change the total revenue recognized on any agreement.

Professional Services Revenue - Fees collected for professional services, including website design and development, search engine optimization services, link-building, paid search management services, and telecom installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are expected to be performed. Fees related to EPTA contracts are deferred and recognized as revenue during the service period or when cash is collected, whichever occurs later.

Subscription and Hosting Revenue - Fees collected for subscription and hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue ratably over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Commission Revenue - We have contracts with third-party entities with respect to telemarketing product sales to our customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. We receive commissions from these third parties, and recognize the revenue as the commissions are received, net of expected customer refunds.

Change in Avail Contract - In April 2007, we began marketing and selling Avail 24/7, an all-in-one communications service which assists small businesses and entrepreneurs to manage phone menus, voicemail, email, and fax in one online application. Customers purchasing the Avail product are charged a non-refundable activation fee along with a monthly service fee. The non-refundable activation fee is deferred and recognized ratably over the estimated customer life, which is currently estimated to be four and one-half years. The monthly service fee is recognized ratably over the service period.

In January 2010 we changed the contract that is associated with the sale of our Avail 24/7 subscription.  Effective March 31, 2010 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation.  All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee.  As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice during March 2010 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Cost of Revenue – Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, salaries for fulfillment services, and the cost of telecom equipment and other products sold.

Advertising Costs - We expense costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Direct-response advertising costs that meet specified criteria are deferred and amortized over the estimated benefit period.  Because we have evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits, such amounts are deferred and amortized.  We are able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses were approximately $8,589,000 and $14,749,000 for the years ended December 31, 2011 and 2010, respectively.

Prior to the decision to suspend seminar sales in our StoresOnline division (see Note 5), we had purchased direct-response advertising to be used in future periods during the year ended December 31, 2011.  In accordance with applicable accounting guidance, costs associated with direct-response advertising were historically deferred and amortized over the estimated benefit period, typically three months.  As a result of suspending the sale of products and services through the direct mail seminar sales channel for our StoresOnline division, $110,000 of prepaid advertising expenses were written off and charged to sales and marketing expense in the statement of operations for the year ended December 31, 2011.  As of December 31, 2011 and 2010, we had $0 and $609,000 in direct-response advertising related to future workshops as prepaid expenses, respectively.

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

Foreign Currency Translation – We consider the United States dollar as the functional currency for our foreign operations.  Assets, liabilities, and all statements of operations amounts are translated daily into our functional currency using daily rates.  All transaction adjustments are recorded in accounts receivable and deferred revenue until cash is received and then the gain (loss) is recorded in the consolidated statements of operations.

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. During the year ended December 31, 2011, we placed a full valuation allowance on deferred tax assets, see Note 10.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

We do not intend to permanently reinvest the undistributed earnings of the United Kingdom subsidiary; therefore, we have provided for U.S. deferred income taxes on such undistributed foreign earnings.  All other foreign subsidiaries are considered disregarded foreign entities for U.S. tax purposes.

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the years ended December 31, 2011 and 2010.

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

Recently Adopted Accounting Guidance - On January 1, 2011, we prospectively adopted new guidance on revenue recognition in which arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. This new accounting guidance applies to arrangements entered into or materially modified beginning on January 1, 2011.  Additionally, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance included the deferral of revenue, all of which was amortized into income with a negligible effect for the year as a result of the suspension of the direct mail seminar sales channel for our StoresOnline division (see Note 5).

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

Recent Accounting Guidance Not Yet Adopted - In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning January 1, 2012 and will not have a material impact on the financial statements upon adoption.

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

2.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the years ended December 31, 2011 and 2010 is the same as basic net loss per common share because the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2011	2010

Net loss (in thousands)	$(6,230)	$(2,310)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,607,308	11,380,816
Weighted-average restricted shares held in escrow	(11,077)	(23,382)
Weighted-average basic shares outsanding	10,596,231	11,357,434
Dilutive employee stock options	N/A	N/A
Dilutive restricted shares held in escrow	N/A	N/A

Diluted shares outstanding	10,596,231	11,357,434

Net loss per common share:
Basic	$(0.59)	$(0.20)
Diluted	$(0.59)	$(0.20)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive.

	December 31,
	2011	2010

Outstanding stock options	1,478,859	1,288,011
Restricted shares held in escrow	7,000	14,000
	1,485,859	1,302,011

3.	Acquisition

On February 9, 2010, we acquired all of the assets of CastleWave for total consideration of $495,000.   The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $128,000, restricted stock of $117,000, and cash of $250,000.  The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date.  The provisional contingent consideration is valued on a recurring basis and any future changes that are not measurement period adjustments will be recorded through the income statement. CastleWave is a provider of online marketing services with offices in both New York, New York and Provo, Utah.  We acquired CastleWave in an effort to expand our online marketing services capabilities.

Under the acquisition method of accounting, we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired from CastleWave based on their estimated fair values on the date of acquisition.  The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  We recorded the excess of purchase price over the aggregate fair values as goodwill.   We allocated approximately $12,000 of the purchase price to tangible assets and approximately $218,000 of the purchase price to identified intangible assets.  We recorded the excess purchase price of approximately $265,000 as goodwill, all of which is deductible for income tax purposes.  The identified intangible assets are being amortized over a weighted average life of three years.

We have included CastleWave’s results of operations in our Crexendo Web Services segment and our consolidated results of operations from the date of acquisition.  Pro forma disclosures of CastleWave’s results of operations for periods prior to the date of acquisition are not presented herein as they were not significant when compared with our consolidated results of operations.

4.	Trade Receivables

Currently we operate with one class of financing receivable.  Below is an analysis of the age of our trade receivables (in thousands):

	December 31,
	2011	2010
Current	$16,065	$30,029
1 - 30 days	2,121	3,416
31 - 60 days	1,626	2,291
61 - 90 days	1,166	1,533
91 days and over	-	2,716
Gross trade receivables	20,978	39,985
Less allowance for doubtful accounts	(5,461)	(18,421)
Trade receivables, net	$15,517	$21,564

5.	Restructuring

On July 5, 2011, we announced the suspension of the sale of products and services through the seminar sales channel for our StoresOnline division.  We intend to continue to sell our StoresOnline products and services through our inside sales and online channels. Following this announcement, we reduced our full-time workforce by approximately 30% as a result of a restructuring plan.  We also reduced the number of our StoresOnline part-time and temporary workers.  The reduction in workforce is consistent with the reduction in the employees supporting the seminar sales channel.  During the year ended December 31, 2011, we recorded a $209,000 impairment charge related to the abandonment of office space under an operating lease. As discussed in Notes 1 and 7, we also incurred asset write-downs and impairment charges totaling $1,050,000 for the year ended December 31, 2011.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Software	$3,933	$3,480
Computers and office equipment	4,255	3,287
Land	877	877
Building	765	765
Building improvement	539	-
Leasehold improvements	101	101
Furniture and fixtures	225	169
Less accumulated depreciation and amortization	(6,640)	(5,540)
	$4,055	$3,139

7.	Intangible Assets

On June 29, 2007, we purchased certain advertising lists for $1,276,000. On June 30, 2008, we purchased an additional $833,000 in advertising lists. We have historically rented these lists for use in our direct advertising campaigns. We have the right to lease these lists to other third parties. We amortized the advertising lists over six years on an accelerated basis.

In February 2010, we entered into an asset purchase agreement with CastleWave LLC, in which we acquired intangible assets consisting of customer relationships, technical know-how, and non-compete agreements (see Note 3).

In accordance with applicable accounting guidance, we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline division, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011. Based upon that assessment, we determined that the implied value of the name lists was zero as we no longer had plans of utilizing the name lists in the StoresOnline division and no future cash flow was likely to result from the name lists. The assessment resulted in the recognition of impairment charge of $660,000 to remove the net carrying value of the name lists. This impairment charge is included in sales and marketing in the statement of operations related to the name lists for the year ended December 31, 2011.

The net carrying amount of intangible is as follows (in thousands):

	December 31, 2011	December 31, 2010
Advertising name lists	$-	$2,109
Customer relationships	98	98
Technical know-how	60	60
Non-compete	60	60
Less accumulated amortization
Advertising name lists	-	(1,274)
Customer relationships	(63)	(30)
Technical know-how	(38)	(18)
Non-compete	(38)	(18)
Total	$79	$987

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2011 (in thousands):

Year ending December 31,

2012	73
2013	6
Total	$79

Amortization expense for the years ended December 31, 2011 and 2010, was approximately $248,000 and $437,000, respectively.

8.	Fair Value Measurements

Our one liability measured at fair value on a recurring basis is summarized below as of December 31, 2011 and 2010 (in thousands):

	As of December 31,	Fair value measurement at reporting date
Description	2011	Level 1	Level 2	Level 3
Contingent consideration	$(6)	$-	$-	$(6)

	As of December 31,	Fair value measurement at reporting date
Description	2010	Level 1	Level 2	Level 3
Contingent consideration	$(46)	$-	$-	$(46)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Contingent
Consideration
Balances as of January 1, 2011	$46
Settlements	(40)
Transfers out of Level 3	-
Balances as of December 31, 2011	$6

The fair values of the trade receivables and certificate of deposit were computed using a discounted cash flow model using estimated market rates as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$8,658	$8,658	$14,207	$14,207
Restricted cash	1,965	1,965	1,088	1,088
Trade receivables	15,517	15,178	21,564	21,120
Certificate of deposit	500	500	500	500

Our disclosure of the estimated fair value of our financial instruments is made in accordance with accounting guidance. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010.

9.	Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of up to 3,000,000 shares to eligible employees, consultants and directors of stock options, restricted stock, and other share-based awards. As of December 31, 2011, we had 1,045,348 shares remaining in the plans available to grant.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Stock option compensation expense recognized:
Cost of revenue	$87	$169
Research and development	65	176
Selling and marketing	36	84
General and administrative	731	612
Total stock option compensation expense recognized	919	1,041
Related deferred income tax benefit	(312)	(354)

Increase in net loss	$607	$687

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2011 and 2010 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted-average fair value of options granted	$2.49	$1.53
Expected volatility	63%	66%
Expected life (in years)	4.00	4.00
Risk-free interest rate	1.72%	1.73%
Expected dividend yield	1.51%	2.35%

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

The following table summarizes the stock option activity for all plans for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	748,041	$9.75	7.9 years	$481
Granted	585,000	3.45
Exercised	(2,499)	3.49
Cancelled/forfeited	(42,531)	13.95
Outstanding at December 31, 2010	1,288,011	6.76	8.2 years	832
Granted	630,000	5.56
Exercised	(20,993)	3.19
Cancelled/forfeited	(418,159)	7.99
Outstanding at December 31, 2011	1,478,859	5.85	8.3 years	36
Shares vested and expected to vest	1,305,504	5.85	8.3 years	32
Exercisable as of December 31, 2011	760,437	6.39	7.84 years	6
Exercisable as of December 31, 2010	552,957	9.46	7.0 years	245

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010, was $68,000 and $9,000, respectively.

The following table summarizes non-vested stock activity for all stock option plans during the year ended December 31, 2011:

	Year Ended December 31, 2011
		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested balance, beginning of year	735,054	$2.25
Granted	630,000	2.49
Vested	(392,288)	2.36
Forfeited	(254,344)	2.15

Nonvested balance, end of year	718,422	$2.44

As of December 31, 2011, the total future compensation expense related to nonvested options not yet recognized in the consolidated statements of operations was approximately $1,439,000 and the weighted-average period over which these awards are expected to be recognized is approximately 34 months.

Restricted Stock

During the year ended December 31, 2010, we granted 20,000 shares of restricted stock to our employees and directors under the 2003 Equity Incentive Plan. No shares of restricted stock were granted during the year ended December 31, 2011.  The restricted stock has one, two, or three-year vesting periods during which the recipient must remain employed with us or our subsidiaries. The weighted average fair value of the restricted stock on the dates of grant made during the year ended December 31, 2010 was $5.85. The following table summarizes the restricted stock activity for the years ended December 31, 2011 and 2010:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock outstanding as of December 31, 2009	29,303	$9.15
Granted	20,000	5.85
Vested	(33,631)	8.13
Forfeited	(1,672)	12.15
Restricted stock outstanding as of December 31, 2010	14,000	6.89
Granted	-	-
Vested	(7,000)	6.89
Forfeited	-	-
Restricted stock outstanding as of December 31, 2011	7,000	$6.89

10.	Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010

Current income tax provision (benefit):
Federal	$(105)	$540
State and local	75	8
Foreign	-	(190)

Current income tax provision (benefit)	(30)	358

Deferred income tax provision (benefit):
Federal	4,528	(19)
State and local	554	118
Foreign	-	235

Deferred income tax provision	5,082	334

Total income tax provision	$5,052	$692

The income tax provision attributable to loss before income tax provision for the years ended December 31, 2011 and 2010 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34% for the years ended December 31, 2011 and 2010 as a result of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Computed “expected” income tax provision (benefit)	$(401)	$(550)
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision (benefit), net of federal effect	(33)	(43)
Change in tax rate	-	123
Change in the valuation allowance for net deferred income tax assets	5,473	685
Settlements	-	(96)
Uncertain tax positions	(16)	365
Other, net	29	208

Income tax provision	$5,052	$692

As of December 31, 2011 and 2010, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Current	Non-current	Current	Non-current

Deferred income tax assets (liabilities):
Accrued expenses	$488	$—	$532	$—
Deferred revenue	190	—	1,048
Net operating loss carryforwards	—	3,184	—	2,506
Foreign tax credits	—	892	—	1,341
Stock-based compensation	—	2,246	—	1,957
Other	—	1,000	—	364
Subtotal	678	7,322	1,580	6,168
Valuation allowance	(592)	(6,311)	—	(837)
Total deferred income tax assets	86	1,011	1,580	5,331

Deferred income tax liabilities:
Property and equipment	—	(544)	—	(198)
Prepaid expenses and other	(365)	(188)	(631)	(109)
Total deferred income tax liabilities	(365)	(732)	(631)	(307)

Net deferred income tax assets (liabilities)	$(279)	$279	$949	$5,024

During the fiscal year ended June 30, 2002, we experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382.  A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders.  As a result of this ownership change, we determined that our annual limitation on the utilization of its federal net operating loss (“NOL”) carryforwards is approximately $461,000 per year.  We will only be able to utilize $5,761,000 of our pre-ownership change NOL carryforwards and will forego utilizing $14,871,000 of our pre-ownership change NOL carryforwards as a result of this ownership change.  We do not account for foregone NOL carryovers in our deferred tax assets and only account for the NOL carryforwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2011, we had NOL, research and development, and foreign tax credit carryforwards for U.S. federal income tax reporting purposes of approximately $7,708,000, $208,000, and $892,000, respectively.  The NOLs will begin to expire in 2020 through 2031, the research and development credits will begin to expire in 2019 through 2021, and the foreign tax credits will begin to expire in 2017, if not utilized.

We also have state NOL and research and development credit carryforwards of approximately $4,661,000 and $61,000, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate.

We also have foreign NOL carryforwards of approximately $710,000, which expire on specified dates as set forth in the rules of the various countries in which the carryforwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our StoresOnline division, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2011; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010, was $6,903,000 and $837,000, respectively.

The net change in our valuation allowance was an increase of $6,066,000 for the year ended December 31, 2011 and an increase of $291,000 for the year ended December 31, 2010.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements.

Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which it makes such determination.

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2011 and 2010 were as follows (in thousands):

Balance as of January 1, 2010	$140
Increases for tax positions related to the current period
Increases for tax positions related to the prior years	1,273
Decreases for tax positions related to prior years
Settlements	(96)
Reductions due to lapsed statute of limitations
Balance as of December 31, 2010	1,317
Increases for tax positions related to the current period
Increases for tax positions related to the prior years
Decreases for tax positions related to prior years
Settlements
Reductions due to lapsed statute of limitations	(22)
Balance as of December 31, 2011	$1,295

During the year ended December 31, 2010, we reached a favorable settlement with New Zealand Inland Revenue Service.  Prior to the settlement, we had reserved $96,000 as an uncertain tax liability.  Upon conclusion of the settlement, this amount was reduced from the uncertain tax liability and provided an income tax benefit for the year ended December 31, 2010.

During the year ended December 31, 2010, we filed amended returns for the following tax periods ending June 30, 2005, 2006, 2007, 2008, 2009, and the six months ended December 31, 2010. The returns were amended to reflect an extraterritorial income redetermination (ETI).  As a result of the redetermination of ETI, we reassessed our foreign source income which resulted in the utilization of additional foreign tax credits.  As a result of the amended returns, we recorded a liability for uncertain tax positions of $1,273,000 for the year ended December 31, 2010.

As of December 31, 2011, we had unrecognized tax benefits of $1,295,000, which if recognized, $404,000 would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $13,000 and $6,000 as of December 31, 2011 and 2010, respectively.

Our U.S. federal income tax returns for fiscal 2008 through 2011 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2008.

11.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Customer service returns allowance	$208	$652
Accrued wages and benefits	837	1,291
Other	1,195	1,418
Total	$2,240	$3,361

12.	Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices, and billing software under noncancelable operating lease agreements expiring at various dates through 2015. The operating leases for our corporate offices and training center facility contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2011, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2012	1,434
2013	1,240
2014	106
2015	22
Total	$2,802

Rental expense for the years ended December 31, 2011 and 2010, was approximately $1,249,600 and $2,052,000, respectively.

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

 We have recorded liabilities of approximately $381,000 and $50,000 as of December 31, 2011 and 2010, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorneys’ fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

13.	Stockholders’ Equity

On September 4, 2007, our Board of Directors authorized the repurchase of up to an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2012. Our share purchase program was originally announced on September 5, 2006. We expect to repurchase the common stock over five years but may suspend or discontinue repurchasing the common stock at any time. During the years ended December 31, 2011 and 2010, we repurchased 162,793 and 78,373 shares of common stock for $682,000 and $385,000, respectively. As of December 31, 2011, $41,807,000 remained of the $70,000,000 approved repurchase amount.

On November 3, 2010, we announced the commencement of a modified Dutch auction tender offer to purchase up to $4,750,000 in value of shares of our common stock at a price not less than $4.35 per share and not more than $4.75 per share. The tender offer closed on December 10, 2010, after which we purchased and cancelled 723,896 shares of our common stock at a cost of $3,438,000.

14.	Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. We may make discretionary profit-sharing contributions. We began making contributions to the plan in July 2006. For the years ended December 31, 2011 and 2010, we contributed approximately $409,000 and $407,000 to the retirement savings plan, respectively.

15.	Segments

Management has chosen to organize the Company around differences in products and services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services generates revenue by selling telecommunication and data services.  StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Segment revenue and income (loss) before tax provision was as follows (in thousands):
	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
StoresOnline	$45,599	$64,471
Crexendo Web Services	2,315	1,322
Crexendo Network Services	110	-
Consolidated revenue	48,024	65,793

Operating loss:
StoresOnline	7,490	5,509
Crexendo Web Services	(2,548)	(1,827)
Crexendo Network Services	(2,065)	(1,429)
Unallocated corporate items	(8,768)	(8,827)
Total operating loss	(5,891)	(6,574)
Other Income, net:
StoresOnline	4,689	4,956
Unallocated	24	-
Total other income, net	4,713	4,956
Income (loss)
StoresOnline	12,179	10,465
Crexendo Web Services	(2,548)	(1,827)
Crexendo Network Services	(2,065)	(1,429)
Unallocated corporate items	(8,744)	(8,827)
Total loss before income tax provision	$(1,178)	$(1,618)

16.	Related Party Transactions

On April 7, 2010, Steven G. Mihaylo, our Chief Executive Officer, purchased property we held for sale for $210,000, which represented management’s best estimate of the fair market value of the property.  There was no gain or loss recorded on the transaction.

17.	Quarterly Financial Information (unaudited)

	Year ended December 31, 2011
	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues	$14,568	$17,496	$10,242	$5,718
Cost of revenue	6,305	7,675	2,057	1,692
Selling and marketing	8,763	10,076	806	1,064
General and administrative	2,759	3,333	3,276	2,847
Research and development	872	871	807	712
Loss from operations	(4,131)	(4,459)	3,296	(597)
Total other income	1,158	1,276	1,250	1,029
Income (loss) before income taxes	(2,973)	(3,183)	4,546	432
Income tax benefit (provision)	1,122	(6,162)	(39)	27
Net income (loss)	$(1,851)	$(9,345)	$4,507	$459

Basic net income (loss) per common share	$(0.17)	$(0.88)	$0.43	$0.04
Diluted net income (loss) per common share	$(0.17)	$(0.88)	$0.42	$0.04

	Year ended December 31, 2010
	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share data)
Revenues	$17,094	$17,448	$14,284	$16,967
Cost of revenue	5,097	5,228	4,707	6,742
Selling and marketing	8,874	8,913	7,232	7,887
General and administrative	3,466	3,634	3,295	4,202
Research and development	538	715	957	880
Loss from operations	(881)	(1,042)	(1,907)	(2,744)
Total other income	1,129	1,169	1,452	1,206
Income (loss) before income taxes	248	127	(455)	(1,538)
Income tax benefit (provision)*	(125)	(76)	376	(867)
Net income (loss)	$123	$51	$(79)	$(2,405)

Basic net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.21)
Diluted net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.21)

*
During the quarter ended December 31, 2010, we filed amended returns to reflect an extraterritorial income (ETI) redetermination. As a result of the redetermination of ETI, we reassessed our foreign source income which resulted in the utilization of additional foreign tax credits. As a result of the amended returns, we recorded a liability for uncertain tax positions for $1,273,000. The result of the amended returns was an income tax provision while we experienced a loss before income taxes for the quarter.

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented due to rounding.

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2011 and 2010

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
	(in thousands)
Year ended December 31, 2011
Allowance for doubtful accounts receivable	$18,421	$14,730	$(27,690)	$5,461
Deferred income tax asset valuation allowance	837	6,066	—	6,903
Year ended December 31, 2010
Allowance for doubtful accounts receivable	$17,709	$19,923	$(19,211)	$18,421
Deferred income tax asset valuation allowance	546	291	—	837

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Our management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.  Our management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year.

 This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

We have adopted a code of ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics is available at our website at www.crexendo.com.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.	The Financial Statement Schedule on page 69 of this Annual Report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger dated February 28, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6	Lease Agreement dated as of February 28, 2008 by and between Crexendo, Inc. and Canyon Park Management Company	10-Q	5/6/08	10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
________________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 8, 2012	By:	/s/ Steven G Mihaylo
Steven G Mihaylo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2012	By:	/s/ Steven G Mihaylo
Steven G Mihaylo
Chief Executive Officer, Chairman of the Board of Directors

Date: March 8, 2012	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson
Chief Financial Officer/Chief Accounting Officer

Date: March 8, 2012	By:	/s/ Todd Goergen
Todd Goergen
Director

Date: March 8, 2012	By:	/s/ Craig Rauchle
Craig Rauchle
Director

Date: March 8, 2012	By:	/s/ Robert Kamm
Robert Kamm
Director

Date: March 8, 2012	By:	/s/ David Williams
David Williams Director

Date: March 8, 2012	By:	/s/ Anil Puri
Anil Puri Director