Form 10-Q
period 2012-03-31
Crexendo, Inc.
filed 2012-05-14
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

                                      ———————                                    ®

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2012 was 10,623,081.

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

CREXENDO, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$8,723	$8,658
Restricted cash	1,965	1,965
Trade receivables, net of allowance for doubtful accounts of $1,626
as of March 31, 2012 and $3,512 as of December 31, 2011	9,012	9,420
Inventories	263	232
Income taxes receivable	534	552
Prepaid expenses and other	590	725
Total Current Assets	21,087	21,552

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $814
as of March 31, 2012 and $1,949 as of December 31, 2011	3,326	6,097
Property and equipment, net	3,863	4,055
Deferred income tax assets, net	272	279
Intangible assets	61	79
Goodwill	265	265
Other long-term assets	231	233
Total Assets	$29,605	$33,060

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,059	$1,153
Accrued expenses and other	1,676	2,240
Dividend payable	211	211
Deferred income tax liability	272	279
Deferred revenue, current portion	8,870	9,288
Total Current Liabilities	12,088	13,171

Deferred revenue, net of current portion	3,344	6,123
Other long-term liabilities	251	419
Total Liabilities	15,683	19,713

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,623,081 shares outstanding as of March 31, 2012 and 10,523,078 shares outstanding
as of December 31, 2011	11	11
Additional paid-in capital	49,316	48,938
Accumulated deficit	(35,405)	(35,602)
Total Stockholders' Equity	13,922	13,347

Total Liabilities and Stockholders' Equity	$29,605	$33,060

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$5,255	$14,568
Operating expenses:
Cost of revenue	1,421	6,305
Selling and marketing	933	8,763
General and administrative	3,033	2,759
Research and development	594	872
Total operating expenses	5,981	18,699

Loss from operations	(726)	(4,131)

Other income (expense):
Interest income	742	1,153
Interest expense	-	(1)
Other income, net	28	6
Total other income, net	770	1,158

Income (loss) before income tax benefit	44	(2,973)

Income tax benefit	153	1,122

Net income (loss)	$197	$(1,851)

Net income (loss) per common share:
Basic	$0.02	$(0.17)
Diluted	$0.02	$(0.17)

Dividends per common share:	$0.02	$0.02

Weighted average common shares outstanding:
Basic	10,530,066	10,638,597
Diluted	10,566,273	10,638,597

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2012
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	10,523,078	$11	$48,938	$(35,602)	$13,347
Expense for stock options granted to employees			253		253
Stock issued under stock award plans (net of forfeitures)	100,003		336		336
Dividends declared			(211)		(211)
Net income				197	197
Balance, March 31, 2012	10,623,081	$11	$49,316	$(35,405)	$13,922

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$197	$(1,851)
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	391	349
Expense for stock options issued to employees	253	174
Deferred income tax benefit	-	(1,103)
Change in uncertain tax positions	(167)	-
Changes in assets and liabilities:
Trade receivables	3,179	(1,725)
Inventories	(31)	27
Income taxes receivable	18	641
Prepaid expenses and other	135	(831)
Other long-term assets	2	2
Accounts payable, accrued expenses and other	(128)	(1,351)
Deferred revenue	(3,197)	2,397
Other long-term liabilities	-	(36)
Net cash provided by (used for) operating activities	652	(3,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(711)	(54)
Investment in subsidiary	-	(56)
Net cash used for investing activities	(711)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and related income tax benefit	336	25
Repurchase of common stock	-	(89)
Payments made on contingent consideration	(1)	-
Dividend payments	(211)	(214)
Net cash provided by (used for) financing activities	124	(278)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65	(3,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,658	14,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,723	$10,512

Supplemental disclosure of cash flow information:
Cash paid (received) during the period:
Interest	-	1
Income taxes	(4)	(618)

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$211	$213
Purchase of property and equipment included in accounts payable	125	57

See accompanying notes.

CREXENDO, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in this Form 10-Q, we refer to Crexendo, Inc. and its wholly-owned subsidiaries, as “we,” “us,” or “our Company.” We are a hosted services company that provides e-commerce software, website development, web hosting, search engine optimization, link building and hosted telecom services that include integration of e-mail, fax, and phone with e-commerce for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of Crexendo, Inc. and its wholly-owned subsidiaries.  We have eliminated all intercompany balances and transactions in consolidation.  We have included all adjustments, consisting only of normal recurring items, which we consider necessary for a fair presentation of our financial results for interim periods presented.  These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Results of the three months ended March 31, 2012 do not necessarily indicate the results we expect for the twelve month period ending December 31, 2012, or any other period. Due to our revenue recognition policies and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  In the second quarter of 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline division.  As a result, we have shifted our focus toward growing our Crexendo Web Services and Crexendo Network Services divisions.  We plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve its business objectives.

Seasonality - Our StoresOnline revenue has historically been subject to seasonal fluctuations as responses to our marketing for Preview Training Sessions and Internet Training Workshops are historically lower during the period from June through Labor Day, and during the holiday season from Thanksgiving Day through the middle of January.  As a result of the restructuring announced on July 5, 2011 that resulted in the suspension of our seminar sales model, which included Preview Training Sessions and Internet Training Workshops, we believe that seasonality will have less of an impact on our operating and financial results going forward.

Significant Accounting Policies – We described our significant accounting policies in Note 1 to our consolidated financial statements set forth in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2011.

Recently Adopted Accounting Guidance – In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. This adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

Other Comprehensive Income (Loss) – Our unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 did not reflect any components of other comprehensive income (loss) other than net income (loss).

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three months ended March 31, 2012 or 2011.

(2)	Dividends

During the three months ended March 31, 2012 and 2011, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011

(3)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2011 was the same as basic net loss per common share because the common share equivalents were anti-dilutive. Diluted net income per common share for the three months ended March 31, 2012 included 29,207 common share equivalents related to shares to be purchased under our Company’s employee stock option plan and 7,000 restricted shares held in escrow. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2012	2011

Net income (loss) (in thousands)	$197	$(1,851)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,537,066	10,652,597
Weighted-average restricted shares held in escrow	(7,000)	(14,000)
Weighted-average basic shares outstanding	10,530,066	10,638,597
Dilutive employee stock options	29,207	-
Dilutive restrictive shares held in escrow	7,000	-
Diluted shares outstanding	10,566,273	10,638,597
Net income (loss) per common share:
Basic	$0.02	$(0.17)
Diluted	$0.02	$(0.17)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income (loss) per share.

	March 31,
	2012	2011

Outstanding stock options	1,051,321	539,367
Restricted shares held in escrow	-	14,000
Total	1,051,321	553,367

(4)	Trade Receivables

Our trade receivables balance primarily consists of Extended Payment Term Agreements sold through our workshop seminars.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2012	2011
Current	$12,184	$16,065
1 - 30 days	1,132	2,121
31 - 60 days	766	1,626
61 - 90 days	696	1,166
91 days and over	-	-
Gross trade receivables	14,778	20,978
Less allowance for doubtful accounts	(2,440)	(5,461)
Trade receivables, net	$12,338	$15,517

Current trade receivables, net	$9,012	$9,420
Long-term trade receivables, net	3,326	6,097
Trade receivables, net	$12,338	$15,517

(5)	Income Taxes

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 348% and 38%, respectively, which resulted in a benefit for income taxes of $153,000 and $1,122,000, respectively.  The benefit for the three months ended March 31, 2012 was primarily due to the statute of limitations expiring for a few uncertain tax positions.

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

Liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31,	Fair value measurement at reporting date
Description	2012	Level 1	Level 2	Level 3
Contingent consideration	$(5)	-	-	$(5)

	As of December 31,	Fair value measurement at reporting date
Description	2011	Level 1	Level 2	Level 3
Contingent consideration	$(6)	-	-	$(6)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Acquisition
Contingent
Consideration
Balances as of December 31, 2011	$6
Purchases, sales and settlements, net	(1)
Transfers in and/or (out) of Level 3	-
Balances as of March 31, 2012	$5

The fair values of the trade receivables and certificate of deposits were computed using a discounted cash flow model using estimated market rates as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$8,723	$8,723	$8,658	$8,658
Restricted cash	1,965	1,965	1,965	1,965
Trade receivables	12,388	12,173	15,517	15,178
Certificate of deposit	500	500	500	500

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of certificate of deposits approximates fair value, as determined by certificates of deposits with similar terms and conditions. The fair values of the trade receivables and certificate of deposit were computed using a discounted cash flow model using estimated market rates. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.

(7)	Commitments and Contingencies

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries or investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations. There have been no material changes to current legal events as outlined in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012 and December 31, 2011, we had liabilities relating to legal proceedings of $241,000 and $381,080, respectively. Attorney's fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(8)	Restricted Cash

We classified $1,965,000 as restricted cash as of March 31, 2012 and December 31, 2011, due to acquiring a letter of credit related to our telecom registration in Arizona, and the compensating balance requirement for our merchant accounts, and purchasing card agreements.

(9)	Segment Information

Management has chosen to organize the Company around differences in products and services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, web-sites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services generates revenue by selling telecommunication and data services. We believe StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Segment revenue and operating income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
StoresOnline	$4,410	$14,089
Crexendo Web Services	770	479
Crexendo Network Services	75	-
Consolidated revenue	5,255	14,568

Income (Loss) from Operations:
StoresOnline	3,186	(785)
Crexendo Web Services	(563)	(670)
Crexendo Network Services	(688)	(486)
Unallocated corporate items	(2,661)	(2,190)
Total operating loss	(726)	(4,131)
Other Income, net:
StoresOnline	764	1,158
Unallocated corporate items	6	-
Total other income	770	1,158
Income (loss) before income tax benefit:
StoresOnline	3,950	373
Crexendo Web Services	(563)	(670)
Crexendo Network Services	(688)	(486)
Unallocated corporate items	(2,655)	(2,190)
Income (loss) before income tax benefit	$44	$(2,973)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2011 Form 10-K and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We provide a variety of cloud-based infrastructure services to entrepreneurs and small and medium-sized businesses. Our services include high-quality voice and messaging services over broadband networks, Do-It-For-Me and Do-It-Yourself content management and website building tools, online marketing, online lead generation, e-commerce technology, and training solutions that enable entrepreneurs and small and medium–sized businesses to build and maintain an effective online presence.  Our web services are designed to help increase the predictability of success for our customers.

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

Our Do-It-For-Me services are comprehensive and flexible, allowing us to meet the needs of a wide variety of customers ranging from those just establishing their online presence to those wanting to enhance their existing online presence.  These services include custom website design and development, search engine optimization, link building, conversion rate optimization, paid search management, and social media management.  Additionally, as the online space continues to evolve, we intend to modify our product and service offerings in an effort to keep our customers on the cutting edge of the online space.

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

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (“SIP”) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how the user is connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Crexendo voice, messaging, features, and personal profile information regardless of location, device, or how they access the Internet.

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

LICENSE REVENUE

We have historically derived a substantial portion of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through extended payment term arrangements (“EPTAs”).  As a result of the restructuring plan we initiated in July 2011, we will no longer generate revenue from cash collected on the sale of our content management and web building software licenses at workshop events.  We believe we will, however, continue to generate revenue from principal collected on our EPTA contracts for the next eighteen months to two years at a decreasing rate over that time period.

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

SUBSCRIPTION AND HOSTING REVENUE

We generate revenue from monthly SaaS subscription fees on our website builder platform as well as monthly subscription fees on our hosted telecom offering and broadband services.  We also derive revenue from monthly web hosting fees from our software license customers who utilize our hosting services.  Revenue is recognized ratably on a daily basis over the life of the contract for all subscription and hosting services.  The typical contract is a recurring monthly contract, although terms range up to 36 months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  We believe that there were no significant changes to those critical accounting policies during the three months ended March 31, 2012.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

	Three Months Ended March 31,
	2012	2011
Consolidated Operations	(in thousands, except per share amounts)
Revenue	$5,255	$14,568
Income (loss) before income taxes	44	(2,973)
Income tax benefit	153	1,122
Net income (loss)	197	(1,851)
Diluted net income (loss) per share	$0.02	$(0.17)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Total net revenue decreased 64% in the three months ended March 31, 2012 compared with the corresponding period of 2011, primarily due to a 29% decrease in principal collected on our accounts receivable balance, an 83% decrease in commissions from third parties and other revenue, following the suspension of our direct mail seminar sales, and a 100% decrease in seminar sales as we no longer conduct seminars. Crexendo Web Services generated revenue of $770,000 during the three months ended March 31, 2012, compared with $479,000 in the corresponding period in 2011.

Income (Loss) Before Income Taxes

Income before income tax was $44,000 in the three months ended March 31, 2012 compared with a loss of $2,973,000 in the corresponding period of 2011. Revenue for the three months ended March 31, 2012 decreased $9,313,000 compared to corresponding period of 2011. Total operating expenses decreased 68% to $5,981,000 for the three months ended March 31, 2012, compared to $18,699,000 in the corresponding period of 2011.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 348% and 38%, respectively, which resulted in a benefit for income taxes of $153,000 and $1,122,000, respectively.  The benefit in the current year is primarily due to the statute of limitations expiring for a few uncertain tax positions.

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

Operating Results of our StoresOnline Division (in thousands)

	Three Months Ended March 31,
	2012	2011
StoresOnline
Revenue	$4,410	$14,089
Operating expenses:
Cost of revenue	646	5,758
Selling and marketing	77	8,047
General and administrative	501	1,069
Operating income (loss)	3,186	(785)
Other income	764	1,158
Income before taxes	$3,950	$373

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenue from our StoresOnline division for the three months ended March 31, 2012 decreased 69% to $4,410,000, from $14,089,000 for the three months ended March 31, 2011.

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

Revenue related to cash collected under EPTA agreements decreased to $3,120,000 for the three months ended March 31, 2012, compared to $4,204,000 for the three months ended March 31, 2011.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from these EPTA contracts as cash is collected. EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue at a decreasing quarterly rate over the next eighteen months to two years.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of December 31, 2010	$23,229
Cash collected on Principal of EPTA Contracts	(4,204)
Deferred revenue added during period (net of writeoffs)	6,592
StoresOnline deferred revenue as of March 31, 2011	$25,617

StoresOnline deferred revenue as of December 31, 2011	$15,196
Cash collected on Principal of EPTA Contracts	(3,120)
Deferred revenue recognized during the period (net of writeoffs)	(38)
StoresOnline deferred revenue as of March 31, 2012	$12,038

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended March 31, 2012, compared to $6,651,000 of cash sales at events in the three months ended March 31, 2011.  Hosting revenue decreased to $860,000 in the three months ended March 31, 2012 compared to $1,326,000 in the three months ended March 31, 2011.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since March 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 83% to $322,000 for the three months ended March 31, 2012, from $1,908,000 for the three months ended March 31, 2011, due primarily to our decision to suspend our direct mail seminar sales channel.  As a result of this decision, we no longer sent leads to these third parties, and as such, we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue for the three months ended March 31, 2012 decreased 89% to $646,000, from $5,758,000 for the three months ended March 31, 2011.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we no longer incurred the costs to conduct the Internet Training Workshops.  The cost of revenue for the three months ended March 31, 2012 primarily related to the cost to fulfill products sold through our inside sales group, which is included in other revenue, as well as customer services costs.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional expenses. Selling and marketing expenses for the three months ended March 31, 2012 decreased 99% to $77,000, from $8,047,000 for the three months ended March 31, 2011.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling and marketing expenses associated with those seminars, which accounted for most of our selling and marketing expenses in 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2012 decreased to $501,000 from $1,069,000 for the three months ended March 31, 2011.  The decrease was primarily due to the suspension of our direct mail seminar sales channel, which resulted in decreases in head count and other general and administrative expenses.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. For the three months ended March 31, 2012 and 2011, other income was $764,000 and $1,158,000, respectively.

Operating Results of Crexendo Web Services (in thousands)

	Three Months Ended March 31,
	2012	2011
Crexendo Web Services
Revenue	$770	$479
Operating Expenses:
Cost of revenue	512	408
Selling and marketing	683	681
General and administrative	138	60
Operating loss	$(563)	$(670)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Crexendo Web Services revenue for the three months ended March 31, 2012 was $770,000, compared to $479,000 for the three months ended March 31, 2011.  The increase in revenue was primarily due to the increase in our recurring revenue stream from the prior year as well as an increase in number of sales representatives.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.  As such, we believe growth in Crexendo Web Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2010 and 2011, and March 31, 2011 and 2012, which is expected to be recognized as revenue within the next twelve to eighteen months (in thousands):

Crexendo Web Services backlog as of December 31, 2010	$964
Crexendo Web Services backlog as of March 31, 2011	$972

Crexendo Web Services backlog as of December 31, 2011	$1,142
Crexendo Web Services backlog as of March 31, 2012	$1,212

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended March 31, 2012 was $512,000 compared to $408,000 for the three months ended March 31, 2011.  The increase in cost of revenue for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $683,000 and $681,000 for the three months ended March 31, 2012 and 2011, respectively.  While the selling and marketing expense remained essentially flat, the composition of the expense changed as we increased the number of direct sales representatives to 21 in the current year from 12 in the prior year which resulted in an increase salaries and wages of $127,000 from the prior year.  This increase was off-set by a decrease in advertising spend of approximately $175,000, as we have shifted our focus from an advertising sale primarily through paid search advertising to less expensive vertical specific lead channels.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $138,000 and $60,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase in general and administrative expenses is primarily due to an increase in the allocation of office space rent from the three months ended March 31, 2012.

Operating Results of our Crexendo Network Services Division (in thousands)

	Three Months Ended March 31,
	2012	2011
Crexendo Network Services
Revenue	$75	$-
Operating expenses:
Cost of revenue	250	107
Selling and marketing	133	22
General and administrative	139	64
Research and development	241	293
Operating loss	$(688)	$(486)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Crexendo Network Services revenue for the three months ended March 31, 2012 was $75,000 compared to no revenue for the three months ended March 31, 2011.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives, as such; we had no revenue during the three months ended March 31, 2011.  As of March 31, 2012 we had seven dedicated telecom sales representatives.  A substantial portion of Crexendo Network Services’ revenue is generated through twenty-four to thirty-six month service contracts.  As such, we believe growth in Crexendo Network Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Network Services revenue backlog as of December 31, 2010 and 2011, and March 31, 2011 and 2012, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):

Crexendo Network Services backlog as of December 31, 2010	$-
Crexendo Network Services backlog as of March 31, 2011	$-

Crexendo Network Services backlog as of December 31, 2011	$155
Crexendo Network Services backlog as of March 31, 2012	$965

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our telecom services.  Cost of revenue for the three months ended March 31, 2012 was $250,000 compared to $107,000 for the three months ended March 31, 2011.  The increase in cost of revenue from the three months ended March 31, 2011 was primarily due to an increase in product costs due to more sales as well as an increase in customer support and provisioning personnel to support increased volume.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses for the three months ended March 31, 2012 was $133,000 compared to $22,000 for the three months ended March 31, 2011.  The increase in selling and marketing expenses was primarily due to the increase in the number of sales representatives to seven in the current period from none in the prior period.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $139,000 and $64,000 for the three months ended March 31, 2012 and 2011, respectively.  General and administrative expenses for the three months ended March 31, 2012 were higher than the three months ended March 31, 2011, due primarily to an increase in headcount and legal costs associated with governmental registrations in various states.

Research and Development

Research and development expenses consist primarily of payroll and related expenses which are attributable to the development of new telecom products.  Research and development expenses were $241,000 and $293,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease was primarily attributable to a decrease in our engineering head count.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Three Months Ended March 31,
	2012	2011
Unallocated corporate items
Operating Expenses
Cost of revenues	$13	$32
Selling and marketing	40	13
General and administrative	2,255	1,566
Research and development	353	579
Operating loss	$(2,661)	$(2,190)
Other Income	6	-
Loss before taxes	$(2,655)	$(2,190)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Unallocated corporate expenses, which are not allocated to specific segments of our operations, totaled $2,655,000 and $2,190,000 for the three months ended March 31, 2012 and 2011, respectively.  Unallocated costs increased for the three months ended March 31, 2012 due primarily to an increase in unallocated costs for rent, option expense, accounting services and software license and maintenance expense.  Following the suspension of the direct mail seminar sales channel, certain costs were reallocated back to corporate unallocated expenses.

Cost of Revenue

Cost of revenue consists of share-based compensation expense of $13,000 and $32,000 for the three months ended March 31, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses consist of share-based compensation which was $40,000 and $13,000 for the three months ended March 31, 2012 and 2011, respectively.

General and Administrative

Corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel expenses which are not allocated to specific segments.  Corporate general and administrative expenses were $2,255,000 and $1,566,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase was due primarily to higher rental expense primarily due to the favorable lease impairment adjustment in 2011 as well as an increase in unallocated option expense, accounting services, and software licenses and maintenance.

Research and Development

Research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team, whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $353,000 and $579,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease was due primarily to a reduction in headcount in our engineering department.

Liquidity and Capital Resources

Working Capital

As of March 31, 2012, we had working capital of $8,999,000, compared to $8,381,000 as of December 31, 2011. As of March 31, 2012, we had working capital, excluding deferred revenue, of $17,869,000, compared to $17,669,000 as of December 31, 2011. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The increase in working capital and working capital excluding deferred revenue is primarily attributable to the proceeds from exercise of stock options of $336,000 in the current quarter which was offset by the payment of $211,000 in dividends. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2012, we had $8,723,000 of cash and cash equivalents held primarily in operating accounts, compared to $8,658,000 as of December 31, 2011. During the three months ended March 31, 2012, we generated $652,000 in cash from operating activities and used $711,000 in cash from investing activities. During the three months ended March 31, 2012, we generated cash from financing activities of $124,000, primarily due to the exercise of stock options which was offset by the payment of dividends to stockholders.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $12,338,000 as of March 31, 2012 compared to $15,517,000 as of December 31, 2011. Long-term trade receivables, net of allowance for doubtful accounts, were $3,326,000 as of March 31, 2012 compared to $6,097,000 as of December 31, 2011. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.

Accounts Payable

Accounts payable as of March 31, 2012 totaled $1,059,000, compared to $1,153,000 as of December 31, 2011. Our accounts payable as of March 31, 2012 were generally within our vendors’ terms of payment.

Capital

As of March 31, 2012, total stockholders’ equity was $13,922,000, up from $13,347,000 at December 31, 2011. In addition to net income of $197,000, other significant changes in stockholders’ equity during the first three months of fiscal year 2012 included an increase of additional paid-in capital of $253,000 for options granted, $336,000 for stock issued under stock award plans, and a decrease of $211,000 for common stock dividends.

During the three months ended March 31, 2012, we declared cash dividends of $0.02 per common share, which were paid on April 4, 2012 to stockholders of record as of March 28, 2012.  The dividend payout ratio, representing dividends per share divided by basic and diluted income per share, was 107% for the three months ended March 31, 2012.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. We believe that these operating leases are immaterial to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Guidance – In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Our adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this guidance, effective January 1, 2012, did not have a material impact on our consolidated results of operations or financial condition.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, fluctuations in weather patterns, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2011 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on certain legal proceedings that we believe may be material to our business is set forth in “Part I – Item 3. Legal Proceedings” to the 2011 Form 10-K. Other than the information regarding the legal proceedings set forth under “Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, there were no material changes from the legal proceedings previously disclosed in on the 2011 Form 10-K. The information regarding legal proceedings as set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the three months ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*
XBRL INSTANCE DOCUMENT
XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

__________
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

May 11, 2012	Crexendo, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 11, 2012	By:	/s/ Jonathan R. Erickson
Jonathan R. Erickson Chief Financial Officer