Form 10-Q
period 2012-06-30
Crexendo, Inc.
filed 2012-08-10
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2012 was 10,669,201.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$8,443	$8,658
Restricted cash	1,965	1,965
Trade receivables, net of allowance of doubtful accounts of $852 as of June 30, 2012 and $3,512 as of December 31, 2011	7,735	9,420
Inventories	204	232
Equipment financing receivables	9	-
Income taxes receivable	514	552
Prepaid expenses and other	762	725
Total Current Assets	19,632	21,552

Certificate of deposit	500	500
Long-term trade receivables, net of allowance of doubtful accounts of $185 as of June 30, 2012 and $1,949 as of December 31, 2011	1,625	6,097
Long term equipment financing receivables	16	-
Property and equipment, net	3,718	4,055
Deferred income tax assets, net	272	279
Intangible assets	42	79
Goodwill	265	265
Other long-term assets	213	233
Total Assets	$26,283	$33,060

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$463	$1,153
Accrued expenses and other	1,718	2,240
Dividend payable	-	211
Deferred income tax liability	272	279
Deferred revenue, current portion	7,774	9,288
Total Current Liabilities	10,227	13,171

Deferred revenue, net of current portion	1,637	6,123
Other long-term liabilities	250	419
Total Liabilities	12,114	19,713

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,669,201
shares outstanding as of June 30, 2012 and 10,523,078 shares outstanding as of December 31, 2011	11	11
Additional paid-in capital	49,680	48,938
Accumulated deficit	(35,522)	(35,602)
Total Stockholders' Equity	14,169	13,347

Total Liabilities and Stockholders' Equity	$26,283	$33,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$4,914	$17,496	$10,169	$32,064
Operating expenses:
Cost of revenue	1,298	7,675	2,719	13,980
Selling and marketing	984	10,076	1,917	18,839
General and administrative	2,741	3,333	5,774	6,092
Research and development	505	871	1,099	1,743
Total operating expenses	5,528	21,955	11,509	40,654

Loss from operations	(614)	(4,459)	(1,340)	(8,590)

Other income (expense):
Interest income	524	1,316	1,266	2,469
Interest expense	-	(1)	-	(2)
Other income (expense), net	(14)	(39)	14	(33)
Total other income, net	510	1,276	1,280	2,434

Loss before income tax provision	(104)	(3,183)	(60)	(6,156)

Income tax benefit (provision)	(13)	(6,162)	140	(5,040)

Net (loss) income	$(117)	$(9,345)	$80	$(11,196)

Net income (loss) per common share:
Basic	$(0.01)	$(0.88)	$0.01	$(1.05)
Diluted	$(0.01)	$(0.88)	$0.01	$(1.05)

Dividends per common share:	$0.00	$0.02	$0.02	$0.04

Weighted average common shares outstanding:
Basic	10,634,104	10,642,384	10,582,372	10,640,489
Diluted	10,634,104	10,642,384	10,614,888	10,640,489

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2012
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	10,523,078	$11	$48,938	$(35,602)	$13,347
Expense for stock options granted to employees	-	-	455	-	455
Proceeds from the exercise of stock options	146,123	-	498	-	498
Dividends declared	-	-	(211)	-	(211)
Net income	-	-	-	80	80
Balance, June 30, 2012	10,669,201	$11	$49,680	$(35,522)	$14,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$80	$(11,196)
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	759	704
Impariment of inventory and intangible assets	-	1,075
Expense for stock options issued to employees	455	362
Deferred income tax provision	-	5,973
Change in uncertain tax positions	(167)	-
Changes in assets and liabilities:
Trade receivables	6,157	(3,223)
Equipment financing receivables	(25)	-
Inventories	28	345
Income taxes receivable	38	570
Prepaid expenses and other	(37)	411
Other long-term assets	20	(8)
Accounts payable, accrued expenses and other	(573)	(1,624)
Deferred revenue	(6,000)	4,773
Other long-term liabilities	4	(931)
Net cash provided by (used for) operating activities	739	(2,769)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,024)	(348)
Investment in subsidiary	-	(56)
Net cash used for investing activities	(1,024)	(404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	498	60
Repurchase of common stock	-	(89)
Payments made on contingent consideration	(6)	-
Dividend payments	(422)	(427)
Net cash provided by (used for) financing activities	70	(456)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(215)	(3,629)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,658	14,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,443	$10,578

Supplemental disclosure of cash flow information:
Cash paid (received) during the period:
Interest	$-	$1
Income taxes	(11)	(569)
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	$-	$213
Purchase of property and equipment included in accounts payable	16	395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Description of Business

Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in this Form 10-Q, we refer to Crexendo, Inc. and its wholly-owned subsidiaries, as “we,” “us,” or “the Company.” We are a hosted services company that provides e-commerce software, website development, web hosting, search engine optimization, link building, hosted telecommunication services, and broadband internet for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of the Company for the periods indicated.

(2)           Summary of Significant Accounting Policies

Basis of Presentation – These unaudited condensed consolidated financial statements include the financial statements of Crexendo, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In July of 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline division.  As a result, we have shifted our focus toward growing our Crexendo Web Services and Crexendo Network Services divisions.  We currently plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives. Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Use of Estimates- The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and operating expenses during the reporting period. Actual results will vary, and may vary materially, from these estimates.

Recently Adopted Accounting Guidance – As of January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04 related to guidance associated with fair value measurements and disclosures. This ASU clarifies the Financial Accounting Standards Board’s (FASB) intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

As of January 1, 2012, the Company adopted ASU 2011-05 related to guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income.  Adoption of this new guidance did not have a material impact on the Company’s financial statements.

As of January 1, 2012, the Company adopted ASU 2011-08 related to the testing of goodwill for impairment. The objective of this ASU is to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The ASU was effective for the Company beginning January 1, 2012. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

Other Comprehensive Income (Loss) – ASU 2011-05 guidance on the presentation of comprehensive income requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not have any components of other comprehensive income (loss) other than net income (loss).  Net income (loss) has been presented in the condensed consolidated statement of stockholders’ equity.

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the six months ended June 30, 2012 or 2011.

(3)           Dividends

During the six months ended June 30, 2012 and 2011, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2012)
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012
(Fiscal year 2011)
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011

On July 6, 2012, our Board of Directors declared a quarterly cash dividend of $0.02 per share on the company's common stock. The dividend was payable on July 24, 2012 to stockholders of record as of July 17, 2012.

(4)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net income per common share for the six months ended June 30, 2012 included 25,516 common share equivalents related to shares to be purchased under our Company’s employee stock option plan and 7,000 restricted shares held in escrow. Diluted net loss per common share for the three months ended June 30, 2012, the three months ended June 30, 2011, and the six months ended June 30, 2011 was the same as basic net loss per common share because the common share equivalents were anti-dilutive.  The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss) (in thousands)	$(117)	$(9,345)	$80	$(11,196)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,641,104	10,656,384	10,589,372	10,654,489
Weighted-average restricted shares held in escrow	(7,000)	(14,000)	(7,000)	(14,000)
Weighted-average basic shares outstanding	10,634,104	10,642,384	10,582,372	10,640,489
Dilutive employee stock options	-	-	25,516	-
Dilutive restricticed shares held in escrow	-	-	7,000	-
Diluted shares outstanding	10,634,104	10,642,384	10,614,888	10,640,489
Net income (loss) per common share:
Basic	$(0.01)	$(0.88)	$0.01	$(1.05)
Diluted	$(0.01)	$(0.88)	$0.01	$(1.05)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income (loss) per share.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Outstanding stock options	1,284,442	800,304	1,436,479	680,954
Restricted shares held in escrow	7,000	14,000	-	14,000
Total	1,291,442	814,304	1,436,479	694,954

(5)           Restricted Cash

We classified $1,965,000 as restricted cash as of June 30, 2012 and December 31, 2011, due to acquiring a letter of credit related to our telecommunications registration in Arizona, the compensating balance requirement for our merchant accounts, and purchasing card agreements.

(6)            Trade Receivables, net

Our trade receivables balance primarily consists of Extended Payment Term Agreements (EPTAs) sold through our workshop seminars.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2012	2011
Non-EPTA trade receivables	$170	$391
Conforming EPTAs	8,833	15,674
Non-Conforming EPTAs:
1 - 30 days	638	2,121
31 - 60 days	394	1,626
61 - 90 days	362	1,166
Gross trade receivables	10,397	20,978
Less allowance for doubtful accounts	(1,037)	(5,461)
Trade receivables, net	$9,360	$15,517

Current trade receivables, net	$7,735	$9,420
Long-term trade receivables, net	1,625	6,097
Trade receivables, net	$9,360	$15,517

(7)           Equipment Financing Receivables

On April 1, 2012, we began renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.  The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products. There is no significant after-market for our used equipment.  Residual values, if any, are established at lease inception using estimates of fair value at the end of the lease term.  The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.  Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases.

Equipment finance receivables arising from the rental of our hosted equipment through sales-type leases, were as follows (in thousands):

June 30,
2012
Gross financing receivables	$56
Unearned income	31
Financing receivables, net	25
Less: Billed portion of financing receivables, net	2
Less: Current portion of finance receivables not billed, net	7
Finance receivables due after one year	$16

Equipment finance receivables are expected to recognize as revenue within the next thirty-six months.

(8)           Income Taxes

Our effective tax rate for the three months ended June 30, 2012, was 13% which resulted in an income tax provision of $13,000.  Our effective tax rate for the six months ended June 30, 2012 was 233%, which resulted in a benefit for income taxes of $140,000. The benefit for the six months ended June 30, 2012 was primarily due to the statute of limitations expiring for a few uncertain tax positions.

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

(9)           Fair Value Measurements

We have financial instruments as of June 30, 2012 and December 31, 2011 for which the fair value is summarized below (in thousands):

	June 30, 2012		December 31, 2011
Description	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Trade receivables, net	$9,360	$9,192	$15,517	$15,178
Certificate of deposit	500	500	500	500
Goodwill	265	265	265	265
Intangible assets	42	42	79	79
Liabilities
Contingent consideration	$-	$-	$(6)	$(6)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair value measurement at reporting date
Description	As of June 30, 2012	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$500	$-	$500	$-

Description	As of December 31, 2011	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$500	$-	$500	$-
Liabilities:
Contingent consideration	$(6)	$-	$-	$(6)

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date
Description	As of June 30, 2012	Level 1	Level 2	Level 3

Assets:
Trade Receivables, net	$9,192	$-	$-	$9,192
Goodwill	265	-	-	265
Intangible Assets	42	-	-	42

Description	As of December 31, 2011	Level 1	Level 2	Level 3

Assets:
Trade Receivables, net	$15,178	-	-	$15,178
Goodwill	265	-	-	265
Intangible Assets	79	-	-	79

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the three month period ended June 30, 2012 are shown in the table below (in thousands):

Acquisition Contingent Consideration
Balances as of December 31, 2011	$6
Purchases, sales and settlements, net	(6)
Transfers in and/or (out) of Level 3	-
Balances as of June 30, 2012	$-

The carrying amount of certificate of deposits approximates fair value, as determined by certificates of deposits with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model using estimated market rates.

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies we consider to be appropriate. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, we had liabilities primarily related to StoresOnline legal proceedings of $220,000 and $381,000, respectively. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

 (11)       Segment Information

Management has chosen to organize the Company around differences in products and services.  Crexendo Web Services generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services generates revenue from selling hosted telecommunication and broadband data services. We believe StoresOnline will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Information on reportable segments and reconciliation to condensed consolidated net (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
StoresOnline	$4,054	$16,928	$8,464	$31,017
Crexendo Web Services	692	550	1,462	1,029
Crexendo Network Services	168	18	243	18
Consolidated revenue	4,914	17,496	10,169	32,064

Income (Loss) from Operations:
StoresOnline	3,110	(1,175)	6,296	(1,960)
Crexendo Web Services	(666)	(599)	(1,229)	(1,269)
Crexendo Network Services	(683)	(489)	(1,371)	(975)
Unallocated corporate items	(2,375)	(2,196)	(5,036)	(4,386)
Total operating loss	(614)	(4,459)	(1,340)	(8,590)
Other Income, net:
StoresOnline	504	1,276	1,268	2,434
Unallocated corporate items	6	-	12	-
Total other income	510	1,276	1,280	2,434
Loss before income tax provision
StoresOnline	3,614	101	7,564	474
Crexendo Web Services	(666)	(599)	(1,229)	(1,269)
Crexendo Network Services	(683)	(489)	(1,371)	(975)
Unallocated corporate items	(2,369)	(2,196)	(5,024)	(4,386)
Loss before income tax provision	$(104)	$(3,183)	$(60)	$(6,156)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a hosted services company that provides e-commerce software, website development, web hosting, search engine optimization, link building, hosted telecommunication services, and broadband internet for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of the Company.

The Company has three operating segment, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services.

StoresOnline – We offer a continuum of services and technology providing tools and training for businesses to establish a successful web presence.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.

We have historically derived a substantial portion of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held throughout the year, as well as principal collected on the sale of software licenses sold through extended payment term arrangements (“EPTAs”).  As a result of the restructuring plan we initiated in July 2011, we will no longer generate revenue from cash collected on the sale of our content management and web building software licenses at workshop events.  We believe we will, however, continue to generate revenue from principal collected on our EPTA contracts for the next year to eighteen months at a decreasing rate over that time period.

Crexendo Web Services – We generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs primarily for small and medium-sized businesses.

We generate professional services revenue primarily from website design and development, search engine optimization services, link building, paid search management services and conversion rate optimization services. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months.  We generate SaaS subscription fees on our website builder and website hosting fees.  Revenue is recognized ratably over the life of the contract for all subscription and hosting services.  Our hosting contracts are month to month.

Crexendo Network Services – Our hosted telecommunications services transmit calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user via a single “identity” to access and utilize services and features regardless of how the user is connected to the Internet.

We generate subscription fees from our hosted telecommunications and broadband internet services.  Our hosted telecommunication contracts typically have a 36 month term.  We generate product revenue and financing revenue from the sale and lease of our hosted telecommunications equipment.

Economic Factors

The tight credit markets in place over the past several years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our products and services through the seminar sales channel.  The high unemployment rate has had a negative impact on our StoresOnline customer base and has historically resulted in high default rates on our accounts receivable.  While we have seen our collection rates stabilize and improve over the past several quarters, our default rate remains high.  Since we recognize revenue when the cash is collected on our accounts receivable portfolio, an improvement in our collection rates will result in additional future revenue, while deterioration in our collection rate will decrease future revenue.

Opportunities

Technological and product innovation is the foundation of our long-term growth strategy, and we intend to increase our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. We have organized Crexendo Web Services and Crexendo Network Services around our primary business objectives which are to help entrepreneurs and small and medium-sized businesses increase the effectiveness and visibility of their online presence, as well as decreasing their infrastructure and communications costs.

We believe our long-term focus on investing in products and developing new and alternative sales channels is enabling us to build a foundation for growth by delivering innovative products, creating opportunities for potential channel partners, and improving customer satisfaction. Our focus continues to be to execute in key areas through ongoing innovation on our integrated content management software solution, responding effectively to customer and partner needs, and focusing internally on product excellence and accountability across our Company.

We have developed a University Program that allows universities to teach courses using our website building solution.  This program will provide an opportunity to expand our website hosting service offering as the Company will provide hosting services for websites developed by students using our platform.  We believe this program will allow us to grow our customer base.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  We believe that there were no significant changes to those critical accounting policies during the six months ended June 30, 2012.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$4,914	$17,496	$10,169	$32,064
Income (loss) before income taxes	(104)	(3,183)	(60)	(6,156)
Income tax benefit (provision)	(13)	(6,162)	140	(5,040)
Net income (loss)	(117)	(9,345)	80	(11,196)
Diluted net income (loss) per share	$(0.01)	$(0.88)	$0.01	$(1.05)

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenue

Total revenue decreased 72% in the three months ended June 30, 2012 compared with the corresponding period of 2011, primarily due to the suspension of our direct mail seminar sales in June 2011, which caused a 100% decrease in seminar sales, a 75% decrease in commissions from third parties and other revenue, and approximately, a 40% decrease in principal collected on our StoresOnline EPTAs.  StoresOnline revenue decreased 76% to $4,054,000 during the three months ended June 30, 2012, compared with $16,928,000 in the corresponding period in 2011.  The decrease was offset by increases in revenue from Web Services and Network Services offerings.  Crexendo Web Services revenue increased 26% to $692,000 during the three months ended June 30, 2012, compared with $550,000 in the corresponding period in 2011.  Crexendo Network Services increased 833% to $168,000 during the three months ended June 30, 2012, compared with $18,000 in the corresponding period in 2011.

Loss Before Income Taxes

Loss before income tax was $104,000 and $3,183,000 in the three months ended June 30, 2012 and 2011, respectively.  Revenue for the three months ended June 30, 2012 decreased $12,582,000 compared to corresponding period of 2011. Total operating expenses decreased 75% to $5,528,000 for the three months ended June 30, 2012, compared to $21,955,000 in the corresponding period of 2011.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2012 and 2011 was 13% and 194%, respectively, which resulted in a provision for income taxes of $13,000 and a provision for income taxes of $6,162,000, respectively.  The high tax expense for the three months ended June 30, 2011 was primarily the result of placing a full valuation allowance on our net deferred tax assets.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenue

Total net revenue decreased 68% in the six months ended June 30, 2012 compared with the corresponding period of 2011, primarily due to the suspension of our direct mail seminar sales in June 2011, which caused a 100% decrease in seminar sales, a 75% decrease in commissions from third parties and other revenue, and approximately, a 40% decrease in principal collected on our StoresOnline EPTAs.  StoresOnline revenue decreased 73% to $8,464,000 during the six months ended June 30, 2012, compared with $31,017,000 in the corresponding period in 2011. The decrease was offset by increases in revenue from Web Services and Network Services offerings. Crexendo Web Services revenue increased 42% to $1,462,000 during the six months ended June 30, 2012, compared with $1,029,000 in the corresponding period in 2011. Crexendo Network Services increased  1,250% to $243,000 during the six months ended June 30, 2012, compared with $18,000  in the corresponding period in 2011.

Loss Before Income Taxes

Loss before income tax was $60,000 for the six months ended June 30, 2012 compared with a loss of $6,156,000 in the corresponding period of 2011. Revenue for the six months ended June 30, 2012 decreased $21,895,000 compared to corresponding period of 2011. Total operating expenses decreased 72% to $11,509,000 for the six months ended June 30, 2012, compared to $40,654,000 in the corresponding period of 2011.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2012 and 2011 was 233% and 82%, respectively, which resulted in income tax benefit of $140,000 for the six months ended June 30, 2012 and a provision for income taxes of $5,040,000, for the six months ended June 30, 2011.  The income tax benefit in the current year is primarily due to the statute of limitations expiring for a few uncertain tax positions.  The high tax expense for the six months ended June 30, 2011 was primarily the result of placing a full valuation allowance on our net deferred tax assets.

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

Operating Results of StoresOnline (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
StoresOnline
Revenue	$4,054	$16,928	$8,464	$31,017
Operating expenses:
Cost of revenue	471	7,046	1,117	12,804
Selling and marketing	64	9,468	141	17,515
General and administrative	409	1,589	910	2,658
Operating income (loss)	3,110	(1,175)	6,296	(1,960)
Other income	504	1,276	1,268	2,434
Income before taxes	$3,614	$101	$7,564	$474

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenue

Revenue from StoresOnline for the three months ended June 30, 2012 decreased 76% to $4,054,000, from $16,928,000 for the three months ended June 30, 2011.

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

Revenue related to cash collected under EPTA agreements decreased to $2,629,000 for the three months ended June 30, 2012, compared to $4,383,000 for the three months ended June 30, 2011.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended June 30, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of March 31, 2011	$25,617
Cash collected on Principal of EPTA Contracts	(4,383)
Deferred revenue added during period (net of writeoffs)	6,733
StoresOnline deferred revenue as of June 30, 2011	$27,967

StoresOnline deferred revenue as of March 31, 2012	$12,038
Cash collected on Principal of EPTA Contracts	(2,629)
Deferred revenue recognized during the period (net of writeoffs)	(181)
StoresOnline deferred revenue as of June 30, 2012	$9,228

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended June 30, 2012, compared to $9,241,000 of cash sales at events in the three months ended June 30, 2011.  Hosting revenue decreased to $829,000 in the three months ended June 30, 2012 compared to $1,326,000 in the three months ended June 30, 2011.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 70% to $596,000 for the three months ended June 30, 2012, from $1,978,000 for the three months ended June 30, 2011, due primarily to our decision to suspend our direct mail seminar sales channel.  As a result of this decision, we no longer sent leads to these third parties, and as such, we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct internet training workshops, credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue for the three months ended June 30, 2012 decreased 93% to $471,000, from $7,046,000 for the three months ended June 30, 2011.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we no longer incurred the costs to conduct the internet training workshops.  The cost of revenue for the three months ended June 30, 2012 primarily related to the cost to fulfill products sold through our inside sales group and customer services costs.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses for the three months ended June 30, 2012 decreased 99% to $64,000, from $9,468,000 for the three months ended June 30, 2011.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling and marketing expenses associated with those seminars, which accounted for most of our selling and marketing expenses in 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2012 decreased to $409,000 from $1,589,000 for the three months ended June 30, 2011.  The decrease was primarily due to the suspension of our direct mail seminar sales channel, which resulted in decreases in head count and other general and administrative expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. For the three months ended June 30, 2012 and 2011, other income was $504,000 and $1,276,000, respectively.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenue

Revenue from StoresOnline for the six months ended June 30, 2012 decreased 73% to $8,464,000, from $31,017,000 for the six months ended June, 2011.

Following our decision to suspend our direct mail seminar sales in July 2011, revenue from StoresOnline has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs.  Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased to $5,749,000 for the six months ended June 30, 2012, compared to $8,588,000 for the six months ended June 30, 2011.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts entered into prior to July 2011 as cash is collected on those contracts.  EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.

The following table summarizes the activity within deferred revenue for the six months ended June 30, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of December 31, 2010	$23,229
Cash collected on Principal of EPTA Contracts	(8,588)
Deferred revenue added during period (net of writeoffs)	13,326
StoresOnline deferred revenue as of June 30, 2011	$27,967

StoresOnline deferred revenue as of December 31, 2011	$15,196
Cash collected on Principal of EPTA Contracts	(5,749)
Deferred revenue recognized during the period (net of writeoffs)	(219)
StoresOnline deferred revenue as of June 30, 2012	$9,228

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the six months ended June 30, 2012, compared to $16,213,000 of cash sales at events in the six months ended June 30, 2011.  Hosting revenue decreased to $1,653,000 in the six months ended June 30, 2012 compared to $2,331,000 in the six months ended June 30, 2011.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since June 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 73% to $1,062,000 for the six months ended June 30, 2012, from $3,886,000 for the six months ended June 30, 2011, due primarily to our decision to suspend our direct mail seminar sales channel.  As a result of this decision, we no longer sent leads to these third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct internet training workshops, credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue for the six months ended June, 2012 decreased 91% to $1,117,000, from $12,804,000 for the six months ended June 30, 2011.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we no longer incurred the costs to conduct the internet training workshops.  The cost of revenue for the six months ended June 30, 2012 primarily related to the cost to fulfill products sold through our inside sales group and customer services costs.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, associated with our inside sales group.  Selling and marketing expenses for the six months ended June 30, 2012 decreased 99% to $141,000, from $17,515,000 for the six months ended June 30, 2011.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011. As a result of this suspension, we no longer incur the selling and marketing expenses associated with those seminars, which accounted for most of our selling and marketing expenses in 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, rent, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for the six months ended June 30, 2012 decreased to $910,000 from $2,658,000 for the six months ended June 30, 2011.  The decrease was primarily due to the suspension of our direct mail seminar sales channel, which resulted in decreases in head count and other general and administrative expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an annual 18% simple interest rate. For the six months ended June 30, 2012 and 2011, other income was $1,268,000 and $2,434,000, respectively.

Operating Results of Crexendo Web Services (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Crexendo Web Services
Revenue	$692	$550	$1,462	$1,029
Operating Expenses:
Cost of revenue	483	439	995	847
Selling and marketing	734	608	1,417	1,289
General and administrative	141	102	279	162
Operating loss	$(666)	$(599)	$(1,229)	$(1,269)

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenue

Crexendo Web Services revenue for the three months ended June 30, 2012 was $692,000, compared to $550,000 for the three months ended June 30, 2011.  The increase in revenue was primarily due to our increased focus on this division following the reduction in operations in our StoresOnline division, as well as an increase in number of sales representatives.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services revenue backlog as of March 31, 2011 and 2012, and June 30, 2011 and 2012, which is expected to be recognized as revenue within the next twelve to eighteen months (in thousands):

Crexendo Web Services backlog as of March 31, 2011	$972
Crexendo Web Services backlog as of June 30, 2011	$1,196

Crexendo Web Services backlog as of March 31, 2012	$1,212
Crexendo Web Services backlog as of June 30, 2012	$1,007

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the three months ended June 30, 2012 was $483,000 compared to $439,000 for the three months ended June 30, 2011.  The increase in cost of revenue for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $734,000 and $608,000 for the three months ended June 30, 2012 and 2011, primarily due to a $116,000 increase in our sales force expense.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $141,000 and $102,000 for the three months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses is primarily due to a $49,000 increase in the office space rent allocation for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenue

Crexendo Web Services revenue for the six months ended June 30, 2012 was $1,462,000, compared to $1,029,000 for the six months ended June 30, 2011.  The increase in revenue was primarily due to our increased focus on this division following the reduced operations in our StoresOnline division, as well as an increase in number of sales representatives.  Revenue from Crexendo Web Services is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services’ revenue is generated through six to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2010 and 2011, and June 30, 2011 and 2012, which is expected to be recognized as revenue within the next twelve to eighteen months (in thousands):

Crexendo Web Services backlog as of December 31, 2010	$964
Crexendo Web Services backlog as of June 30, 2011	$1,196

Crexendo Web Services backlog as of December 31, 2011	$1,142
Crexendo Web Services backlog as of June 30, 2012	$1,007

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services.  Cost of revenue for the six months ended June 30, 2012 was $995,000 compared to $847,000 for the six months ended June 30, 2011.  The increase in cost of revenue for the current period is related to an increase in headcount as we continue to increase our fulfillment capacity as revenue increases.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $1,417,000 and $1,289,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in selling and marketing expenses is primarily related to the increase in our direct sales representatives, which resulted in $237,000 increase in salaries and wages. This increase was off-set by a decrease in advertising spend of approximately $115,000, as we have shifted our focus from an advertising sale primarily through paid search advertising to less expensive vertical specific lead channels.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $279,000 and $162,000 for the six months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses is primarily due to a $100,000 increase in the office space rent allocation for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Operating Results of our Crexendo Network Services Division (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Crexendo Network Services
Revenue	$168	$18	$243	$18
Operating expenses:
Cost of revenue	329	158	579	265
Selling and marketing	142	-	275	22
General and administrative	127	58	266	122
Research and development	253	291	494	584
Operating loss	$(683)	$(489)	$(1,371)	$(975)

Three months ended June 30, 2012 compared to Three months ended June 30, 2011

Revenue

Crexendo Network Services revenue for the three months ended June 30, 2012 was $168,000 compared to $18,000 for the three months ended June 30, 2011.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives.  As of June 30, 2012 we had twenty-four direct sales representatives.  A substantial portion of Crexendo Network Services’ revenue is generated through twenty-four to thirty-six month service contracts.  As such, we believe growth in Crexendo Network Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Network Services revenue backlog as of March 31, 2011 and 2012, and June 30, 2011 and 2012, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):
Crexendo Network Services backlog as of March 31, 2011	$-
Crexendo Network Services backlog as of June 30, 2011	$-

Crexendo Network Services backlog as of March 31, 2012	$965
Crexendo Network Services backlog as of June 30, 2012	$1,292

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted communication services.  Cost of revenue for the three months ended June 30, 2012 was $329,000 compared to $158,000 for the three months ended June 30, 2011.  The increase in cost of revenue from the three months ended June 30, 2011 was primarily due to an increase in customer support costs of $96,000 and an increase in bandwidth costs of $57,000.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses for the three months ended June 30, 2012 was $142,000 compared to no expenses for the three months ended June 30, 2011.  The increase in selling and marketing expenses was primarily due to an $87,000 increase in the direct sales force expense combined with a $55,000 increase in advertising spend.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $127,000 and $58,000 for the three months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses for the three months ended June 30, 2012 primarily consisted of additional salaries and benefits, increase in rental expense allocation and various professional services costs.

Research and Development

Research and development expenses consist primarily of payroll and related expenses which are attributable to the development of new hosted telecommunications products.  Research and development expenses were $253,000 and $291,000 for the three months ended June 30, 2012 and 2011, respectively.  The decrease was primarily attributable to a decrease in our engineering head count.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenue

Crexendo Network Services revenue for the six months ended June 30, 2012 was $243,000 compared to $18,000 for the six months ended June 30, 2011.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives, as such; we had no revenue during the six months ended June 30, 2011.  As of June 30, 2012 we had twenty-four direct sales representatives.  A substantial portion of Crexendo Network Services’ revenue is generated through twenty-four to thirty-six month service contracts.  As such, we believe growth in Crexendo Network Services will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Network Services revenue backlog as of December 31, 2010 and 2011, and June 30, 2011 and 2012, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):

Crexendo Network Services backlog as of December 31, 2010	$-
Crexendo Network Services backlog as of June 30, 2011	$-

Crexendo Network Services backlog as of December 31, 2011	$155
Crexendo Network Services backlog as of June 30, 2012	$1,292

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services.  Cost of revenue for the six months ended June 30, 2012 was $579,000 compared to $265,000 for the six months ended June 30, 2011.  The increase in cost of revenue from the three months ended June 30, 2011 was primarily was primarily due to an increase in customer support costs of $180,000 and an increase in bandwidth costs of $86,000.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses for the six months ended June 30, 2012 was $275,000 compared to $22,000 for the six months ended June 30, 2011.  The increase in selling and marketing expenses was primarily due to a $165,000 increase in the direct sales force expense combined with a $88,000 increase in advertising spend.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $266,000 and $122,000 for the six months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses for the six months ended June 30, 2012 primarily consisted of additional salaries and benefits, increase in rental expense allocation and various professional services costs.

Research and Development

Research and development expenses consist primarily of payroll and related expenses which are attributable to the development of new hosted telecommunication products.  Research and development expenses were $494,000 and $584,000 for the six months ended June 30, 2012 and 2011, respectively.  The decrease was primarily attributable to a decrease in our engineering head count.

Results of our Corporate and Other Unallocated Operations (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unallocated corporate items
Operating Expenses
Cost of revenues	$15	$32	$28	$64
Selling and marketing	44	-	84	13
General and administrative	2,064	1,584	4,319	3,150
Research and development	252	580	605	1,159
Operating loss	(2,375)	(2,196)	(5,036)	(4,386)
Other Income	6	-	12	-
Loss before taxes	$(2,369)	$(2,196)	$(5,024)	$(4,386)

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Unallocated corporate expenses, which are not allocated to specific segments of our operations, totaled $2,375,000 and $2,196,000 for the three months ended June 30, 2012 and 2011, respectively.  Unallocated costs increased for the three months ended June 30, 2012 due primarily to an increase in unallocated costs for rent, option expense, insurance, accounting services and software license and maintenance expense.  Following the suspension of the direct mail seminar sales channel, certain costs were reallocated back to corporate unallocated expenses.

Cost of Revenue

Unallocated corporate cost of revenue consists of share-based compensation expense of $15,000 and $32,000 for the three months ended June 30, 2012 and 2011, respectively.

Selling and Marketing

Unallocated corporate selling and marketing expenses consist of share-based compensation which was $44,000 and no expenses for the three months ended June 30, 2012 and 2011, respectively.

General and Administrative

Unallocated corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel expenses which are not allocated to specific segments.  Unallocated corporate general and administrative expenses were $2,064,000 and $1,584,000 for the three months ended June 30, 2012 and 2011, respectively.  Unallocated general and administrative expenses increased for the three months ended June 30, 2012 due primarily to an increase in unallocated costs for rent, option expense, insurance, accounting services and software license and maintenance expense.  During the third quarter, we anticipate evacuating our office space in Orem, Utah and taking a non-cash charge, as a result we expect rent expense to decrease in future periods.

Research and Development

Unallocated corporate research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team, whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $252,000 and $580,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease was due primarily to a reduction in headcount in our engineering department.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Unallocated corporate expenses, which are not allocated to specific segments of our operations, totaled $5,036,000 and $4,386,000 for the six months ended June 30, 2012 and 2011, respectively.  Unallocated costs increased for the six months ended June 30, 2012 due primarily to an increase in unallocated costs for rent, option expense, insurance, accounting services and software license and maintenance expense.  Following the suspension of the direct mail seminar sales channel, certain costs were reallocated back to corporate unallocated expenses.

Cost of Revenue

Unallocated corporate cost of revenue consists of share-based compensation expense of $28,000 and $64,000 for the six months ended June 30, 2012 and 2011, respectively.

Selling and Marketing

Unallocated corporate selling and marketing expenses consist of share-based compensation which was $84,000 and $13,000 for the six months ended June 30, 2012 and 2011, respectively.

General and Administrative

Unallocated corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel expenses which are not allocated to specific segments.  Unallocated corporate general and administrative expenses were $4,319,000 and $3,150,000 for the six months ended June 30, 2012 and 2011, respectively.  The increase was due primarily to higher rental expense primarily due to the favorable lease impairment adjustment in 2011 as well as an increase in unallocated option expense, accounting services, insurance and software licenses and maintenance expenses.   During the third quarter, we anticipate evacuating our office space in Orem, Utah and taking a non-cash charge, as a result we expect rent expense to decrease in future periods.

Research and Development

Unallocated corporate research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team, whose cost cannot be specifically allocated to any particular segment. Unallocated corporate research and development expenses were $605,000 and $1,159,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease was due primarily to a reduction in headcount in our engineering department.

Liquidity and Capital Resources

Working Capital

As of June 30, 2012, we had working capital of $9,405,000, compared to $8,381,000 as of December 31, 2011. As of June 30, 2012, we had working capital, excluding deferred revenue, of $17,179,000, compared to $17,669,000 as of December 31, 2011. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements. The increase in working capital and working capital excluding deferred revenue is primarily attributable to the proceeds from exercise of stock options of $498,000 in the current quarter which was offset by the payment of $422,000 in dividends and a decrease of $1,212,000 in accounts payable and accrued liabilities. We believe we have sufficient liquidity and capital resources to meet our needs for at least the next twelve months.

Cash and Cash Equivalents

As of June 30, 2012, we had $8,443,000 of cash and cash equivalents held primarily in operating accounts, compared to $8,658,000 as of December 31, 2011. During the six months ended June 30, 2012, we generated $739,000 in cash from operating activities and used $1,024,000 in cash for investing activities. During the six months ended June 30, 2012, we generated cash from financing activities of $70,000, primarily due to the exercise of stock options which was offset by the payment of dividends to stockholders.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $9,360,000 as of June 30, 2012, compared to $15,517,000 as of December 31, 2011. Long-term trade receivables, net of allowance for doubtful accounts, were $1,625,000 as of June 30, 2012 compared to $6,097,000 as of December 31, 2011. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at June 30, 2012 is primarily related to cash collections of EPTA agreements of $5,749,000 for the six month period ended June 30, 2012.

Accounts Payable

Accounts payable as of June 30, 2012 totaled $463,000, compared to $1,153,000 as of December 31, 2011. Our accounts payable as of June 30, 2012 were generally within our vendors’ terms of payment.

Capital

As of June 30, 2012, total stockholders’ equity was $14,169,000, up from $13,347,000 at December 31, 2011. The significant changes in stockholders’ equity during the first six months of fiscal year 2012 included an increase of additional paid-in capital of $455,000 for options granted, $498,000 in proceeds from stock option exercises, and a decrease of $211,000 for common stock dividends declared. In addition, we had net income of $80,000 for the six month period ending June 30, 2012.

Off Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Impact of Recent Accounting Pronouncements

Not Applicable

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2011 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the six months ended June 30, 2012.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

August 9, 2012	Crexendo, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo

Chief Executive Officer

August 9, 2012	By:	/s/ Ronald Vincent
Ronald Vincent

Chief Financial Officer