Form 10-Q
period 2012-09-30
Crexendo, Inc.
filed 2012-11-06
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

—————————
FORM 10-Q
—————————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.

Commission file number 001-32277

—————————
Crexendo, Inc.
(Exact name of registrant as specified in its charter)
—————————

Delaware	87-0591719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 South 52nd Street, Tempe, AZ	85281
(Address of Principal Executive Offices)	(Zip Code)

(602) 714-8500
 (Registrant’s telephone number, including area code)

__________________________
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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 10,669,201.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$7,639	$8,658
Restricted cash	1,965	1,965
Trade receivables, net of allowance of doubtful accounts of $1,993
as of September 30, 2012 and $3,512 as of December 31, 2011	4,326	9,420
Inventories	185	232
Equipment financing receivables	11	-
Income taxes receivable	339	552
Prepaid expenses and other	821	725
Total Current Assets	15,286	21,552

Certificate of deposit	500	500
Long-term trade receivables, net of allowance of doubtful accounts of $349
as of September 30, 2012 and $1,949 as of December 31, 2011	720	6,097
Long-term equipment financing receivables	48	-
Property and equipment, net	3,568	4,055
Deferred income tax assets, net	272	279
Intangible assets	24	79
Goodwill	265	265
Other long-term assets	188	233
Total Assets	$20,871	$33,060

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$638	$1,153
Accrued expenses and other	1,435	2,240
Dividend payable	-	211
Deferred income tax liability	272	279
Deferred revenue, current portion	4,234	9,288
Total Current Liabilities	6,579	13,171

Deferred revenue, net of current portion	728	6,123
Other long-term liabilities	252	419
Total Liabilities	7,559	19,713

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,669,201 shares outstanding as of September 30, 2012 and 10,523,078 shares outstanding
as of December 31, 2011	11	11
Additional paid-in capital	49,629	48,938
Accumulated deficit	(36,328)	(35,602)
Total Stockholders' Equity	13,312	13,347

Total Liabilities and Stockholders' Equity	$20,871	$33,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,865	$10,242	$14,034	$42,306
Operating expenses:
Cost of revenue	1,233	2,057	3,952	16,037
Selling and marketing	987	806	2,904	19,645
General and administrative	2,440	3,276	8,214	9,368
Research and development	420	807	1,519	2,550
Total operating expenses	5,080	6,946	16,589	47,600

Income (loss) from operations	(1,215)	3,296	(2,555)	(5,294)

Other income (expense):
Interest income	383	1,306	1,649	3,775
Interest expense	-	-	-	(2)
Other income (expense), net	36	(56)	50	(89)
Total other income, net	419	1,250	1,699	3,684

Income (loss) before income tax provision	(796)	4,546	(856)	(1,610)

Income tax benefit (provision)	(10)	(39)	130	(5,079)

Net income (loss)	$(806)	$4,507	$(726)	$(6,689)

Net income (loss) per common share:
Basic	$(0.08)	$0.43	$(0.07)	$(0.63)
Diluted	$(0.08)	$0.42	$(0.07)	$(0.63)

Dividends per common share:	$0.02	$0.02	$0.04	$0.06

Weighted average common shares outstanding:
Basic	10,666,816	10,589,132	10,610,813	10,623,341
Diluted	10,666,816	10,618,254	10,610,813	10,623,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2012
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	10,523,078	$11	$48,938	$(35,602)	$13,347
Expense for stock options granted to employees	-	-	617	-	617
Proceeds from the exercise of stock options	146,123	-	498	-	498
Dividends declared	-	-	(424)	-	(424)
Net loss	-	-	-	(726)	(726)
Balance, September 30, 2012	10,669,201	$11	$49,629	$(36,328)	$13,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(726)	$(6,689)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,042	1,000
Impairment of inventory and intangible assets	-	1,169
Loss on subsidiary	-	56
Expense for stock options issued to employees	617	686
Deferred income tax provision	-	5,973
Change in uncertain tax positions	(165)	-
Changes in assets and liabilities:
Trade receivables	10,471	2,216
Equipment financing receivables	(59)	-
Inventories	47	419
Income taxes receivable	213	583
Prepaid expenses and other	(96)	557
Other long-term assets	45	(15)
Accounts payable, accrued expenses and other	(696)	(4,171)
Deferred revenue	(10,449)	(3,942)
Other long-term liabilities	4	(931)
Net cash provided by (used for) operating activities	248	(3,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,124)	(764)
Investment in subsidiary	-	(56)
Net cash used for investing activities	(1,124)	(820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	498	68
Repurchase of common stock	-	(682)
Payments made on contingent consideration	(6)	(36)
Dividend payments	(635)	(640)
Net cash used for financing activities	(143)	(1,290)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,019)	(5,199)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,658	14,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,639	$9,008

Supplemental disclosure of cash flow information:
Cash received during the period:
Income taxes	$178	$530
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	-	211
Purchase of property and equipment included in accounts payable	31	313

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

In July of 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  As a result, we have shifted our focus toward growing our Crexendo Web Services segment and Crexendo Network Services segment.  We currently plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives. Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Revenue Recognition - On April 1, 2012, we began renting our hosted telecommunication equipment through leasing contracts that we classify as either operating leases or sale-type leases.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.  The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at lease inception using estimates of fair value at the end of the lease term.  The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.  Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

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

As of January 1, 2012, the Company adopted ASU 2011-05 related to guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income.  Adoption of this new guidance did not have a material impact on the Company’s financial statements.  The Company does not have any components of other comprehensive income (loss) other than net income (loss), which has been presented in the condensed consolidated statement of stockholders’ equity.

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

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the nine months ended September 30, 2012 or 2011.

(3)           Dividends

During the nine months ended September 30, 2012 and 2011, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2012)
July 6, 2012	$0.02	July 17, 2012	$213,000	July 24, 2012
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012

(Fiscal year 2011)
September 28, 2011	$0.02	October 10, 2011	$211,000	October 14, 2011
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011

On October 24, 2012, we announced the suspension of the quarterly dividend program.

(4)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net income per common share for the three months ended September 30, 2011 included 22,122 common share equivalents related to shares to be purchased under our Company’s employee stock option plan and 7,000 restricted shares held in escrow. Diluted net loss per common share for the three months ended September 30, 2012, the nine months ended September 30, 2012, and the nine months ended September 30, 2011 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) (in thousands)	$(806)	$4,507	$(726)	$(6,689)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,669,200	10,598,516	10,616,275	10,635,797
Weighted-average restricted shares held in escrow	(2,384)	(9,384)	(5,462)	(12,456)
Weighted-average basic shares outstanding	10,666,816	10,589,132	10,610,813	10,623,341
Dilutive employee stock options	-	22,122	-	-
Dilutive restricted shares held in escrow	-	7,000	-	-
Diluted shares outstanding	10,666,816	10,618,254	10,610,813	10,623,341
Net income (loss) per common share:
Basic	$(0.08)	$0.43	$(0.07)	$(0.63)
Diluted	$(0.08)	$0.42	$(0.07)	$(0.63)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income (loss) per share.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Outstanding stock options	1,496,710	1,420,817	1,385,744	787,062
Restricted shares held in escrow	2,384	-	5,462	12,456
Total	1,499,094	1,420,817	1,391,206	799,518

(5)           Restricted Cash

We classified $1,965,000 as restricted cash as of September 30, 2012 and December 31, 2011, due to acquiring a letter of credit related to our telecommunications registration in Arizona, the compensating balance requirement for our merchant accounts, and purchasing card agreements.

(6)           Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2012	2011

Non-EPTA trade receivables	$451	$391
Conforming EPTAs	5,974	15,674
Non-Conforming EPTAs:
1 - 30 days	461	2,121
31 - 60 days	293	1,626
61 - 90 days	209	1,166
Gross trade receivables	7,388	20,978
Less allowance for doubtful accounts	(2,342)	(5,461)
Trade receivables, net	$5,046	$15,517

Current trade receivables, net	$4,326	$9,420
Long-term trade receivables, net	720	6,097
Trade receivables, net	$5,046	$15,517

(7)           Equipment Financing Receivables

On April 1, 2012, we began renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.  The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at lease inception using estimates of fair value at the end of the lease term.  The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.  Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases.

Equipment finance receivables arising from the rental of our hosted equipment through sales-type leases, were as follows (in thousands):

September 30,
2012
Gross financing receivables	$133
Less unearned income	(74)
Financing receivables, net	59
Less: Billed portion of financing receivables, net	2
Less: Current portion of finance receivables not billed, net	9
Finance receivables due after one year	$48

Equipment finance receivables are expected to be collected within the next thirty-six months.

(8)           Income Taxes

Our effective tax rate for the three months ended September 30, 2012, was 1% which resulted in an income tax provision of $10,000, for minimum state taxes.  Our effective tax rate for the nine months ended September 30, 2012 was 15%, which resulted in a benefit for income taxes of $130,000. The benefit for the nine months ended September 30, 2012 was primarily due to the statute of limitations expiring for a few uncertain tax positions.

Our effective tax rate for the three and nine months ended September 30, 2011 was 1% and 315%, respectively, which resulted in a provision for income taxes of $39,000 and $5,079,000, respectively.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. During the nine months ended September 30, 2011, we placed a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline segment, the restructuring of the StoresOnline segment, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized; accordingly, we recorded a full valuation allowance. Subsequent to placing a full valuation allowance on our net deferred tax assets, adjustments impacting our tax rate have been and are expected to continue to be insignificant.

(9)           Fair Value Measurements

We have financial instruments as of September 30, 2012 and December 31, 2011 for which the fair value is summarized below (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$5,046	$4,959	$15,517	$15,178
Certificate of deposit	500	500	500	500
Liabilities:
Contingent consideration	$-	$-	$(6)	$(6)

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2012. Liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2011 (in thousands):

	As of December 31,	Fair value measurement at reporting date
Description	2011	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$(6)	$-	$-	$(6)

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	As of September 30,	Fair value measurement at reporting date
Description	2012	Level 1	Level 2	Level 3
Assets:
Trade receivables, net	$4,959	$-	$-	$4,959
Certificate of deposit	500	-	500	-
Goodwill	265	-	-	265
Financing receivables, net	59	-	-	59
Intangible assets	24	-	-	24

	As of December 31,
Description	2011	Level 1	Level 2	Level 3
Assets:
Trade receivables, net	$15,178	$-	$-	$15,178
Certificate of deposit	500	-	500	-
Goodwill	265	-	-	265
Intangible assets	79	-	-	79

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the nine month period ended September 30, 2012 are shown in the table below (in thousands):

Acquisition Contingent Consideration

Balance as of January 1, 2012	$6
Purchases, sales and settlements, net	(6)
Transfers in and/or (out) of Level 3	-
Balance as of September 30, 2012	$-

The carrying amount of certificate of deposits approximates fair value, as determined by certificates of deposits with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model using estimated market rates.  The financing receivables consist of sales-type leases arising from rental transactions of our hosted equipment,

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies we consider to be appropriate. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, we had liabilities primarily related to StoresOnline legal proceedings of $202,000 and $381,000, respectively. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(11)        Segment Information

Management has chosen to organize the Company around differences in products and services.  Crexendo Web Services segment generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services segment generates revenue from selling hosted telecommunication and broadband data services. We believe StoresOnline segment will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

Information on reportable segments and reconciliation to condensed consolidated net (loss) income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
StoresOnline	$3,055	$9,542	$11,519	$40,559
Crexendo Web Services	575	648	2,037	1,677
Crexendo Network Services	235	52	478	70
Consolidated revenue	3,865	10,242	14,034	42,306

Income (Loss) from Operations:
StoresOnline	2,264	6,692	8,560	4,732
Crexendo Web Services	(831)	(537)	(2,060)	(1,806)
Crexendo Network Services	(592)	(521)	(1,963)	(1,496)
Unallocated corporate items	(2,056)	(2,338)	(7,092)	(6,724)
Total operating income (loss)	(1,215)	3,296	(2,555)	(5,294)
Other Income, net:
StoresOnline	406	1,241	1,674	3,675
Unallocated corporate items	13	9	25	9
Total other income	419	1,250	1,699	3,684
Income (loss) before income tax provision
StoresOnline	2,670	7,933	10,234	8,407
Crexendo Web Services	(831)	(537)	(2,060)	(1,806)
Crexendo Network Services	(592)	(521)	(1,963)	(1,496)
Unallocated corporate items	(2,043)	(2,329)	(7,067)	(6,715)
Income (loss) before income tax provision	$(796)	$4,546	$(856)	$(1,610)

(12)         Quarterly Financial Information (unaudited)

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012
	(In thousands, except per share data)
Revenues	$5,255	$4,914	$3,865
Cost of revenue	1,421	1,298	1,233
Selling and marketing	933	984	987
General and administrative	3,033	2,741	2,440
Research and development	594	505	420
Loss from operations	(726)	(614)	(1,215)
Total other income	770	510	419
Income (loss) before income taxes	44	(104)	(796)
Income tax benefit (provision)	153	(13)	(10)
Net income (loss)	$197	$(117)	$(806)

Basic net income (loss) per common share	$0.02	$(0.01)	$(0.08)
Diluted net income (loss) per common share	$0.02	$(0.01)	$(0.08)

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012
	(In thousands, except per share data)
Revenues	$14,568	$17,496	$10,242
Cost of revenue	6,305	7,675	2,057
Selling and marketing	8,763	10,076	806
General and administrative	2,759	3,333	3,276
Research and development	872	871	807
Loss from operations	(4,131)	(4,459)	3,296
Total other income	1,158	1,276	1,250
Income (loss) before income taxes	(2,973)	(3,183)	4,546
Income tax benefit (provision)	1,122	(6,162)	(39)
Net income (loss)	$(1,851)	$(9,345)	$4,507

Basic net income (loss) per common share	$(0.17)	$(0.88)	$0.43
Diluted net income (loss) per common share	$(0.17)	$(0.88)	$0.42

(13)         Subsequent Events

On October 24, 2012, we announced the suspension of the quarterly dividend program.

During the fourth quarter, we anticipate abandoning our office space in Orem, Utah and we will be taking a non-cash lease abandonment charge.  As a result, we expect rent expense to decrease in future periods.

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

The Company has three operating segments, which consist of the StoresOnline, Crexendo Web Services, and Crexendo Network Services segments.

StoresOnline segment – We offer a continuum of services and technology providing tools and training for businesses to establish a successful web presence.  Our Do-It-Yourself package includes our robust content management and website building solution, fully enabled e-commerce package, online marketing tools, and educational training modules.

We have historically derived a substantial portion of our revenue from cash collected on the sale of our content management and web building software licenses at workshop events held in prior years, as well as principal collected on the sale of software licenses sold through extended payment term arrangements (“EPTAs”).  As a result of the restructuring plan we initiated in July 2011, we will no longer generate revenue from cash collected on the sale of our content management and web building software licenses at workshop events.  We believe we will, however, continue to generate revenue from principal collected on our EPTA contracts for the next year to eighteen months at a decreasing rate over that time period.

Crexendo Web Services segment – We generate revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs primarily for small and medium-sized businesses.

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

Crexendo Network Services Segment - Our hosted telecommunications services transmit calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user via a single “identity” to access and utilize services and features regardless of how the user is connected to the Internet, whether it be from a desktop device or a mobile device.

We generate subscription fees from our hosted telecommunications and broadband Internet services.  Our hosted telecommunication contracts typically have a 36 month term.  We generate product revenue and equipment financing revenue from the sale and lease of our hosted telecommunications equipment.  Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

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

Opportunities

Technological and product innovation is the foundation of our long-term growth strategy, and we intend to increase our commitment to invest in product development, engineering excellence, and delivering high-quality products and services to customers. We have organized Crexendo Web Services segment and Crexendo Network Services segment around our primary business objectives which are to help entrepreneurs and small and medium-sized businesses increase the effectiveness and visibility of their online presence, as well as decreasing their infrastructure and communications costs.

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

We have developed a University Program that allows universities to teach courses using our website builder that will provide free websites to small businesses.  This program will provide an opportunity to expand our website hosting service offering as the Company will provide hosting services for websites developed by students to small businesses using our platform.  We believe this program will allow us to grow our customer base.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  During the three months ended June 30, 2012, the Company began entering into rental transactions for hosted telecommunication equipment that it accounted for under its critical accounting policies as Lease Sales and began recording Equipment Financing Receivables. Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,865	$10,242	$14,034	$42,306
Income (loss) before income taxes	(796)	4,546	(856)	(1,610)
Income tax benefit (provision)	(10)	(39)	130	(5,079)
Net income (loss)	(806)	4,507	(726)	(6,689)
Basic net income (loss) per share	$(0.08)	$0.43	$(0.07)	$(0.63)
Diluted net income (loss) per share	$(0.08)	$0.42	$(0.07)	$(0.63)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenue

Total revenue decreased 62% in the three months ended September 30, 2012 compared with the corresponding period of 2011, primarily due to the suspension of our direct mail seminar sales in June 2011, which caused a 100% decrease in seminar sales, a 81% decrease in commissions from third parties and other revenue, and approximately, a 49% decrease in principal collected on our StoresOnline EPTAs.  StoresOnline segment revenue decreased 68% to $3,055,000 during the three months ended September 30, 2012, compared with $9,542,000 in the corresponding period in 2011.  Crexendo Web Services segment revenue decreased 11% to $575,000 during the three months ended September 30, 2012, compared with $648,000 in the corresponding period in 2011.  The decrease was offset by an increase in revenue from Network Services offerings.  Crexendo Network Services segment increased 352% to $235,000 during the three months ended September 30, 2012, compared with $52,000 in the corresponding period in 2011.

Loss Before Income Taxes

Loss before income tax was $796,000 for the three months ended September 30, 2012 compared to income of $4,546,000 during the three months ended September 30, 2011.  Revenue for the three months ended September 30, 2012 decreased $6,377,000 compared to corresponding period of 2011. Total operating expenses decreased 27% to $5,080,000 for the three months ended September 30, 2012, compared to $6,946,000 in the corresponding period of 2011.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2012 and 2011 was 1% for both periods, which resulted in a provision for income taxes of $10,000 and $39,000, respectively.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

Total net revenue decreased 67% in the nine months ended September 30, 2012 compared with the corresponding period of 2011, primarily due to the suspension of our direct mail seminar sales in June 2011, which caused a 100% decrease in seminar sales, a 80% decrease in commissions from third parties and other revenue, and approximately, a 36% decrease in principal collected on our StoresOnline EPTAs.  StoresOnline segment revenue decreased 72% to $11,519,000 during the nine months ended September 30, 2012, compared with $40,559,000 in the corresponding period in 2011. The decrease was offset by increases in revenue from Web Services and Network Services offerings. Crexendo Web Services segment revenue increased 22% to $2,037,000 during the nine months ended September 30, 2012, compared with $1,677,000 in the corresponding period in 2011. Crexendo Network Services segment increased 589% to $478,000 during the nine months ended September 30, 2012, compared with $70,000 in the corresponding period in 2011.

Loss Before Income Taxes

Loss before income tax was $856,000 for the nine months ended September 30, 2012 compared with a loss of $1,610,000 in the corresponding period of 2011. Revenue for the nine months ended September 30, 2012 decreased $28,272,000 compared to corresponding period of 2011. Total operating expenses decreased 65% to $16,589,000 for the nine months ended September 30, 2012, compared to $47,600,000 in the corresponding period of 2011.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 15% and 315%, respectively, which resulted in income tax benefit of $130,000 for the nine months ended September 30, 2012 and a provision for income taxes of $5,079,000, for the nine months ended September 30, 2011.  The income tax benefit in the current year is primarily due to the statute of limitations expiring for a few uncertain tax positions. The high tax expense for the nine months ended September 30, 2011 was primarily the result of placing a full valuation allowance on our net deferred tax assets.

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

Operating Results of StoresOnline (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
StoresOnline
Revenue	$3,055	$9,542	$11,519	$40,559
Operating expenses:
Cost of revenue	402	1,402	1,519	14,206
Selling and marketing	23	151	164	17,666
General and administrative	366	1,297	1,276	3,955
Operating income	2,264	6,692	8,560	4,732
Other income	406	1,241	1,674	3,675
Income before taxes	$2,670	$7,933	$10,234	$8,407

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenue

Revenue from StoresOnline for the three months ended September 30, 2012 decreased 68% to $3,055,000, from $9,542,000 for the three months ended September 30, 2011.

Following our decision to suspend our direct mail seminar sales in July 2011, revenue from our StoresOnline segment has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs.  Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased to $2,132,000 for the three months ended September 30, 2012, compared to $4,190,000 for the three months ended September 30, 2011.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of July 1, 2012	$9,228
Cash collected on principal of EPTA contracts	(2,132)
Writeoff of EPTA deferred revenue	(2,370)
StoresOnline deferred revenue as of September 30, 2012	$4,726

StoresOnline deferred revenue as of July 1, 2011	$27,967
Cash collected on principal of EPTA contracts	(4,190)
Writeoff of EPTA deferred revenue	(4,691)
StoresOnline deferred revenue as of September 30, 2011	$19,086

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended September 30, 2012 and no significant cash sales at events in the three months ended September 30, 2011.  During the three months ended September 30, 2011, we recognized $3,626,000 in revenue related to prior year sales that had been deferred until fulfillment had been completed. Hosting revenue decreased to $777,000 in the three months ended September 30, 2012 compared to $940,000 in the three months ended September 30, 2011.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 81% to $146,000 for the three months ended September 30, 2012, from $786,000 for the three months ended September 30, 2011, due primarily to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer sent leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of the cost to conduct internet training workshops, credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue for the three months ended September 30, 2012 decreased 71% to $402,000, from $1,402,000 for the three months ended September 30, 2011.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we no longer incurred the costs to conduct the internet training workshops.  The cost of revenue for the three months ended September 30, 2012 primarily related to the cost to fulfill products sold through our inside sales group, credit card fees, and customer services costs.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses for the three months ended September 30, 2012 decreased 85% to $23,000, from $151,000 for the three months ended September 30, 2011.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling and marketing expenses associated with those seminars, which accounted for most of our selling and marketing expenses in 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2012 decreased to $366,000 from $1,297,000 for the three months ended September 30, 2011.  The decrease was primarily due to the suspension of our direct mail seminar sales channel, which resulted in decreases in personnel and other general and administrative expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. For the three months ended September 30, 2012 and 2011, other income was $406,000 and $1,241,000, respectively.  The decrease relates to the decrease to the outstanding EPTA balance of $4,726,000 as of September 30, 2012 compared to $19,086,000 at September 30, 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

Revenue from our StoresOnline segment for the nine months ended September 30, 2012 decreased 72% to $11,519,000, from $40,559,000 for the nine months ended September 30, 2011.

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

Revenue related to cash collected under EPTA agreements decreased to $8,088,000 for the nine months ended September 30, 2012, compared to $12,778,000 for the nine months ended September 30, 2011.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts entered into prior to July 2011 as cash is collected on those contracts.  EPTAs are originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.

The following table summarizes the activity within deferred revenue for the nine months ended September 30, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on principal of EPTA contracts	(8,088)
Writeoff of EPTA deferred revenue	(2,382)
StoresOnline deferred revenue as of September 30, 2012	$4,726

StoresOnline deferred revenue as of January 1, 2011	$23,229
Cash collected on principal of EPTA contracts	(12,778)
Deferred revenue added during period (net of writeoffs)	8,635
StoresOnline deferred revenue as of September 30, 2011	$19,086

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the nine months ended September 30, 2012, compared to $19,838,000 of cash sales at events in the nine Months Ended September 30, 2011.  Hosting revenue decreased to $2,502,000 in the nine months ended September 30, 2012 compared to $3,271,000 in the nine months ended September 30, 2011.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline segment customer base since June 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 80% to $929,000 for the nine months ended September 30, 2012, from $4,672,000 for the nine months ended September 30, 2011, due primarily to our decision to suspend our direct mail seminar sales channel.  As a result of this decision, we no longer sent leads to these third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to have conducted internet training workshops, credit card fees, the cost of goods sold, as well as customer support costs. Cost of revenue for the nine months ended September 30, 2012 decreased 89% to $1,519,000, from $14,206,000 for the nine months ended September 30, 2011.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we no longer incurred the costs to conduct the internet training workshops.  The cost of revenue for the nine months ended  September 30, 2012 primarily related to the cost to fulfill products sold through our inside sales group, credit card fees, and customer services costs.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, associated with our inside sales group.  Selling and marketing expenses for the nine months ended September 30, 2012 decreased 99% to $164,000, from $17,666,000 for the nine months ended September 30, 2011.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011. As a result of this suspension, we no longer incur the selling and marketing expenses associated with those seminars, which accounted for most of our selling and marketing expenses in 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, rent, legal, accounting and other professional fees, finance company service fees, and other general corporate expenses. General and administrative expenses for the September 30, 2012 decreased to $1,276,000 from $3,955,000 for the nine months ended September 30, 2011.  The decrease was primarily due to the suspension of our direct mail seminar sales channel, which resulted in decreases in personnel and other general and administrative expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an annual 18% simple interest rate. For the nine months ended September 30, 2012 and 2011, other income was $1,674,000 and $3,675,000, respectively.

Operating Results of Crexendo Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Crexendo Web Services
Revenue	$575	$648	$2,037	$1,677
Operating Expenses:
Cost of revenue	426	432	1,421	1,279
Selling and marketing	808	638	2,225	1,927
General and administrative	172	115	451	277
Operating loss	$(831)	$(537)	$(2,060)	$(1,806)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenue

Crexendo Web Services segment revenue for the three months ended September 30, 2012 was $575,000, compared to $648,000 for the three months ended September 30, 2011.  The decrease in revenue was primarily due to our change in go-to market strategy from a strategy that was dependent on our direct sales force to an inside sales and university program.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of July 1, 2011 and 2012, and September 30, 2011 and 2012, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of July 1, 2012	$1,007
Crexendo Web Services backlog as of September 30, 2012	$904

Crexendo Web Services backlog as of July 1, 2011	$1,196
Crexendo Web Services backlog as of September 30, 2011	$1,135

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services and administration of the university program.  Cost of revenue for the three months ended September 30, 2012 was $426,000 compared to $432,000 for the three months ended September 30, 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $808,000 and $638,000 for the three months ended September 30, 2012 and 2011. This increase was primarily due to the increase in our direct sales representatives and inside sales representatives.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $172,000 and $115,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses is primarily due to an  increase in the office space rent allocation and the cost of administration of our university program for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

Crexendo Web Services segment revenue for the nine months ended September 30, 2012 was $2,037,000, compared to $1,677,000 for the nine months ended September 30, 2011.  The increase in revenue was primarily due to our increased focus on this division, as well as an increase in number of direct sales representatives during 2012.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page SEO services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment revenue is generated through six to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of January 1, 2011 and 2012, and September 30, 2011 and 2012, which is expected to be recognized as revenue within the next twelve to eighteen months (in thousands):

Crexendo Web Services backlog as of January 1, 2012	$1,142
Crexendo Web Services backlog as of September 30, 2012	$904

Crexendo Web Services backlog as of January 1, 2011	$964
Crexendo Web Services backlog as of September 30, 2011	$1,135

Cost of Revenue

Cost of revenue consists primarily of salaries related to fulfillment of our web services and administration of the university program.  Cost of revenue for the nine months ended September 30, 2012 was $1,421,000 compared to $1,279,000 for the nine months ended September 30, 2011.  The increase in cost of revenue for the current period is related to an increase in personnel as we continue to increase our fulfillment capacity and develop our university program.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense was $2,225,000 and $1,927,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in selling and marketing expenses is primarily related to the increase in our direct sales representatives and inside sales representatives, which resulted in $405,000 increase in salaries and wages. This increase was off-set by a decrease in other sales and marketing spend of approximately $130,000.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses were $451,000 and $277,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses is primarily due to a $148,000 increase in the office space rent allocation for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Operating Results of our Crexendo Network Services segment Division (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Crexendo Network Services
Revenue	$235	$52	$478	$70
Operating expenses:
Cost of revenue	397	214	976	479
Selling and marketing	129	4	404	26
General and administrative	83	75	349	197
Research and development	218	280	712	864
Operating loss	$(592)	$(521)	$(1,963)	$(1,496)

Three months ended September 30, 2012 compared to Three months ended September 30, 2011

Revenue

Crexendo Network Services segment revenue for the three months ended September 30, 2012 was $235,000 compared to $52,000 for the three months ended September 30, 2011.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives.  A substantial portion of Crexendo Network Services segment revenue is generated through twenty-four to thirty-six month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of July 1, 2011 and 2012, and September 30, 2011 and 2012, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):

Crexendo Network Services backlog as of July 1, 2012	$1,292
Crexendo Network Services backlog as of September 30, 2012	$2,221

Crexendo Network Services backlog as of July 1, 2011	$-
Crexendo Network Services backlog as of September 30, 2011	$-

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services.  Cost of revenue for the three months ended September 30, 2012 was $397,000 compared to $214,000 for the three months ended September 30, 2011.  The increase in cost of revenue from the three months ended September 30, 2012 was primarily due to an increase in customer support costs of $118,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $35,000, an increase in travel related cost of $17,000 and freight of $8,000, as we continue to experience revenue growth in the Network Services segment.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses were $129,000 and $4,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase in selling and marketing expenses was primarily due to an $84,000 increase in the direct sales representative salaries and benefits expense combined with a $12,000 increase in advertising spend, and $6,000 in travel related costs.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $83,000 and $75,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses for the three months ended September 30, 2012 primarily consisted of additional salaries and benefits, of $24,000, offset by a decrease of $8,000 in other general and administrative expenses.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses were $218,000 and $280,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease was primarily attributable to a decrease in our engineering personnel.  We expect to add to our engineering personnel in the upcoming quarters.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

Crexendo Network Services segment revenue for the nine months ended September 30, 2012 was $478,000 compared to $70,000 for the nine months ended September 30, 2011.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives, as such; we had no revenue during the three months ended September 30, 2011.  A substantial portion of Crexendo Network Services segment revenue is generated through twenty-four to thirty-six month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of January 1, 2011 and 2012, and September 30, 2011 and 2012, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):

Crexendo Network Services backlog as of January 1, 2012	$155
Crexendo Network Services backlog as of September 30, 2012	$2,221

Crexendo Network Services backlog as of Janaury 1, 2011	$-
Crexendo Network Services backlog as of September 30, 2011	$-

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services.  Cost of revenue for the nine months ended September 30, 2012 was $976,000 compared to $479,000 for the nine months ended September 30, 2011.  The increase in cost of revenue from the nine months ended September 30, 2011 was primarily was primarily due to an increase in customer support costs of $298,000, an increase of $122,000 in bandwidth costs, an increase in freight of $38,000 and an increase in other cost of sales of $39,000.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses for the nine months ended September 30, 2012 was $404,000 compared to $26,000 for the nine months ended September 30, 2011.  The increase in selling and marketing expenses was primarily due to a $250,000 increase in the direct sales representatives salaries and benefits combined with an $82,000 increase in advertising spend, and a $27,000 increase in travel related costs.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses were $349,000 and $197,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses for the nine months ended September 30, 2012 primarily consisted of additional salaries and benefits of $84,000, an increase in rental expense allocation of $63,000, and a $13,000 increase in various professional services costs.

Research and Development

Research and development expenses consist primarily of payroll and related expenses which are attributable to the development of our new hosted telecommunication products.  Research and development expenses were $712,000 and $864,000 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease was primarily attributable to a decrease in our engineering personnel.

Results of our Corporate and Other Unallocated Operations (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unallocated corporate items
Operating Expenses
Cost of revenues	$8	$9	$36	$73
Selling and marketing	27	13	111	26
General and administrative	1,819	1,789	6,138	4,939
Research and development	202	527	807	1,686
Operating loss	(2,056)	(2,338)	(7,092)	(6,724)
Other Income	13	9	25	9
Loss before taxes	$(2,043)	$(2,329)	$(7,067)	$(6,715)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Unallocated corporate expenses, which are not allocated to specific segments of our operations, totaled $2,043,000 and $2,329,000 for the three months ended September 30, 2012 and 2011, respectively.  Unallocated costs decreased for the three months ended September 30, 2012 due primarily to a decrease in unallocated costs for rent, option expense, insurance, accounting services and software license and maintenance expense.  Following the suspension of the direct mail seminar sales channel, certain costs are no longer allocated to the StoreOnline segment.

Cost of Revenue

Unallocated corporate cost of revenue consists of share-based compensation expense of $8,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively.

Selling and Marketing

Unallocated corporate selling and marketing expenses consist of share-based compensation which was $27,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively.

General and Administrative

Unallocated corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel expenses which are not allocated to specific segments.  Unallocated corporate general and administrative expenses were $1,819,000 and $1,789,000 for the three months ended September 30, 2012 and 2011, respectively.  During the fourth quarter, we anticipate abandoning our office space in Orem, Utah and we will be taking a non-cash lease abandonment charge.  As a result, we expect rent expense to decrease in future periods.

Research and Development

Unallocated corporate research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team, whose cost cannot be specifically allocated to any particular segment. Unallocated research and development expenses were $202,000 and $527,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease was due primarily to a reduction in personnel in our engineering department.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Unallocated corporate expenses, which are not allocated to specific segments of our operations, totaled $7,067,000 and $6,715,000 for the nine months ended September 30, 2012 and 2011, respectively.  Unallocated costs increased for the nine months ended September 30, 2012 due primarily to an increase in unallocated costs for rent, option expense, insurance, accounting services and software license and maintenance expense.  Following the suspension of the direct mail seminar sales channel, certain costs are no longer allocated to the StoreOnline segment.

Cost of Revenue

Unallocated corporate cost of revenue consists of share-based compensation expense of $36,000 and $73,000 for the nine months ended September 30, 2012 and 2011, respectively.

Selling and Marketing

Unallocated corporate selling and marketing expenses consist of share-based compensation which was $111,000 and $26,000 for the nine months ended September 30, 2012 and 2011, respectively.

General and Administrative

Unallocated corporate general and administrative expenses consist of payroll, share-based compensation, rent, professional fees, and administrative personnel expenses which are not allocated to specific segments.  Unallocated corporate general and administrative expenses were $6,138,000 and $4,939,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase was due primarily to higher rental expense primarily due to the lease impairment adjustment in 2011 as well as an increase in unallocated share based compensation expense, accounting services, insurance and software licenses and maintenance expenses.  During the fourth quarter, we anticipate abandoning our office space in Orem, Utah and we will be taking a non-cash lease abandonment charge.  As a result, we expect rent expense to decrease in future periods.

Research and Development

Unallocated corporate research and development expenses consist primarily of payroll and share-based compensation expenses, related to our engineering team, whose cost cannot be specifically allocated to any particular segment. Unallocated corporate research and development expenses were $807,000 and $1,686,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease was due primarily to a reduction in personnel in our engineering department.

Liquidity and Capital Resources

Working Capital

As of September 30, 2012, we had working capital of $8,707,000, compared to $8,381,000 as of December 31, 2011. As of September 30, 2012, we had working capital, excluding deferred revenue, of $12,941,000, compared to $17,669,000 as of December 31, 2011. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in our StoreOnline segment EPTA accounts receivable as those accounts are collected.

In July of 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  As a result, we have shifted our focus toward growing our Crexendo Web Services segment and Crexendo Network Services segment.  We currently plan to fund this growth through operating cash flows. If operating cash flows prove to be insufficient to fund future growth, we may need to raise additional capital through financing. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.

Cash and Cash Equivalents

As of September 30, 2012, we had $7,639,000 of cash and cash equivalents held primarily in operating accounts, compared to $8,658,000 as of December 31, 2011. During the nine months ended September 30, 2012, we generated cash of $248,000 in cash from operating activities.  During the nine months ended September 30, 2012, we used $1,124,000 in cash for investing activities and used cash from financing activities of $143,000, primarily due to the payment of dividends to stockholders which was offset by the exercise of stock options.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, totaled $5,046,000 as of September 30, 2012, compared to $15,517,000 as of December 31, 2011. Long-term trade receivables, net of allowance for doubtful accounts, were $720,000 as of September 30, 2012 compared to $6,097,000 as of December 31, 2011. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at September 30, 2012 is primarily related to cash collections of EPTA agreements of $8,088,000 for the nine month period ended September 30, 2012.

Accounts Payable

Accounts payable as of September 30, 2012 totaled $638,000, compared to $1,153,000 as of December 31, 2011. Our accounts payable as of September 30, 2012 were generally within our vendors’ terms of payment.

Capital

As of September 30, 2012, total stockholders’ equity was $13,312,000, down from $13,347,000 at December 31, 2011. The significant changes in stockholders’ equity during the first nine months of fiscal year 2012 included an increase of additional paid-in capital of $617,000 for options granted, $498,000 in proceeds from stock option exercises, and a decrease of $424,000 for common stock dividends declared. In addition, we had a net loss of $726,000 for the nine month period ending September 30, 2012. On October 24, 2012, we announced the suspension of the quarterly dividend program.

Off Balance Sheet Arrangements

As of September 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the nine months ended September 30, 2012 and the share purchase program was not renewed.

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

Crexendo, Inc.

November 6, 2012	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

November 6, 2012	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer