Form 10-K
period 2012-12-31
Crexendo, Inc.
filed 2013-03-18
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012:
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)
________________

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
________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2012 was approximately $16,740,000.

The number of shares of the registrant’s common stock outstanding as of February 27, 2013 was 10,669,201.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	65

PART I

Throughout this Annual Report, we refer to Crexendo, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.” As used in this Annual Report, “StoresOnline™” and “Ride The Cloud” are registered trademarks of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

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

OVERVIEW

We are a hosted services company that provides web hosting, hosted telecommunications services, search engine optimization management, link building, e-commerce software, website development, and broadband internet services for businesses and entrepreneurs. Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services.

StoresOnline segment – Our StoresOnline segment serves the small office/ home office (SOHO) business owner and entrepreneur seeking the tools and training to establish a successful website on the Internet. Specifically, StoresOnline services a market segment looking for a “do-it-yourself” option as an alternative to the high cost of contracting an e-commerce or lead generation web developer and, most importantly, an ad agency for website promotion. Both are difficult barriers to many entrepreneurs looking to establish a presence on the Internet.

We have historically sold our StoresOnline products and services through a direct mail seminar format utilizing direct response marketing campaigns. In July 2011, we suspended the sale of our products and services through the direct mail seminar format. Following the suspension the direct mail seminar format, our primary marketing channel for our StoresOnline segment has been through in-house telemarketing, online marketing channels, and direct prospecting.

We generate revenue from the cash collections from our extended payment term agreements (EPTAs), web hosting, and Avail 24/7 services.

Crexendo Web Services segment –We generate professional services revenue primarily from search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months.

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

We generate subscription fees from our hosted telecommunications and broadband Internet services. Our hosted telecommunications contracts typically have a 36-60 month term. We generate product revenue and equipment financing revenue from the sale and lease of our hosted telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

OUR STRATEGY

We have historically sold our content management and website building tool as a perpetual software license. During 2011, we transitioned from selling a perpetual software license to a Software as a Service (“SaaS”) model. This transition provides the foundation for our strategy on a go forward basis. Key elements of our strategy include:

Expanding Our Distribution Channels. To sell our web and hosted telecommunications products and services cost effectively, we must expand our distribution channels. We have historically sold our web services through a direct mail seminar channel, which relied on direct mail marketing campaigns to attract attendees. In July 2011, we announced we would suspend the sale of our products and services through our direct mail seminar format. In connection with this announcement, we began to accelerate plans to expand our distribution channels through direct sales, online marketing, affiliate programs, white-label programs, strategic marketing and partnerships. These expanded distribution channels will provide multiple revenue streams from customers across a broader spectrum.

Continuing to Target the Entrepreneur and Small and Medium-Sized Business Market Segment. We believe the small and medium-sized business market segment offers us the best opportunity for future growth, but we are capable of handling all sizes of business. We believe this segment needs comprehensive, affordable, and scalable solutions for their web and telecommunications services. Our services are designed to be scalable to meet the needs of these businesses that often times do not have the time, resources, or technical skills to fulfill themselves.

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

Developing Complimentary Services and Technologies. We seek to develop complimentary products and services for our customers. Our ultimate goal is to become the leading provider of hosted solutions for small and medium-sized business. We currently provide web services, hosting services, online marketing services, hosted telecommunications services and broadband internet connections.

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of cloud-based products and services that nearly eliminate the cost of a businesses’ technology infrastructure and enable businesses of any size to more efficiently run their business. By providing a variety of comprehensive and scalable solutions, we are able to provide these solutions on a monthly basis to businesses and entrepreneurs, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

Web Hosting

Our web hosting services allows businesses and entrepreneurs to host their web-sites in our data center for a monthly fee.

Hosted Telecommunications Services

Our hosted telecommunications service offering includes hardware and software unified communication solutions for businesses using VoIP technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN network. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and VoIP technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

Crexendo’s hosted telecommunication service offers a wide variety of essential and advanced features for small and medium-size businesses. Many of these features included in the service offering are:

●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in US and Canada, International calling, Toll free (Inbound and Outbound)

●	Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music-On-Hold, Voicemail and Unified Messaging

●	Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Paging, Corporate Directory, Multi-Party Conferencing

●	Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording

●	Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring

●
Mobile Features such extension dialing, transfer and conference and seamless hand-off from Wifi to/from 3G. These features are available on CrexMo, an intelligent mobile application for iPhone and Android smartphones.

Many of these services are available and included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and SaaS offering to make it more competitive and profitable.

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

SEGMENT INFORMATION

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been revised to conform to current year segment operating results presentation. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenue:
StoresOnline segment	$13,857	$45,599
Crexendo Web Services segment	2,505	2,315
Crexendo Network Services segment	805	110
Consolidated	$17,167	$48,024

	Year Ended December 31,
	2012	2011
Income (loss) before income tax provision
StoresOnline segment	$6,487	$5,966
Crexendo Web Services segment	(5,277)	(5,106)
Crexendo Network Services segment	(5,363)	(2,038)
Loss before income tax provision	$(4,153)	$(1,178)

SEASONALITY

Our business does not experience seasonal fluctuations.

TECHNOLOGY

We believe our proprietary implementation of standard Web, VoIP, Mobile and Internet technologies represent a key component of our business model. We believe these technologies and how we deliver them to our customers distinguish our services and products from the services and products offered by our competitors. Our technology infrastructure and virtual network operation center, all of which is built and managed on industry standard computing, storage, data and platforms offers us greater efficiencies. The synergies between Web and Telecommunication protocols such as TCP/IP, HTTP, XML, SIP and innovations in computing, load balancing, redundancy and high availability of Web and Telecommunications technologies offers us a unique advantage in delivering these services to our customers seamlessly from our data center.

Our web software platform is continuously being enhanced and is an innovative website-building environment. Features and functions of our software include:

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

●
advanced out of the box eCommerce features include: shopping cart, ordering rules setup for shipping, sales tax, discount codes, UPS integration, inventory control system, gift certificate and gift card purchasing and redemption, integration with Amazon® Checkout and/or Google® Checkout, Google® Base integration, eBay® auctions integration, shopping cart supporting multiple currencies and price sets, automatic sitemap generation used by search engines, and advanced website product search using filters to quickly narrow down the product offering based on product attributes.

We continue to invest and develop on our Web platform to make it more easy-to-use, enable larger mobile and 3rd party integration features thus enabling our web customers to drive more traffic to their web-sites.

Our Hosted Telecommunications technology is continuously being enhanced with additional features and functionality. Our current functionality includes:

●	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons and lower end Monochrome 2 Line wall mountable device.

●
Basic Business Telephony Features such as those offered in a traditional private branch exchange (“PBX”) systems like extension dialing, Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer (Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing

●	Advanced telephony features such as Call Park, Call Pickup, Paging(through the phones), Overhead paging, Call Recording

●	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting

●	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo)

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile phone as if they were in the office. It also provided users instant access to visual voicemail and call logs.

●	End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.

RESEARCH AND DEVELOPMENT

We invested $1,985,000 and $3,262,000 for the years ended December 31, 2012 and 2011, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for our hosted telecommunications products and services, search engine optimization tools, content management and web building tools.

COMPETITION

Our markets are increasingly competitive. Our competitors include application service providers, software vendors, systems integrators, direct providers, and information technology consulting services providers, hosted service providers, hosted telecommunications providers and traditional telephone service providers.

Most of these competitors, however, do not yet offer the full range of web hosting and telecommunications services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could adversely affect our business prospects, financial position and results of operations materially. Many of our current and potential competitors have longer operating histories, larger customer bases and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial resources than us. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

There are relatively low barriers to entry into our business. Our proprietary technology does not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will attempt to develop competing products and services or new forums for conducting e-commerce and telecommunications services which could be deemed competition. Additionally, if e-commerce or Internet based enterprises and telecommunications service providers with more resources and name recognition were to enter our markets, they may redefine our industry and make it difficult for us to compete.

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

Companies participating in the software, Internet technology, and telecommunication industries are frequently involved in disputes relating to intellectual property. We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could be costly and divert our attention from our business. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business prospects, financial position or results of operations.

EMPLOYEES

As of December 31, 2012, we had 123 employees; 116 full-time and 7 part time, including 6 executives, 30 sales representatives, 19 engineer and IT support in the development of our cloud services solutions, 21 in Web Services and Network Services fulfillment, 20 in customer support, and 27 in finance, legal and business development, collections, purchasing and other general administration.

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

We might require additional capital to sustain operations and fund other needs of the business, and such capital might not be available.

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.    As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.   We currently plan to fund our growth through operating cash flows and available cash and cash equivalents reserves of $7,440,000 at December 31, 2012.  The Company’s forecast indicates that given current trends and growth projections, the Company at some future date may need to raise additional capital.  There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.  Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  See Note 17.

Changes in laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the Securities and Exchange Commission (SEC), Internal Revenue Service (IRS), Federal Trade Commission (FTC) and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

From time to time we have been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, we receive inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operate. These inquiries had historically been related to our discontinued seminar sales practices. These inquiries and investigations generally concern compliance with various city, county, state and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. There is still the potential of review of past sales, and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations. We are also subject to various claims and legal proceedings covering matters which arise in the ordinary course of business. We believe the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

We have been targeted by certain companies that we believe contact our StoresOnline customers and misrepresent an affiliate relationship, or solicit our customers to pay for services in seeking a refund.

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

In the ordinary course of business, we receive complaints and inquiries from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. The ultimate resolution of these matters may have a material adverse effect on our financial position or results of operations. In addition, we are subject to claims that our software is “defective” and difficult to use and that a substantial number of our customers do not activate their web site

We may be required to reduce our prices in order to compete which could negatively impact our profitability.

As competition with our Web Services and VoIP (Voice over Internet Protocol) services continues to expand, we may be required to respond to additional competition which could require us to lower prices and engage in price competition. If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

We collect personal and credit card information from our customers and employees could misuse this information.

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

Our Hosted VoIP telecommunication product competes with other VoIP providers. In addition it also competes with traditional telephone service providers which provide telephone service based on the public switched telephone network. Some of these traditional service providers also provide internet service to their customers. Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP services to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

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

Changes to rates by our competitors and  increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Pricing in the telecommunications field is very fluid and competitive. Our competitors may reduce their rates which may diminish or eliminate the competitive pricing advantage of our services or otherwise require us to reduce our rates which would affect our margins and revenues. In addition, increased regulation and additional regulatory funding obligations at various levels of government could require us to either increase our prices or absorb the cost or raise our prices which could make us less competitive which would decrease our profit margins. It appears that rates may continue to decline in many of the markets in which we do business or expect to do business. Continued rate decreases could require us to lower our rates to remain competitive which could substantially reduce our revenues, margins and profitability.

Changes to Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may therefore change. The changes if not able to be passed on to our customers could substantially reduce our revenues, margins and profitability.

States are adding regulation for VoIP carriers which could increase our costs and change certain aspects of our service.

Certain states take the position that offerings by VoIP companies are intrastate and therefore subject to state regulation. We have registered as a CLEC in most states however our rates are not regulated in the same manner as traditional telephone service providers. Some states are also requiring that we register as a seller of VoIP services even though we have registered as a CLEC. Some states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering and may therefore add additional taxes or surcharges or regulate rates in a similar matter to traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Our Telecommunications services are required to comply with industry standards, FCC regulations as well as certain State and local jurisdiction specific regulations which may require us to modify existing products and/or services.

The acceptance of telephony services and network services are dependent upon our meeting certain industry standards. Our VoIP telephony products are not currently sold to work with other competitors’ or vendors' equipment. There is currently a lack of agreement among industry leaders about whether there should be an industry standard or a preferred standard. Our inability to operate with competitor’s equipment or services may impact our competitiveness. We do comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our sales, margins and profitability.

Our ability to provide telecommunications services is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service and impact our revenue and profitability.

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

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Web Services and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

●	Our ability to attract and retain customers;

●	FCC or other regulatory charges which we may not be able to “pass on”

●	Competition from other telecommunication offerings;

●	Negative publicity about our industry, events, or products;

●	Fluctuations in collections of our extended payment term agreements;

●	Changes in pricing policies;

●	Regulatory actions and legal proceedings;

●	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

●	Our ability to timely and effectively upgrade and develop our systems and infrastructure;

●	Changes to our business model resulting from regulatory requirements;

●	Our ability to control certain costs;

●	Our ability to attract, train and retain skilled management, as well as sales, strategic, technical and creative professionals;

●	The availability of working capital and the amount and timing of costs relating to our expansion; and

●	General economic conditions and economic conditions specific to internet technology usage and e-commerce.

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

Our ability to use our net operating loss carry-forwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of December 31, 2012, we had net operating loss (“NOL”) carry-forwards of approximately $8,565,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

We depend on our senior management and other key personnel, and a loss of these individuals could adversely impact our ability to execute our business plan and grow our business.

We depend on the continued services of our key personnel, including but not limited to our Chief Executive Officer, President and Chief Operating Officer, Chief Technology Officer, Chief Financial Officer, Chief Administrative Officer, Chief Legal Officer, as well as certain engineers. Each of these individuals has acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel as we continue to execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

Our operations could be hurt by a natural disaster, network security breach, or other catastrophic event.

We maintain a fully redundant network infrastructure in our data center in Tempe, Arizona. Currently, we do not have multiple site capacity if any catastrophic event occurs, although we expect to attain redundancy sometime in the future. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 27, 2013, we had outstanding 10,669,201 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. As of February 27, 2013, we had outstanding options to purchase 1,738,860 shares of our common stock. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.

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

If we do not successfully expand our sales teams and sales channels, we may be unable to substantially increase our sales.

We sell our products primarily through direct sales, inside sales and our telecommunications dealer program, and we must expand the number sales personal and dealers to increase revenue substantially. If we are unable to hire or retain qualified sales personal or if new sales personal fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales personal may require a long period of time to become productive. The time required in achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

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

Our operating results are affected by general economic conditions, including inflation, recession, employment and other factors. The economic environment may cause reduced demand for our products and widespread national and international concern over instability in the economy may result in customers reducing their expenses or declining to expand their businesses.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as net operating loss carry-forwards.

Based on the outcome of examinations by relevant tax authorities, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as net operating loss carry-forwards) in future periods. It is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

We may undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of a potential growth strategy we may attempt to acquire or merge with certain businesses. Whether we realize benefits from any transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, services, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns approximately 46% of the outstanding shares of our common stock based on the number of shares outstanding as of March 1, 2013. As a result, Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity provided by our Internet bandwidth suppliers.

We depend on these companies to provide uninterrupted and error-free service. Some of these providers are also our competitors. We do not have control over these providers. We may be subject to interruptions or delays in network service. If we fail to maintain reliable bandwidth or performance that could significantly reduce customer demand for our services and damage our business.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of NYSE MKT, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on New York Stock Exchange Market, or NYSE MKT. We have stockholders’ equity of $10,292,000 as of December 31, 2012 and we have had annual losses from continuing operations for the last three years with the possibility of continued losses, it is possible we may not remain in compliance with the minimum condition of NYSE MKT’s continued listing standards under Section 1003(a) (1) of NYSE MKT’s Company Guide (the “Company Guide”). We have not received a formal written notification of non-compliance. In the event of a formal written notification, we believe we would be allowed to respond and attempt to take action to regain compliance with the minimum listing standards. However, in the event we are not able to meet the requirements necessary for continued listing on the NYSE MKT, including those related to minimum stockholder equity requirements, our stock could be subject to delisting from NYSE MKT. Delisting from the NYSE MKT could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws. The NYSE MKT could also, in its discretion, discontinue listing our Company’s common stock pursuant to various other factors, including if our independent registered public accountants’ opinion on our financial statements contained a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current financial obligations or to adequately finance our operations.

We have incurred operating losses.

We sustained operating losses in the current and prior years. Our ability to obtain positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to (i) reduce costs, (ii) improve sales and marketing efficiencies, (iii) reach more highly qualified prospects, and (iv) achieve operational improvements.

ITEM 2.	PROPERTIES

Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona. Approximately 5,000 square feet of office space in Draper, UT and approximately 1,300 square feet of office space in Reno, NV are leased from unaffiliated third parties. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281. During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT (See Note 6). The annual rent expense for all of our office space is estimated to be approximately $113,057 for the year ended December 31, 2013. We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

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

On February 8, 2013 the Company received a summons entitled TCU- Canyon Park, a Utah Limited Company, Plaintiff (TCU)v Crexendo, Inc. a Delaware Corporation F/K/A Imergent, Inc., Defendant. The Suit was filed in the Fourth Judicial District Court of Utah County, Provo Department. The Suit seeks unspecified damages against the company for vacating a lease premises. The suit claims that the Company owes basic monthly rent of $112,454.41 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleges that the Company “quit” the premises in November 2012 and the lease terminates in October 2013.

The Company vacated the premises in November 2012, and alleges it did so due to violations of TCU. The Company had notified TCU that the premises were not habitable and that TCU had violated the Companies rights regarding possession and was therefore vacating the premises.

On February 26, 2013 the Company filed an answer, counterclaim and third party complaint. The action alleged in part that TCU breached its contract with the Company by TCU’s failure to provide continuing quiet use and peaceable enjoyment of the premises and common areas as required by the lease and the conditions of the lease. The Company further alleges in part that TCU failed to state a proper claim for relief, failed to mitigate its damages, failed to perform obligations under the law and the lease. The Company further alleges that the lease term ends four months earlier than is claimed by TCU.

The Company has filed a counter claim/ third party action seeking in part declaratory judgment to determine the end date of the lease. In addition the Company is seeking Declaratory Relief on Use and Occupancy Restrictions included in the lease as well as TCU’s obligation to mitigate damages.

Discovery has not commenced and there have been no hearings set at present.

We have recorded liabilities of approximately $202,000 and $381,000 as of December 31, 2012 and 2011, respectively, for estimated losses resulting from various legal proceedings against our Company. Attorney’s fees associated with the various legal proceedings are expensed as incurred. Other key estimates are discussed elsewhere in the notes to our consolidated financial statements set forth in Item 8 of this Annual Report.

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

MARKET INFORMATION

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” The following table sets forth the range of high and low sales prices as reported on the NYSE – MKT for the periods indicated. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” On May 18, 2011.

	High	Low
Year Ended December 31, 2012
October to December 2012	$3.45	$2.00
July to September 2012	3.99	2.91
April to June 2012	4.03	3.33
January to March 2012	4.73	2.95
Year Ended December 31, 2011
October to December 2011	$3.13	$2.40
July to September 2011	5.02	2.65
April to June 2011	7.52	4.30
January to March 2011	7.00	4.30

SECURITY HOLDERS

There were 241 holders of record of our shares of common stock as of February 27, 2013. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by our Board of Directors for the year ended December 31, 2012 and 2011:

Declaration	Per Share	Record	Total	Payment
Date	Dividend	Date	Amount	Date

Year Ended December 31, 2012
July 6, 2012	$0.02	July 17, 2012	$213,000	July 24, 2012
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012

Year Ended December 31, 2011
December 21, 2011	$0.02	December 31, 2011	$211,000	January 6, 2011
September 28, 2011	$0.02	October 10, 2011	$211,000	October 14, 2011
June 30, 2011	$0.02	July 11, 2011	$213,000	July 18, 2011
March 22, 2011	$0.02	March 31, 2011	$213,000	April 7, 2011

There are no contractual restrictions on dividends declared for the year ended December 31, 2012 and 2011. During the fourth quarter of 2012, the Company announced the suspension of the quarterly dividend program.

ISSUER PURCHASES OF EQUITY SEQURITIES

None

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

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

OVERVIEW

We are a hosted services company that provides web hosting, hosted telecommunications services, search engine optimization management, link building, e-commerce software, website development, and broadband internet services for businesses and entrepreneurs. Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services.

StoresOnline segment – Our StoresOnline segment serves the small office/ home office (SOHO) business owner and entrepreneur seeking the tools and training to establish a successful website on the Internet. Specifically, StoresOnline services a market segment looking for a “do-it-yourself” option as an alternative to the high cost of contracting an e-commerce or lead generation web developer and, most importantly, an ad agency for website promotion. Both are difficult barriers to many entrepreneurs looking to establish a presence on the Internet.

We have historically sold our StoresOnline products and services through a direct mail seminar format utilizing direct response marketing campaigns. In July 2011, we suspended the sale of our products and services through the direct mail seminar format. Following the suspension the direct mail seminar format, our primary marketing channel for our StoresOnline segment has been through in-house telemarketing, online marketing channels, and direct prospecting.

StoresOnline revenue continues to decline as the collections of EPTA revenue reduces over time as customer complete their obligations, as typical contract terms were 24 months. With the suspension of our direct mail seminar sales channel, we are no longer replacing the backlog. We continue to generate revenue from web hosting services and the sale of Avail 24/7.

Crexendo Web Services segment –We provide professional services such as search engine optimization management services, link building, paid search management services, conversion rate optimization services, and website design and development.

Our Web Services revenue increased 8% or $190,000 to $2,505,000 for the year ended December 31, 2012 as compared to $2,315,000 for the year ended December 31, 2011. As of December 31, 2012 and 2011, our backlog was $1.1 million, respectively.

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

In January 2012, our direct sales representatives began selling our hosted telecommunications products and services. We have experienced significant growth in our network services revenue quarter-over-quarter. Revenues recognized during the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 were $75,000, $168,000, $235,000, and $327,000, respectively. In June 2012, we began selling broadband Internet connection services and during the year ended December 31, 2012, the Company generated approximately $26,000 in revenue from these services. As of December 31, 2012, our backlog is $2,374,000 as compared to $155,000 at December 31, 2011. Backlog represents contracts signed with no service or payment provided at December 31, 2012.

RESTRUCTURING AND OTHER CHARGES

In July 2011, we initiated plans to restructure and reduce costs in our operations as a result of the continued lack of profitability and other challenges in our seminar sales channel for our StoresOnline segment. Restructurings began in the third quarter of 2011 in an effort to better position our Company for long-term growth, future profitability, greater competitiveness and improved efficiency across our business. Actions taken in connection with our restructuring plan include the suspension of our direct mail marketing campaigns and sales of our products and services through our StoresOnline seminar channel, refinement of our product portfolio focused towards recurring subscription-based products and services, and redeployment of our sales and marketing resources in an effort to increase our direct sales, inside sales, and online sales channels.

Through these initiatives we incurred aggregate pre-tax restructuring charges and transition expenses of approximately $1,259,000 during the year ended December 31, 2011, of which approximately $1,050,000 was recorded for inventory write-downs, unused direct-response advertising, and intangible asset impairment. The remaining amount relates to the abandonment of an operating lease agreement. There were no restructuring expenses for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP and necessarily included certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations or cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain.

Revenue Recognition

In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. We recognize revenue from our Web Services and Network Services segments on an accrual basis and revenue from our StoresOnline segment on a cash basis. Specifics to revenue category are as follows:

Software licenses and DVD training courses sold under EPTAs are recognized as revenue upon receipt of cash from customers and not at the time of sale. Accounting guidance requires revenue to be deferred until customer payments are received as collection of the original principal balance is deemed not probable based on historical collection rates.

We enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services. For these arrangements, we determine whether the delivered item(s) has value to the customer on a stand-alone basis, and in the event the arrangement includes a general right of return relative to the delivered item(s), whether the delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by the allocation of arrangement consideration to the deliverables in the arrangement based on the relative selling prices. In determining our selling prices, we apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (“TPE”) if VSOE does not exist, and best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

We are typically not able to determine VSOE on our products and services. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for a deliverable when sold separately.

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

When we are unable to establish the selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement.

Professional Services Revenue

Fees collected for professional services, including website design and development, search engine optimization services, link-building, paid search management services, and telecom installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are performed, based upon the value for such services.

Web and Telecommunications Services Hosting Revenue

Fees collected for hosting revenue are recognized ratably as services are provided. Customers are billed for these services on a monthly or annual basis at the customer’s option. We recognize revenue ratably over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Equipment Sales and Financing Revenue

Fees generated from the sale of telecommunications equipment are recognized when the devices are installed and hosted telecommunications services begin.

Fees generated from renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is generally no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

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

Avail 24/7

In January 2011 we changed the contract that is associated with the sale of our Avail 24/7 subscription. Effective March 31, 2011 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation. All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee. As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice during March 2011 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.

Allowance for Doubtful Accounts for EPTA Contracts

For sales made through EPTA contracts, we record an allowance for doubtful accounts at the time the EPTA contract is executed. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts related to our EPTA contracts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.

Accounts Receivable and Allowance for Doubtful Accounts for Web and Network Services

Trade account receivable are recorded at the invoiced amount and do not include interest. We record an allowance as a reduction of our accounts receivable balance. Estimates are used in determining these reserves. We calculate the allowance for doubtful accounts using specific identification. We perform on-going credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. We do not have any off-balance sheet credit exposure related to our customers.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carry-forwards, certain deferred revenue, accrued expenses and tax credit carry-forwards. We may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

Stock Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term.

We develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.

We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our own share-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
	2012	2011
Consolidated Operations
Revenue	$17,167	$48,024
Loss before income taxes	(4,153)	(1,178)
Income tax benefit (provision)	212	(5,052)
Net loss	(3,941)	(6,230)
Basic/diluted net loss per share	$(0.37)	$(0.59)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenue decreased 64% or $30,857,000, to $17,167,000 for the year ended December 31, 2012 as compared to $48,024,000 for the year ended December 31, 2011. The decrease in primarily due to the suspension of our direct mail seminars in July 2011, a 42% decrease in our principal collected on our accounts receivable balance, and a 80% decrease in commissions from third parties and other revenue. Crexendo Web Services revenue increased 8% or $190,000 to $2,505,000 during the year ended December 31, 2012 compared to $2,315,000 for the year ended December 31, 2011. Crexendo Network Services revenue increased 632% or $695,000 to $805,000 during the year ended December 31, 2012 compared to $110,000 for the year ended December 31, 2011.

Loss Before Income Taxes

Loss before income tax increased 253% or $2,975,000, to $4,153,000 for the year ended December 31, 2012 as compared to $1,178,000 for the year ended December 31, 2011 primarily due to a decrease in StoresOnline revenue even though total operating expenses decreased 57% or $30,633,000, to $23,282,000 for the year ended December 31, 2012 as compared to $53,915,000 for the year ended December 31, 2011.

Income Tax Provision

We had an income tax benefit of $212,000 for the year ended December 31, 2012 compared to an income tax provision of $5,052,000 for the year ended December 31, 2011. We had a pre-tax loss for the year ended December 31, 2012 of $4,153,000, and a full valuation allowance on all of our deferred tax assets during the year ended December 31, 2012. We had a provision for income taxes for the year ended December 31, 2011 primarily as a result of an uncertain tax liability due to the use of foreign tax credits and recording a full valuation allowance on all deferred tax assets.

Segment Operating Results

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for prior year have been modified to conform to current year segment operating results presentations. The information below is organized in accordance with our three reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of our StoresOnline Segment (in thousands)

	Year Ended December 31,
StoresOnline	2012	2011

Revenue	$13,857	$45,599
Operating expenses:
Cost of revenue	1,733	15,214
Research and development	437	1,140
Selling and marketing	244	17,960
General and administrative	6,890	10,008
Operating income	4,553	1,277
Other income	1,934	4,689
Income before tax provision	$6,487	$5,966

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

StoresOnline segment revenue decreased 70% or $31,742,000, to $13,857,000 for the year ended December 31, 2012 as compared to $45,599,000 for the year ended December 31, 2011. Following our decision to suspend our direct mail seminar sales in July 2011, revenue from our StoresOnline segment has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs. Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased 42% or $6,870,000 to $9,320,000 for the year ended December 31, 2012, compared to $16,190,000 for the year ended December 31, 2011. Our typical EPTA agreement has a term of two to three years. Although we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts. EPTAs are recognized in our balance sheet, net of an allowance for doubtful accounts, and offset by our deferred revenue balance. The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months. The following table summarizes the activity within deferred revenue for the year ended December 31, 2012 and 2011 (in thousands):

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on Prinicpal of EPTA Contracts	(9,320)
Less writeoffs	(2,703)
StoresOnline deferred revenue as of December 31, 2012	$3,173

StoresOnline deferred revenue as of January 1, 2011	$23,229
Cash collected on Principal of EPTA Contracts	(16,190)
Deferred revenue added during period (net of writeoffs)	8,157
StoresOnline deferred revenue as of December 31, 2011	$15,196

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the year ended December 31, 2012 compared to $20,126,000 during the year ended December 31, 2012. Hosting revenue decreased to $3,210,000 in the year ended December 31, 2012 compared to $4,231,000 in the year ended December 31, 2011. The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 74% to $1,327,000 for the year ended December 31, 2012, from $5,052,000 for the year ended December 31, 2011, due primarily to the suspension our direct mail seminar sales channel. As a result of this decision, we no longer sent leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct Internet Training Workshops, credit card fees, and the cost of products sold. Cost of revenue decreased 89% or $13,481,000, to $1,733,000 for the year ended December 31, 2012 as compared to $15,214,000 for the year ended December 31, 2011. Cost of revenue as a percentage of revenue decreased to 13% in the current year compared to 33% in prior year. The decrease in cost of revenue as a percentage of revenue was primarily due to the suspension of direct mail seminars in July 2011, and thereby not incurring the costs of seminars and internet training workshops during 2012, but still receiving revenue from principal collected on EPTA contracts.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses. Selling and marketing expenses decreased 99% or $17,716,000, to $244,000 for the year ended December 31, 2012 as compared to $17,960,000 for the year ended December 31, 2011. Selling and marketing expense as a percentage of revenue decreased to 2% in the current year from 39% in prior year. The decrease in total selling and marketing expenses as well as selling and marketing expense as a percentage of revenue are primarily due to the suspension of direct mail seminars in July 2011, which resulted in a more significant reduction in selling and marketing expenses than the reduction in revenue as a result of the continuation of revenue received on the collection of principal on EPTA contracts. The selling and marketing expenses associated getting attendees to the seminars were a significant part of historical selling and marketing expenses.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 31% or $3,118,000, to $6,890,000 for the year ended December 31, 2012 as compared to $10,008,000 for the year ended December 31, 2011. The decrease is primarily due to a reduction in payroll and related expenses, accounting fees, legal, and servicing fees on our EPTA contracts. As of December 31, 2012, the Company had 20 employees in customer support, and 27 in finance, legal and business development, collections, purchasing and other general administration. However, as of December 31, 2011, the Company had 42 employees in customer support, and 31 in finance, legal and business development, collections, purchasing and other general administration.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new products and services for StoresOnline customers. Research and development expenses decreased 62% or $703,000, to $437,000 for the year ended December 31, 2012 as compared to $1,140,000 for the year ended December 31, 2011. The decrease was primarily attributable to a decrease in our engineering head count dedicated to this segment. As of December 31, 2012, the Company had 19 employees in engineering and IT support. However, as of December 31, 2011, the Company had 22 employees in engineering and IT support. In addition to the overall reduction in headcount, more focus was placed on the development and improvement to our hosted telecommunications products and services during 2012.

Other Income

Other income primarily relates to EPTA contracts, which generally carry an 18% simple interest rate. Other income decreased 59% or $2,755,000, to $1,934,000 for the year ended December 31, 2012 as compared to $4,689,000 for the year ended December 31, 2011. This decrease is primarily due to the decrease in outstanding EPTA receivables as cash is collected and uncollectable accounts are written off.

Operating Results of Crexendo Web Services Segment (in thousands)

	Year Ended December 31,
Crexendo Web Services	2012	2011

Revenue	$2,505	$2,315
Operating Expenses:
Cost of revenue	1,859	1,801
Research and development	437	1,140
Selling and marketing	1,846	2,660
General and administrative	3,654	1,832
Operating loss	(5,291)	(5,118)
Other income	14	12
Loss before tax provision	$(5,277)	$(5,106)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Crexendo Web Services segment revenue increased 8% or $190,000, to $2,505,000 for the year ended December 31, 2012 as compared to $2,315,000 for the year ended December 31, 2011. The increase in revenue from the prior year is primarily due to an increase in direct sales representatives, which increased from an average of 8 direct sales representatives for the year ended December 31, 2011 to an average of 17 sales representatives for the year ended December 31, 2012. Revenue from Crexendo Web Services is generated primarily through search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development services. A substantial portion of Crexendo Web Services revenue is generated through six to twelve month service contracts. As such, Crexendo Web Services revenues will initially be seen through fulfillment of our backlog.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2012 and 2011, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of December 31, 2012	$1,135
Crexendo Web Services backlog as of December 31, 2011	$1,142

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services. Cost of revenue increased 3% or $58,000, to $1,859,000 for the year ended December 31, 2012 as compared to $1,801,000 for the year ended December 31, 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses. Selling and marketing expense decreased 31% or $814,000, to $1,846,000 for the year ended December 31, 2012 as compared to $2,660,000 for the year ended December 31, 2011. The decrease was primarily attributable to a decrease in sales representatives and other marketing activity solely focused on Crexendo Web Services sales with the increased focus on selling hosted telecommunications products and services starting in January 2012.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel. General and administrative expenses increased 99% or $1,822,000, to $3,654,000 for the year ended December 31, 2012 as compared to $1,832,000 for the year ended December 31, 2011. General and administrative expenses for the year ended December 31, 2012 were higher than the year ended December 31, 2011, primarily due to an increased allocation of previously unallocated corporate expenses being allocated at a higher rate. As StoresOnline revenue decreased significantly for the year ended December 31, 2012 compared to 2011, we allocated less of the general and administrative expenses to the StoresOnline segment and more expenses to the Crexendo Web Services and Crexendo Network Services segments.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new products and services for Crexendo Web Services customers. Research and development expenses decreased 62% or $703,000, to $437,000 for the year ended December 31, 2012 as compared to $1,140,000 for the year ended December 31, 2011. The decrease was primarily attributable to a decrease in our engineering head count dedicated to this segment.

Operating Results of our Crexendo Network Services Segment (in thousands)

	Year Ended December 31,
Crexendo Network Services	2012	2011

Revenue	$805	$110
Operating expenses:
Cost of revenue	1,500	714
Research and development	1,111	982
Selling and marketing	1,887	89
General and administrative	1,684	375
Operating loss	(5,377)	(2,050)
Other income	14	12
Loss before tax provision	$(5,363)	$(2,038)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Crexendo Network Services segment revenue increased 632% or $695,000, to $805,000 for the year ended December 31, 2012 as compared to $110,000 for the year ended December 31, 2011. We began selling our Crexendo Network Services products and services in a phased approach during the first half of 2011 with no dedicated sales representatives. In January 2012 our direct sales representatives began selling our Crexendo Network Services products and services. A substantial portion of Crexendo Network Services segment revenue is generated through 24 to 60 month service contracts. As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at December 31, 2012.

Crexendo Network Services backlog as of December 31, 2012	$2,374
Crexendo Network Services backlog as of December 31, 2011	$155

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support. Cost of revenue increased 110% or $786,000, to $1,500,000 for the year ended December 31, 2012 as compared to $714,000 for the year ended December 31, 2011. Cost of revenue is primarily made up of telecommunications equipment costs as well as customer service costs.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials. Selling and marketing expenses increased 2020% or $1,798,000, to $1,887,000 for the year ended December 31, 2012 as compared to $89,000 for the year ended December 31, 2011. The increase was primarily attributable to an increase in the allocation of sales representative’s salary and benefit expenses as the sales representatives began selling Crexendo Network Services products and services in January 2012, and other marketing activity focused on Crexendo Network Services sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel. General and administrative expenses increased 349% or $1,309,000, to $1,684,000 for the year ended December 31, 2012 as compared to $375,000 for the year ended December 31, 2011. General and administrative expenses for the year ended December 31, 2012 were higher than the year ended December 31, 2011, primarily due to an increased allocation of previously unallocated corporate expenses being allocated at a higher rate. As StoresOnline revenue decreased significantly for the year ended December 31, 2012 compared to 2011, we allocated less of the general and administrative expenses to the StoresOnline segment and more expenses to the Crexendo Web Services and Crexendo Network Services segments..

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new telecom products. Research and development expenses increased 13% or $129,000, to $1,111,000 for the year ended December 31, 2012 as compared to $982,000 for the year ended December 31, 2011. The increase was primarily attributable to an increase in our engineering head count as we continued to expand our product development and offerings to meet market demand.

LIQUIDITY AND CAPITAL RESOURCES

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.    As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.   We currently plan to fund our growth through operating cash flows and available cash and cash equivalents reserves of $7,440,000 at December 31, 2012.  The Company’s forecast indicates that given current trends and growth projections, the Company at some future date may need to raise additional capital.  There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.  Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  See Note 17.

Subsequent to December 31, 2012, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million.

 Working capital decreased 25% or $2,071,000, to $6,310,000 for the year ended December 31, 2012 as compared to $8,381,000 for the year ended December 31, 2011. Working capital, excluding deferred revenue, decreased 47% or $8,307,000, to $9,362,000 for the year ended December 31, 2012 as compared to $17,669,000 for the year ended December 31, 2011. Deferred revenue balances represent historical sales for which we cannot immediately recognize revenue and will continue to decrease as cash is collected on EPTA contracts. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

Cash and cash equivalents decreased 14% or $1,218,000, to $7,440,000 for the year ended December 31, 2012 as compared to $8,658,000 for the year ended December 31, 2011.  For the year ended December 31, 2012, we used cash flows for operating activities of $446,000 compared to using cash flows for operating activities of $1,648,000 for the year ended December 31, 2011.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, decreased 78% or $12,079,000, to $3,438,000 for the year ended December 31, 2012 as compared to $15,517,000 for the year ended December 31, 2011. Long-term trade receivables, net of allowance for doubtful accounts, decreased 94% or $5,702,000, to $395,000 for the year ended December 31, 2012 as compared to $6,097,000 for the year ended December 31, 2011. We offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables. Trade receivables will continue to decline as cash is collected on EPTA contracts.

Accounts Payable

Accounts payable decreased 64% or $735,000, to $418,000 for the year ended December 31, 2012 as compared to $1,153,000 for the year ended December 31, 2011.  The aging of accounts payable as of December 31, 2012 and 2011 was generally within our vendors’ terms of payment.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012:

	Payments due by Period (1)
	Total	Less than	1 to 3
		1 year	years
	(in thousands)
Operating leases (2)	$1,575	$1,238	$337
Billing Software (3)	$85	$85	$-
	$1,660	$1,323	$337

———————
(1)	Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)
Represents our commitments associated with operating leases and includes contracts that expire in various years through 2017. Payments due reflect cash to be paid for rent. An impairment charge has been recorded and is included on the balance sheet as an accrued liability.

(3)	Represents our commitment associated with billing software which includes a contractual obligation for a minimum expense of $85,000 per year depending on the volume of billing.

Capital

Stockholders’ equity decreased 23% or $3,055,000, to $10,292,000 for the year ended December 31, 2012 as compared to $13,347,000 for the year ended December 31, 2011. The decrease for the year ended December 31, 2012 in total stockholders’ equity was attributable to net loss of $3,941,000, and the declaration of $424,000 in dividends to common stockholders offset by an increase in Additional Paid in Capital of $812,000 for options granted, and $498,000 for proceeds from stock options exercised.

Common Stock Repurchase Program

On September 5, 2006, our Board of Directors authorized the repurchase of up to $20,000,000 of our common stock. In September 2007, our Board of Directors authorized the repurchase of an additional $50,000,000 of our common stock. During the year ended December 31, 2011, we repurchased $682,000 of our common stock. We did not repurchase shares of our common stock during the year ended December 31, 2012. We may suspend or discontinue purchasing the common stock at any time. The repurchased common stock was retired.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08 in connection with testing goodwill for impairment. The objective of this ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Adoption of the new guidance did not have a significant impact on the Company’s financial statements. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

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

CREXENDO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crexendo, Inc.

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Salt Lake City, Utah
March 15, 2013

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,440	$8,658
Restricted cash	1,444	1,965
Trade receivables, net of allowance for doubtful accounts of $1,326 as of December 31, 2012 and $3,512 as of December 31, 2011	3,043	9,420
Inventories	171	232
Equipment financing receivables	28	-
Income tax receivable	434	552
Prepaid expenses and other	333	725
Total current assets	12,893	21,552

Certificate of deposit	500	500
Long-term trade receivables, net of allowance for doubtful accounts of $196 as December 31, 2012 and $1,949 as of December 31, 2011	395	6,097
Long-term equipment financing receivables	96	-
Property and equipment, net	3,172	4,055
Deferred income tax assets, net	103	279
Intangible assets	6	79
Goodwill	265	265
Other long-term assets	97	233
Total Assets	$17,527	$33,060

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$418	$1,153
Accrued expenses and other	3,010	2,240
Dividend payable	-	211
Deferred income tax liability	103	279
Deferred revenue, current portion	3,052	9,288
Total current liabilities	6,583	13,171

Deferred revenue, net of current portion	399	6,123
Other long-term liabilities	253	419
Total liabilities	7,235	19,713

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,669,201 shares outstanding as of December 31, 2012 and 10,523,078 shares outstanding
as of December 31, 2011	11	11
Additional paid-in capital	49,824	48,938
Accumulated deficit	(39,543)	(35,602)
Total stockholders' equity	10,292	13,347

Total Liabilities and Stockholders' Equity	$17,527	$33,060

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2012	2011
Revenue	$17,167	$48,024
Operating expenses:
Cost of revenue	5,092	17,729
Selling and marketing	3,977	20,709
General and administrative	12,228	12,215
Research and development	1,985	3,262
Total operating expenses	23,282	53,915

Loss from operations	(6,115)	(5,891)

Other income (expense):
Interest income	1,907	4,751
Interest expense	-	(2)
Other income (expense), net	55	(36)
Total other income, net	1,962	4,713

Loss before income tax	(4,153)	(1,178)

Income tax benefit (provision)	212	(5,052)

Net loss	$(3,941)	$(6,230)

Net loss per common share:
Basic	$(0.37)	$(0.59)
Diluted	$(0.37)	$(0.59)

Dividends per common share	$0.04	$0.08

Weighted-average common shares outstanding:
Basic	10,625,530	10,596,231
Diluted	10,625,530	10,596,231

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012 and December 31, 2011
 (In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	10,664,878	$11	$49,481	$(29,372)	$20,120
Expense for stock options granted to employees	-	-	919	-	919
Stock issued under stock award plans	20,993	-	68	-	68
Dividends declared	-	-	(848)	-	(848)
Repurchase of common stock	(162,793)	-	(682)	-	(682)
Net loss	-	-	-	(6,230)	(6,230)
Balance, December 31, 2011	10,523,078	$11	$48,938	$(35,602)	$13,347
Expense for stock options granted to employees	-	-	812	-	812
Stock issued under stock award plans	146,123	-	498	-	498
Dividends declared	-	-	(424)	-	(424)
Net loss	-	-	-	(3,941)	(3,941)
Balance, December 31, 2012	10,669,201	$11	$49,824	$(39,543)	$10,292

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,941)	$(6,230)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of inventory, intangible assets, prepaids and lease cancellation	35	1,259
Lease abondonment	1,393	-
Loss on Subsidiary	-	56
Depreciation and amortization	1,374	1,349
Loss on disposal of property and equipment	83	-
Expense for stock options issued to employees	812	919
Deferred income tax provision	-	5,082
Change in uncertain tax positions	(162)	-
Changes in assets and liabilities:
Trade receivables	12,079	6,047
Inventories	26	555
Financing receivables	(124)	-
Income tax receivable	118	687
Prepaid expenses and other	392	541
Other long-term assets	136	6
Accounts payable, accrued expenses and other	(709)	(4,019)
Deferred revenue	(11,960)	(7,869)
Other long-term liabilities	2	(31)
Net cash used for operating activities	(446)	(1,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,172)	(1,463)
Proceeds from sale of property and equipment	22	-
Change in restricted cash	521	(877)
Investment in subsidiary	-	(56)
Net cash used for investing activities	(629)	(2,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(682)
Proceeds from exercise of options	498	68
Payments made on contingent consideration	(6)	(40)
Dividend payments	(635)	(851)
Net cash used for financing activities	(143)	(1,505)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,218)	(5,549)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	8,658	14,207

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$7,440	$8,658

Supplemental disclosure of cash flow information:
Cash received during the year for:
Income taxes	$158	$892
Supplemental disclosure of non-cash investing and financing information:
Dividends declared and not paid	-	211
Purchase of property and equipment included in accounts payable	6	655

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.            Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We are a hosted services company that provides web hosting, hosted telecommunications services, search engine optimization management, link building, e-commerce software, website development, and broadband internet services for businesses and entrepreneurs. Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services.

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.    As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.   We currently plan to fund our growth through operating cash flows and available cash and cash equivalents reserves of $7,440,000 at December 31, 2012.  The Company’s forecast indicates that given current trends and growth projections, the Company at some future date may need to raise additional capital.  There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.  Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  See Note 17.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., StoresOnline International Canada, Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., Crexendo India Limited, and Crexendo Property Management, LLC.  All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2012, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $6,940,000.

Restricted Cash – We classified $1,444,000 and $1,965,000 as restricted cash as of December 31, 2012 and 2011, respectively. Cash is restricted for state licensing letters of credit, compensating balance requirement of our merchant accounts, and purchasing card agreements. As of December 31, 2012, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $1,444,000.

Trade Receivables – We have historically offered to our customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment (see Note 6 regarding the suspension of Internet Training Workshops in 2011). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff. EPTAs are recorded on a nonaccrual status beginning on the contract date.

Allowance for Doubtful Accounts – For sales made through EPTA contracts, we record an allowance for doubtful accounts each reporting period based on the Company’s ongoing assessment of collectability. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts related to our EPTA contracts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.  For sales made in our Crexendo Web Services and Crexendo Network Services segments, the allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $1,907,000 and $4,751,000 for the year ended December 31, 2012 and 2011, respectively.

Inventory - Inventories consist of telecommunication equipment and is stated at the lower of cost (first-in, first-out method) or market. In accordance with applicable accounting guidance we regularly evaluate whether inventory is stated at the lower of cost or market. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline segment (see Note 6), we concluded that the market value for certain inventory items associated with the sale of products and services through the seminar sales channel was less than their cost. Accordingly, $280,000 of inventory was written-off and included in cost of sales for the year ended December 31, 2011. During the year ended December 31, 2012, the Company identified excess inventory of equipment and sold on a limited basis and recorded an impairment of $35,000.

Certificate of Deposit - We hold a $500,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 16 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $1,301,000 and $1,101,000 for the year ended December 31, 2012 and 2011, respectively. Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in February 2011 (Note 3). Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily intangible assets acquired in the acquisition of Castlewave, which include a customer list, technical know-how, and a non-compete agreement (Note 3). The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction. The advertising lists are amortized over six years on an accelerated basis. Amortization expense from the name lists is included in sales and marketing expense and totaled $175,000 for the year ended December 31, 2011. The remaining intangible assets, which were acquired in February 2011, are amortized over three years on a straight-line basis. Amortization expense from these acquired assets is included in general and administrative expense and totaled $73,000 for each of the years ended December 31, 2012 and 2011. The remaining useful lives of these assets is one month as of December 31, 2012.

In accordance with applicable accounting guidance, we perform impairment tests annually or when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. As a result of suspending the sale of products and services through the seminar sales channel for our StoresOnline segment (See Note 6), we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of StoresOnline’s advertising lists as of June 30, 2011. Based upon that assessment, we determined that the implied value of the name lists was zero as we no longer had plans of utilizing the name lists in the StoresOnline division and no future cash flow was likely to result from the name lists. The assessment resulted in the recognition of an impairment charge of $660,000 included in sales and marketing in the statement of operations during the year ended December 31, 2011.

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

Revenue Recognition

In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. We recognize revenue from our Web Services and Network Services segments on an accrual basis and revenue from our StoresOnline segment on a cash basis. Specifics to revenue category are as follows:

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

We enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services. For these arrangements, we determine whether the delivered item(s) has value to the customer on a stand-alone basis, and in the event the arrangement includes a general right of return relative to the delivered item(s), whether the delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by the allocation of arrangement consideration to the deliverables in the arrangement based on the relative selling prices. In determining our selling prices, we apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (“TPE”) if VSOE does not exist, and best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

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

When we are unable to establish the selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement.

Professional Services Revenue

Fees collected for professional services, including website design and development, search engine optimization services, link-building, paid search management services, and telecom installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are performed, based upon the value for such services.

Web and Telecommunications Services Hosting Revenue

Fees collected for hosting revenue are recognized ratably as services are provided. Customers are billed for these services on a monthly or annual basis at the customer’s option. We recognize revenue ratably over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Equipment Sales and Financing Revenue

Fees generated from the sale of telecommunications equipment are recognized when the devices are installed and hosted telecommunications services begin.

Fees generated from renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon install and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

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

Avail 24/7

In January 2011 we changed the contract that is associated with the sale of our Avail 24/7 subscription. Effective March 31, 2011 any customer that has not activated their Avail 24/7 subscription was assessed an activation fee of an additional $34.95. Prior to this change in contract, this activation fee was included in a bundle of items sold at the workshop and there was no time limit on activation. All existing customers were notified of the change in contract in January and were given 60-days to activate Avail 24/7 without paying the additional activation fee. As a result of this change in contract, we recognized approximately $1,000,000 in revenue upon expiration of the 60-day notice during March 2011 for the Avail 24/7 activation fees described above as we no longer had an obligation to provide the activation.

Fees collected related to sales tax and other government assessed taxes are recognized on a net basis.

Cost of Revenue – Cost of revenue consists primarily of the cost to conduct seminars and Internet Training Workshops (up to July 2011), credit card fees, salaries for fulfillment services, and the cost of telecommunications equipment, services, and other products sold.

Advertising Costs - We expense costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Direct-response advertising costs that meet specified criteria are deferred and amortized over the estimated benefit period. Because we have evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits, such amounts are deferred and amortized. We are able to document the responses of each customer to the advertising that elicited the response. Advertising expenses included in selling and marketing expenses were approximately $56,000 and $8,589,000 for the years ended December 31, 2012 and 2011, respectively.

Prior to the decision to suspend seminar sales in our StoresOnline division (See note 6), we had purchased direct-response advertising to be used in future periods during the year ended December 31, 2011. In accordance with applicable accounting guidance, costs associated with direct-response advertising were historically deferred and amortized over the estimated benefit period, typically three months. As a result of suspending the sale of products and services through the direct mail seminar sales channel for our StoresOnline division, $110,000 of prepaid advertising expenses were written off and charged to sales and marketing expense in the statement of operations for the year ended December 31, 2011.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. During the year ended December 31, 2011 we placed a full valuation allowance on deferred tax assets, see Note 11.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

We do not intend to permanently reinvest the undistributed earnings of our United Kingdom subsidiary, therefore, we have provided for U.S. deferred income taxes on such undistributed foreign earnings. All other foreign subsidiaries are considered disregarded foreign entities for US tax purposes.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2012 and 2011.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been recast to conform to current year segment operating results presentation. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Recently Adopted Accounting Guidance

In September 2011, the FASB issued ASU 2011-08 in connection with testing goodwill for impairment. The objective of this ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Adoption of the new guidance had no impact on the Company’s financial statements.

2.             Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2012 and 2011 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2012	2011

Net loss (in thousands)	$(3,941)	$(6,230)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,629,614	10,607,308
Weighted-average restricted shares held in escrow	(4,084)	(11,077)
Weighted-average basic shares outsanding	10,625,530	10,596,231
Diluted shares outstanding	10,625,530	10,596,231

Net loss per common share:
Basic	$(0.37)	$(0.59)
Diluted	$(0.37)	$(0.59)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss.

	December 31,
	2012	2011

Outstanding stock options	1,738,860	1,478,859
Restricted shares held in escrow	-	7,000
	1,738,860	1,485,859

3.            Acquisition

On February 9, 2010 we acquired all of the assets of CastleWave for total consideration of $495,000.  The total consideration included a contingent consideration based upon future revenue generated from CastleWave sales channels of approximately $128,000, restricted stock of $117,000, and cash of $250,000. The contingent consideration is computed and paid out quarterly based upon a percentage of sales from CastleWave’s sales channels for three years after the acquisition date. The provisional contingent consideration is valued on a recurring basis and any future change that are not measurement period adjustments will be recorded through the statement of operations. CastleWave is a provider of online marketing services with offices in both New York, New York and Provo, Utah. We acquired CastleWave in an effort to expand our web marketing services capabilities.

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

4.            Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2012	2011

Non-EPTA trade receivables	$432	$391
Conforming EPTAs	3,945	15,674
Non-Conforming EPTAs:
1 - 30 days	341	2,121
31 - 60 days	163	1,626
61 - 90 days	79	1,166
Gross trade receivables	4,960	20,978
Less allowance for doubtful accounts	(1,522)	(5,461)
Trade receivables, net	$3,438	$15,517

Current trade receivables, net	$3,043	$9,420
Long-term trade receivables, net	395	6,097
Trade receivables, net	$3,438	$15,517

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  Additions to the allowance for doubtful accounts totaled $14,730,000 for the year ended December 31, 2011(none for the year ended December 31, 2012). Additionally, the Company wrote off $3,939,000 and $27,690,000 of EPTAs during the years ended December 31, 2012 and 2011 respectively, of which, all had original contract terms of greater than one year.

5.            Equipment Financing Receivables

On April 1, 2012, we began renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. At December 31, 2011, there were no equipment finance receivables outstanding.

Equipment finance receivables arising from the rental of our hosted equipment through sales-type leases, were as follows (in thousands):

December 31,
2012

Gross financing receivables	$283
Less unearned income	(159)
Financing receivables, net	124
Less: Billed portion of financing receivables, net	(5)
Less: Current portion of finance receivables not billed, net	(23)
Finance receivables due after one year	$96

Equipment finance receivables are expected to be collected within the next thirty-six months.

6.            Restructuring

On July 5, 2011, we announced the suspension of the sale of products and services through the seminar sales channel for our StoresOnline segment. We intend to continue to sell our StoresOnline products and services through our inside sales and online channels. Following this announcement, we reduced our full-time workforce by approximately 30% as a result of a restructuring plan. We also reduced the number of our StoresOnline part-time and temporary workers. The reduction in workforce is consistent with the reduction in the employees supporting the seminar sales channel. During the year ended December 31, 2011, we recorded an impairment charge of $209,000, related to the abandonment of office space under an operating lease. As discussed in Notes 1, we also incurred asset write-downs and impairment charges which included $660,000 for intangible asset impairments, $280,000 for inventory write-offs, and $110,000 for prepaid advertising expense write-offs totaling $1,050,000 for the years ended December 31, 2011.

During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT as the Company relocated the majority of its employees to its corporate office in Tempe, Arizona.  The impairment charge relates to remaining monthly payments of $112,454.41 through October 2013.  In calculating the impairment charge, the Company did not estimate sublease rental income based on high vacancy levels in the surrounding areas and past experience trying to sublease a portion of the space.  On February 8, 2013 the Company received a summons entitled TCU- Canyon Park, a Utah Limited Company, Plaintiff  (TCU)v Crexendo, Inc. a Delaware Corporation F/K/A Imergent, Inc., Defendant. The Suit seeks unspecified damages against the Company for vacating a lease premises.  The suit claims that the Company owes basic monthly rent of $112,454.41 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleges that the Company “quit” the premises in November 2012 and the lease terminates on October 2013.  As of December 31, 2012, the Company has recorded a lease abondonment accrual based on unpaid and remaining contractual payments under the operating lease agreement.

7.            Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Software	$1,228	$3,933
Computers and office equipment	2,363	4,255
Land	877	877
Building	765	765
Building Improvement	745	539
Leasehold improvements	18	101
Furniture and fixtures	194	225
Less accumulated depreciation and amortization	(3,018)	(6,640)
	$3,172	$4,055

8.            Intangible Assets

In February 2010, we entered into an asset purchase agreement with CastleWave LLC in which we acquired intangible assets consisting of customer relationships, technical know-how, and non-compete agreements (Note 3).

The net carrying amount of intangible is as follows (in thousands):

	December 31,
	2012	2011
Customer relationships	$98	$98
Technical know-how	60	60
Non-compete	60	60
Less accumulated amortization
Customer relationships	(96)	(63)
Technical know-how	(58)	(38)
Non-compete	(58)	(38)
Total	$6	$79

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2012 (in thousands):

Year ending December 31,

2013	$6
Total	$6

9.            Fair Value Measurements

We have financial instruments as of December 31, 2012 and 2011 for which the fair value is summarized below (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,438	$3,383	$15,517	$15,178
Certificate of deposit	500	500	500	500
Liabilities:
Contingent consideration	$-	$-	$(6)	$(6)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration	$(6)	$-	$-	$(6)

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2012 and 2011(in thousands):

		Fair value measurement at reporting date
Description	As of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$3,383	$-	$-	$3,383
Certificate of deposit	500	-	-	500
Financing receivables, net	124	-	-	124

Description	As of December 31, 2011	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$15,178	$-	$-	$15,178
Certificate of deposit	500	-	-	500

The fair value measurement for the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2012 are shown in the table below (in thousands):

Acquisition Contingent Consideration

Balance as of December 31, 2011	$6
Purchases, sales and settlements, net	(6)
Transfers in and/or (out) of Level 3	-
Balance as of December 31, 2012	$-

The carrying amount of certificate of deposits approximates fair value, as determined by certificates of deposits with similar terms and conditions. The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model using estimated market rates.

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies we consider to be appropriate. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and December 31, 2011.

10.          Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock, and other share-based awards of up to 3,000,000 shares to eligible employees, consultants, and directors. As of December 31, 2012, we had 653,224 shares remaining in the plans available to grant.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Share based compensation expense by financial statement line item:
Cost of revenue	$34	$87
Research and development	62	65
Selling and marketing	73	36
General and administrative	643	731
Total cost related to share-based compensation expense	$812	$919

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2012 and 2011, respectively.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2012 and 2011 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Weighted-average fair value of options granted	$1.52	$2.49
Expected volatility	61%	63%
Expected life (in years)	4.00	4.00
Risk-free interest rate	0.81%	1.72%
Expected dividend yield	1.56%	1.51%

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

The following table summarizes the stock option activity for all plans for the years ended December 31, 2012 and 2011:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2011	1,288,011	$6.76	8.2 years	$832
Granted	630,000	5.56
Exercised	(20,993)	3.19
Cancelled/forfeited	(418,159)	7.99
Outstanding at December 31, 2011	1,478,859	5.85	8.3 years	36
Granted	882,000	3.63
Exercised	(146,123)	3.40
Cancelled/forfeited	(475,876)	7.00
Outstanding at December 31, 2012	1,738,860	4.61	8.4 years	52
Shares vested and expected to vest	1,519,302	4.61	8.4 years	46
Exercisable as of December 31, 2012	781,762	5.31	7.7 years	8
Exercisable as of December 31, 2011	760,437	6.39	7.8 years	6

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011, was $211,000 and $68,000 respectively.

As of December 31, 2012, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,649,000 and the weighted-average period over which these awards are expected to be recognized is approximately 3.5 years.

Restricted Stock

No shares of restricted stock were granted during the year ended December 31, 2012 or 2011. The restricted stock has a three-year vesting period during which the recipient must remain employed with us or our subsidiaries. The following table summarizes the restricted stock activity for the years ended December 31, 2012 and 2011:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock outstanding as of January 1, 2011	14,000	$6.89
Granted	-	-
Vested	(7,000)	6.89
Forfeited	-	-
Restricted stock outstanding as of December 31, 2011	7,000	6.89
Granted	-	-
Vested	(7,000)	6.89
Forfeited	-	-
Restricted stock outstanding as of December 31, 2012	-	$-

11.          Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

Current income tax provision (benefit):
Federal	$(212)	$(105)
State and local	49	75
Foreign	(49)	-

Current income tax provision (benefit)	(212)	(30)

Deferred income tax provision (benefit):
Federal	-	4,528
State and local	-	554
Foreign	-	-

Deferred income tax provision	-	5,082

Total income tax (benefit) provision	$(212)	$5,052

The income tax provision attributable to loss before income tax provision (benefit) for the years ended December 31, 2012 and 2011 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

U.S. federal statutory income tax expense (benefit)	$(1,413)	$(401)
Increase (decrease) in income tax provision (benefit) resulting from:
State and local income tax provision (benefit), net of federal effect	(117)	(33)
Change in the valuation allowance for net deferred income tax assets	1,385	5,473
Uncertain tax positions	(162)	(16)
Other, net	95	29

Income tax (benefit) provision	$(212)	$5,052

As of December 31, 2012 and 2011, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2012		As of December 31, 2011
	Current	Non-current	Current	Non-current
Deferred income tax assets (liabilities):
Accrued expenses	$774	$-	$488	$-
Deferred revenue	171	-	190	-
Net operating loss carry-forwards	-	3,475	-	3,184
Foreign tax credits	-	892	-	892
Stock-based compensation	-	2,480	-	2,246
Other	-	864	-	1,000
Subtotal	945	7,711	678	7,322
Valuation allowance	(903)	(7,385)	(592)	(6,311)
Total deferred income tax assets	42	326	86	1,011

Deferred income tax liabilities:
Property and equipment	-	(39)	-	(544)
Prepaid expenses and other	(145)	(184)	(365)	(188)
Total deferred income tax liabilities	(145)	(223)	(365)	(732)

Net deferred income tax assets (liabilities)	$(103)	$103	$(279)	$279

During the fiscal year ended June 30, 2002 (our fiscal year was subsequently changed to December 31), we experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change we determined that our annual limitation on the utilization of our federal net operating loss (“NOL”) carry-forwards is approximately $461,000 per year. We will only be able to utilize $5,761,000 of our pre-ownership change NOL carry-forwards and will forgo utilizing $14,871,000 of our pre-ownership change NOL carry-forwards as a result of this ownership change. We do not account for forgone NOL carryovers in our deferred tax assets and only account for the NOL carry-forwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2012, we had NOL, research and development, and foreign tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $8,565,000, $129,000 and $892,000 respectively.  The NOLs will begin to expire in 2020 through 2032, the research and development credits will begin to expire in 2019 through 2020, and the foreign tax credits will expire in 2017, if not utilized.

We also have state NOL and research and development credit carry-forwards of approximately $4,314,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our StoresOnline segment, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2012; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $8,288,000 and $6,903,000 respectively.

The net change in our valuation allowance was an increase of $1,223,000 for the year ended December 31, 2012 and an increase of $6,066,000 for the year ended December 31, 2011.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2012 and 2011 were as follows (in thousands):

Balance as of January 1, 2011	$1,317
Increases for tax positions related to the current period	-
Increases for tax positions related to the prior years	-
Decreases for tax positions related to prior years	-
Settlements	-
Reductions due to lapsed statute of limitations	(22)
Balance as of December 31, 2011	$1,295
Increases for tax positions related to the current period	-
Increases for tax positions related to the prior years	-
Decreases for tax positions related to prior years	-
Settlements	-
Reductions due to lapsed statute of limitations	(162)
Balance as of December 31, 2012	$1,133

As of December 31, 2012, we had unrecognized tax benefits of $1,133,000, which if recognized, $242,000 would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $11,000 and $13,000 as of December 31, 2012 and 2011, respectively.

Our U.S. federal income tax returns for fiscal 2009 through 2012 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009.

12.          Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Customer service returns allowance	$60	$208
Accrued wages and benefits	686	837
Other	871	1,195
Accrued lease abondonment charge	1,393	-
Total	$3,010	$2,240

13.          Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices, and billing software under non-cancelable operating lease agreements expiring at various dates through 2017. The operating leases for our Orem, UT, Reno, NV and Draper, UT offices contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2012, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2013	$1,323
2014	126
2015	119
2016	92
Total	$1,660

Rental expense for the year ended December 31, 2012 and 2011, was approximately $2,417,000 and $1,249,600, respectively.

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

On February 8, 2013 the Company received a summons entitled TCU- Canyon Park, a Utah Limited Company, Plaintiff (TCU)v Crexendo, Inc. a Delaware Corporation F/K/A Imergent, Inc., Defendant. The Suit was filed in the Fourth Judicial District Court of Utah County, Provo Department. The Suit seeks unspecified damages against the company for vacating a lease premises. The suit claims that the Company owes basic monthly rent of $112,454.41 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleges that the Company “quit” the premises in November 2012 and the lease terminates on October 2013.

The Company vacated the premises in November 2012, and alleges it did so due to violations of TCU. The Company had notified TCU that the premises were not habitable and that TCU had violated the Companies rights regarding possession and was therefore vacating the premises.

On February 26, 2013 the Company filed an answer, counterclaim and third party complaint. The action alleged in part that TCU breached its contract with the Company by TCU’s failure to provide continuing quiet use and peaceable enjoyment of the premises and common areas as required by the lease and the conditions of the lease. The Company further alleges in part that TCU failed to state a proper claim for relief, failed to mitigate its damages, failed to perform obligations under the law and the lease. The Company further alleges that the lease term ends four months earlier than is claimed by TCU.
The Company has filed a counter claim/ third party action seeking in part declaratory judgment to determine the end date of the lease. In addition the Company is seeking Declaratory Relief on Use and Occupancy Restrictions included in the lease as well as TCU’s obligation to mitigate damages.

Discovery has not commenced and there have been no hearings set at present.  As of December 31, 2012, the Company has recorded a lease abandonment accrual in the amount of $1,393,042, based on unpaid and remaining contractual payments under the operating lease agreement.

We have recorded liabilities of approximately $202,000 and $381,000 as of December 31, 2012 and 2011, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

14.          Stockholders’ Equity

On September 4, 2007, our Board of Directors authorized the repurchase of up to an additional $50,000,000 of our common stock, bringing the total amount authorized for repurchase to $70,000,000 through September 2011. Our share purchase program was originally announced on September 5, 2006. We expect to repurchase the common stock over 5 years but may suspend or discontinue repurchasing the common stock at any time. During the year ended December 31, 2011, we repurchased 162,793 shares of common stock for $682,000. We did not repurchase any shares during the year ended December 31, 2012.

15.          Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. We may make discretionary profit-sharing contributions. We began making contributions to the plan in July 2006. For the year ended December 31, 2012 and 2011, we contributed approximately $206,109 and $409,000 to the retirement savings plan, respectively.

16.          Segments

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been modified to conform to current year segment operating results presentation.

Segment revenue and income (loss) before tax provision was as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue:
StoresOnline	$13,857	$45,599
Crexendo Web Services	2,505	2,315
Crexendo Network Services	805	110
Consolidated revenue	$17,167	$48,024

Operating income (loss):
StoresOnline	$4,553	$1,277
Crexendo Web Services	(5,291)	(5,118)
Crexendo Network Services	(5,377)	(2,050)
Total operating loss	$(6,115)	$(5,891)
Other Income, net:
StoresOnline	1,934	4,689
Crexendo Web Services	14	12
Crexendo Network Services	14	12
Total other income, net	$1,962	$4,713
Income (loss)
StoresOnline	6,487	5,966
Crexendo Web Services	(5,277)	(5,106)
Crexendo Network Services	(5,363)	(2,038)
Total loss before income tax provision	$(4,153)	$(1,178)

17.          Subsequent Events

Subsequent to the year ended December 31, 2012, the Company initiated a workforce reduction expected to result in a reduction of approximately $960,000 to $1.2 million in annual operating expenses starting in March of 2013. The workforce reduction is related to the organizational alignment of our increasing focus on our Web Services segment and Network Services segment with a decreasing emphasis on business to consumer (B2C) sales from our StoresOnline segment. During 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment. As a result, we have experienced a decrease in customer support calls and request for additional web services from this customer base reducing the workforce necessary to serve our customers.

Subsequent to December 31, 2012, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million.

18.          Quarterly Financial Information (unaudited)

	Year ended December 31, 2012
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In thousands, except per share data)
Revenues	$5,255	$4,914	$3,865	$3,133
Cost of revenue	1,421	1,298	1,233	1,140
Selling and marketing	933	984	987	1,073
General and administrative (1)	3,033	2,741	2,440	4,014
Research and development	594	505	420	466
Loss from operations	(726)	(614)	(1,215)	(3,560)
Total other income	770	510	419	263
Income (loss) before income taxes	44	(104)	(796)	(3,297)
Income tax benefit (provision)	153	(13)	(10)	82
Net income (loss)	$197	$(117)	$(806)	$(3,215)

Basic net income (loss) per common share	$0.02	$(0.01)	$(0.08)	$(0.30)
Diluted net income (loss) per common share	$0.02	$(0.01)	$(0.08)	$(0.30)

	Year ended December 31, 2011
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In thousands, except per share data)
Revenues	$14,568	$17,496	$10,242	$5,718
Cost of revenue	6,305	7,675	2,057	1,692
Selling and marketing	8,763	10,076	806	1,064
General and administrative	2,759	3,333	3,276	2,847
Research and development	872	871	807	712
Loss from operations	(4,131)	(4,459)	3,296	(597)
Total other income	1,158	1,276	1,250	1,029
Income (loss) before income taxes	(2,973)	(3,183)	4,546	432
Income tax benefit (provision) (2)	1,122	(6,162)	(39)	27
Net income (loss)	$(1,851)	$(9,345)	$4,507	$459

Basic net income (loss) per common share	$(0.17)	$(0.88)	$0.43	$0.04
Diluted net income (loss) per common share	$(0.17)	$(0.88)	$0.42	$0.04
———————
(1)	During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT.

(2)	During the year ended December 31, 2011 we placed a full valuation allowance on deferred tax assets.

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2012 and 2011

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Year ended December 31, 2012
Allowance for doubtful accounts receivable	$5,461	$-	$(3,939)	$1,522
Deferred income tax asset valuation allowance	6,903	1,385	—	8,288
Year ended December 31, 2011
Allowance for doubtful accounts receivable	$18,421	$14,730	$(27,690)	$5,461
Deferred income tax asset valuation allowance	837	6,066	—	6,903

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee.

Limitations of Effectiveness of Control and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 37 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger dated February 280, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6	Lease Agreement dated as of February 288, 2008 by and between Crexendo, Inc. and Canyon Park Management Company	10-Q	5/6/08	10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 15, 2013	By:	/s/ Steven G Mihaylo
Steven G Mihaylo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2013	By:	/s/ Steven G Mihaylo
Steven G Mihaylo
Chief Executive Officer, Chairman of the Board of Directors

Date: March 15, 2013	By:	/s/ RONALD VINCENT
Ronald Vincent
Chief Financial Officer

Date: March 15, 2013	By:	/s/ Todd Goergen
Todd Goergen
Director

Date: March 15, 2013	By:	/s/ Craig Rauchle
Craig Rauchle
Director

Date: March 15, 2013	By:	/s/ Robert Kamm
Robert Kamm
Director

Date: March 15, 2013	By:	/s/ David Williams
David Williams
Director

Date: March 15, 2013	By:	/s/ Anil Puri
Anil Puri
Director