Form 10-Q
period 2013-03-31
Crexendo, Inc.
filed 2013-05-15
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

—————————
FORM 10-Q
—————————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 was 10,671,388.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$5,565	$7,440
Restricted cash	1,444	1,444
Trade receivables, net of allowance of doubtful accounts of $883
as of March 31, 2013 and $1,326 as of December 31, 2012	1,937	3,043
Inventories	114	171
Equipment financing receivables	38	28
Income taxes receivable	76	434
Prepaid expenses and other	440	333
Certificate of deposit	250	-
Total Current Assets	9,864	12,893

Certificate of deposit	250	500
Long-term trade receivables, net of allowance of doubtful accounts of $145
as of March 31, 2013 and $196 as of December 31, 2012	259	395
Long-term equipment financing receivables	137	96
Property and equipment, net	2,915	3,172
Deferred income tax assets, net	105	103
Intangible assets	-	6
Goodwill	265	265
Other long-term assets	97	97
Total Assets	$13,892	$17,527

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$302	$418
Accrued expenses and other	1,176	3,010
Deferred income tax liability	105	103
Deferred revenue, current portion	1,921	3,052
Total Current Liabilities	3,504	6,583

Deferred revenue, net of current portion	261	399
Other long-term liabilities	-	253
Total Liabilities	3,765	7,235

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,671,388 shares outstanding as of March 31, 2013 and 10,669,201 shares outstanding
as of December 31, 2012	11	11
Additional paid-in capital	50,057	49,824
Accumulated deficit	(39,941)	(39,543)
Total Stockholders' Equity	10,127	10,292

Total Liabilities and Stockholders' Equity	$13,892	$17,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$3,022	$5,255

Operating expenses:
Cost of revenue	1,042	1,421
Selling and marketing	908	933
General and administrative	1,438	3,033
Research and development	481	594
Total operating expenses	3,869	5,981

Loss from operations	(847)	(726)

Other income (expense):
Interest income	219	742
Other income (expense), net	(7)	28
Total other income, net	212	770

Income (loss) before income tax provision	(635)	44

Income tax benefit	237	153

Net income (loss)	$(398)	$197

Net income (loss) per common share:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Dividends per common share:	$-	$0.02

Weighted average common shares outstanding:
Basic	10,669,513	10,530,066
Diluted	10,669,513	10,566,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2013
(In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2013	10,669,201	$11	$49,824	$(39,543)	$10,292
Expense for stock options granted to employees			230		230
Proceeds from the exercise of stock options	2,187		3		3
Net loss				(398)	(398)
Balance, March 31, 2013	10,671,388	$11	$50,057	$(39,941)	$10,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(398)	$197
Adjustments to reconcile net (loss) income to net
cash provided by (used for) operating activities:
Release of lease abandonment accrual	(606)	-
Depreciation and amortization	317	391
Expense for stock options issued to employees	230	253
Change in uncertain tax positions	(253)	(167)
Changes in assets and liabilities:
Trade receivables	1,242	3,179
Equipment financing receivables	(51)	-
Inventories	57	(31)
Income taxes receivable	358	18
Prepaid expenses and other	(107)	135
Other long-term assets	6	2
Accounts payable, accrued expenses and other	(1,344)	(128)
Deferred revenue	(1,269)	(3,197)
Net cash provided by (used for) operating activities	(1,818)	652
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(55)	(711)
Sale of property and equipment	1	-
Net cash (used for) provided by investing activities	(54)	(711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3	336
Payments made on contingent consideration	(6)	(1)
Dividend payments	-	(211)
Net cash (used for) provided by financing activities	(3)	124

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,875)	65

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,440	8,658
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,565	$8,723

Supplemental disclosure of cash flow information:
Cash (received) during the period:
Income taxes	$(342)	$(4)
Supplemental disclosure of non-cash investing and financing information:
Dividends declared	-	211
Purchase of property and equipment included in accounts payable	6	125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Significant Accounting Policies

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

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.   As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  Due to changes in our business model and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $5,565,000, the collection of remaining accounts receivable from our former StoresOnline business, and restricted cash expected to be released from restriction. In addition, in March 2013, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million. The Company believes that it has sufficient funds to sustain its operations during the next 12 months.  Beyond the next twelve months, the Company’s forecast indicates that given current trends and growth projections, the Company may need to raise additional capital. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.   In addition, if our future operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected unless the Company were able to raise additional capital during that period to offset the shortfall in performance.

Basis of Presentation – These unaudited condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., StoresOnline International Canada, Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., Crexendo India Limited, and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash – We classified $1,444,000 as restricted cash as of March 31, 2013 and December 31, 2012, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirement of our merchant accounts, and purchasing card agreements.  The Company expects the restrictions to be removed during the next year and therefore classified restricted cash as current.  As of March 31, 2013, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $1,444,000.

Trade Receivables – We have historically offered to our customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $219,000 and $742,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Certificate of Deposit - We hold a $500,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 16 months. The $250,000 certificate of deposit classified as current is expected to be released in the next twelve months.  The remaining $250,000 is classified as long-term in the condensed consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $317,000 and $391,000 for the months ended March 31, 2013 and 2012, respectively. Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in 2010.  Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily intangible assets acquired in the acquisition of CastleWave, which include a customer list, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets, which were acquired in February 2010, were amortized over three years on a straight-line basis.  Amortization expense from these acquired assets is included in general and administrative expense.  As of March 31, 2013, the intangible assets are fully amortized.

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include inventory valuation and obsolescence, intangible assets, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

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

Web and Telecommunications Services Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  We recognize revenue ratably over the applicable service period.  When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Equipment Sales and Financing Revenue - Fees generated from the sale of telecommunications equipment are recognized when the devices are installed and hosted telecommunications services begin.

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

Cost of Revenue – Cost of revenue consists primarily of salaries for fulfillment services, and the cost of telecommunications equipment, services, and other products sold.

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

-       Quoted prices for similar assets or liabilities in active markets;
-       Quoted prices for identical or similar assets in non-active markets;
-       Inputs other than quoted prices that are observable for the asset or liability; and
-       Inputs that are derived principally from or corroborated by other observable market data.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  Since 2011, we have placed a full valuation allowance on deferred tax assets, see Note 6.

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three months ended March 31, 2013 and 2012.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services.  Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments.  The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the three months ended March 31, 2012 have been recast to conform to current quarter segment operating results presentation.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Recently Adopted Accounting Guidance – In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-08 in connection with testing goodwill for impairment. The objective of this ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  Adoption of the new guidance had no impact on the Company’s condensed consolidated financial statements.

Significant Customers – No customer accounted for 10% or more of our total net revenue or total accounts receivable for the three months ended March 31, 2013 or 2012.

(2)           Dividends

During the three months ended March 31, 2012, our Board of Directors declared the following cash dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
(Fiscal year 2012)
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012

On October 24, 2012, we announced the suspension of the quarterly dividend program.

(3)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three months ended March 31, 2013 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  Diluted net income per common share for the three months ended March 31, 2012 included 29,207 common share equivalents related to shares to be purchased under our Company’s employee stock option plan and 7,000 restricted shares held in escrow. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2013	2012

Net income (loss) (in thousands)	$(398)	$197

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,669,513	10,537,066
Weighted-average restricted shares held in escrow	-	(7,000)
Weighted-average basic shares outstanding	10,669,513	10,530,066
Dilutive employee stock options	-	29,207
Dilutive restricted shares held in escrow	-	7,000
Diluted shares outstanding	10,669,513	10,566,273
Net income (loss) per common share:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income (loss) per share.

	Three Months ended March 31,
	2013	2012

Total outstanding stock options	2,285,620	1,051,321

 (4)          Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars that we discontinued in July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2013	2012
Non-EPTA trade receivables	$444	$432
Conforming EPTAs	2,316	3,945
Non-Conforming EPTAs:
1 - 30 days	237	341
31 - 60 days	145	163
61 - 90 days	82	79
Gross trade receivables	3,224	4,960
Less allowance for doubtful accounts	(1,028)	(1,522)
Trade receivables, net	$2,196	$3,438

Current trade receivables, net	$1,937	$3,043
Long-term trade receivables, net	259	395
Trade receivables, net	$2,196	$3,438

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $500,000 of EPTAs during the three months ended March 31, 2013 and $3,939,000 of EPTAs during the year ended December 31, 2012, of which, all had original contract terms of greater than one year.

(5)           Equipment Financing Receivables

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

Equipment finance receivables arising from the rental of our hosted equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Gross financing receivables	$391	$283
Less unearned income	(216)	(159)
Financing receivables, net	175	124
Less: Current portion of finance receivables not billed, net	38	28
Finance receivables due after one year	$137	$96

Equipment finance receivables are expected to be collected within the next thirty-six months.

(6)           Income Taxes

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 37.4% and 348%, respectively, which resulted in an income tax benefit of $237,000 and $153,000, respectively.  The benefit for the three months ended March 31, 2013 and 2012 was primarily due to the statute of limitations expiring for a few uncertain tax positions.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. During the three months ended March 31, 2013, we placed a full valuation allowance on net deferred tax assets.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel for our StoresOnline segment, the restructuring of the StoresOnline segment, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized; accordingly, we recorded a full valuation allowance. Subsequent to placing a full valuation allowance on our net deferred tax assets, adjustments impacting our tax rate have been and are expected to continue to be insignificant.

(7)           Fair Value Measurements

We have financial instruments as of March 31, 2013 and December 31, 2012 for which the fair value is summarized below (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$2,196	$2,162	$3,438	$3,383
Certificate of deposit	500	500	500	500

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair value measurement at reporting date
Description	As of March 31, 2013	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$2,162	$-	$-	$2,162
Certificate of deposit	500	-	-	500
Financing receivables, net	175	-	-	175

Description	As of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$3,383	$-	$-	$3,383
Certificate of deposit	500	-	-	500
Financing receivables, net	124	-	-	124

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

Our disclosure of the estimated fair value of our financial instruments is made in accordance with generally accepted accounting guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies we consider to be appropriate. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.

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

On February 8, 2013 the Company received a summons entitled TCU- Canyon Park, a Utah Limited Company, Plaintiff  (TCU) v. Crexendo, Inc. a Delaware Corporation F/K/A iMergent, Inc., Defendant. The Suit was filed in the Fourth Judicial District Court of Utah County, Provo Department. The Suit seeks unspecified damages against the company for vacating a lease premises.  The suit claims that the Company owes basic monthly rent of $112,454 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleges that the Company “quit” the premises in November 2012 and the lease terminates on October 2013.

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

The Company has filed a counter claim/ third party action seeking in part declaratory judgment to determine the end date of the lease. In addition, the Company is seeking Declaratory Relief on Use and Occupancy Restrictions included in the lease as well as TCU’s obligation to mitigate damages.

As of December 31, 2012, the Company has recorded a lease abandonment accrual in the amount of $1,393,042, based on unpaid and remaining contractual payments under the operating lease agreement.  On March 29, 2013, the Company entered into a settlement with TCU in the amount of $787,000.  As a result, the Company released $606,000 of the lease abandonment accrual during the three months ended March 31, 2013.  The release of the lease accrual has been recorded in general and administrative expense.

We have recorded liabilities of approximately $202,000 as of March 31, 2013 and December 31, 2012, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

 (9)          Segment Information

Management has chosen to organize the Company around differences based on its products and services.  Crexendo Web Services segment generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services segment generates revenue from selling hosted telecommunication and broadband data services. We believe StoresOnline segment will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers.

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

Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
StoresOnline	$2,104	$4,410
Crexendo Web Services	533	770
Crexendo Network Services	385	75
Consolidated revenue	3,022	5,255

Income (loss) from Operations:
StoresOnline	1,016	1,662
Crexendo Web Services	(629)	(1,440)
Crexendo Network Services	(1,234)	(948)
Total operating loss	(847)	(726)
Other Income, net:
StoresOnline	206	762
Crexendo Web Services	3	4
Crexendo Network Services	3	4
Total other income	212	770
Income (loss) before income tax provision
StoresOnline	1,222	2,424
Crexendo Web Services	(626)	(1,436)
Crexendo Network Services	(1,231)	(944)
Income (loss) before income tax provision	$(635)	$44

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2012 Form 10-K and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Crexendo Network Services segment - Our hosted telecommunications services transmit calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet, whether it’s from a desktop device or a mobile device.

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

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of cloud-based products and services that nearly eliminate the cost of a businesses’ technology infrastructure and enable businesses of any size to more efficiently run their business.  By providing a variety of comprehensive and scalable solutions, we are able to provide these solutions on a monthly basis to businesses and entrepreneurs without the need for expensive capital investments, regardless of where their business is in its lifecycle.  Our products and services can be categorized in the following offerings:

Web Hosting - Our web hosting services allows businesses and entrepreneurs to host their web-sites in our data center for a monthly fee.

Hosted Telecommunications Services - Our hosted telecommunications service offering includes hardware and software and unified communication solutions for businesses using VoIP technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and VoIP technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships

Crexendo’s hosted telecommunication service offers a wide variety of essential and advanced features for small and medium-size businesses. Many of these features included in the service offering are:

●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the US and Canada, International calling, Toll free (Inbound and Outbound)

●	Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music-On-Hold, Voicemail and Unified Messaging
●	Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing
●	Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording
●	Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring
●
Mobile Features such extension dialing, transfer and conference and seamless hand-off from Wifi to/from 3G and 4G, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets.

Many of these services are available and included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and SaaS offerings to make them more competitive and profitable.

Search Engine Optimization (SEO) - There are two general aspects to Search Engine Optimization (“SEO”).  First, the tactical level, that includes conditioning a website and/or its pages to be relevant and search-engine friendly.  Second, we help businesses strategically select keywords and keyword phrases.  The popularity of a site plays a role in what keyword phrases a business can compete on versus what keyword phrases might be “out of their league”.  We focus on the strategic selection of keywords and prioritize keywords that have healthy search volumes and high ‘win’ capability.  Our experience coupled with our software allow us to strategically select the best choices for keyword phrases to target which provide the highest probability of getting high search engine positions and draws maximum traffic to the website.  Our SEO packages include a keyword interview, strategic keyword research, baseline ranking report, search engine optimization plan, and comparison ranking report.

Link Building - Link building is a critical component of off-page SEO.  To be effective, a link building campaign must be done manually.  Search engines can detect links obtained via automated submission.  Also, links need to come from many different types of sites, not just one or two.  Link building is closely related to search engine optimization, as such; we carefully synchronize all our link building efforts and anchor text with our search engine optimization efforts.

An effective link building effort is labor intensive, with no real shortcuts.  We use a broad based approach for link building that follows search engine webmaster guidelines.  We use strategies that include, but aren’t limited to:  Web 2.0 sites, social media and social bookmarking sites, vertical portals, local directories, live directories, and others.

Paid Search Management - We offer paid search management services, such as management of Google® AdWords™, Yahoo and Microsoft Advertising adCenter™ accounts for our customers.

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

Website Design and Development - Using our proprietary software and processes we design and develop websites with “conversion” in mind.  The term conversion means different things to different websites.  To a lead-generation website, it means getting prospects to submit their contact information so the sales team can contact them.  For an e-commerce website, conversion means getting an online customer to complete an order.

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

ECONOMIC FACTORS

The tight credit markets in place over the past several years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our products and services through the seminar sales channel. The high unemployment rate has also had a negative impact on our StoresOnline customer base and has historically resulted in high default rates on our accounts receivable. While we have seen our collection rates stabilize and improve over the past several quarters, our default rate on StoresOnline receivables remin high. Since we recognize revenue when the cash is collected on our StoresOnline segment, an improvement in our StoresOnline accounts receivables collection rates will result in additional future revenue, while deterioration in our StoresOnline accounts receivables collection rate will decrease future revenue.

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

●
We continue to invest and develop on our Web platform to make it more easy-to-use, enable larger mobile and 3rd party integration features thus enabling our web customers to drive more traffic to their web-sites.

●	Our Hosted Telecommunications technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:

●	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons and lower end Monochrome 2 Line wall mountable device;

●
Basic Business Telephony Features such as those offered in a traditional private branch exchange (“PBX”) systems like extension dialing,  Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer (Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing;

●	Advanced telephony features such as Call Park, Call Pickup, Paging(through the phones), Overhead paging, Call Recording;

●	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting;

●	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo);

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile phone as if they were in the office. It also provided users instant access to visual voicemail and call logs;

●	End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  On April 1, 2012, the Company began entering into rental transactions for hosted telecommunication equipment that it accounted for under its critical accounting policies as Lease Sales and began recording Equipment Financing Receivables. Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$3,022	$5,255
Income (loss) before income taxes	(635)	44
Income tax benefit (provision)	237	153
Net income (loss)	(398)	197
Basic net income (loss) per share	$(0.04)	$0.02
Diluted net income (loss) per share	$(0.04)	$0.02

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue

Total revenue decreased 42% or $2,233,000, to $3,022,000 for the three months ended March 31, 2013 as compared to $5,255,000 for the three months ended March 31, 2012. StoresOnline segment revenue decreased 52% or $2,306,000, to $2,104,000 for the three months ended March 31, 2013, as compared to $4,410,000 for the three months ended March 31, 2012.  Crexendo Web Services segment revenue decreased 31% or $237,000, to $533,000 for the three months ended March 31, 2013 as compared to $770,000 for the three months ended March 31, 2012.  The decrease was offset by an increase in revenue from Network Services.  Crexendo Network Services segment revenue increased 413% or $310,000, to $385,000 for the three months ended March 31, 2013 as compared to $75,000 for the three months ended March 31, 2012.

Loss Before Income Taxes

Loss before income tax increased $679,000, to $635,000 for the three months ended March 31, 2013 as compared to income of $44,000 for the three months ended March 31, 2012.  Revenue decreased 42% or $2,233,000, to $3,022,000 for the three months ended March 31, 2013 as compared to $5,255,000 for the three months ending March 31, 2012.2. Total operating expenses decreased 35% or $2,112,000, to $3,869,000 for the three months ended March 31, 2013 as compared to $5,981,000 for the three months ended March 31, 2012.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 37.4% and 348%, respectively, which resulted in a benefit for income taxes of $237,000 and $153,000, respectively.

Segment Operating Results

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the quarter ended March 31, 2012 have been modified to conform to current quarter segment operating results presentations. The information below is organized in accordance with our three reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of StoresOnline (in thousands):

	Three Months Ended March 31,
	2013	2012
StoresOnline
Revenue	$2,104	$4,410
Operating expenses:
Cost of revenue	205	653
Research and Development	190	144
Selling and marketing	12	101
General and administrative	681	1,850
Operating income	1,016	1,662
Other income	206	762
Income before taxes	$1,222	$2,424

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue

StoresOnline segment revenue decreased 52% or $2,306,000, to $2,104,000 for the three months ended March 31, 2013 as compared to $4,410,000 for the three months ended March 31, 2012.

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

Revenue related to cash collected under EPTA agreements decreased 55% or $1,725,000, to $1,395,000 for the three months ended March 31, 2013 as compared to $3,120,000 for the three months ended March 31, 2012.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(1,395)
Adjustments of EPTA deferred revenue	2
StoresOnline deferred revenue as of March 31, 2013	$1,780

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on principal of EPTA contracts	(3,120)
Less writeoffs	(38)
StoresOnline deferred revenue as of March 31, 2012	$12,038

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended March 31, 2013 and March 31, 2012.  Hosting revenue decreased 26% or $221,000, to $639,000 for the three months ended March 31, 2013 as compared to $860,000 for the three months ended March 31, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 78% or $252,000, to $70,000 for the three months ended March 31, 2013 as compared to $322,000 for the three months ended March 31, 2012. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of the cost to conduct internet training workshops, credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue decreased 69% or $448,000, to $205,000 for the three months ended March 31, 2013 as compared to $653,000 for the three months ended March 31, 2012.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we are no longer generating revenue from products sold to new internet training workshop customers. The cost of revenue for the three months ended March 31, 2013 primarily related to customer services costs and credit card fees.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our StoresOnline products.  Research and development expenses increased 32% or $46,000, to $190,000 for the three months ended March 31, 2013 as compared to $144,000 for the three months ended March 31, 2012. The increase was primarily due to salaries and expenses related to the continued development of our Web Builder.

Selling and Marketing

Selling and marketing expenses consist of salaries and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses decreased 88% or $89,000, to $12,000 for the three months ended March 31, 2013 as compared to $101,000 for the three months ended March 31, 2012.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling expenses associated with StoresOnline products.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 63% or $1,169,000, to $681,000 for the three months ended March 31, 2013 as compared to $1,850,000 for the three months ended March 31, 2012.  The decrease was primarily due to a reduction in salaries and related expenses of $164,000, accounting fees of $134,000, servicing fees for our EPTA contracts of $133,000, and allocated corporate expenses of $683,000.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 73% or $556,000, to $206,000 for the three months ended March 31, 2013 as compared to $762,000 for the three months ended March 31, 2012.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $1,780,000 as of March 31, 2013 compared to $12,038,000 at March 31, 2012.

Operating Results of Crexendo Web Services segment (in thousands):

	Three Months Ended March 31,
	2013	2012
Crexendo Web Services
Revenue	$533	$770
Operating Expenses:
Cost of revenue	389	517
Research and Development	-	146
Selling and marketing	374	541
General and administrative	399	1,006
Operating loss	(629)	(1,440)
Other income	3	4
Loss before taxes	$(626)	$(1,436)

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue

Crexendo Web Services segment revenue decreased 31% or $237,000, to $533,000 for the three months ended March 31, 2013 as compared to $770,000 for the three months ended March 31, 2012.  The decrease in revenue is primarily related to a reduction in sales effort during the second and third quarters of 2012 as the direct sales representatives were actively training on and selling the new Network Services offerings which the Company began selling in January 2012. During 2012, our backlog dropped to its lowest level to $904,000 as of September 30, 2012. As of March 31, 2013, the Company has increased the backlog to 1,329,000 from new contracts.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of January 1, 2012 and 2013, and March 31, 2012 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2013	$1,135
Crexendo Web Services backlog as of March 31, 2013	$1,329

Crexendo Web Services backlog as of January 1, 2012	$1,142
Crexendo Web Services backlog as of March 31, 2012	$1,212

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 25% or $128,000, to $389,000 for the three months ended March 31, 2013 as compared to $517,000 for the three months ended March 31, 2012. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Research and Development

Research and development expenses decreased 100% or $146,000, to $0 for the three months ended March 31, 2013 as compared to $146,000 for the three months ended March 31, 2012. The decrease was due to no product development during the quarter. We do not anticipate incurring additional research and development expenses for our Web Services segment going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 31% or $167,000, to $374,000 for the three months ended March 31, 2013 as compared to $541,000 for the three months ended March 31, 2012. This decrease was primarily attributable to the decrease in our direct sales representatives, from 21 representatives at March 31, 2012 to 18 representatives as of March 31, 2013, and a decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 60% or $607,000, to $399,000 for the three months ended March 31, 2013 as compared to $1,006,000 for the three months ended March 31, 2012.  The decrease in general and administrative expenses is primarily due to a decrease in the office space rent due to the abandonment of an operating lease in Orem, UT during the fourth quarter of 2012, and the release of an lease abandonment accrual (Note 8).  In addition, less of an allocation of corporate general and administrative expenses due to the 31% reduction in revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Operating Results of our Crexendo Network Services segment Division (in thousands):

	Three Months Ended March 31,
	2013	2012
Crexendo Network Services
Revenue	$385	$75
Operating expenses:
Cost of revenue	448	251
Research and development	291	304
Selling and marketing	522	291
General and administrative	358	177
Operating loss	(1,234)	(948)
Other Income	3	4
Loss before taxes	$(1,231)	$(944)

Three months ended March 31, 2013 compared to Three months ended March 31, 2012

Revenue

Crexendo Network Services segment revenue increased 413% or $310,000, to $385,000 for the three months ended March 31, 2013 as compared to $75,000 for the three months ended March 31, 2012.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives.  A substantial portion of Crexendo Network Services segment revenue is generated through twenty-four to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at March 31, 2013 and 2012.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of January 1, 2012 and 2013, and March 31, 2012 and 2013, which we expect to recognize as revenue within the next twenty-four to thirty-six months (in thousands):

Crexendo Network Services backlog as of January 1, 2013	$2,374
Crexendo Network Services backlog as of March 31, 2013	$3,451

Crexendo Network Services backlog as of January 1, 2012	$155
Crexendo Network Services backlog as of March 31, 2012	$965

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services.  Cost of revenue increased 78% or $197,000, to $448,000 for the three months ended March 31, 2013 as compared to $251,000 for the three months ended March 31, 2012.  The increase in cost of revenue was primarily due to an increase in product cost of $77,000 and customer support costs of $56,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $42,000 and other cost of revenue of $22,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 4% or $13,000, to $291,000 for the three months ended March 31, 2013 as compared to $304,000 for the three months ended March 31, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses. Selling and marketing expenses increased 79% or $231,000, to $522,000 for the three months ended March 31, 2013 as compared to $291,000 for the three months ended March 31, 2012.  The increase in selling and marketing expenses was primarily due to the increase in the allocation of direct sales representative salaries and benefits expense as a result of increased revenue, and commissions related to Network services segment sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 102% or $181,000, to $358,000 for the three months ended March 31, 2013 as compared to $177,000 for the three months ended March 31, 2012.  The increase in general and administrative expenses for the three months ended March 31, 2013 primarily consisted of additional salaries and benefits, of $113,000, additional allocation of stock option expense of $33,000, corporate accounting service of $20,000, and other previously unallocated corporate expenses of $35,000, offset by a decrease of $24,000 in other professional services.

Liquidity and Capital Resources

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.   As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  Due to changes in our business model and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $5,565,000, the collection of remaining accounts receivable from our former StoresOnline business, and restricted cash expected to be released from restriction. In addition, in March 2013, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million. The Company believes that it has sufficient funds to sustain its operations during the next 12 months.  Beyond the next twelve months, the Company’s forecast indicates that given current trends and growth projections, the Company may need to raise additional capital. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.   In addition, if our future operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected unless the Company were able to raise additional capital during that period to offset the shortfall in performance.

Working Capital

Working capital increased 1% or $50,000, to $6,360,000 for the three months ended March 31, 2013 as compared to $6,310,000 for the year ended December 31, 2012.  Working capital, excluding deferred revenue, decreased 12% or $1,081,000, to $8,281,000 as of March 31, 2013 as compared to $9,362,000 as of December 31, 2012. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in our StoreOnline segment EPTA accounts receivable as those accounts are collected.

Cash and Cash Equivalents

Cash and cash equivalents decreased 25% or $1,875,000, to $5,565,000 at March 31, 2013 as compared to $7,440,000 as of December 31, 2012. During the three months ended March 31, 2013, we used $1,818,000 in cash for operating activities, we used $54,000 for investing activities, and used $3,000 for financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 36% or $1,242,000, to $2,196,000 at March 31, 2013 as compared to $3,438,000 at December 31, 2012. Long-term trade receivables, net of allowance for doubtful accounts, decreased 34% or $136,000, to $259,000 at March 31, 2013 as compared to $395,000 at December 31, 2012. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at March 31, 2013 is primarily related to cash collections of EPTA agreements of $1,395,000 for the three month period ended March 31, 2013.

Accounts Payable

Accounts payable decreased 28% or $116,000, to $302,000 at March 31, 2013 as compared to $418,000 at December 31, 2012.  Our accounts payable as of March 31, 2013 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 2% or $165,000, to $10,127,000 at March 31, 2013 as compared to $10,292,000 at December 31, 2012. The significant changes in stockholders’ equity during the first three months of fiscal year 2013 included an increase of additional paid-in capital of $230,000 for options granted and $3,000 in proceeds from stock option exercises. In addition, we had a net loss of $398,000 for the three month period ending March 31, 2013. On October 24, 2012, we announced the suspension of the quarterly dividend program.

Off Balance Sheet Arrangements

As of March 31, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2012 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 8, 2013 the Company received a summons entitled TCU- Canyon Park, a Utah Limited Company, Plaintiff (TCU)v Crexendo, Inc. a Delaware Corporation F/K/A Imergent, Inc., Defendant. The Suit was filed in the Fourth Judicial District Court of Utah County, Provo Department. The Suit was seeking damages against the company in excess of $1,400,000 for vacating the lease premises. The suit claimed that the Company owed basic monthly rent of $112,454.41 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleged that the Company “quit” the premises in November 2012 and the lease terminates in October 2013.

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

The Company had filed a counter claim/ third party action seeking in part declaratory judgment to determine the end date of the lease. In addition the Company was seeking Declaratory Relief on Use and Occupancy Restrictions included in the lease as well as TCU’s obligation to mitigate damages.

After the filing of the Counter Claim the Company made a formal offer of Judgment for an amount it believed to be a reasonable settlement taking into accounts the off-sets the Company believed it was owed, together with the costs and complexities of the action. The Plaintiff originally indicated they would not accept the offer however the Company refused to raise the offer amount. On March 18, 2013 the Plaintiff agreed to accept be $787,092.87, which has been paid. The case has been dismissed with Prejudice, and the Company has received a complete release.

ITEM 1A.	RISK FACTORS

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2012 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the three months ended March 31, 2013 and the share purchase program was not renewed.

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

Crexendo, Inc.

May 15, 2013	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

May 15, 2013	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer