Form 10-Q
period 2013-06-30
Crexendo, Inc.
filed 2013-08-14
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 10,709,904.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$4,930	$7,440
Restricted cash	1,444	1,444
Trade receivables, net of allowance of doubtful accounts of $641
as of June 30, 2013 and $1,326 as of December 31, 2012	1,341	3,043
Inventories	131	171
Equipment financing receivables	51	28
Income taxes receivable	63	434
Prepaid expenses and other	510	333
Total Current Assets	8,470	12,893

Certificate of deposit	250	500
Long-term trade receivables, net of allowance of doubtful accounts of $106
as of June 30, 2013 and $196 as of December 31, 2012	152	395
Long-term equipment financing receivables	196	96
Property and equipment, net	2,658	3,172
Deferred income tax assets, net	105	103
Intangible assets	671	6
Goodwill	340	265
Other long-term assets	95	97
Total Assets	$12,937	$17,527

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$307	$418
Accrued expenses and other	1,307	3,010
Deferred income tax liability	105	103
Deferred revenue, current portion	1,348	3,052
Contingent consideration	87	-
Total Current Liabilities	3,154	6,583

Deferred revenue, net of current portion	143	399
Other long-term liabilities	-	253
Total Liabilities	3,297	7,235

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,709,904 shares outstanding as of June 30, 2013 and 10,669,201 shares outstanding
as of December 31, 2012	11	11
Additional paid-in capital	50,364	49,824
Contingent consideration	276	-
Accumulated deficit	(41,011)	(39,543)
Total Stockholders' Equity	9,640	10,292
Total Liabilities and Stockholders' Equity	$12,937	$17,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$2,737	$4,914	$5,759	$10,169

Operating expenses:
Cost of revenue	970	1,298	2,012	2,719
Selling and marketing	717	984	1,625	1,917
General and administrative	1,852	2,741	3,290	5,774
Research and development	414	505	895	1,099
Total operating expenses	3,953	5,528	7,822	11,509

Loss from operations	(1,216)	(614)	(2,063)	(1,340)

Other income (expense):
Interest income	146	524	365	1,266
Other income (expense), net	(26)	(14)	(33)	14
Total other income, net	120	510	332	1,280

Loss before income tax provision	(1,096)	(104)	(1,731)	(60)

Income tax benefit (provision)	26	(13)	263	140

Net income (loss)	$(1,070)	$(117)	$(1,468)	$80

Net income (loss) per common share:
Basic	$(0.10)	$(0.01)	$(0.14)	$0.01
Diluted	$(0.10)	$(0.01)	$(0.14)	$0.01

Dividends per common share:	$-	$-	$-	$0.02

Weighted average common shares outstanding:
Basic	10,682,393	10,634,104	10,675,990	10,582,372
Diluted	10,682,393	10,634,104	10,675,990	10,614,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2013
(In thousands, except share data)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2013	10,669,201	$11	$49,824	$-	$(39,543)	$10,292
Expense for stock options granted to employees	-	-	430	-	-	430
Proceeds from the exercise of stock options	2,187	-	3	-	-	3
Contingent consideration	-	-	-	276	-	276
Issuance of common stock for business acquisition	38,516	-	107	-	-	107
Net loss	-	-	-	-	(1,468)	(1,468)
Balance, June 30, 2013	10,709,904	$11	$50,364	$276	$(41,011)	$9,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,468)	$80
Adjustments to reconcile net (loss) income to net
cash provided by (used for) operating activities:
Lease abandonment	(606)	-
Depreciation and amortization	598	759
Expense for stock options issued to employees	430	455
Change in uncertain tax positions	(253)	(167)
Changes in assets and liabilities:
Trade receivables	1,945	6,157
Equipment financing receivables	(123)	(25)
Inventories	40	28
Income taxes receivable	371	38
Prepaid expenses and other	(177)	(37)
Other long-term assets	2	20
Accounts payable, accrued expenses and other	(1,202)	(573)
Deferred revenue	(1,960)	(6,000)
Other long-term liabilities	-	4
Net cash (used for) provided by operating activities	(2,403)	739
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificate of deposit	250	-
Acquisition of property and equipment	(60)	(1,024)
Acquisition of PBX Central	(300)	-
Net cash used for investing activities	(110)	(1,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3	498
Payments made on contingent consideration	-	(6)
Dividend payments	-	(422)
Net cash provided by financing activities	3	70

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,510)	(215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,440	8,658
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,930	$8,443

Supplemental disclosure of cash flow information:
Cash received during the period:
Income taxes	$(382)	$(11)
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$-	$16
Business acquisition with stock (Note 9)	$107	$-
Contingent consideration related to acquisition (Note 9)	$363	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.
CREXENDO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011.  We are a hosted services company that provides web hosting, hosted telecommunications services, search engine optimization management, link building, e-commerce software, website development, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services and StoresOnline.

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Network Services and Crexendo Web Services segments.   As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  Due to changes in our business model and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $4,930,000, the collection of remaining accounts receivable from our former StoresOnline business, and restricted cash expected to be released from restriction. In addition, in March 2013, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million. The Company believes that it has sufficient funds to sustain its operations during the next 12 months.  Beyond the next twelve months, the Company’s forecast indicates that given current trends and growth projections, the Company may need to raise additional capital. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.   In addition, if our future operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected unless the Company is able to raise additional capital during that period to offset the shortfall in performance.

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

Restricted Cash – We classified $1,444,000 as restricted cash as of June 30, 2013 and December 31, 2012, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirement of our merchant accounts, and purchasing card agreements.  The Company expects the restrictions to be removed during the next year and therefore classified restricted cash as current.  As of June 30, 2013, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $1,444,000.

Trade Receivables – We have historically offered to our StoresOnline customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $146,000 and $524,000 for the three months ended June 30, 2013 and 2012, respectively.  We recognized $365,000 and $1,266,000 for the six months ended June 30, 2013 and 2012, respectively.

Inventory - Inventories consist of telecommunication equipment and is stated at the lower of cost (first-in, first-out method) or market. In accordance with applicable accounting guidance we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $250,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the condensed consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $317,000 and $391,000 for the three months ended June 30, 2013 and 2012, respectively and $574,000 and $502,000 for the six months ended June 30, 2013 and 2012, respectively. Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in 2010. Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of CastleWave and PBX Central, which include customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $17,000 and $18,000 for the three months ended June 30, 2013 and 2012, respectively and $24,000 and $36,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Fees generated from renting our hosted telecommunication equipment (IP or cloud telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned.  Revenue from operating leases in recognized ratably over the applicable service period.

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

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We deferred $53,000 and $0 of commissions and amortized to sales and marketing expense $5,000 and $0 as of June 30, 2013 and December 31, 2012, respectively.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on deferred tax assets, see Note 5.

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three and six months ended June 30, 2013 and 2012.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services.  Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments.  The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the three and six months ended June 30, 2012 have been recast to conform to current quarter segment operating results presentation.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable for the three and six months ended June 30, 2013 and 2012.

 (2)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three months ended June 30, 2013 and 2012 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  Diluted net loss per common share for the six months ended June 30, 2013 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  Diluted net income per common share for the six months ended June 30, 2012 included 7,000 restricted shares held in escrow. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income (in thousands)	$(1,070)	$(117)	$(1,468)	$80

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,682,393	10,641,104	10,675,990	10,589,372
Weighted-average restricted shares held in escrow	-	(7,000)	-	(7,000)
Weighted-average basic shares outstanding	10,682,393	10,634,104	10,675,990	10,582,372
Dilutive employee stock options	-	-	-	25,516
Dilutive restricted shares held in escrow	-	-	-	7,000
Diluted shares outstanding	10,682,393	10,634,104	10,675,990	10,614,888
Net (loss) income per common share:
Basic	$(0.10)	$(0.01)	$(0.14)	$0.01
Diluted	$(0.10)	$(0.01)	$(0.14)	$0.01

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income (loss) per share because including them would have been anti-dilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Outstanding stock options	2,292,784	1,284,442	2,056,455	1,436,479
Restricted shares held in escrow	-	7,000	-	-
Total	2,292,784	1,291,442	2,056,455	1,436,479

 (3)           Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars that we discontinued in July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2013	2012
Non-EPTA trade receivables	$520	$432
Conforming EPTAs	1,392	3,945
Non-Conforming EPTAs:
1 - 30 days	142	341
31 - 60 days	100	163
61 - 90 days	86	79
Gross trade receivables	2,240	4,960
Less allowance for doubtful accounts	(747)	(1,522)
Trade receivables, net	$1,493	$3,438

Current trade receivables, net	$1,341	$3,043
Long-term trade receivables, net	152	395
Trade receivables, net	$1,493	$3,438

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $729,000 of EPTAs during the six months ended June 30, 2013 and $3,939,000 during the year ended December 31, 2012, of which, all had original contract terms of greater than one year.

(4)           Equipment Financing Receivables

On April 1, 2012, we began renting our hosted telecommunication equipment (IP or cloud telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.   The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.  Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases.

Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases, were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Gross financing receivables	$616	$283
Less unearned income	(369)	(159)
Financing receivables, net	247	124
Less: Current portion of finance receivables, net	51	28
Finance receivables due after one year	$196	$96

Equipment finance receivables are expected to be collected within the next thirty-six to sixty months.

(5)   Income Taxes

Our effective tax rate for the three and six months ended June 30, 2013 was 2.4% and 15.5%, respectively, which resulted in a benefit for income taxes of $26,000 and $263,000 respectively, The benefit for the six months ended June 30, 2013 was primarily due to the statute of limitations expiring on some uncertain tax positions.

Our effective tax rate for the three months ended June 30, 2012 was 13% which resulted in an income tax provision of $13,000.  Our effective tax rate for the six months ended June 30, 2012 was 233%, which resulted in a benefit for income taxes of $140,000.

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

(6)           Fair Value Measurements

We have financial instruments as of June 30, 2013 and December 31, 2012 for which the fair value is summarized below (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$1,493	$1,468	$3,438	$3,383
Certificate of deposit	250	250	500	500
Liabilities:
Acquisition related contingent consideration	$87	$87	-	-

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair value measurement at reporting date
Description	As of June 30, 2013	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$1,468	$-	$-	$1,468
Certificate of deposit	250	-	250	-

Description	As of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$3,383	$-	$-	$3,383
Certificate of deposit	500	-	500	-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate.

Liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2013 (in thousands).  There were no liabilities measured at fair value on a recurring basis at December 31, 2012.

		Fair value measurement at reporting date
Description	As of June 30, 2013	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$87	$-	$-	$87

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.  Future changes in fair value of the contingent financial milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of financial milestone achievements, could have a material effect on the statement of operations and balance sheet in the period of the change.

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the six months ended June 30, 2013 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration

Balance at December 31, 2012	$-
Additions	87
Balance at June 30, 2013	87

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

We have recorded liabilities of approximately $202,000 as of June 30, 2013 and December 31, 2012, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(8)   Segment Information

Management has chosen to organize the Company around differences based on its products and services.  Crexendo Web Services segment generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and large businesses.  Crexendo Network Services segment generates revenue from selling hosted telecommunication and broadband data services. We believe that the StoresOnline segment will continue to generate revenue by offering businesses a continuum of services and technology providing tools and training to establish a successful website on the Internet for entrepreneurs and small office/home office (SOHO) customers

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been revised to conform to current year segment operating results presentation.

Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
StoresOnline	$1,677	$4,054	$3,781	$8,464
Crexendo Web Services	569	692	1,102	1,462
Crexendo Network Services	491	168	876	243
Consolidated revenue	2,737	4,914	5,759	10,169

Loss from Operations:
StoresOnline	629	1,682	1,645	3,344
Crexendo Web Services	(594)	(1,099)	(1,223)	(2,539)
Crexendo Network Services	(1,251)	(1,197)	(2,485)	(2,145)
Total operating loss	(1,216)	(614)	(2,063)	(1,340)
Other Income, net:
StoresOnline	120	504	326	1,266
Crexendo Web Services	-	3	3	7
Crexendo Network Services	-	3	3	7
Total other income	120	510	332	1,280
Loss before income tax provision
StoresOnline	749	2,186	1,971	4,610
Crexendo Web Services	(594)	(1,096)	(1,220)	(2,532)
Crexendo Network Services	(1,251)	(1,194)	(2,482)	(2,138)
Loss before income tax provision	$(1,096)	$(104)	$(1,731)	$(60)

(9)   Business Acquisition

PBX Holdings, LLC. Acquisition

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The aggregate purchase price of approximately $769,000 consisted of $300,000 of cash paid at closing and 38,516 shares of our common stock with an estimated fair value of approximately $107,000. The fair value of the issuance of common stock issued as consideration for PBX Central was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $363,000 of contingent consideration it estimates will be earned relating to an additional payment provision. The estimated additional payment obligation is comprised of approximately $87,000 of cash consideration and 115,385 shares of the Company’s common stock with an estimated value of approximately $276,000 at the time of the acquisition.  The Company’s consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the PBX Central acquisition will not be amortized and will be tested for impairment at least annually.

The preliminary purchase price allocation is subject to completion of final fair value allocations.  The actual amounts that will be recorded based upon final assessment of the fair values may differ substantially from the information in the unaudited condensed consolidated financial statements.  The primary area of the purchase price allocation that is not yet finalized relate to the valuation of the intangible assets acquired.We anticipate finalizing our purchase price allocation during the third quarter of 2013.  The following table presents the preliminary allocation of the purchase price for PBX Central (in thousands):

Consideration (including estimated unpaid contingent consideration):
Cash	$387
Common Stock	383
Total Consideration	$770

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and Equipment	$7
Identifiable intangible assets	688
Total identifiable net assets	695
Goodwill	75
$770

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands):

	Amount	Weighted Average useful life (In years)
Technology	$180	2
Customer relationships	508	10
Total	$688

In determining the preliminary purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for PBX Central services. The estimated fair value of customer relationships was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The cost approach was used to determine the fair value of the technology acquired from PBX Central.  The cost approach estimates the value of the intangible asset by quantifying the aggregate expenditures that would be required to replace the intangible asset.  Such expenditures include the developers’ time and materials.  The underlying assumption is that the cost to purchase or develop an asset are commensurate with the economic benefits the asset is expected to generate over its remaining economic life.  Management has estimated the cost to develop a similar product with current technology.  The key assumptions used in valuing the technology acquired are developers’ time.

The customer relationships were valued using a form of the income approach known as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 18%, tax rate of 38.1%, contributory asset charges for technology license and tangible assets used to deliver services, and estimated economic life of 10 years.

The total weighted average amortization period for the identified intangible assets acquired from PBX Central is 6 years. The goodwill resulting from the PBX Central acquisition is not currently deductible for income tax purposes.

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

Crexendo Network Services segment - Our hosted telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.

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

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The purchase price of approximately $769,000 consisted of $387,000 of cash and 153,846 shares of our common stock with an estimated fair value of approximately $363,000 at the time of the acquisition. Our consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to our consolidated results of operations for the periods presented.

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

Hosted Telecommunications Services - Our hosted telecommunications service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships

Crexendo’s hosted telecommunication service offers a wide variety of essential and advanced features for small and medium-size businesses.  Many of these features included in the service offering are:

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

ECONOMIC FACTORS

The tight credit markets in place over the past several years have adversely affected our StoresOnline business as consumers and businesses continued to be limited in their ability to obtain alternate sources of financing. The tight credit markets contributed to our decision to suspend the sale of our products and services through the seminar sales channel.  The high unemployment rate has also had a negative impact on our StoresOnline customer base and has historically resulted in high default rates on our accounts receivable.  While we have seen our collection rates stabilize and improve over the past several quarters, our default rate on StoresOnline receivables remain high.  Since we recognize revenue when the cash is collected on our StoresOnline segment, an improvement in our StoresOnline accounts receivables collection rates will result in additional future revenue, while deterioration in our StoresOnline accounts receivables collection rate will decrease future revenue.

TECHNOLOGY

We believe our proprietary implementation of standard Web, IP, Cloud, Mobile and Internet technologies represent a key component of our business model. We believe these technologies and how we deliver them to our customers distinguish our services and products from the services and products offered by our competitors. Our technology infrastructure and virtual network operation center, all of which is built and managed on industry standard computing, storage, data and platforms offers us greater efficiencies. The synergies between Web and Telecommunication protocols such as TCP/IP, HTTP, XML, SIP and innovations in computing, load balancing, redundancy and high availability of Web and Telecommunications technologies offers us a unique advantage in delivering these services to our customers seamlessly from our data center.

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

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile device as if they were in the office. It also provided users instant access to visual voicemail and call logs;

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

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$2,737	$4,914	$5,759	$10,169
Loss before income taxes	(1,096)	(104)	(1,731)	(60)
Income tax benefit (provision)	26	(13)	263	140
Net (loss) income	(1,070)	(117)	(1,468)	80
Basic net (loss) income per share	$(0.10)	$(0.01)	$(0.14)	$0.01
Diluted net (loss) income per share	$(0.10)	$(0.01)	$(0.14)	$0.01

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue

Total revenue decreased 44% or $2,177,000, to $2,737,000 for the three months ended June 30, 2013 as compared to $4,914,000 for the three months ended June 30, 2012. StoresOnline segment revenue decreased 59% or $2,377,000, to $1,677,000 for the three months ended June 30, 2013, as compared to $4,054,000 for the three months ended June 30, 2012.  Crexendo Web Services segment revenue decreased 18% or $123,000, to $569,000 for the three months ended June 30, 2013 as compared to $692,000 for the three months ended June 30, 2012.  The decreases were offset by an increase in revenue from Crexendo Network Services.  Crexendo Network Services segment revenue increased 192% or $323,000, to $491,000 for the three months ended June 30, 2013 as compared to $168,000 for the three months ended June 30, 2012.

Loss Before Income Taxes

Loss before income tax increased $992,000, to $1,096,000 for the three months ended June 30, 2013 as compared to loss before income tax of $104,000 for the three months ended June 30, 2012.  Revenue decreased 44% or $2,177,000, to $2,737,000 for the three months ended June 30, 2013 as compared to $4,914,000 for the three months ending June 30, 2012. Total operating expenses decreased 29% or $1,575,000, to $3,953,000 for the three months ended June 30, 2013 as compared to $5,528,000 for the three months ended June 30, 2012.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2013 was 2.4%, which resulted in a benefit for income taxes of $26,000.  Our effective tax rate for the three months ended June 30, 2012 was 13%, which resulted in a provision for income taxes of $13,000.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue

Total revenue decreased 43% or $4,410,000, to $5,759,000 for the six months ended June 30, 2013 as compared to $10,169,000 for the six months ended June 30, 2012. StoresOnline segment revenue decreased 55% or $4,683,000, to $3,781,000 for the six months ended June 30, 2013, as compared to $8,464,000 for the six months ended June 30, 2012.  Crexendo Web Services segment revenue decreased 25% or $360,000, to $1,102,000 for the six months ended June 30, 2013 as compared to $1,462,000 for the six months ended June 30, 2012.  The decrease was offset by an increase in revenue from Crexendo Network Services.  Crexendo Network Services segment revenue increased 261% or $633,000, to $876,000 for the six months ended June 30, 2013 as compared to $243,000 for the six months ended June 30, 2012.

Loss Before Income Taxes

Loss before income tax increased $1,671,000, to $1,731,000 for the six months ended June 30, 2013 as compared to loss before income tax of $60,000 for the six months ended June 30, 2012.  Revenue decreased 43% or $4,410,000, to $5,759,000 for the six months ended June 30, 2013 as compared to $10,169,000 for the six months ending June 30, 2012. Total operating expenses decreased 32% or $3,687,000, to $7,822,000 for the six months ended June 30, 2013 as compared to $11,509,000 for the six months ended June 30, 2012.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2013 and 2012 was 16% and 233%, respectively, which resulted in a benefit for income taxes of $263,000 and $140,000, respectively.

Segment Operating Results

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the three and six months ended June 30, 2012 have been modified to conform to current segment operating results presentations. The information below is organized in accordance with our three reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of StoresOnline (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
StoresOnline
Revenue	$1,677	$4,054	$3,781	$8,464
Operating expenses:
Cost of revenue	109	479	314	1,132
Research and development	166	113	356	257
Selling and marketing	7	90	19	191
General and administrative	766	1,690	1,447	3,540
Operating income	629	1,682	1,645	3,344
Other income	120	504	326	1,266
Income before taxes	$749	$2,186	$1,971	$4,610

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue

StoresOnline segment revenue decreased 59% or $2,377,000, to $1,677,000 for the three months ended June 30, 2013 as compared to $4,054,000 for the three months ended June 30, 2012.

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

Revenue related to cash collected under EPTA agreements decreased 69% or $1,803,000, to $826,000 for the three months ended June 30, 2013 as compared to $2,629,000 for the three months ended June 30, 2012.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended June 30, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of March 31, 2013	$1,780
Cash collected on principal of EPTA contracts	(826)
Adjustments of EPTA deferred revenue	61
StoresOnline deferred revenue as of June 30, 2013	$1,015

StoresOnline deferred revenue as of March 31, 2012	$12,038
Cash collected on principal of EPTA contracts	(2,629)
Less writeoffs	(181)
StoresOnline deferred revenue as of June 30, 2012	$9,228

Revenue related to cash collected on previously written off bad debt decreased 27% or $45,000, to $122,000 for the three months ended June 30, 2013 as compared to $167,000 for the three months ended June 30, 2012.

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended June 30, 2013 and June 30, 2012.  Hosting revenue decreased 30% or $239,000, to $555,000 for the three months ended June 30, 2013 as compared to $794,000 for the three months ended June 30, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 83% or $441,000, to $92,000 for the three months ended June 30, 2013 as compared to $533,000 for the three months ended June 30, 2012. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue decreased 72% or $818,000, to $314,000 for the six months ended June 30, 2013 as compared to $1,132,000 for the six months ended June 30, 2012.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we are no longer generating revenue from products and services sold to new internet training workshop customers. This resulted in a decrease in costs of fulfillment of $250,000 and a decrease in customer service costs of $556,000. The cost of revenue for the six months ended June 30, 2013 is primarily related to customer services costs and credit card fees.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our StoresOnline products.  Research and development expenses increased 47% or $53,000, to $166,000 for the three months ended June 30, 2013 as compared to $113,000 for the three months ended June 30, 2012. The increase was primarily due to salaries and expenses related to the continued development of our Web Builder.

Selling and Marketing

Selling and marketing expenses consist of salaries and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses decreased 92% or $83,000, to $7,000 for the three months ended June 30, 2013 as compared to $90,000 for the three months ended June 30, 2012.  The decrease was primarily related to salaries and benefits for inside sales representatives that were terminated as part of our reduction in force in March 2013.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 55% or $924,000, to $766,000 for the three months ended June 30, 2013 as compared to $1,690,000 for the three months ended June 30, 2012.  The decrease was primarily due to a reduction in salaries and related expenses of $237,000, rent allocation of $169,000, servicing fees for our EPTA contracts of $103,000, and allocated corporate expenses of $415,000.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 76% or $384,000, to $120,000 for the three months ended June 30, 2013 as compared to $504,000 for the three months ended June 30, 2012.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $1,015,000 as of June 30, 2013 compared to $9,026,000 at June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue

StoresOnline segment revenue decreased 55% or $4,683,000, to $3,781,000 for the six months ended June 30, 2013 as compared to $8,464,000 for the six months ended June 30, 2012.

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

Revenue related to cash collected under EPTA agreements decreased 64% or $3,676,000, to $2,073,000 for the six months ended June 30, 2013 as compared to $5,749,000 for the six months ended June 30, 2012.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the six months ended June 30, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(2,073)
Adjustments of EPTA deferred revenue	(85)
StoresOnline deferred revenue as of June 30, 2013	$1,015

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on principal of EPTA contracts	(5,749)
Less writeoffs	(219)
StoresOnline deferred revenue as of June 30, 2012	$9,228

Revenue related to cash collected on previously written off bad debt decreased 29% or $107,000, to $262,000 for the six months ended June 30, 2013 as compared to $369,000 for the six months ended June 30, 2012.

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the six months ended June 30, 2013 and June 30, 2012.  Hosting revenue decreased 28% or $458,000, to $1,195,000 for the six months ended June 30, 2013 as compared to $1,653,000 for the six months ended June 30, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 81% or $694,000, to $162,000 for the six months ended June 30, 2013 as compared to $856,000 for the six months ended June 30, 2012. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue decreased 72% or $818,000, to $314,000 for the six months ended June 30, 2013 as compared to $1,132,000 for the six months ended June 30, 2012.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we are no longer generating revenue from products and services sold to new internet training workshop customers. The decrease was primarily due to a decrease in costs of fulfillment of $250,000 and a decrease in customer service costs of $556,000. The cost of revenue for the six months ended June 30, 2013 is primarily related to customer services costs and credit card fees.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our StoresOnline products.  Research and development expenses increased 39% or $99,000, to $356,000 for the six months ended June 30, 2013 as compared to $257,000 for the six months ended June 30, 2012. The increase was primarily due to salaries and expenses related to the continued development of our Web Builder.

Selling and Marketing

Selling and marketing expenses consist of salaries and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses decreased 90% or $172,000, to $19,000 for the six months ended June 30, 2013 as compared to $191,000 for the six months ended June 30, 2012.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling expenses associated with StoresOnline products.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 59% or $2,093,000, to $1,447,000 for the six months ended June 30, 2013 as compared to $3,540,000 for the six months ended June 30, 2012.  The decrease was primarily due to a reduction in salaries and related expenses of $401,000, accounting fees of $140,000, servicing fees for our EPTA contracts of $236,000, and allocated corporate expenses of $101,000. In addition, the decrease in general and administrative expenses is attributable to a decrease in the office space rent due to the abandonment of an operating lease in Orem, UT during the fourth quarter of 2012, and the release of a lease abandonment accrual.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 74% or $940,000, to $326,000 for the six months ended June 30, 2013 as compared to $1,266,000 for the six months ended June 30, 2012.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $1,015,000 as of June 30, 2013 compared to $9,026,000 at June 30, 2012.

Operating Results of Crexendo Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Crexendo Web Services
Revenue	$569	$692	$1,102	$1,462
Operating Expenses:
Cost of revenue	363	488	752	1,005
Research and development	0	111	0	257
Selling and marketing	220	400	594	941
General and administrative	580	792	979	1,798
Operating loss	(594)	(1,099)	(1,223)	(2,539)
Other income	0	3	3	7
Loss before taxes	$(594)	$(1,096)	$(1,220)	$(2,532)

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue

Crexendo Web Services segment revenue decreased 18% or $123,000, to $569,000 for the three months ended June 30, 2013 as compared to $692,000 for the three months ended June 30, 2012.  The decrease in revenue is primarily related to a reduction in sales effort during the second and third quarters of 2012 as the direct sales representatives were actively training on and selling the new Network Services offerings which the Company began selling in January 2012. During 2012, our backlog dropped to its lowest level to $904,000 as of September 30, 2012. As of June 30, 2013, the Company has increased the backlog to $1,162,000 from new contracts.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of March 31, 2012 and 2013, and June 30, 2012 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of March 31, 2013	$1,329
Crexendo Web Services backlog as of June 30, 2013	$1,162

Crexendo Web Services backlog as of March 31, 2012	$1,212
Crexendo Web Services backlog as of June 30, 2012	$1,007

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 26% or $125,000, to $363,000 for the three months ended June 30, 2013 as compared to $488,000 for the three months ended June 30, 2012. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Research and Development

Research and development expenses decreased 100% or $111,000, to $0 for the three months ended June 30, 2013 as compared to $111,000 for the three months ended June 30, 2012. The decrease was due to no product development during the quarter. We do not anticipate incurring additional research and development expenses for our Web Services segment going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 45% or $180,000, to $220,000 for the three months ended June 30, 2013 as compared to $400,000 for the three months ended June 30, 2012. This decrease was primarily attributable to the decrease in our direct sales representatives, from 23 representatives at June 30, 2012 to 16 representatives as of June 30, 2013, and a decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 27% or $212,000, to $580,000 for the three months ended June 30, 2013 as compared to $792,000 for the three months ended June 30, 2012.  The decrease in general and administrative expenses is primarily due to a decrease in the office space rent due to the abandonment of an operating lease in Orem, UT during the fourth quarter of 2012.  In addition, less of an allocation of corporate general and administrative expenses due to the 18% reduction in revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue

Crexendo Web Services segment revenue decreased 25% or $360,000, to $1,102,000 for the six months ended June 30, 2013 as compared to $1,462,000 for the six months ended June 30, 2012.  The decrease in revenue is primarily related to a reduction in sales effort during the second and third quarters of 2012 as the direct sales representatives were actively training on and selling the new Network Services offerings which the Company began selling in January 2012. During 2012, our backlog dropped to its lowest level to $904,000 as of September 30, 2012. As of June 30, 2013, the Company has increased the backlog to $1,162,000 from new contracts.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of January 1, 2012 and 2013, and June 30, 2012 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2013	$1,135
Crexendo Web Services backlog as of June 30, 2013	$1,162

Crexendo Web Services backlog as of January 1, 2012	$1,142
Crexendo Web Services backlog as of June 30, 2012	$1,007

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 25% or $253,000, to $752,000 for the six months ended June 30, 2013 as compared to $1,005,000 for the six months ended June 30, 2012. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Research and Development

Research and development expenses decreased 100% or $257,000, to $0 for the six months ended June 30, 2013 as compared to $257,000 for the six months ended June 30, 2012. The decrease was due to no product development during the six months ended June 30, 2013. We do not anticipate incurring additional research and development expenses for our Web Services segment going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses. Selling and marketing expense decreased 37% or $347,000, to $594,000 for the six months ended June 30, 2013 as compared to $941,000 for the six months ended June 30, 2012. This decrease was primarily attributable to the decrease in our direct sales representatives, from 23 representatives at June 30, 2012 to 16 representatives as of June 30, 2013, and a decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 46% or $819,000, to $979,000 for the six months ended June 30, 2013 as compared to $1,798,000 for the six months ended June 30, 2012.  The decrease in general and administrative expenses is primarily due to a decrease in the office space rent due to the abandonment of an operating lease in Orem, UT during the fourth quarter of 2012, and the release of a lease abandonment accrual.  In addition, less of an allocation of corporate general and administrative expenses due to the 25% reduction in revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Operating Results of our Crexendo Network Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Crexendo Network Services
Revenue	$491	$168	$876	$243
Operating expenses:
Cost of revenue	498	331	946	582
Research and development	248	281	539	585
Selling and marketing	490	494	1,012	785
General and administrative	506	259	864	436
Operating loss	(1,251)	(1,197)	(2,485)	(2,145)
Other Income	-	3	3	7
Loss before taxes	$(1,251)	$(1,194)	$(2,482)	$(2,138)

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue

Crexendo Network Services segment revenue increased 192% or $323,000, to $491,000 for the three months ended June 30, 2013 as compared to $168,000 for the three months ended June 30, 2012.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives.  A substantial portion of Crexendo Network Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2013 and 2012.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of March 31, 2012 and 2013, and June 30, 2012 and 2013, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Crexendo Network Services backlog as of March 31, 2013	$3,451
Crexendo Network Services backlog as of June 30, 2013	$4,253

Crexendo Network Services backlog as of March 31, 2012	$965
Crexendo Network Services backlog as of June 30, 2012	$1,292

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 51% or $167,000, to $498,000 for the three months ended June 30, 2013 as compared to $331,000 for the three months ended June 30, 2012.  The increase in cost of revenue was primarily due to an increase in product cost of $67,000 and customer support costs of $42,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $19,000 and other cost of revenue of $40,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 12% or $33,000, to $248,000 for the three months ended June 30, 2013 as compared to $281,000 for the three months ended June 30, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses decreased 1% or $4,000, to $490,000 for the three months ended June 30, 2013 as compared to $494,000 for the three months ended June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 95% or $247,000, to $506,000 for the three months ended June 30, 2013 as compared to $259,000 for the three months ended June 30, 2012.  The increase in general and administrative expenses for the three months ended June 30, 2013 primarily consisted of additional salaries and benefits of $95,000, additional allocation of stock option expense of $32,000, corporate accounting service of $18,000, corporate professional services of $22,000 and software and maintenance expenses of $22,000, offset by a decrease of $16,000 in legal fees and permits.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue

Crexendo Network Services segment revenue increased 261% or $633,000, to $876,000 for the six months ended June 30, 2013 as compared to $243,000 for the six months ended June 30, 2012.  We began selling our network services products through a limited launch during the first half of 2011 with no dedicated sales representatives.  A substantial portion of Crexendo Network Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2013 and 2012.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of January 1, 2012 and 2013, and June 30, 2012 and 2013, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Crexendo Network Services backlog as of January 1, 2013	$2,374
Crexendo Network Services backlog as of June 30, 2013	$4,253

Crexendo Network Services backlog as of January 1, 2012	$155
Crexendo Network Services backlog as of June 30, 2012	$1,292

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 63% or $364,000, to $946,000 for the six months ended June 30, 2013 as compared to $582,000 for the six months ended June 30, 2012.  The increase in cost of revenue was primarily due to an increase in product cost of $127,000 and customer support costs of $98,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $37,000 and other cost of revenue of $110,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 8% or $46,000, to $539,000 for the six months ended June 30, 2013 as compared to $585,000 for the six months ended June 30, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses increased 29% or $227,000, to $1,012,000 for the six months ended June 30, 2013 as compared to $785,000 for the six months ended June 30, 2012.  The increase in selling and marketing expenses was primarily due to the increase in the allocation of direct sales representative salaries and benefits expense as a result of increased revenue, and commissions related to Network services segment sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 98% or $428,000, to $864,000 for the six months ended June 30, 2013 as compared to $436,000 for the six months ended June 30, 2012.  The increase in general and administrative expenses for the six months ended June 30, 2013 primarily consisted of additional salaries and benefits of $207,000, additional allocation of stock option expense of $64,000, corporate accounting service of $37,000, and software and maintenance expenses of $48,000, offset by a decrease of $161,000 in allocation of rent expense.

Liquidity and Capital Resources

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.   As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  Due to changes in our business model and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $4,930,000, the collection of remaining accounts receivable from our former StoresOnline business, and restricted cash expected to be released from restriction. In addition, in March 2013, the Company received a letter from the CEO, and majority shareholder, that if there is a shortfall in cash, that the CEO would provide additional financial support if necessary up to $2.0 million. The Company believes that it has sufficient funds to sustain its operations during the next 12 months.  Beyond the next twelve months, the Company’s forecast indicates that given current trends and growth projections, the Company may need to raise additional capital. There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.  In addition, if our future operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected unless the Company was able to raise additional capital during that period to offset the shortfall in performance.

Working Capital

Working capital decreased 16% or $994,000, to $5,316,000 for the six months ended June 30, 2013 as compared to $6,310,000 for the year ended December 31, 2012.  Working capital, excluding deferred revenue, decreased 29% or $2,698,000, to $6,664,000 as of June 30, 2013 as compared to $9,362,000 as of December 31, 2012. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in revenue from our StoresOnline segment EPTA accounts receivable collections, resulting in the use of our cash and cash equivalents to fund operating activities.

Cash and Cash Equivalents

Cash and cash equivalents decreased 34% or $2,510,000, to $4,930,000 at June 30, 2013 as compared to $7,440,000 as of December 31, 2012. During the six months ended June 30, 2013, we used $2,403,000 in cash for operating activities, we used $110,000 for investing activities, and provided $3,000 for financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 57% or $1,945,000, to $1,493,000 at June 30, 2013 as compared to $3,438,000 at December 31, 2012. Long-term trade receivables, net of allowance for doubtful accounts, decreased 62% or $243,000, to $152,000 at June 30, 2013 as compared to $395,000 at December 31, 2012. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at June 30, 2013 is primarily related to cash collections of EPTA agreements of $2,073,000 for the six month period ended June 30, 2013.

Accounts Payable

Accounts payable decreased 27% or $111,000, to $307,000 at June 30, 2013 as compared to $418,000 at December 31, 2012.  Our accounts payable as of June 30, 2013 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 6% or $652,000, to $9,640,000 at June 30, 2013 as compared to $10,292,000 at December 31, 2012. The significant changes in stockholders’ equity during the six months ended June 30, 2013 included an increase of additional paid-in capital of $430,000 for options granted, $3,000 in proceeds from stock option exercises, and $107,000 for issuance of common stock related to the acquisition of PBX Central (Note 9).  Also related to the PBX Central acquisition is $276,000 of contingent consideration for stock not yet issued. In addition, we had a net loss of $1,468,000 for the six month period ending June 30, 2013. On October 24, 2012, we announced the suspension of the quarterly dividend program.

Off Balance Sheet Arrangements

As of June 30, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the six months ended June 30, 2013 and the share purchase program was not renewed.

ITEM 6.	EXHIBITS

Exhibits

10.1	2013 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

August 14, 2013	Crexendo, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 14, 2013	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer