Form 10-Q
period 2013-09-30
Crexendo, Inc.
filed 2013-11-13
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 10,795,670.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$3,506	$7,440
Restricted cash	1,444	1,444
Trade receivables, net of allowance of doubtful accounts of $396
as of September 30, 2013 and $1,326 as of December 31, 2012	1,131	3,043
Inventories	150	171
Equipment financing receivables	68	28
Income taxes receivable	50	434
Prepaid expenses and other	565	333
Total Current Assets	6,914	12,893

Certificate of deposit	250	500
Long-term trade receivables, net of allowance of doubtful accounts of $92
as of September 30, 2013 and $196 as of December 31, 2012	103	395
Long-term equipment financing receivables	277	96
Property and equipment, net	2,417	3,172
Deferred income tax assets, net	105	103
Intangible assets	621	6
Goodwill	75	265
Other long-term assets	114	97
Total Assets	$10,876	$17,527

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$85	$418
Accrued expenses and other	1,139	3,010
Deferred income tax liability	105	103
Deferred revenue, current portion	1,099	3,052
Contingent consideration	87	-
Total Current Liabilities	2,515	6,583

Deferred revenue, net of current portion	103	399
Other long-term liabilities	-	253
Total Liabilities	2,618	7,235

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 10,741,343 shares outstanding as of September 30, 2013 and 10,669,201 shares outstanding
as of December 31, 2012	11	11
Additional paid-in capital	50,641	49,824
Contingent consideration	276	-
Accumulated deficit	(42,670)	(39,543)
Total Stockholders' Equity	8,258	10,292
Total Liabilities and Stockholders' Equity	$10,876	$17,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$2,428	$3,865	$8,187	$14,034

Operating expenses:
Cost of revenue	1,044	1,233	3,056	3,952
Selling and marketing	712	987	2,337	2,904
General and administrative	1,745	2,440	5,035	8,214
Research and development	396	420	1,291	1,519
Goodwill impairment	265	-	265	-
Total operating expenses	4,162	5,080	11,984	16,589

Loss from operations	(1,734)	(1,215)	(3,797)	(2,555)

Other income (expense):
Interest income	78	383	443	1,649
Other income (expense), net	20	36	(13)	50
Total other income, net	98	419	430	1,699

Loss before income tax provision	(1,636)	(796)	(3,367)	(856)

Income tax (provision) benefit	(23)	(10)	240	130
Net loss	(1,659)	(806)	(3,127)	(726)

Net loss per common share:
Basic	$(0.15)	$(0.08)	$(0.29)	$(0.07)
Diluted	$(0.15)	$(0.08)	$(0.29)	$(0.07)

Dividends per common share:	$-	$0.02	$-	$0.04

Weighted average common shares outstanding:
Basic	10,713,961	10,666,816	10,688,786	10,610,813
Diluted	10,713,961	10,666,816	10,688,786	10,610,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
 For the Nine Months Ended September 30, 2013
(In thousands, except share data)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2013	10,669,201	$11	$49,824	$-	$(39,543)	$10,292
Expense for stock options granted to employees	-	-	622	-	-	622
Common stock issued upon exercise of options	33,626	-	88	-	-	88
Contingent consideration	-	-	-	276	-	276
Issuance of common stock for business acquisition	38,516	-	107	-	-	107
Net loss	-	-	-	-	(3,127)	(3,127)
Balance, September 30, 2013	10,741,343	$11	$50,641	$276	$(42,670)	$8,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,127)	$(726)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Goodwill impairment	265	-
Lease abandonment	(606)	-
Depreciation and amortization	873	1,042
Expense for stock options issued to employees	622	617
Loss on disposal of property and equipment	11	-
Change in uncertain tax positions	(253)	(165)
Changes in assets and liabilities:
Trade receivables	2,204	10,471
Equipment financing receivables	(221)	(59)
Inventories	21	47
Income taxes receivable	384	213
Prepaid expenses and other	(232)	(96)
Other long-term assets	(17)	45
Accounts payable, accrued expenses and other	(1,592)	(696)
Deferred revenue	(2,249)	(10,449)
Other long-term liabilities	-	4
Net cash (used for) provided by operating activities	(3,917)	248
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificate of deposit	250	-
Acquisition of property and equipment	(62)	(1,124)
Sale of property and equipment	7	-
Acquisition of PBX Central	(300)	-
Net cash used for investing activities	(105)	(1,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	88	498
Payments made on contingent consideration	-	(6)
Dividend payments	-	(635)
Net cash provided by (used for) financing activities	88	(143)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,934)	(1,019)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,440	8,658
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,506	$7,639

Supplemental disclosure of cash flow information:
Cash received during the period:
Income taxes	$371	$178
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$-	$31
Business acquisition with stock (Note 9)	$107	$-
Contingent consideration related to acquisition (Note 9)	$363	$-
Exchange of property and equipment for services rendered	$4	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to the condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011.  We are a hosted services company that provides website hosting, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services and StoresOnline.

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment. Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments. As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $3,506,000, the collection of remaining accounts receivable from our former StoresOnline business, restricted cash expected to be released from restriction and the proceeds from the planned sale or financing of the Crexendo head office in Phoenix, Arizona. The Company also received a commitment from the CEO, and majority shareholder, in March 2013 that if there is a shortfall in cash, the CEO would provide additional financial support up to $2.0 million. The Company believes it has sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.   If the Company is unable to secure the additional sources of funding there would be substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months.

Basis of Presentation – These unaudited condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., Crexendo, Inc. (Utah), Galaxy Mall, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., StoresOnline International Canada, Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., Crexendo India Limited, and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash – We classified $1,444,000 as restricted cash as of September 30, 2013 and December 31, 2012, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirement of our merchant accounts, and purchasing card agreements.  The Company has received approval to release $1,000,000 of restricted cash and plans to complete the necessary paperwork with the bank during the fourth quarter to release the restriction.  As of September 30, 2013, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $1,444,000.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $78,000 and $383,000 for the three months ended September 30, 2013 and 2012, respectively.  We recognized $443,000 and $1,649,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $226,000 and $277,000 for the three months ended September 30, 2013 and 2012, respectively and $800,000 and $987,000 for the nine months ended September 30, 2013 and 2012, respectively. Depreciable lives by asset group are as follows:

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

Goodwill - Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in 2010. Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.  During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.  As this change will significantly impact future revenue in our Web Services segment, the Company determined that the change was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the goodwill exceeded its fair value. In accordance with the accounting guidance, the Company performed the two step goodwill impairment test and concluded that the goodwill balance of $265,000 was impaired.  The Company recorded an impairment charge of $265,000 to reduce the carrying value of the goodwill to $0.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of CastleWave and PBX Central, which include customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $50,000 and $18,000 for the three months ended September 30, 2013 and 2012, respectively and $73,000 and $55,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

We have affiliate agreements with third-party entities that are resellers of satellite television services and internet service provider services. We receive commissions when the services are bundled with our hosted service offerings.

Cost of Revenue – Cost of revenue consists primarily of salaries for fulfillment services, and the cost of telecommunications equipment, services, and other products sold.

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commission expense with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We deferred commission expense of $88,000 and $0 as of September 30, 2013 and December 31, 2012, respectively. We amortized commission expense of $4,400 and $0 for the three months ended September 30, 2013 and 2012, respectively and $5,400 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. We have placed a full valuation allowance on net deferred tax assets, see Note 5.

Interest and penalties associated with income taxes are classified as income tax expense in the consolidated statements of operations.

We do not intend to indefinitely reinvest the undistributed earnings of our United Kingdom subsidiary, therefore, we have provided for U.S. deferred income taxes on such undistributed foreign earnings.  All other foreign subsidiaries are considered disregarded foreign entities for US tax purposes.

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three and nine months ended September 30, 2013 and 2012.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services and Crexendo Network Services.  Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments.  The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the three and nine months ended September 30, 2012 have been recast to conform to current quarter segment operating results presentation.  Research and development expenses are allocated to StoresOnline and Crexendo Network Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Crexendo Web Services and Crexendo Network Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to all three segments based on revenue recognized for each segment.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable for the three and nine months ended September 30, 2013 and 2012.

(2)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss (in thousands)	$(1,659)	$(806)	$(3,127)	$(726)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,713,961	10,669,200	10,688,786	10,616,275
Weighted-average restricted shares held in escrow	-	(2,384)	-	(5,462)
Weighted-average basic shares outstanding	10,713,961	10,666,816	10,688,786	10,610,813
Dilutive employee stock options	-	-	-	-
Dilutive restricted shares held in escrow	-	-	-	-
Diluted shares outstanding	10,713,961	10,666,816	10,688,786	10,610,813
Net loss per common share:
Basic	$(0.15)	$(0.08)	$(0.29)	$(0.07)
Diluted	$(0.15)	$(0.08)	$(0.29)	$(0.07)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share because including them would have been anti-dilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Outstanding stock options	2,271,456	1,496,710	2,124,349	1,385,744
Restricted shares held in escrow	-	2,384	-	5,462
Total	2,271,456	1,499,094	2,124,349	1,391,206

 (3)            Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars that we discontinued in July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2013	2012
Non-EPTA trade receivables	$629	$432
Conforming EPTAs	879	3,945
Non-Conforming EPTAs:
1 - 30 days	85	341
31 - 60 days	71	163
61 - 90 days	58	79
Gross trade receivables	1,722	4,960
Less allowance for doubtful accounts	(488)	(1,522)
Trade receivables, net	$1,234	$3,438

Current trade receivables, net	$1,131	$3,043
Long-term trade receivables, net	103	395
Trade receivables, net	$1,234	$3,438

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $901,000 of EPTAs during the nine months ended September 30, 2013 and $3,939,000 during the year ended December 31, 2012, of which, all had original contract terms of greater than one year.

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

Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Gross financing receivables	$937	$283
Less: unearned income	(592)	(159)
Financing receivables, net	345	124
Less: current portion of finance receivables, net	68	28
Finance receivables due after one year	$277	$96

Equipment finance receivables are expected to be collected within the next thirty-six to sixty months.

(5)   Income Taxes

Our effective tax rate for the three months ended September 30, 2013 was (1.4)% which resulted in a provision for income taxes of $23,000.  Our effective tax rate for the nine months ended September 30, 2013 was 7.1% which resulted in a benefit for income taxes of $240,000.  The benefit for the nine months ended September 30, 2013 was primarily due to the statute of limitations expiring on two uncertain tax positions.

Our effective tax rate for the three months ended September 30, 2012 was (1.2)% which resulted in an income tax provision of $10,000.  Our effective tax rate for the nine months ended September 30, 2012 was 15.2%, which resulted in a benefit for income taxes of $130,000. The benefit for the nine months ended September 30, 2012 was primarily due to the statute of limitations expiring for tax years in which there were uncertain tax positions.

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

(6)           Fair Value Measurements

We have financial instruments as of September 30, 2013 and December 31, 2012 for which the fair value is summarized below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$1,234	$1,217	$3,438	$3,383
Certificate of deposit	250	250	500	500
Liabilities:
Acquisition related contingent consideration	$87	$87	-	-

Assets for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair value measurement at reporting date
Description	As of September 30, 2013	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$1,217	$-	$-	$1,217
Certificate of deposit	250	-	250	-

Description	As of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Trade receivables, net	$3,383	$-	$-	$3,383
Certificate of deposit	500	-	500	-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate.

Liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2013 (in thousands).  There were no liabilities measured at fair value on a recurring basis at December 31, 2012.

		Fair value measurement at reporting date
Description	As of September 30, 2013	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$87	$-	$-	$87

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the nine months ended September 30, 2013 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2012	$-
Additions	87
Balance at September 30, 2013	$87

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

We have recorded liabilities of approximately $202,000 as of September 30, 2013 and December 31, 2012, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

(8)   Segment Information

Management has chosen to organize the Company around differences based on its products and services.  Crexendo Web Services segment generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and linkbuilding services.  Crexendo Network Services segment generates revenue from selling hosted telecommunication services and broadband internet services. We believe that the StoresOnline segment will continue to generate revenue by offering businesses website hosting services.

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

Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Revenue:
StoresOnline	$1,199	$3,055	$4,980	$11,519
Crexendo Web Services	533	575	1,635	2,037
Crexendo Network Services	696	235	1,572	478
Consolidated revenue	2,428	3,865	8,187	14,034

Income (loss) from Operations:
StoresOnline	368	1,139	2,013	4,483
Crexendo Web Services	(733)	(1,048)	(1,956)	(3,587)
Crexendo Network Services	(1,369)	(1,306)	(3,854)	(3,451)
Total operating (loss)	(1,734)	(1,215)	(3,797)	(2,555)
Other Income, net:
StoresOnline	86	409	412	1,675
Crexendo Web Services	12	5	15	12
Crexendo Network Services	-	5	3	12
Total other income	98	419	430	1,699
Income (loss) before income tax provision
StoresOnline	454	1,548	2,425	6,158
Crexendo Web Services	(721)	(1,043)	(1,941)	(3,575)
Crexendo Network Services	(1,369)	(1,301)	(3,851)	(3,439)
Income (loss) before income tax provision	$(1,636)	$(796)	$(3,367)	$(856)

(9) Business Acquisition

PBX Holdings, LLC. Acquisition

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The aggregate purchase price of approximately $770,000 consisted of $300,000 of cash paid at closing and 38,516 shares of our common stock with an estimated fair value of approximately $107,000. The fair value of the issuance of common stock issued as consideration for PBX Central was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $363,000 of contingent consideration it estimates will be earned relating to an additional payment provision. The estimated additional payment obligation is comprised of approximately $87,000 of cash consideration and 115,385 shares of the Company’s common stock with an estimated value of approximately $276,000 at the time of the acquisition.  The Company’s consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the PBX Central acquisition will not be amortized and will be tested for impairment at least annually.

During the third quarter of 2013, the Company completed the valuation of the intangible assets acquired.  The final assessment resulted in no changes to the amounts recorded.  The following table presents the final allocation of the purchase price for PBX Central (in thousands):

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

The cost approach was used to determine the fair value of the technology acquired from PBX Central.  The cost approach estimates the value of the intangible asset by quantifying the aggregate expenditures that would be required to replace the intangible asset.  Such expenditures include the developers’ time and materials.  The underlying assumption is that the cost to purchase or develop an asset is commensurate with the economic benefits the asset is expected to generate over its remaining economic life.  Management has estimated the cost to develop a similar product with current technology.  The key assumptions used in valuing the technology acquired are developers’ time.

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

OVERVIEW

We are a hosted services company that provides website hosting, hosted telecommunications services,  e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services.

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

We generate revenue from the cash collections from our extended payment term agreements (EPTAs), website hosting, and Avail 24/7 services.

Crexendo Web Services segment –We generate professional services revenue primarily from search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months. During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.

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

We generate subscription fees from our hosted telecommunications and broadband Internet services.  Our hosted telecommunications contracts typically have a thirty-six to sixty month term.  We generate product revenue and equipment financing revenue from the sale and lease of our hosted telecommunications equipment.  Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of VoIP Telecom and cloud communications located in Austin, Texas. The purchase price of approximately $770,000 consisted of $387,000 of cash and 153,901 shares of our common stock with an estimated fair value of approximately $383,000 at the time of the acquisition. Our consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to our consolidated results of operations for the periods presented.

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

Website Hosting - Our website hosting services allows businesses and entrepreneurs to host their websites in our data center for a monthly fee.

Hosted Telecommunications Services - Our hosted telecommunications service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships

Crexendo’s hosted telecommunications service offers a wide variety of essential and advanced features for small and medium-size businesses.  Many of these features included in the service offering are:

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

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$2,428	$3,865	$8,187	$14,034
Loss before income taxes	(1,636)	(796)	(3,367)	(856)
Income tax (provision) benefit	(23)	(10)	240	130
Net loss	(1,659)	(806)	(3,127)	(726)
Basic net loss per share	$(0.15)	$(0.08)	$(0.29)	$(0.07)
Diluted net loss per share	$(0.15)	$(0.08)	$(0.29)	$(0.07)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue

Total revenue decreased 37% or $1,437,000, to $2,428,000 for the three months ended September 30, 2013 as compared to $3,865,000 for the three months ended September 30, 2012. StoresOnline segment revenue decreased 61% or $1,856,000, to $1,199,000 for the three months ended September 30, 2013, as compared to $3,055,000 for the three months ended September 30, 2012.  Crexendo Web Services segment revenue decreased 7% or $42,000, to $533,000 for the three months ended September 30, 2013 as compared to $575,000 for the three months ended September 30, 2012.  The decreases were offset by an increase in revenue from Crexendo Network Services.  Crexendo Network Services segment revenue increased 196% or $461,000, to $696,000 for the three months ended September 30, 2013 as compared to $235,000 for the three months ended September 30, 2012.

Loss Before Income Taxes

Loss before income tax increased $840,000, to $1,636,000 for the three months ended September 30, 2013 as compared to loss before income tax of $796,000 for the three months ended September 30, 2012.  Revenue decreased 37% or $1,437,000, to $2,428,000 for the three months ended September 30, 2013 as compared to $3,865,000 for the three months ending September 30, 2012. Total operating expenses decreased 18% or $918,000, to $4,162,000 for the three months ended September 30, 2013 as compared to $5,080,000 for the three months ended September 30, 2012.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2013 and 2012 was (1.4)% and (1.2)%, respectively, which resulted in a provision for income taxes of $23,000 and $10,000, respectively.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue

Total revenue decreased 42% or $5,847,000, to $8,187,000 for the nine months ended September 30, 2013 as compared to $14,034,000 for the nine months ended September 30, 2012. StoresOnline segment revenue decreased 57% or $6,539,000, to $4,980,000 for the nine months ended September 30, 2013, as compared to $11,519,000 for the nine months ended September 30, 2012.  Crexendo Web Services segment revenue decreased 20% or $402,000, to $1,635,000 for the nine months ended September 30, 2013 as compared to $2,037,000 for the nine months ended September 30, 2012.  The decrease was offset by an increase in revenue from Crexendo Network Services.  Crexendo Network Services segment revenue increased 229% or $1,094,000, to $1,572,000 for the nine months ended September 30, 2013 as compared to $478,000 for the nine months ended September 30, 2012.

Loss Before Income Taxes

Loss before income tax increased 293% or $2,511,000, to $3,367,000 for the nine months ended September 30, 2013 as compared to loss before income tax of $856,000 for the nine months ended September 30, 2012.  Revenue decreased 42% or $5,847,000, to $8,187,000 for the nine months ended September 30, 2013 as compared to $14,034,000 for the nine months ending September 30, 2012. Total operating expenses decreased 28% or $4,695,000, to $11,984,000 for the nine months ended September 30, 2013 as compared to $16,589,000 for the nine months ended September 30, 2012.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 7.1% and 15.2%, respectively, which resulted in a benefit for income taxes of $240,000 and $130,000, respectively.

Segment Operating Results

The Company has three operating segments, which consist of StoresOnline, Crexendo Web Services, and Crexendo Network Services. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the three and nine months ended September 30, 2012 have been modified to conform to current segment operating results presentations. The information below is organized in accordance with our three reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of StoresOnline (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
StoresOnline
Revenue	$1,199	$3,055	$4,980	$11,519
Operating expenses:
Cost of revenue	86	405	400	1,537
Research and development	173	95	529	352
Selling and marketing	6	38	25	229
General and administrative	566	1,378	2,013	4,918
Operating income	368	1,139	2,013	4,483
Other income	86	409	412	1,675
Income before taxes	$454	$1,548	$2,425	$6,158

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue

StoresOnline segment revenue decreased 61% or $1,856,000, to $1,199,000 for the three months ended September 30, 2013 as compared to $3,055,000 for the three months ended September 30, 2012.

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

Revenue related to cash collected under EPTA agreements decreased 75% or $1,598,000, to $534,000 for the three months ended September 30, 2013 as compared to $2,132,000 for the three months ended September 30, 2012.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of July 1, 2013	$1,015
Cash collected on principal of EPTA contracts	(534)
Adjustments of EPTA deferred revenue	163
StoresOnline deferred revenue as of September 30, 2013	$644

StoresOnline deferred revenue as of July 1, 2012	$9,228
Cash collected on principal of EPTA contracts	(2,132)
Less writeoffs	(2,370)
StoresOnline deferred revenue as of September 30, 2012	$4,726

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the three months ended September 30, 2013 and September 30, 2012.  Hosting revenue decreased 25% or $196,000, to $581,000 for the three months ended September 30, 2013 as compared to $777,000 for the three months ended September 30, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 60% or $88,000, to $58,000 for the three months ended September 30, 2013 as compared to $146,000 for the three months ended September 30, 2012. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees and customer support costs. Cost of revenue decreased 79% or $319,000, to $86,000 for the three months ended September 30, 2013 as compared to $405,000 for the three months ended September 30, 2012.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we are no longer generating revenue or cost of revenue from products sold to new internet training workshop customers.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our StoresOnline products.  Research and development expenses increased 82% or $78,000, to $173,000 for the three months ended September 30, 2013 as compared to $95,000 for the three months ended September 30, 2012. The increase was primarily due to salaries and expenses related to the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 62% or $227,000, to $142,000 for the three months ended September 30, 2013 as compared to $369,000 for the three months ended September 30, 2012. This decrease was primarily attributable to the decrease in our direct sales representatives, from 24 representatives at September 30, 2012 to 17 representatives as of September 30, 2013, and a decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 59% or $812,000, to $566,000 for the three months ended September 30, 2013 as compared to $1,378,000 for the three months ended September 30, 2012.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 61% reduction in revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 79% or $323,000, to $86,000 for the three months ended September 30, 2013 as compared to $409,000 for the three months ended September 30, 2012.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $644,000 as of September 30, 2013 compared to $4,726,000 at September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue

StoresOnline segment revenue decreased 57% or $6,539,000, to $4,980,000 for the nine months ended September 30, 2013 as compared to $11,519,000 for the nine months ended September 30, 2012.

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

Revenue related to cash collected under EPTA agreements decreased 65% or $5,219,000, to $2,869,000 for the nine months ended September 30, 2013 as compared to $8,088,000 for the nine months ended September 30, 2012.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the nine months ended September 30, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(2,869)
Adjustments of EPTA deferred revenue	340
StoresOnline deferred revenue as of September 30, 2013	$644

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on principal of EPTA contracts	(8,088)
Less writeoffs	(2,382)
StoresOnline deferred revenue as of September 30, 2012	$4,726

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the nine months ended September 30, 2013 and September 30, 2012.  Hosting revenue decreased 29% or $726,000, to $1,776,000 for the nine months ended September 30, 2013 as compared to $2,502,000 for the nine months ended September 30, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 76% or $705,000, to $224,000 for the nine months ended September 30, 2013 as compared to $929,000 for the nine months ended September 30, 2012. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees, the cost of products sold, as well as customer support costs. Cost of revenue decreased 74% or $1,137,000, to $400,000 for the nine months ended September 30, 2013 as compared to $1,537,000 for the nine months ended September 30, 2012.   The decrease in cost of revenue was primarily due to suspension of our direct mail seminar sales channel in July 2011, as such, we are no longer generating revenue from products and services sold to new internet training workshop customers. This resulted in a decrease in costs of fulfillment of $332,000 and a decrease in customer service costs of $786,000. The cost of revenue for the nine months ended September 30, 2013 is primarily related to customer services costs and credit card fees.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our StoresOnline products.  Research and development expenses increased 50% or $177,000, to $529,000 for the nine months ended September 30, 2013 as compared to $352,000 for the nine months ended September 30, 2012. The increase was primarily due to salaries and expenses related to the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist of salaries and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses decreased 89% or $204,000, to $25,000 for the nine months ended September 30, 2013 as compared to $229,000 for the nine months ended September 30, 2012.  The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling expenses associated with StoresOnline products.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professionals, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 59% or $2,905,000, to $2,013,000 for the nine months ended September 30, 2013 as compared to $4,918,000 for the nine months ended September 30, 2012.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 57% reduction in revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 75% or $1,263,000, to $412,000 for the nine months ended September 30, 2013 as compared to $1,675,000 for the nine months ended September 30, 2012.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $644,000 as of September 30, 2013 compared to $4,726,000 at September 30, 2012.

Operating Results of Crexendo Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Crexendo Web Services
Revenue	$533	$575	$1,635	$2,037
Operating Expenses:
Cost of revenue	378	429	1,130	1,434
Research and development	-	97	-	354
Selling and marketing	142	369	736	1,310
General and administrative	481	728	1,460	2,526
Goodwill impairment	265	-	265	-
Operating loss	(733)	(1,048)	(1,956)	(3,587)
Other income	12	5	15	12
Loss before taxes	$(721)	$(1,043)	$(1,941)	$(3,575)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue

Crexendo Web Services segment revenue decreased 7% or $42,000, to $533,000 for the three months ended September 30, 2013 as compared to $575,000 for the three months ended September 30, 2012.  The decrease in revenue is primarily related to our shift in focus to only providing web services to enterprise-sized customers.  We expect web services revenue to decrease as we complete existing contractual obligations.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of July 1, 2013 and 2012, and September 30, 2013 and 2012, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of July 1, 2013	$1,162
Crexendo Web Services backlog as of September 30, 2013	$760

Crexendo Web Services backlog as of July 1, 2012	$1,007
Crexendo Web Services backlog as of September 30, 2012	$904

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 12% or $51,000, to $378,000 for the three months ended September 30, 2013 as compared to $429,000 for the three months ended September 30, 2012. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Research and Development

Research and development expenses decreased 100% or $97,000, to $0 for the three months ended September 30, 2013 as compared to $97,000 for the three months ended September 30, 2012. The decrease was due to no product development during the quarter. We do not anticipate incurring additional research and development expenses for our Web Services segment going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 62% or $227,000, to $142,000 for the three months ended September 30, 2013 as compared to $369,000 for the three months ended September 30, 2012. The decrease was primarily related to the suspension of our direct mail sales seminars in July 2011, as such, we no longer incur the selling expenses associated with StoresOnline products.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 34% or $247,000, to $481,000 for the three months ended September 30, 2013 as compared to $728,000 for the three months ended September 30, 2012.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 7% reduction in revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue

Crexendo Web Services segment revenue decreased 20% or $402,000, to $1,635,000 for the nine months ended September 30, 2013 as compared to $2,037,000 for the nine months ended September 30, 2012.  The decrease in revenue is primarily related to our shift in focus to only providing web services to enterprise-sized customers.  We expect web services revenue to decrease as we complete existing contractual obligations.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of January 1, 2013 and 2012, and September 30, 2013 and 2012, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2013	$1,135
Crexendo Web Services backlog as of September 30, 2013	$760

Crexendo Web Services backlog as of January 1, 2012	$1,142
Crexendo Web Services backlog as of September 30, 2012	$904

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 21% or $304,000, to $1,130,000 for the nine months ended September 30, 2013 as compared to $1,434,000 for the nine months ended September 30, 2012. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Research and Development

Research and development expenses decreased 100% or $354,000, to $0 for the nine months ended September 30, 2013 as compared to $354,000 for the nine months ended September 30, 2012. The decrease was due to no product development during the nine months ended September 30, 2013. We do not anticipate incurring additional research and development expenses for our Web Services segment going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 44% or $574,000, to $736,000 for the nine months ended September 30, 2013 as compared to $1,310,000 for the nine months ended September 30, 2012. This decrease was primarily attributable to the decrease in our direct sales representatives, from 24 representatives at September 30, 2012 to 17 representatives as of September 30, 2013, and a decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 42% or $1,066,000, to $1,460,000 for the nine months ended September 30, 2013 as compared to $2,526,000 for the nine months ended September 30, 2012.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 20% reduction in revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Operating Results of our Crexendo Network Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Crexendo Network Services
Revenue	$696	$235	$1,572	$478
Operating expenses:
Cost of revenue	580	399	1,526	981
Research and development	223	228	762	813
Selling and marketing	564	580	1,576	1,365
General and administrative	698	334	1,562	770
Operating loss	(1,369)	(1,306)	(3,854)	(3,451)
Other Income	-	5	3	12
Loss before taxes	$(1,369)	$(1,301)	$(3,851)	$(3,439)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue

Crexendo Network Services segment revenue increased 196% or $461,000, to $696,000 for the three months ended September 30, 2013 as compared to $235,000 for the three months ended September 30, 2012.  We began selling our network services products in January 2012.  A substantial portion of Crexendo Network Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2013 and 2012.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of July 1, 2013 and 2012, and September 30, 2013 and 2012, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Crexendo Network Services backlog as of July 1, 2013	$4,253
Crexendo Network Services backlog as of September 30, 2013	$5,220

Crexendo Network Services backlog as of July 1, 2012	$1,292
Crexendo Network Services backlog as of September 30, 2012	$2,221

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 45% or $181,000, to $580,000 for the three months ended September 30, 2013 as compared to $399,000 for the three months ended September 30, 2012.  The increase in cost of revenue was primarily due to an increase in product cost of $110,000 and customer support costs of $42,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $36,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 2% or $5,000, to $223,000 for the three months ended September 30, 2013 as compared to $228,000 for the three months ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses decreased 3% or $16,000, to $564,000 for the three months ended September 30, 2013 as compared to $580,000 for the three months ended September 30, 2012.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 109% or $364,000, to $698,000 for the three months ended September 30, 2013 as compared to $334,000 for the three months ended September 30, 2012.  The increase in general and administrative expenses for the three months ended September 30, 2013 was primarily due to more of an allocation of corporate general and administrative expenses due to the 196% increase in revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue

Crexendo Network Services segment revenue increased 229% or $1,094,000, to $1,572,000 for the nine months ended September 30, 2013 as compared to $478,000 for the nine months ended September 30, 2012.  We began selling our network services products in January 2012.  A substantial portion of Crexendo Network Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2013 and 2012.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of January 1, 2013 and 2012, and September 30, 2013 and 2012, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Crexendo Network Services backlog as of January 1, 2013	$2,374
Crexendo Network Services backlog as of September 30, 2013	$5,220

Crexendo Network Services backlog as of January 1, 2012	$155
Crexendo Network Services backlog as of September 30, 2012	$2,221

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 56% or $545,000, to $1,526,000 for the nine months ended September 30, 2013 as compared to $981,000 for the nine months ended September 30, 2012.  The increase in cost of revenue was primarily due to an increase in product cost of $237,000 and customer support costs of $140,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $73,000 and other cost of revenue of $106,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 6% or $51,000, to $762,000 for the nine months ended September 30, 2013 as compared to $813,000 for the nine months ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses increased 16% or $211,000, to $1,576,000 for the nine months ended September 30, 2013 as compared to $1,365,000 for the nine months ended September 30, 2012.  The increase in selling and marketing expenses was primarily due to the increase in the allocation of direct sales representative salaries and benefits expense as a result of increased revenue, and commissions related to Network services segment sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 103% or $792,000, to $1,562,000 for the nine months ended September 30, 2013 as compared to $770,000 for the nine months ended September 30, 2012.  The increase in general and administrative expenses for the nine months ended September 30, 2013 was primarily due to more of an allocation of corporate general and administrative expenses due to the 229% increase in revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

       In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment. Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments. As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $3,506,000, the collection of remaining accounts receivable from our former StoresOnline business, restricted cash expected to be released from restriction and the proceeds from the planned sale or financing of the Crexendo head office in Phoenix, Arizona. The Company also received a commitment from the CEO, and majority shareholder, in March 2013 that if there is a shortfall in cash, the CEO would provide additional financial support up to $2.0 million. The Company believes it has sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.   If the Company is unable to secure the additional sources of funding there would be substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months.

Working Capital

Working capital decreased 30% or $1,911,000, to $4,399,000 as of September 30, 2013 as compared to $6,310,000 as of December 31, 2012.  Working capital, excluding deferred revenue, decreased 41% or $3,864,000, to $5,498,000 as of September 30, 2013 as compared to $9,362,000 as of December 31, 2012. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in revenue from our StoresOnline segment EPTA accounts receivable collections, resulting in the use of our cash and cash equivalents to fund operating activities.

Cash and Cash Equivalents

Cash and cash equivalents decreased 46% or $3,394,000, to $3,506,000 at September 30, 2013 as compared to $7,440,000 as of December 31, 2012. During the nine months ended September 30, 2013, we used $3,917,000 in cash for operating activities, we used $105,000 for investing activities, and financing activities provided $88,000 of proceeds from the exercise of stock options.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 64% or $2,204,000, to $1,234,000 at September 30, 2013 as compared to $3,438,000 at December 31, 2012. Long-term trade receivables, net of allowance for doubtful accounts, decreased 74% or $292,000, to $103,000 at September 30, 2013 as compared to $395,000 at December 31, 2012. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at September 30, 2013 is primarily related to cash collections of EPTA agreements of $2,528,000, offset by an increase of $197,000 in non-EPTA receivables for the nine month period ended September 30, 2013.

Accounts Payable

Accounts payable decreased 80% or $333,000, to $85,000 at September 30, 2013 as compared to $418,000 at December 31, 2012.  Our accounts payable as of September 30, 2013 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 20% or $2,034,000, to $8,258,000 at September 30, 2013 as compared to $10,292,000 at December 31, 2012. The significant changes in stockholders’ equity during the nine months ended September 30, 2013 included an increase of additional paid-in capital of $622,000 for options granted, $88,000 in proceeds from stock option exercises, and $107,000 for issuance of common stock related to the acquisition of PBX Central (Note 9).  Also related to the PBX Central acquisition is $276,000 of contingent consideration for stock not yet issued. In addition, we had a net loss of $3,127,000 for the nine month period ending September 30, 2013.

Off Balance Sheet Arrangements

As of September 30, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.   Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2012 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have a share purchase program that authorizes us to purchase outstanding shares of our common stock. The aggregate dollar amount originally authorized in September 2006 for purchase was $20,000,000 through September 2009.  In September 2007, our Board of Directors authorized the purchase of an additional $50,000,000 of our common stock through September 2012.  We had no share purchases during the nine months ended September 30, 2013 and the share purchase program was not renewed.

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

Crexendo, Inc.

November 13, 2013	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

November 13, 2013	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer