Form 10-K
period 2013-12-31
Crexendo, Inc.
filed 2014-03-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013:
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2013 was approximately $16,514,000.

The number of shares of the registrant’s common stock outstanding as of March 1, 2014 was 10,827,926.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

OVERVIEW

We are a hosted services company that provides website hosting, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline.

Crexendo Network Services segment - Our hosted telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or a mobile device.

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

We have historically sold our StoresOnline products and services through a direct mail seminar format utilizing direct response marketing campaigns.  In July 2011, we suspended the sale of our products and services through the direct mail seminar format.  Following the suspension of the direct mail seminar format, our primary marketing channel for our StoresOnline segment has been through in-house telemarketing, online marketing channels, and direct prospecting.

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

OUR STRATEGY

We have historically sold our content management and website building tool as a perpetual software license.  During 2011, we transitioned from selling a perpetual software license to a “Software as a Service” (“SaaS”) model.  This transition provides the foundation for our strategy on a go forward basis.  Key elements of our strategy include:

Expanding Our Distribution Channels.  To sell hosted telecommunications products and services cost effectively, we must expand our distribution channels.  We have historically sold our hosted telecommunications products and services through a direct sales force channel, which relied on experienced sales representatives.   During 2013, we began to accelerate plans to expand our distribution channels through direct sales, online marketing, affiliate programs, white-label programs, and dealer channel.  These expanded distribution channels will provide multiple revenue streams from customers across a broader spectrum.

Continuing to Target the Entrepreneur and Small and Medium-Sized Business Market Segment.  We believe the small and medium-sized business market segment offers us the best opportunity for future growth, but we are capable of handling all sizes of business.  We believe this segment needs comprehensive, affordable, and scalable solutions for their telecommunications services.  Our services are designed to be scalable to meet the needs of these businesses, regardless of size.

Strengthening Customer Retention.  We are dedicated to enhancing customer retention and building lasting relationships with our customers.  We believe a critical element in strengthening customer retention is continuous improvement to our content management and web-building tools, including improvements to our user interface to create a more intuitive and interactive experience.  We believe staying ahead of the technology curve is a critical element to our customer retention. We are dedicated to developing the features necessary to stay competitive in the hosted telecommunications industry. We are constantly updating and expanding our product and service offerings to meet the needs of our customer base in this dynamic marketplace.

Developing Complimentary Services and Technologies.  We seek to develop complimentary products and services for our customers.  Our ultimate goal is to become the leading provider of hosted solutions for small and medium-sized business.  We currently provide hosted website services, hosted telecommunications services, e-commerce software, website development software, and broadband internet connections.

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

Hosted Website Services

Our hosted website services allow businesses and entrepreneurs to host their websites in our data center for a monthly fee.

Hosted Telecommunications Services

Our hosted telecommunications service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones and mobile and desktop applications. Some examples of mobile devices are Android smart-phones, iPhones, iPads, or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or the PSTN network. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use Crexendo’s infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products, and vendor relationships. We also develop end user portals for account management, license management, billing and customer support, and adopt other cloud technologies through our partnerships.

Crexendo’s hosted telecommunication service offers a wide variety of essential and advanced features and benefits for small and medium-size businesses.  Many of these features included in the service offering are:

●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in US and Canada, International calling, Toll free (Inbound and Outbound)

●	Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music-On-Hold, Voicemail, Unified Messaging, Hot-Desking

●	Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing, Group Mailboxes

●	Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording

●	Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring

●
Mobile Features such as extension dialing, transfer and conference and seamless hand-off from Wifi to/from 3G and 4G, as well as other data services. These features are available on CrexMo, an intelligent mobile application for iPhone and Android smartphones, as well as iPads and Android tablets

●	Traditional PBX Features such as Busy Lamp Fields, System Hold, 16-48 Port density Analog Devices

●	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users

●
Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file

●	Web based online portal to Administer, Manage and Provisioning the system, manage the account, billing and activity

Many of these services are available and included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and SaaS offering to make it more competitive and profitable.

Search Engine Optimization (SEO)

There are two general aspects to Search Engine Optimization (“SEO”).  First, the tactical level, that includes conditioning a website and/or its pages to be relevant and search-engine friendly.  Second, we help businesses strategically select keywords and keyword phrases.  The popularity of a site plays a role in what keyword phrases a business can compete on versus what keyword phrases might be “out of their league”.  We focus on the strategic selection of keywords and prioritize keywords that have healthy search volumes and high ‘win’ capability.  Our experience coupled with our software allow us to strategically select the best choices for keyword phrases to target, which provide the highest probability of getting high search engine positions and draws maximum traffic to the website.  Our SEO packages include a keyword interview, strategic keyword research, baseline ranking report, search engine optimization plan, and comparison ranking report.

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

Paid Search Management

We offer paid search management services, such as management of Google® AdWords™, Yahoo, and Microsoft Advertising adCenter™ accounts for our customers.

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

SEGMENT INFORMATION

The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline.  Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments.  The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the prior year have been revised to conform to current year segment operating results presentation.  Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue:
StoresOnline segment	$5,908	$13,857
Crexendo Web Services segment	2,050	2,505
Crexendo Network Services segment	2,370	805
Consolidated	$10,328	$17,167

	Year Ended December 31,
	2013	2012
Income (loss) before income tax provision:
StoresOnline segment	$2,528	$6,487
Crexendo Web Services segment	(2,319)	(5,277)
Crexendo Network Services segment	(5,429)	(5,363)
Loss before income tax provision	$(5,220)	$(4,153)

TECHNOLOGY

We believe our proprietary implementation of standard Web, VoIP, Mobile, and Internet technologies represent a key component of our business model. We believe these technologies and how we deliver them to our customers distinguish our services and products from the services and products offered by our competitors. Our technology infrastructure and virtual network operation center, all of which is built and managed on industry standard computing, storage, data, and platforms offers us greater efficiencies. The synergies between Web and Telecommunication protocols such as TCP/IP, HTTP, XML, SIP, and innovations in computing, load balancing, redundancy and high availability of Web and Telecommunications technologies offers us a unique advantage in delivering these services to our customers seamlessly from our data center.

Our Hosted Telecommunications technology is continuously being enhanced with additional features and functionality. Our current functionality includes:

●	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons, and lower end Monochrome 2 Line wall mountable device.

●
Basic Business Telephony Features such as those offered in a traditional private branch exchange (“PBX”) systems like extension dialing,  Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer (Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant, and traditional faxing

●	Advanced telephony features such as Call Park, Call Pickup, Paging(through the phones), Overhead paging, Call Recording

●	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge, and Call center reporting

●	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo)

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile phone as if they were in the office. It also provides users instant access to visual voicemail and call logs.

●	End User Portal and Unified Messaging with Voicemail, Call Recording, and eFax inbox.

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

RESEARCH AND DEVELOPMENT

We invested $1,692,000 and $1,985,000 for the years ended December 31, 2013 and 2012, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for our hosted telecommunications products and services and website development software.

COMPETITION

Our markets are increasingly competitive. Our competitors include hosted telecommunications providers and traditional telephone service providers, application service providers, software vendors, systems integrators, direct providers, and information technology consulting services providers, and hosted service providers.

Most of these competitors, however, do not yet offer the full range of website hosting and telecommunications services we believe our target market requires. These competitors could elect to focus additional resources in our target markets, which could adversely affect our business prospects, financial position and results of operations materially.  Many of our current and potential competitors have longer operating histories, larger customer bases, and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial resources than we do. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

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

Companies participating in the software, Internet technology, and telecommunication industries are frequently involved in disputes relating to intellectual property. We may be required to defend our intellectual property rights against infringement, duplication, discovery and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could be costly and divert our attention from our business. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all. In addition, we may be unable to develop alternate technology at an acceptable price, or at all. Any of these events could have a material adverse effect on our business prospects, financial position, or results of operations.

EMPLOYEES

As of December 31, 2013, we had 84 employees; 82 full-time and 2 part-time, including 5 executives, 16 sales representatives, 7 in sales management and administration, 17 engineer and IT support in the development of our cloud services solutions, 15 in Web Services and Network Services fulfillment, 4 in customer support, and 20 in finance, legal and business development, collections, marketing, and other general administration.

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

The Company has transformed into a start-up telecom company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $3.1 million, the collection of the remaining $545,000 of accounts receivable from our former StoresOnline business, and the $2 million proceeds from the sale of the Crexendo head office to the CEO in the first quarter of 2014 (see Note 16).  The Company also received a commitment from the CEO, and major shareholder, in February of 2014 that the CEO would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015.  Accordingly the Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

  Changes in laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the Securities and Exchange Commission (SEC), Internal Revenue Service (IRS), Federal Trade Commission (FTC), Federal Communication Commission (FCC) and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

From time to time we have been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business.

From time to time, we received inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operated.  These inquiries had historically been related to our discontinued seminar sales practices. These inquiries and investigations generally concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices.  There is still the potential of review of past sales and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. See Part I, Item 3, Legal Proceedings, for a discussion of some of these pending matters. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries have ended up in civil court. While we attempt to resolve these matters on a mutually satisfactory basis, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations. We are also subject to various claims and legal proceedings covering matters which arise in the ordinary course of business. We believe the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

Our Telecommunications services are required to comply with industry standards, FCC regulations as well as certain State and local jurisdiction specific regulations which may require us to modify existing products and/or services.

The acceptance of telephony services and network services are dependent upon our meeting certain industry standards. Our VoIP telephony products are not currently sold to work with other competitors’ or vendors' equipment. There is currently a lack of agreement among industry leaders about whether there should be an industry standard or a preferred standard. Our inability to operate with competitor’s equipment or services may impact our competitiveness. We do comply with certain rules and regulations of the FCC regarding safety standards.  Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our sales, margins, and profitability.

Changes to Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may therefore change. The changes if not able to be passed on to our customers could substantially reduce our revenues, margins, and profitability.

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

Our ability to offer services outside the U.S. is subject to different regulations which may be unknown and uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country, and local jurisdictions. Many times the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in Canada, and are considering expanding to other countries. We also cannot control if our customers take their devises out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional Countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.

From time to time we are and have been the subject of customer complaints and lawsuits relating to our business practices which could require us to pay damages or fines, and could negatively impact our financial results.

Primarily from our discontinued seminar sales practices, we receive complaints and inquiries from both customers and governmental and non-governmental bodies on behalf of customers and, in some cases, these customer complaints have resulted in litigation. Some of these matters are pending. The ultimate resolution of these matters may have a material adverse effect on our financial position or results of operations.

Changes to rates by our competitors and increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Pricing in the telecommunications industry is very fluid and competitive. Our competitors may reduce their rates which may diminish or eliminate the competitive pricing advantage of our services or otherwise require us to reduce our rates which would affect our margins and revenues. In addition,  increased regulation and additional regulatory funding obligations at various levels of government could require us to either increase our prices or absorb the cost or raise our prices which could make us less competitive.  Continued rate decreases could require us to lower our rates to remain competitive which could substantially reduce our revenues, margins, and profitability.

We may be required to reduce our prices in order to compete which could negatively impact our profitability.

As competition with our Web Services and Hosted VoIP (Voice over Internet Protocol) services continues to expand, we may be required to respond to additional competition which could require us to engage in price competition. If intense price competition occurs, we may be forced to lower prices, which could result in lower revenue and gross margins.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.

Our Hosted VoIP telecommunication product competes with other VoIP providers. In addition, we also compete with traditional telephone service providers which provide telephone service based on the public switched telephone network. Some of these traditional service providers also provide internet service to their customers. Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP services to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

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

Many of our direct competitors offer a range of products and services comparable to those offered by us. These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, longer relationships with customers, and significantly greater financial, technical, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

There are low barriers to entry into the e-commerce services and Hosted VoIP telecommunication markets and, as a result, we face significant competition in a rapidly evolving industry.

We currently do not have patented technology, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business. Although we have patents pending, we currently do not have any registered patents. In addition, the costs to develop and provide e-commerce and VoIP services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer e-commerce services providing significant technological, creative, performance, price, or other advantages over the services that we offer.

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

FCC Regulations regarding payments between regulated carriers may increase our costs.

The FCC adopted changes regarding repayments between regulated carriers that we partner with to interface with the public switch telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC's reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability. The FCC further reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP and other service provider. This may also affect our cost structure and our competitiveness.

We have incurred operating losses.

We sustained operating losses in the current and prior years. Our ability to obtain positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to (i) reduce costs, (ii) improve sales and marketing efficiencies, (iii) reach more highly qualified prospects, and (iv) achieve operational improvements.

Our new lines of business have not been profitable.

We recorded operating losses on our Crexendo Network Services and Crexendo Web Services segments for the period ending December 31, 2012 and 2013 of $10,670,000 and $7,748,000, respectively. We have incurred operating losses in each of the three prior years and may incur operating losses in the foreseeable future.

If the market for our new products does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

     We market our Crexendo Web Services and Network Services. The market for these products is still evolving and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance. If potential customers do not perceive the benefits of our product lines, sales may not develop or may develop more slowly than we expect, either of which would adversely affect our operations. Because the market for new product development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our ability to use our net operating loss carry-forwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of December 31, 2013, we had net operating loss (“NOL”) carry-forwards of approximately $13,219,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

We are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

 Our VoIP service competes against established alternative voice communication providers, (such as 8x8 and Ring Central).  While we believe the technology we employ provides substantially better quality, changes in technology could allow these alternative providers to deliver comparable quality at a substantially lower price. In addition, as we continue providing VoIP services, we are likely to face competition from emerging competitors focused on newer, less costly technology.  In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.

If we fail to adapt to changes in the market then our products and services could become obsolete.

The market for our products and services is constantly and rapidly evolving. There is substantial competition for our e-commerce services and our Hosted VoIP telecommunications products and services.  As competitors introduce new and enhanced products and services, we may not be able to develop or acquire new products and services that compete effectively. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. Any technical flaws in products we release could have a negative effect on customer adoption and our reputation.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Crexendo Web Services and Crexendo Network Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

●	Our ability to attract and retain customers;

●	FCC or other regulatory charges which we may not be able to “pass on”;

●	Competition from other telecommunication offerings;

●	Negative publicity about our industry, events, or products;

●	Fluctuations in collections of our extended payment term agreements;

●	Changes in pricing policies;

●	Regulatory actions and legal proceedings;

●	Internet and online services usage levels and the rate of market acceptance of these services for transacting commerce;

●	Our ability to timely and effectively upgrade and develop our systems and infrastructure;

●	Changes to our business model resulting from regulatory requirements;

●	Our ability to control certain costs;

●	Our ability to attract, train and retain skilled management, as well as sales, strategic, technical, and creative professionals;

●	The availability of working capital and the amount and timing of costs relating to our expansion; and

●	General economic conditions and economic conditions that are specific to internet technology usage and e-commerce.

Future sales of our common stock by our existing stockholders and stock options granted by us could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 1, 2014, we had outstanding 10,827,926 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. As of March 1, 2014, we had outstanding options to purchase 1,945,766 shares of our common stock. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control.

Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns approximately 45% of the outstanding shares of our common stock based on the number of shares outstanding as of March 4, 2014. As a result, Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our common stock is currently listed on New York Stock Exchange Market, or NYSE MKT.  We have stockholders’ equity of $6,701,000 as of December 31, 2013 and we have had annual losses from continuing operations for the last three years with the possibility of continued losses, it is possible we may not remain in compliance with the minimum condition of NYSE MKT’s continued listing standards under Section 1003(a) (1) of NYSE MKT’s Company Guide (the “Company Guide”).  We have not received a formal written notification of non-compliance.  In the event of a formal written notification, we believe we would be allowed to respond and attempt to take action to regain compliance with the minimum listing standards. However, in the event we are not able to meet the requirements necessary for continued listing on the NYSE MKT, including those related to minimum stockholder equity requirements, our stock could be subject to delisting from NYSE MKT.  Delisting from the NYSE MKT could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.  The NYSE MKT could also, in its discretion, discontinue listing our Company’s common stock pursuant to various other factors, including if our independent registered public accountants’ opinion on our financial statements contained a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current financial obligations or to adequately finance our operations.

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

If we do not successfully expand our sales including our dealer program, direct sales and sales channels, we may be unable to substantially increase our sales.

We sell our products primarily through direct sales, inside sales and our telecommunications dealer program, and we must expand the number of dealers and producing direct sales personnel to increase revenue substantially. If we are unable to expand our dealer network and the sales per dealer and hire and retain qualified sales personnel or if new sales personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales personnel may require a long period of time to become productive. The time required in achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

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

We rely on third parties to provide a portion of our customer service responses, initiate local number portability for our customers and provide aspects of our E-911 service.

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

Increased costs of third party suppliers may adversely affect our operating results.

Our contracts do not contain provisions allowing certain costs to be passed on to our customers. These include but are not limited to; power to our data center and   capacity leased from our Internet bandwidth suppliers.  We are not in control of costs for these services, or the reliability of these services. Failure of these providers could cause substantial harm to our costs and our ability to retain current customers and acquire new customers. A catastrophic failure of any of these systems could potentially subject us to liability.

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services (including e-commerce and VoIP) may be disrupted by problems with our technology and systems such as malfunctions in our software or facilities. In addition there may be service interruptions for reasons outside our control.  Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions could cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network interruptions may also impair our ability to sign-up new customers. In addition since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. Our customers’ ability to use our services is dependent on third-party internet providers which may suffer service disruptions.  If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our growth may suffer.

Our operations could be hurt by a natural disaster, network security breach, or other catastrophic event.

We maintain a fully redundant network infrastructure in our data center in Tempe, Arizona.  Currently, we do not have multiple site capacity if any catastrophic event occurs, although we expect to attain multiple site redundancy sometime in the future. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. While we do not believe that we have lost customers as a consequence, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

Failure in our data centers or services could lead to significant costs and disruptions.

All data centers, including ours, are subject to various points of failure.  Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage.  Any failure or downtime could affect a significant percentage of our customers. The total destruction or severe impairment of our data center facilities could result in significant downtime of our services and the loss of customer data.

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

We depend on the continued services of our key personnel, including our Officers and certain engineers. Each of these individuals have acquired specialized knowledge and skills with respect to our operations. The loss of one or more of these key personnel could negatively impact our performance. In addition, we expect to hire additional personnel as we continue to execute our strategic plan, particularly if we are successful in expanding our operations. Competition for the limited number of qualified personnel in our industry is intense. At times, we have experienced difficulties in hiring personnel with the necessary training or experience.

Evolving regulation of the Internet, including the use of e-mail as a marketing tool, may harm our business.
As e-commerce and VoIP continue to evolve, they are subject to increasing regulation by federal and state agencies. Areas subject to regulation include, but may not be limited to, the use of e-mail, user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, our initial contact with some of our customers is through e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. In addition, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. The perception of security and privacy concerns, whether or not valid, may inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet, or otherwise have a negative effect on our business, results of operations, and financial position.

We depend upon our proprietary intellectual property rights, none of which can be completely safeguarded against infringement.

We rely upon copyright law, trade secret protection, and confidentiality or license agreements with our employees, customers, business partners, and others to protect our proprietary rights, but we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.  Although we have patents pending, we currently do not have any registered patents.  Effective copyright, trademark, patent, and trade secret protections may not be able to be adequately protected in all Countries in which we operate source products or have an internet presence.

We may incur substantial expenses in defending against third-party patent and trademark infringement claims regardless of their merit.

From time to time, parties may assert patent infringement claims against us in the form of letters, lawsuits, and other forms of communication. Third parties may also assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. If there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

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

Further, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. Such terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent, or make it more costly to effect a change in control, thereby preserving the current stockholders’ control.

Our publicly filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings. Comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews often occur at the time companies file registration statements, but reviews may be initiated at any time by the SEC. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in a material liability to us and have a material adverse impact on the trading price of our common stock.

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

As part of a potential growth strategy we may attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of the acquired businesses, the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information.

ITEM 2.	PROPERTIES

    Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona owned by our owner and CEO and approximately 1,300 square feet of office space in Reno, NV which is leased from unaffiliated third parties. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281.  During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT (See Note 6).  We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we receive inquiries from federal, state, city and local government officials in the various jurisdictions in which we operate. These inquiries and investigations generally concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

On November 4, 2013, the Company received a motion for leave to file an amended complaint and a request for scheduling conference (including a request for extending discovery) in the case entitled INFORMATION TECHNOLOGY CUSTOMER CARE, INC., Plaintiff v STORESONLINE, INC., Defendant; filed in IN THE FOURTH DISTRICT COURT, UTAH COUNTY, and STATE OF UTAH Case No. 090401169. In the original Complaint, Plaintiff ITCCI claimed that StoresOnline breached a contract with ITCCI by improperly moving its Philippine support to a new support center.  ITCCI also alleged an action for tortious interference claiming that StoresOnline caused former employees of ITCCI to leave to work for that support center. There was also a claim for “civil conspiracy”.  The original Complaint sought actual and punitive damages.

The parties had completed discovery and filed various motions, including a motion for Summary Judgment by StoresOnline. The Company believes there was no evidence to support any of the claims raised by the Plaintiff, and that there was no contractual obligation which would have prohibited a change of support centers.

The Plaintiff has filed motions to substitute new counsel, amend its Complaint and re-open discovery. The allegations included in the proposed Amended Complaint are that former officers and executives of StoresOnline acted fraudulently and secretly to improperly move support centers. The Company strongly disputes the allegations against it under both the original Complaint and the proposed Amended Complaint.  Moreover, even if any of the allegations regarding former employees in the proposed Amended Complaint were true, the Company believes that it would have no liability for those alleged actions.

On February 8, 2013  the Company received a summons entitled TCU - Canyon Park, a Utah Limited Company, Plaintiff  (TCU) v Crexendo, Inc. a Delaware Corporation F/K/A iMergent, Inc., Defendant. The Suit was filed in the Fourth Judicial District Court of Utah County, Provo Department. The Suit seeks unspecified damages against the company for vacating a lease premises.  The suit claims that the Company owes basic monthly rent of $112,454 from November 2012 through October 2013 together with other charges (including C.A.M., late fees, property damages, and interest and attorney fees). The Plaintiff alleges that the Company “quit” the premises in November 2012 and the lease terminates in October 2013.

The Company vacated the premises in November 2012, and alleges it did so due to violations of TCU. The Company had notified TCU that the premises were not habitable and that TCU had violated the Companies rights regarding possession and was therefore vacating the premises.

On March 29, 2013 the Company and TCU resolved all outstanding issues and the case was dismissed with prejudice.

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

	High	Low
Year Ended December 31, 2013
October to December 2013	$3.25	$2.82
July to September 2013	3.30	2.80
April to June 2013	3.31	2.41
January to March 2013	3.15	2.40
Year Ended December 31, 2012
October to December 2012	$3.45	$2.00
July to September 2012	3.99	2.91
April to June 2012	4.03	3.33
January to March 2012	4.73	2.95

SECURITY HOLDERS

There were 238 holders of record of our shares of common stock as of February 27, 2014. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

The following table sets forth information regarding cash dividends declared by our Board of Directors for the year ended December 31, 2013 and 2012:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
Year Ended December 31, 2012
July 6, 2012	$0.02	July 17, 2012	$213,000	July 24, 2012
March 14, 2012	$0.02	March 28, 2012	$211,000	April 4, 2012

There are no contractual restrictions on dividends declared for the year ended December 31, 2013 and 2012.  During the fourth quarter of 2012, the Company announced the suspension of the quarterly dividend program.

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

OVERVIEW

We are a hosted services company that provides hosted website services, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline.

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

On June 4, 2013 we acquired PBX Holdings, LLC., dba PBX Central, a privately-held provider of VoIP Telecom and cloud communications located in Austin, Texas. The purchase price of approximately $770,000 consisted of $387,000 of cash and 153,901 shares of our common stock with an estimated fair value of approximately $383,000 at the time of the acquisition. Our consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to our consolidated results of operations for the periods presented.

Our Network Services revenue increased 194% or $1,565,000 to $2,370,000 for the year ended December 31, 2013 as compared to $805,000 for the year ended December 31, 2012. As of December 31, 2013 and 2012, our backlog was $7,019,000 and $2,374,000, respectively.

Crexendo Web Services segment –We generate professional services revenue primarily from search engine optimization (SEO) services, link building, paid search management services, conversion rate optimization services, and website design and development. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months. During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.

Our Web Services revenue decreased 18% or $455,000 to $2,050,000 for the year ended December 31, 2013 as compared to $2,505,000 for the year ended December 31, 2012. As of December 31, 2013 and 2012, our backlog was $553,000 and $1,135,000,respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP and necessarily included certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations or cash flows, and that may require management to make subjective or complex judgments about matters that are inherently uncertain.

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

When we are unable to establish the selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes, and distribution channels.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement.

Professional Services Revenue - Fees collected for professional services, including website design and development, search engine optimization services, link-building, paid search management services, and telecommunication installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are performed, based upon the value for such services.

Website and Telecommunications Services Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.We recognize revenue ratably over the applicable service period.

Equipment Sales and Financing Revenue - Fees generated from the sale of telecommunications equipment are recognized when the devices are installed and hosted telecommunications services begin.

Fees generated from renting our hosted telecommunication equipment (IP or cloud telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned.  Revenue from operating leases is recognized ratably over the applicable service period.

Commission Revenue - We have contracts with third-party entities with respect to product sales to our customers following the sale of the initial software licenses. These products and services are intended to assist the customers with their Internet businesses. These products are sold and delivered completely by third parties. We receive commissions from these third parties, and recognize the revenue as the commissions are received, net of expected customer refunds.

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

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
	2013	2012
Consolidated Operations
Revenue	$10,328	$17,167
Loss before income taxes	(5,220)	(4,153)
Income tax benefit	257	212
Net loss	(4,963)	(3,941)
Basic/diluted net loss per share	$(0.46)	$(0.37)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Revenue decreased 40% or $6,839,000, to $10,328,000 for the year ended December 31, 2013 as compared to $17,167,000 for the year ended December 31, 2012.  The decrease in primarily due to the suspension of our direct mail seminars in July 2011, a 66% decrease in our principal collected on our accounts receivable balance, and a 71% decrease in commissions from third parties and other revenue.  Crexendo Web Services revenue decreased 18% or $455,000 to $2,050,000 during the year ended December 31, 2013 compared to $2,505,000 for the year ended December 31, 2012 due to a strategic decision to move small customers to a third party provider.  Crexendo Network Services revenue increased 194% or $1,565,000 to $2,370,000 during the year ended December 31, 2013 compared to $805,000 for the year ended December 31, 2012.

Loss Before Income Taxes

Loss before income tax increased 26% or $1,067,000, to $5,220,000 for the year ended December 31, 2013 as compared to $4,153,000 for the year ended December 31, 2012 primarily due to a decrease in StoresOnline revenue, though total operating expenses decreased 31% or $7,209,000, to $16,073,000 for the year ended December 31, 2013 as compared to $23,282,000 for the year ended December 31, 2012.

Income Tax Provision

We had an income tax benefit of $257,000 for the year ended December 31, 2013 compared to an income tax benefit of $212,000 for the year ended December 31, 2012.  We had a pre-tax loss for the years ended December 31, 2013 and 2012 of $5,220,000 and $4,153,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2013 and 2012.

Segment Operating Results

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

Operating Results of our Crexendo Network Services Segment (in thousands)

	Year Ended December 31,
Crexendo Network Services	2013	2012
Revenue	$2,370	$805
Operating expenses:
Cost of revenue	2,160	1,500
Research and development	987	1,111
Selling and marketing	2,242	1,887
General and administrative	2,413	1,684
Operating loss	(5,432)	(5,377)
Other income	3	14
Loss before tax provision	$(5,429)	$(5,363)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Crexendo Network Services segment revenue increased 194% or $1,565,000, to $2,370,000 for the year ended December 31, 2013 as compared to $805,000 for the year ended December 31, 2012.  In January 2012 our direct sales representatives began selling our Crexendo Network Services products and services.  A substantial portion of Crexendo Network Services segment revenue is generated through 24 to 60 month service contracts. As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog.  Backlog represents contracts signed with no service or payment provided at December 31, 2013.

Crexendo Network Services backlog as of December 31, 2013	$7,019
Crexendo Network Services backlog as of December 31, 2012	$2,374

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support.  Cost of revenue increased 44% or $660,000, to $2,160,000 for the year ended December 31, 2013 as compared to $1,500,000 for the year ended December 31, 2012.  Cost of revenue is primarily made up of telecommunications equipment costs as well as customer service costs. These direct costs increased due to an increase in revenue.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 11% or $124,000, to $987,000 for the year ended December 31, 2013 as compared to $1,111,000 for the year ended December 31, 2012. The decrease was primarily attributed to a decrease in payroll costs, as the number of engineers decreased to 17 from 19 as of December 31, 2013 and 2012, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials.  Selling and marketing expenses increased 19% or $355,000, to $2,242,000 for the year ended December 31, 2013 as compared to $1,887,000 for the year ended December 31, 2012.  The increase was primarily attributable to an increase in the allocation of sales representative’s salary and benefit expenses of sales representatives as revenue increases.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses increased 43% or $729,000, to $2,413,000 for the year ended December 31, 2013 as compared to $1,684,000 for the year ended December 31, 2012.  General and administrative expenses for the year ended December 31, 2013 were higher than the year ended December 31, 2012, primarily due to an increased allocation of previously unallocated corporate expenses being allocated at a higher rate.  As StoresOnline and Crexendo Web Services revenue decreased significantly for the year ended December 31, 2013 compared to 2012, we allocated less of the general and administrative expenses to the StoresOnline segment and Crexendo Web Services segment and more expenses to the Crexendo Network Services segment.

Operating Results of Crexendo Web Services Segment (in thousands)

	Year Ended December 31,
Crexendo Web Services	2013	2012
Revenue	$2,050	$2,505
Operating Expenses:
Cost of revenue	1,465	1,859
Research and development	-	437
Selling and marketing	784	1,846
General and administrative	2,145	3,654
Operating loss	(2,344)	(5,291)
Other income	25	14
Loss before tax provision	$(2,319)	$(5,277)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Crexendo Web Services segment revenue decreased 18% or $455,000, to $2,050,000 for the year ended December 31, 2013 as compared to $2,505,000 for the year ended December 31, 2012.  The decrease in revenue from the prior year is primarily related to our shift in focus to only providing web services to enterprise-sized customers . We expect web services revenue to decrease as we complete existing contractual obligations. Revenue from Crexendo Web Services is generated primarily through search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services revenue is generated through three to twelve month service contracts.

Below is a table which displays the Crexendo Web Services revenue backlog as of December 31, 2013 and 2012, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of December 31, 2013	$553
Crexendo Web Services backlog as of December 31, 2012	$1,135

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services.  Cost of revenue decreased 21% or $394,000, to $1,465,000 for the year ended December 31, 2013 as compared to $1,859,000 for the year ended December 31, 2012.  The decrease is primarily related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new products and services for Crexendo Web Services customers.  Research and development expenses decreased 100% or $437,000, to $0 for the year ended December 31, 2013 as compared to $437,000 for the year ended December 31, 2012.  The decrease was due to no product development during the year ended December 31, 2013. We do not anticipate incurring additional research and development expenses for our Web Services going forward.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 58% or $1,062,000, to $784,000 for the year ended December 31, 2013 as compared to $1,846,000 for the year ended December 31, 2012.  The decrease was primarily attributable to the decrease in our direct sales representatives, from 24 at December 31, 2012 to 16 at December 31, 2013, and a general decrease in our marketing expenses.

General and Administrative

General and administrative expenses consist of payroll and related expenses for administrative personnel.  General and administrative expenses decreased 41% or $1,509,000, to $2,145,000 for the year ended December 31, 2013 as compared to $3,654,000 for the year ended December 31, 2012.  General and administrative expenses for the year ended December 31, 2013 were lower than the year ended December 31, 2012, primarily due to the allocation of previously unallocated corporate expenses being allocated at a lower rate.  As StoresOnline revenue decreased significantly for the year ended December 31, 2013 compared to 2012, we allocated less of the general and administrative expenses to the StoresOnline segment and more expenses to the Crexendo Web Services and Crexendo Network Services segments.

Operating Results of our StoresOnline Segment (in thousands)

	Year Ended December 31,
StoresOnline	2013	2012
Revenue	$5,908	$13,857
Operating expenses:
Cost of revenue	466	1,733
Research and development	705	437
Selling and marketing	29	244
General and administrative	2,677	6,890
Operating income	2,031	4,553
Other income	497	1,934
Income before tax provision	$2,528	$6,487

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

StoresOnline segment revenue decreased 57% or $7,949,000, to $5,908,000 for the year ended December 31, 2013 as compared to $13,857,000 for the year ended December 31, 2012.  Following our decision to suspend our direct mail seminar sales in July 2011, revenue from our StoresOnline segment has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs.  Principal collected for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased 66% or $6,131,000 to $3,189,000 for the year ended December 31, 2013, compared to $9,320,000 for the year ended December 31, 2012.  Our typical EPTA agreement has a term of two to three years.  Although we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs are recognized in our balance sheet, net of an allowance for doubtful accounts, and offset by our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next twelve months.  The following table summarizes the activity within deferred revenue for the year ended December 31, 2013 and 2012 (in thousands):

StoresOnline deferred revenue as of January 1, 2013	$3,173
Cash collected on Principal of EPTA Contracts	(3,189)
Adjustments of EPTA deferred revenue	561
StoresOnline deferred revenue as of December 31, 2013	$545

StoresOnline deferred revenue as of January 1, 2012	$15,196
Cash collected on Principal of EPTA Contracts	(9,320)
Adjustments of EPTA deferred revenue	(2,703)
StoresOnline deferred revenue as of December 31, 2012	$3,173

Due to the suspension of our direct mail seminar sales channel in July 2011, we had no cash sales of StoresOnline Software licenses (“SOS licenses”) or other products at events during the years ended December 31, 2013 and 2012.   Hosting revenue decreased to $2,329,000 for the year ended December 31, 2013 compared to $3,210,000 in the year ended December 31, 2012.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, primarily as a result of the suspension of the direct mail seminar sales channel.

Commissions from third parties and other revenue decreased 71% to $390,000 for the year ended December 31, 2013, from $1,327,000 for the year ended December 31, 2012, due primarily to the suspension of our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees and the cost of products sold.  Cost of revenue decreased 73% or $1,267,000, to $466,000 for the year ended December 31, 2013 as compared to $1,733,000 for the year ended December 31, 2012.  Cost of revenue as a percentage of revenue decreased to 8% in the current year compared to 13% in prior year.  The decrease in cost of revenue as a percentage of revenue was primarily due to continued decreases in direct costs after the suspension of direct mail seminars in July 2011, but still receiving payments and recognizing revenue from principal collected on EPTA contracts.

Research and Development

Research and development expenses primarily consist of payroll and related expenses related to the development of new products and services for customers.  Research and development expenses increased 61% or $268,000, to $705,000 for the year ended December 31, 2013 as compared to $437,000 for the year ended December 31, 2012.  The increase was primarily attributable to an increase in our engineering head count dedicated to the continued development of our new web development software.

Selling and Marketing

Selling and marketing expenses consist of payroll and related expenses for sales and marketing activities, advertising, and promotional and public relations expenses.  Selling and marketing expenses decreased 88% or $215,000, to $29,000 for the year ended December 31, 2013 as compared to $244,000 for the year ended December 31, 2012.  The decrease in total selling and marketing expenses is primarily due to continued decreases in costs after the suspension of direct mail seminars in July 2011.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, legal, accounting and other professionals, finance company service fees, and other general corporate expenses.  General and administrative expenses decreased 61% or $4,213,000, to $2,677,000 for the year ended December 31, 2013 as compared to $6,890,000 for the year ended December 31, 2012.  General and administrative expenses for the year ended December 31, 2013 were lower than the year ended December 31, 2012, primarily due to an increased allocation of previously unallocated corporate expenses being allocated at a lower rate.  As StoresOnline revenue decreased significantly for the year ended December 31, 2013 compared to 2012, we allocated less of the general and administrative expenses to the StoresOnline segment and more expenses to the Crexendo Web Services and Crexendo Network Services segments.

Other Income

Other income primarily relates to interest earned on EPTA contracts, which generally carry an 18% simple interest rate.  Other income decreased 74% or $1,437,000, to $497,000 for the year ended December 31, 2013 as compared to $1,934,000 for the year ended December 31, 2012.  This decrease is primarily due to the decrease in outstanding EPTA receivables as cash is collected and uncollectable accounts are written off.

LIQUIDITY AND CAPITAL RESOURCES

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment.  Accordingly, we have shifted our focus toward growing our Crexendo Web Services and Network Services segments.    As a result, the Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.   We currently plan to fund our growth through operating cash flows and available cash and cash equivalents reserves of $3,076,000 at December 31, 2013.  The Company’s forecast indicates that given current trends and growth projections, the Company at some future date may need to raise additional capital.  There can be no assurances that such additional capital, if needed, would be available on acceptable terms or at all, which would adversely affect our Company’s ability to achieve our business objectives.  Due to changes in our growth strategy and the rapidly evolving nature of our business and the markets we serve, we believe period-to-period comparisons of our operating results, including operating expenses as a percentage of revenue and cash flows, are not necessarily meaningful and should not be relied upon as an indication of future performance.  See Note 17.

Subsequent to December 31, 2013, the Company received a letter from the CEO and significant shareholder, that if there is a shortfall in cash, the CEO would provide additional financial support to sustain operations through March 31, 2015.

Working capital decreased 55% or $3,461,000, to $2,849,000 for the year ended December 31, 2013 as compared to $6,310,000 for the year ended December 31, 2012.  Working capital, excluding deferred revenue, decreased 57% or $5,314,000, to $4,048,000 for the year ended December 31, 2013 as compared to $9,362,000 for the year ended December 31, 2012.  Deferred revenue balances primarily represent historical sales for which we cannot immediately recognize revenue and will continue to decrease as cash is collected on EPTA contracts. The costs and expenses we incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our liquidity or future cash requirements.

Cash and Cash Equivalents

Cash and cash equivalents decreased 59% or $4,364,000, to $3,076,000 for the year ended December 31, 2013 as compared to $7,440,000 for the year ended December 31, 2012.  For the year ended December 31, 2013, we used cash flows for operating activities of $5,382,000 compared to using cash flows for operating activities of $446,000 for the year ended December 31, 2012.

Trade Receivables

Trade receivables and long-term trade receivables, net of allowance for doubtful accounts, decreased 65% or $2,232,000, to $1,206,000 for the year ended December 31, 2013 as compared to $3,438,000 for the year ended December 31, 2012.  Long-term trade receivables, net of allowance for doubtful accounts, decreased 71% or $279,000, to $116,000 for the year ended December 31, 2013 as compared to $395,000 for the year ended December 31, 2012.  We offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  Trade receivables will continue to decline as cash is collected on EPTA contracts.

Accounts Payable

Accounts payable decreased 52% or $217,000, to $201,000 for the year ended December 31, 2013 as compared to $418,000 for the year ended December 31, 2012.  The aging of accounts payable as of December 31, 2013 and 2012 was generally within our vendors’ terms of payment.  The decrease is primarily related to the decrease in operating costs as a result of cost cutting measures.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013:

	Payments due by Period (1)

	Total	Less than	1 to 3
		1 year	years
	(in thousands)
Operating leases (2)	$338	$126	$212

———————
(1)	Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases and includes contracts that expire in various years through 2016. Payments due reflect cash to be paid for rent.

Capital

Stockholders’ equity decreased 35% or $3,591,000, to $6,701,000 for the year ended December 31, 2013 as compared to $10,292,000 for the year ended December 31, 2012. The decrease for the year ended December 31, 2013 in total stockholders’ equity was attributable to net loss of $4,963,000 offset by an increase in Additional Paid-in-Capital of $808,000 for options granted, $181,000 for proceeds from stock options exercised, $107,000 for issuance of common stock in connection with a business acquisition (Note 3), and $78,000 for issuance of common stock from contingent consideration. Also related to the business acquisition is $198,000 of remaining contingent consideration for stock that is not yet issued.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax credit Carryforward Exist ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations. ASU 2013-11 will be effective for the fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on the Company's consolidated results of operation and financial condition.

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

●	our belief that we can continue to succeed by periodic review and revisions to our methods of doing business and by continuing our expansion into domestic and international markets;

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

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 4, 2014

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$3,076	$7,440
Restricted cash	487	1,444
Trade receivables, net of allowance for doubtful accounts of $163
as of December 31, 2013 and $1,326 as of December 31, 2012	1,090	3,043
Inventories	217	171
Equipment financing receivables	94	28
Income tax receivable	55	434
Prepaid expenses and other	620	333
Total current assets	5,639	12,893

Certificate of deposit	250	500
Long-term trade receivables, net of allowance for doubtful accounts
of $37 as December 31, 2013 and $196 as of December 31, 2012	116	395
Long-term equipment financing receivables	398	96
Property and equipment, net	2,195	3,172
Deferred income tax assets, net	244	103
Intangible assets	571	6
Goodwill	75	265
Other long-term assets	119	97
Total Assets	$9,607	$17,527

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$201	$418
Accrued expenses and other	1,095	3,010
Contingent consideration	51	-
Deferred income tax liability	244	103
Deferred revenue, current portion	1,199	3,052
Total current liabilities	2,790	6,583

Deferred revenue, net of current portion	116	399
Other long-term liabilities	-	253
Total liabilities	2,906	7,235

Commitments and contingencies (Note 10 and 13)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 10,801,315 shares outstanding as of December 31, 2013; authorized 100,000,000 shares, 10,669,201
shares outstanding as of December 31, 2012	11	11
Additional paid-in capital	50,998	49,824
Contingent consideration	198	-
Accumulated deficit	(44,506)	(39,543)
Total stockholders' equity	6,701	10,292

Total Liabilities and Stockholders' Equity	$9,607	$17,527

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2013	2012
Revenue	$10,328	$17,167
Operating expenses:
Cost of revenue	4,091	5,092
Selling and marketing	3,055	3,977
General and administrative	6,970	12,228
Research and development	1,692	1,985
Goodwill impairment	265	-
Total operating expenses	16,073	23,282

Loss from operations	(5,745)	(6,115)

Other income:
Interest income	501	1,907
Other income, net	24	55
Total other income, net	525	1,962

Loss before income tax	(5,220)	(4,153)

Income tax benefit	257	212

Net loss	$(4,963)	$(3,941)

Net loss per common share:
Basic	$(0.46)	$(0.37)
Diluted	$(0.46)	$(0.37)

Dividends per common share	$-	$0.04

Weighted-average common shares outstanding:
Basic	10,714,353	10,625,530
Diluted	10,714,353	10,625,530

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013 and December 31, 2012
 (In thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2012	10,523,078	$11	$48,938	$-	$(35,602)	$13,347
Expense for stock options granted to employees	-	-	812	-	-	812
Stock issued under stock award plans	146,123	-	498	-	-	498
Dividends declared	-	-	(424)	-	-	(424)
Net loss	-	-	-	-	(3,941)	(3,941)
Balance, December 31, 2012	10,669,201	$11	$49,824	$-	$(39,543)	$10,292
Expense for stock options granted to employees	-	-	808	-	-	808
Stock issued under stock award plans	67,832	-	181	-	-	181
Issuance of common stock in connection with a business acquisition	38,516	-	107	-	-	107
Contingent consideration	-	-	-	276	-	276
Issuance of common stock from contingent consideration	25,766	-	78	(78)	-	-
Net loss	-	-	-	-	(4,963)	(4,963)
Balance, December 31, 2013	10,801,315	$11	$50,998	$198	$(44,506)	$6,701

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,963)	$(3,941)
Adjustments to reconcile net loss to net
cash used for operating activities:
Goodwill impairment	265	-
Impairment of inventory	-	35
Lease abandonment	(606)	1,393
Depreciation and amortization	1,145	1,374
Loss on disposal of property and equipment	3	83
Expense for stock options issued to employees	808	812
Change in fair value of contingent consideration	(13)	-
Change in uncertain tax positions	(253)	(162)
Changes in assets and liabilities:
Trade receivables	2,232	12,079
Inventories	(46)	26
Equipment financing receivables	(368)	(124)
Income tax receivable	379	118
Prepaid expenses and other	(287)	392
Other long-term assets	(22)	136
Accounts payable, accrued expenses and other	(1,520)	(709)
Deferred revenue	(2,136)	(11,960)
Other long-term liabilities	-	2
Net cash used for operating activities	(5,382)	(446)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(62)	(1,172)
Proceeds from sale of property and equipment	15	22
Redemption of certificate of deposit	250	0
Change in restricted cash	957	521
Acquisition of PBX Central	(300)	-
Net cash provided by (used for) investing activities	860	(629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	181	498
Payments made on contingent consideration	(23)	(6)
Dividend payments	-	(635)
Net cash provided by (used for) financing activities	158	(143)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,364)	(1,218)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	7,440	8,658

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$3,076	$7,440

Supplemental disclosure of cash flow information:
Cash received during the year for:
Income taxes	$383	$158
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$-	$6
Business acquisition with stock (Note 3)	$107	$-
Contingent consideration related to acquisition (Note 3)	$363	$-
Exchange of property and equipment for services rendered	$4	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides web hosting, hosted telecommunications services, search engine optimization management, link building, e-commerce software, website development, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small and medium-sized businesses at affordable monthly rates.  The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline.

The Company has transformed into a start-up telecom company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our growth during the next twelve months using our cash and cash equivalents of $3.1 million, the collection of the remaining $545,000 of accounts receivable from our former StoresOnline business, and the $2 million proceeds from the sale of the Crexendo head office to the CEO in the first quarter of 2014 (see Note 16,).  The Company also received a commitment from the CEO, and major shareholder, in February of 2014 that the CEO would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015.  Accordingly the Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., StoresOnline International Canada, Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., Crexendo India Limited, and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2013, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $2,732,000.

Restricted Cash – We classified $487,000 and $1,444,000 as restricted cash as of December 31, 2013 and 2012, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirement of our merchant accounts, and purchasing card agreements.  As of December 31, 2013, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $487,000.

Trade Receivables – We have historically offered to our customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our suspended Internet Training Workshops through our StoresOnline segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual cash basis beginning on the contract date.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $501,000 and $1,907,000 for the years ended December 31, 2013 and 2012, respectively.

Inventory - Inventories consist of telecommunication equipment and is stated at the lower of cost (first-in, first-out method) or market. During the year ended December 31, 2012, the Company identified excess inventory of equipment and recorded an impairment of $35,000.

Certificate of Deposit - We hold a certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $1,022,000 and $1,301,000 for the year ended December 31, 2013 and 2012, respectively.  Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in 2010. Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.  During the quarter ended September 30, 2013, the Company made a strategic decision to limit the sale of web services to our enterprise sized customers.  As this change significantly impacted revenue in our Web Services segment, the Company determined that the change was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the goodwill exceeded its fair value. In accordance with the accounting guidance, the Company performed the two step goodwill impairment test and concluded that the goodwill related to CastleWave was impaired and recorded an impairment charge of $265,000.

Intangible Assets - Our intangible assets consist primarily of customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $123,000 and $73,000 for the years ended December 31, 2013 and 2012, respectively.

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

Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  We recognize revenue from our Web Services and Network Services segments on an accrual basis and revenue from our StoresOnline segment on a cash basis. Specifics by revenue category are as follows:

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

When we are unable to establish the selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes, and distribution channels.

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

Web and Telecommunications Services Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.We recognize revenue ratably over the applicable service period.

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

Cost of Revenue – Cost of revenue consists primarily of the cost of telecommunications equipment, services, and other products sold, credit card fees and salaries for fulfillment services.

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commission expense with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We deferred commission expense of $189,000 and $0 as of December 31, 2013 and December 31, 2012, respectively. We amortized commission expense of $13,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on net deferred tax assets, see Note 11.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2013 and 2012.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable for the twelve months ended December 31, 2013 and 2012.

Recently Adopted Accounting Guidance - In September 2011, the FASB issued ASU 2011-08 in connection with testing goodwill for impairment. The objective of this ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  Adoption of the new guidance had no impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for reporting periods beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2013 and 2012 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2013	2012

Net loss (in thousands)	$(4,963)	$(3,941)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,714,353	10,629,614
Weighted-average restricted shares held in escrow	-	(4,084)
Weighted-average basic shares outstanding	10,714,353	10,625,530
Diluted shares outstanding	10,714,353	10,625,530

Net loss per common share:
Basic	$(0.46)	$(0.37)
Diluted	$(0.46)	$(0.37)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 31, 2013 and 2012, the common stock equivalent shares were 2,130,239 and 1,738,860, respectively.

3.           Acquisition

PBX Holdings, LLC. Acquisition

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The aggregate purchase price of approximately $770,000 consisted of $300,000 of cash paid at closing and 38,516 shares of our common stock with an estimated fair value of approximately $107,000. The fair value of the issuance of common stock issued as consideration for PBX Central was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $363,000 of contingent consideration it estimates will be earned relating to an additional payment provision. The estimated additional payment obligation is comprised of approximately $87,000 of cash consideration and 115,385 shares of the Company’s common stock with an estimated value of approximately $276,000 at the time of the acquisition.  The Company’s consolidated financial statements include the results of operations of PBX Central from the date of acquisition and were accounted for as an acquisition of a business. The historical results of operations of PBX Central were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the PBX Central acquisition will not be amortized and will be tested for impairment at least annually.

During the third quarter of 2013, the Company completed the valuation of the intangible assets acquired.  The final assessment resulted in no changes to the amounts recorded.  The following table presents the final allocation of the purchase price for PBX Central (in thousands):

Consideration (including estimated unpaid contingent consideration):
Cash	$300
Common stock	107
Contingent consideration	363
Total consideration	$770

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and equipment	$7
Identifiable intangible assets	688
Total identifiable net assets	695
Goodwill	75
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

The cost approach was used to determine the fair value of the technology acquired from PBX Central.  The cost approach estimates the value of the intangible asset by quantifying the aggregate expenditures that would be required to replace the intangible asset.  Such expenditures include the developers’ time and materials.  The underlying assumption is that the cost to purchase or develop an asset is commensurate with the economic benefits the asset is expected to generate over its remaining economic life.  Management has estimated the cost to develop a similar product with current technology.  The key assumptions used in valuing the technology acquired are developers’ time and salary.

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

4.           Trade Receivables, net

Our trade receivables balance primarily consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars that we discontinued in July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2013	2012

Non-EPTA trade receivables	$688	$432
Conforming EPTAs	577	3,945
Non-Conforming EPTAs:
1 - 30 days	68	341
31 - 60 days	30	163
61 - 90 days	43	79
Gross trade receivables	1,406	4,960
Less allowance for doubtful accounts	(200)	(1,522)
Trade receivables, net	$1,206	$3,438
Current trade receivables, net	$1,090	$3,043
Long-term trade receivables, net	116	395
Trade receivables, net	$1,206	$3,438

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $1,027,000 and $3,939,000 of EPTAs during the years ended December 31, 2013 and 2012 respectively, of which, all had original contract terms of greater than one year.

5.           Equipment Financing Receivables

On April 1, 2012, we began renting our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.

Equipment finance receivables arising from the rental of our hosted equipment through sales-type leases, were as follows (in thousands):

	December 31,
	2013	2012

Gross financing receivables	$1,369	$283
Less unearned income	(877)	(159)
Financing receivables, net	492	124
Less: Current portion of finance receivables, net	(94)	(28)
Finance receivables due after one year	$398	$96

Equipment finance receivables are expected to be collected within the next thirty-six to sixty months.

6           Restructuring

During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT as the Company relocated the majority of its employees to its corporate office in Tempe, Arizona.  The impairment charge relates to remaining monthly payments of $112,454 through October 2013.  In calculating the impairment charge, the Company did not estimate sublease rental income based on high vacancy levels in the surrounding areas and past experience trying to sublease a portion of the space.  As of December 31, 2012, the Company recorded a lease abandonment accrual in the amount of $1,393,042, based on unpaid and remaining contractual payments under the operating lease agreement.  On March 29, 2013, the Company entered into a settlement with TCU in the amount of $787,000.  As a result, the Company released $606,000 of the lease abandonment accrual during the three months ended March 31, 2013.  The release of the lease accrual has been recorded in general and administrative expense.

7.           Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Software	$1,180	$1,228
Computers and office equipment	1,785	2,363
Land	877	877
Building	765	765
Building improvements	758	745
Leasehold improvements	8	18
Furniture and fixtures	124	194
Less accumulated depreciation and amortization	(3,302)	(3,018)
	$2,195	$3,172

8.           Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2013	2012
Customer relationships	$606	$98
Technical know-how	60	60
Non-compete	60	60
Developed technology	180	-
Less accumulated amortization
Customer relationships	(163)	(96)
Technical know-how	(60)	(58)
Non-compete	(60)	(58)
Developed technology	(52)	-
Total	$571	$6

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2013 (in thousands):

Year ending December 31,
2014	$195
2015	133
2016	71
2017	53
2018	39
Thereafter	80
Total	$571

9.           Fair Value Measurements

We have financial instruments as of December 31, 2013 and 2012 for which the fair value is summarized below (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$1,206	$1,190	$3,438	$3,383
Certificate of deposit	250	250	500	500
Liabilities:
Acquisition related contingent consideration	$51	$51	$-	$-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions and is considered Level 2 assets.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate and are considered Level 3 assets.

Liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2013 (in thousands). There were no assets or liabilities measured at fair value on a reccurring basis at December 31, 2012.

Description	As of December 31, 2013	Level 1	Level 2	Level 3

Liabilities:
Acquistion related contingent consideration	$51	$-	$-	$51

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

The progressions of the Company’s Level 3 instruments for the year ended December 31, 2013 are shown in the table below (in thousands):

Acquisition
Contingent Consideration
Balance as of December 31, 2012	$
Purchases, sales and settlements, net	87
Cash payments	(23)
Fair value adjustment	(13)
Transfers in and/or (out) of Level 3	-
Balance as of December 31, 2013	$51

10.           Stock-Based Compensation

       We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock, and other share-based awards of up to 6,120,239 shares to eligible employees, consultants, and directors. As of December 31, 2013, we had 3,990,000 shares remaining in the plans available to grant.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Share based compensation expense by financial statement line item:
Cost of revenue	$12	$34
Research and development	105	62
Selling and marketing	76	73
General and administrative	615	643
Total cost related to share-based compensation expense	$808	$812

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2013 and 2012, respectively.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2013 and 2012 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Weighted-average fair value of options granted	$1.13	$1.52
Expected volatility	59%	61%
Expected life (in years)	4.00	4.00
Risk-free interest rate	0.85%	0.81%
Expected dividend yield	0.00%	1.56%

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

The following table summarizes the stock option activity for all plans for the years ended December 31, 2013 and 2012:

			Weighted-Average	Aggregate
	Number of Shares	Weighted-Average	Remaining	Intrinsic Value
		Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2012	1,478,859	$5.85	8.3 years	$36
Granted	882,000	3.63
Exercised	(146,123)	3.40
Cancelled/forfeited	(475,876)	7.00
Outstanding at December 31, 2012	1,738,860	4.61	8.4 years	52
Granted	745,000	2.49
Exercised	(67,832)	2.69
Cancelled/forfeited	(285,789)	4.45
Outstanding at December 31, 2013	2,130,239	3.96	8.0 years	482
Shares vested and expected to vest	1,875,489	3.96	8.0 years	424
Exercisable as of December 31, 2013	1,080,589	4.67	7.3 years	113
Exercisable as of December 31, 2012	781,762	5.31	7.7 years	8

The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012, was $133,000 and $211,000 respectively.

As of December 31, 2013, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,320,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.5 years.

Restricted Stock

No shares of restricted stock were granted during the year ended December 31, 2013 or 2012.  The restricted stock has a three-year vesting period during which the recipient must remain employed with us or our subsidiaries and was fully vested during the year ended December 31, 2012. The following table summarizes the restricted stock activity for the year ended December 31, 2012:

Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock outstanding as of January 1, 2012	7,000	$6.89
Granted	-	-
Vested	(7,000)	6.89
Forfeited	-	-
Restricted stock outstanding as of December 31, 2012	-	$-

11.           Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012

Current income tax benefit:
Federal	$(259)	$(212)
State and local	59	49
Foreign	(57)	(49)

Current income tax benefit	$(257)	$(212)

There was no deferred income tax expense (benefit) for the years ended December 31, 2013 and 2012.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2013 and 2012 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
U.S. federal statutory income tax benefit	$(1,775)	$(1,413)
Increase (decrease) in income tax benefit resulting from:
State and local income tax benefit, net of federal effect	130	(117)
Change in the valuation allowance for net deferred income tax assets	1,551	1,385
Uncertain tax positions	(253)	(162)
Other, net	90	95

Income tax benefit	$(257)	$(212)

As of December 31, 2013 and 2012, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2013		As of December 31, 2012
	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$243	$-	$774	$-
Deferred revenue	293	-	171	-
Net operating loss carry-forwards	-	5,182	-	3,475
Foreign tax credits	-	892	-	892
Stock-based compensation	-	2,568	-	2,480
Property and equipment		223
Other	-	706	-	864
Subtotal	536	9,754	945	7,711
Valuation allowance	(512)	(9,327)	(903)	(7,385)
Total deferred income tax assets	24	244	42	326

Deferred income tax liabilities:
Property and equipment	-	-	-	(39)
Prepaid expenses and other	(268)	-	(145)	(184)
Total deferred income tax liabilities	(268)	-	(145)	(223)

Net deferred income tax assets (liabilities)	$(244)	$244	$(103)	$103

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

As of December 31, 2013, we had NOL, research and development, and foreign tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $13,219,000, $129,000 and $892,000 respectively.  The NOLs will begin to expire in 2020 through 2033, the research and development credits will begin to expire in 2019 through 2020, and the foreign tax credits will expire in 2017, if not utilized.

We also have state NOL and research and development credit carry-forwards of approximately $7,252,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our StoresOnline segment, the restructuring of the StoresOnline division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2013 and 2012; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $9,839,000 and $8,288,000 respectively.

The net change in our valuation allowance was an increase of $1,551,000 for the year ended December 31, 2013 and an increase of $1,223,000 for the year ended December 31, 2012.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2013 and 2012 were as follows (in thousands):

Balance as of January 1, 2012	$1,295
Reductions due to lapsed statute of limitations	(162)
Balance as of December 31, 2012	$1,133
Reductions due to lapsed statute of limitations	(242)
Balance as of December 31, 2013	$891

As of December 31, 2013, we had unrecognized tax benefits of $891,000, which if recognized, none would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $0 and $11,000 as of December 31, 2013 and 2012, respectively.

Our U.S. federal income tax returns for fiscal 2010 through 2013 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009.

12.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued wages and benefits	$473	$686
Accrued lease abondonment charge	-	1,393
Accrued legal costs	202	202
Other	420	729
Total	$1,095	$3,010

13.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2016. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2013, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2014	$126
2015	119
2016	93
Total	$338

Rental expense for the year ended December 31, 2013 and 2012, was approximately $119,000 and $2,417,000, respectively.  Rental expense for the year ended December 31, 2012 included $606,000 related to a lease abandonment accrual which was reversed during the year ended December 31, 2013.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

Years ending December 31,
	2014	2015	2016
Minimum rentals	$126	$119	$92
Less: Sublease rentals	(107)	(107)	(90)
Total	$19	$12	$2

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

On November 4, 2013, the Company received a motion for leave to file an amended complaint and a request for scheduling conference (including a request for extending discovery) in the case entitled INFORMATION TECHNOLOGY CUSTOMER CARE, INC., Plaintiff v STORESONLINE, INC., Defendant; filed in IN THE FOURTH DISTRICT COURT, UTAH COUNTY, and STATE OF UTAH Case No. 090401169. In the original Complaint, Plaintiff ITCCI claimed that StoresOnline breached a contract with ITCCI by improperly moving its Philippine support to a new support center.  ITCCI also alleged an action for tortious interference claiming that StoresOnline caused former employees of ITCCI to leave to work for that support center. There was also a claim for “civil conspiracy”.  The original Complaint sought actual and punitive damages.

The parties had completed discovery and filed various motions, including a motion for Summary Judgment by StoresOnline. The Company believes there was no evidence to support any of the claims raised by the Plaintiff, and that there was no contractual obligation which would have prohibited a change of support centers.

The Plaintiff has filed motions to substitute new counsel, amend its Complaint and re-open discovery. The allegations included in the proposed Amended Complaint are that former officers and executives of StoresOnline acted fraudulently and secretly to improperly move support centers. The Company strongly disputes the allegations against it under both the original Complaint and the proposed Amended Complaint.  Moreover, even if any of the allegations regarding former employees in the proposed Amended Complaint were true, the Company believes that it would have no liability for those alleged actions.

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

The Company vacated the premises in November 2012, and alleges it did so due to violations of TCU. The Company had notified TCU that the premises were not habitable and that TCU had violated the Companies rights regarding possession and was therefore vacating the premises.  As of December 31, 2012, the Company recorded a lease abandonment accrual in the amount of $1,393,042, based on unpaid and remaining contractual payments under the operating lease agreement.  On March 29, 2013, the Company entered into a settlement with TCU in the amount of $787,000.  As a result, the Company released $606,000 of the lease abandonment accrual during the three months ended March 31, 2013.  The release of the lease accrual has been recorded in general and administrative expense.

We have recorded liabilities of approximately $202,000 as of December 31, 2013 and 2012, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

14.           Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. We may make discretionary profit-sharing contributions. We began making contributions to the plan in July 2006. For the year ended December 31, 2013 and 2012, we contributed approximately $169,000 and $206,000 to the retirement savings plan, respectively.

15.           Segments

Management has chosen to organize the Company around differences based on its products and services.  Crexendo Web Services segment generates revenue from managing e-commerce or lead generation offerings, websites, search engine optimization/management and link-building services.  Crexendo Network Services segment generates revenue from selling hosted telecommunication services and broadband internet services. We believe that the StoresOnline segment will continue to generate revenue by offering businesses website hosting services.

The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline. Effective October 1, 2012, the Company changed its reporting segments to reflect the allocation of previously unallocated corporate expenses to each of the three operating segments. The Company revised its segment reporting to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been revised to conform to current year segment operating results presentation.

Segment revenue and income (loss) before tax provision was as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue:
Crexendo Network Services	$2,370	$805
Crexendo Web Services	2,050	2,505
StoresOnline	5,908	13,857
Consolidated revenue	$10,328	$17,167

Operating income (loss):
Crexendo Network Services	$(5,432)	$(5,377)
Crexendo Web Services	(2,344)	(5,291)
StoresOnline	2,031	4,553
Total operating loss	$(5,745)	$(6,115)
Other Income, net:
Crexendo Network Services	3	14
Crexendo Web Services	25	14
StoresOnline	497	1,934
Total other income, net	$525	$1,962
Income (loss)
Crexendo Network Services	(5,429)	(5,363)
Crexendo Web Services	(2,319)	(5,277)
StoresOnline	2,528	6,487
Total loss before income tax provision	$(5,220)	$(4,153)

16.           Subsequent Events

    On February 28, 2014, the Company entered into a Deed of Sale with SGM EXE, LLC., a Nevada limited liability company controlled by Steven G. Mihaylo, the Chairman of the Board, Chief Executive Officer and principal shareholder of the Company.  The land, building and furniture were sold for $2.0 million in cash.  On March 1, 2014, the Company entered into a sale leaseback agreement with SGM EXE, LLC. The Company has signed a three-year lease agreement, with the option to renew the lease at fair market value rates for two consecutive three-year terms.  During the initial three-year term, of the lease agreement the Company will pay the rent of Three Hundred Thousand Dollars ($300,000.00) per year to the Purchaser in shares of common stock of Crexendo, Inc.  The price per share for payment shall be Three Dollars ($3.00) per share.  The payment for the first three years shall be paid in advance. The Company has the option to pay rent expense for the subsequent renewal periods in stock or cash.  If stock, the number of shares is computed as the average of the last sale price for each business day for the thirty (30) days prior to the first day of the three year renewal term.

17.           Quarterly Financial Information (unaudited)

	Year ended December 31, 2013
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(In thousands, except per share data)
Revenues	$3,022	2,737	$2,428	$2,141
Cost of revenue	1,042	970	1,044	1,035
Selling and marketing	908	717	712	718
General and administrative (3)	1,438	1,852	1,745	1,935
Research and development	481	414	396	401
Goodwill impairment	-	-	265	-
Loss from operations	(847)	(1,216)	(1,734)	(1,948)
Total other income	212	120	98	95
Loss before income taxes	(635)	(1,096)	(1,636)	(1,853)
Income tax benefit (provision)	237	26	(23)	17
Net loss	$(398)	(1,070)	$(1,659)	$(1,836)

Basic net loss per common share (2)	$(0.03)	(0.10)	$(0.15)	$(0.17)
Diluted net loss per common share (2)	$(0.03)	(0.10)	$(0.15)	$(0.17)

	Year ended December 31, 2012 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In thousands, except per share data)
Revenues	$5,255	$4,914	$3,865	$3,133
Cost of revenue	1,421	1,298	1,233	1,140
Selling and marketing	933	984	987	1,073
General and administrative (1)	3,033	2,741	2,440	4,014
Research and development	594	505	420	466
Loss from operations	(726)	(614)	(1,215)	(3,560)
Total other income	770	510	419	263
Income (loss) before income taxes	44	(104)	(796)	(3,297)
Income tax benefit (provision)	153	(13)	(10)	82
Net income (loss)	$197	$(117)	$(806)	$(3,215)

Basic net income (loss) per common share (2)	$0.02	$(0.01)	$(0.08)	$(0.30)
Diluted net income (loss) per common share (2)	$0.02	$(0.01)	$(0.08)	$(0.30)

———————
(1)	During the year ended December 31, 2012, we recorded a $1,393,042 impairment charge related to the abandonment of office space under an operating lease in Orem, UT.

(2)
Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

(3)	During the year ended December 31, 2013, we entered into a settlement and released $606,000 of the lease abandonment accrual.

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2013 and 2012
(in thousands)

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
Year ended December 31, 2013
Allowance for doubtful accounts receivable	$1,522	$-	$(1,322)	$200
Deferred income tax asset valuation allowance	8,288	1,551	-	9,839
Year ended December 31, 2012
Allowance for doubtful accounts receivable	$5,461	$-	$(3,939)	$1,522
Deferred income tax asset valuation allowance	6,903	1,385	-	8,288

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee.

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

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics is available at our website at www.crexendo.com.

.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.	The Financial Statement Schedule on page 56 of this Annual Report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated February 280, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	10-Q	5/6/08	10.1
10.7	Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 4, 2014	By:	/s/ Steven G Mihaylo
Steven G Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2014	By:	/s/ Steven G Mihaylo
Steven G Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 4, 2014	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 4, 2014	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 4, 2014	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 4, 2014	By:	/s/ David Williams
David Williams Director

Date: March 4, 2014	By:	/s/ Anil Puri
Anil Puri Director