Form 10-Q
period 2014-03-31
Crexendo, Inc.
filed 2014-05-07
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 11,161,723.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets

Current Assets:
Cash and cash equivalents	$3,825	$3,076
Restricted cash	484	487
Trade receivables, net of allowance of doubtful accounts of $95
as of March 31, 2014 and $163 as of December 31, 2013	750	1,090
Inventories	146	217
Equipment financing receivables	114	94
Income taxes receivable	55	55
Prepaid expenses and other	987	620
Total Current Assets	6,361	5,639

Certificate of deposit	251	250
Long-term trade receivables, net of allowance of doubtful accounts of $23
as of March 31, 2014 and $37 as of December 31, 2013	97	116
Long-term equipment financing receivables	426	398
Property and equipment, net	298	2,195
Deferred income tax assets, net	244	244
Intangible assets	522	571
Goodwill	75	75
Long-term prepaid rent	617	-
Other long-term assets	93	119
Total Assets	$8,984	$9,607

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$80	$201
Accrued expenses and other	1,132	1,095
Deferred income tax liability	244	244
Deferred revenue, current portion	885	1,199
Contingent consideration	31	51
Total Current Liabilities	2,372	2,790

Deferred revenue, net of current portion	97	116
Other long-term liabilities	273	-
Total Liabilities	2,742	2,906

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 25,000,000 shares; 11,142,197 shares outstanding as of March 31, 2014 and 10,801,315 shares outstanding
as of December 31, 2013	11	11
Additional paid-in capital	52,244	50,998
Contingent consideration	125	198
Accumulated deficit	(46,138)	(44,506)
Total Stockholders' Equity	6,242	6,701
Total Liabilities and Stockholders' Equity	$8,984	$9,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$2,072	$3,022

Operating expenses:
Cost of revenue	930	1,042
Selling and marketing	653	908
General and administrative	1,750	1,438
Research and development	414	481
Total operating expenses	3,747	3,869

Loss from operations	(1,675)	(847)

Other income (expense):
Interest income	48	219
Other income (expense), net	29	(7)
Total other income, net	77	212

Loss before income tax provision	(1,598)	(635)

Income tax (provision) benefit	(34)	237
Net loss	$(1,632)	$(398)

Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Weighted average common shares outstanding:
Basic	10,912,334	10,669,513
Diluted	10,912,334	10,669,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
 For the Three Months Ended March 31, 2014
(In thousands, except share data)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2014	10,801,315	$11	$50,998	$198	$(44,506)	$6,701
Expense for stock options granted to employees	-	-	164	-	-	164
Common stock issued upon exercise of options	17,394	-	43	-	-	43
Issuance of common stock for rent	300,000	-	966	-	-	966
Issuance of common stock from contingent
consideration	23,488	-	73	(73)	-	-
Net loss	-	-	-	-	(1,632)	(1,632)
Balance, March 31, 2014	11,142,197	$11	$52,244	$125	$(46,138)	$6,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,632)	$(398)
Adjustments to reconcile net loss to net cash used in
operating activities:
Release of lease abandonment	-	(606)
Depreciation and amortization	226	317
Amortization of prepaid rent	27	-
Amortization of deferred gain	(8)	-
Share-based compensation	164	230
Gain on disposal of property and equipment	(1)	-
Change in uncertain tax positions	-	(253)
Changes in assets and liabilities:
Trade receivables	359	1,242
Equipment financing receivables	(48)	(51)
Inventories	71	57
Income taxes receivable	-	358
Prepaid expenses and other	(45)	(107)
Other long-term assets	26	6
Accounts payable, accrued expenses and other	(84)	(1,344)
Deferred revenue	(333)	(1,269)
Net cash used in operating activities	(1,278)	(1,818)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(55)
Sale of property and equipment	2,002	1
Release of restricted cash	3	-
Purchase of certificate of deposit	(1)	-
Net cash provided by (used in) investing activities	2,004	(54)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	43	3
Payments made on contingent consideration	(20)	(6)
Net cash provided by (used in) financing activities	23	(3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	749	(1,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,076	7,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,825	$5,565

Supplemental disclosure of cash flow information:
Cash (paid) received during the period:
Income taxes, net	$(11)	$342
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$-	$6
Prepayment of rent with common stock	$966	$-

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

The Company has transformed into a start-up telecom company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $3.8 million and the collection of the remaining $374,000 of accounts receivable from our former StoresOnline business. However, in the event that any factors impacting future cash flows fall below management's expectations, the Company would be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in February of 2014 that the CEO would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015.  Accordingly, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

 Basis of Presentation – These unaudited condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., StoresOnline International Canada, Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., Crexendo India Limited, and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash – We classified $484,000 and $487,000 as restricted cash as of March 31, 2014 and December 31, 2013, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirements of our merchant accounts, and purchasing card agreements.  As of March 31, 2014, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $484,000.

Trade Receivables – We have historically offered to our StoresOnline customers the option to finance, typically through 24-and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24-and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $48,000 and $219,000 in interest income for the three months ended March 31, 2014 and 2013, respectively.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to twenty years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $177,000 and $311,000 for the three months ended March 31, 2014 and 2013, respectively. Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of CastleWave and PBX Central, which include customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $49,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively.

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include inventory valuation and obsolescence, intangible assets, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, recoverability of long-lived assets and valuation of contingent consideration.  Actual results may differ from our current estimates and those differences may be material.

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

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commission expense with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  Deferred sales commissions were as follows:

	March 31,	December 31,
	2014	2013
Deferred sales commissions	$211,000	$189,000
Accumulated amortization	(28,000)	(13,000)
Deferred sales commissions, net	$183,000	$176,000

We amortized commission expense of $15,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three months ended March 31, 2014 and 2013.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable for the three months ended March 31, 2014 and 2013.

 (2)           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three months ended March 31, 2014 and 2013 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2014	2013

Net loss (in thousands)	$(1,632)	$(398)

Weighted-average share reconciliation:
Weighted-average shares outstanding	10,912,334	10,669,513
Weighted-average restricted shares held in escrow	-	-
Weighted-average basic shares outstanding	10,912,334	10,669,513
Dilutive employee stock options	-	-
Dilutive restricted shares held in escrow	-	-
Diluted shares outstanding	10,912,334	10,669,513
Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2014 and 2013, the common stock equivalent shares were 2,394,312 and 2,285,620, respectively.

 (3)            Trade Receivables, net

Our trade receivables balance consists of the residual Extended Payment Term Agreements (EPTAs) sold through our workshop seminars that we discontinued in July 2011 and receivables from the Crexendo Network Services and Crexendo Web Services segments.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2014	2013
Non-EPTA trade receivables	$503	$688
Conforming EPTAs	378	577
Non-Conforming EPTAs:
1 - 30 days	36	68
31 - 60 days	30	30
61 - 90 days	18	43
Gross trade receivables	965	1,406
Less allowance for doubtful accounts	(118)	(200)
Trade receivables, net	$847	$1,206

Current trade receivables, net	$750	$1,090
Long-term trade receivables, net	97	116
Trade receivables, net	$847	$1,206

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $74,000 of EPTAs during the three months ended March 31, 2014 and $1,027,000 during the year ended December 31, 2013, of which, all had original contract terms of greater than one year.

(4)           Equipment Financing Receivables

       We rent our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Gross financing receivables	$1,489	$1,369
Less: unearned income	(949)	(877)
Financing receivables, net	540	492
Less: current portion of finance receivables, net	(114)	(94)
Finance receivables due after one year	$426	$398

           Equipment finance receivables are expected to be collected within the next thirty-six to sixty months.

(5)	Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was (2.1)%  and 37.4%, respectively, which resulted in an income tax (provision) benefit of $(34,000) and $237,000, respectively.  The tax provision for the three months ended March 31, 2014 was due to state tax payments made with extensions filed.  The benefit for the three months ended March 31, 2013 was primarily due to the statute of limitations expiring on two uncertain tax positions.

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

(6)           Fair Value Measurements

We have financial instruments as of March 31, 2014 and December 31, 2013 for which the fair value is summarized below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$847	$879	$1,206	$1,190
Certificate of deposit	251	251	250	250
Liabilities:
Acquisition related contingent consideration	$31	$31	$51	$51

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate.

Liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2014 and December 31, 2013, respectively (in thousands).

		Fair value measurement at reporting date
Description	As of March 31, 2014	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$31	$-	$-	$31

		Fair value measurement at reporting date
Description	As of December 31, 2013	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$51	$-	$-	$51

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended March 31, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2013	$51
Cash payments	(20)
Balance at March 31, 2014	$31

(7)	Commitments and Contingencies

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

We have recorded liabilities of approximately $193,000 and $202,000 as of March 31, 2014 and December 31, 2013, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona for $2.0 million in cash (Note 10).  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of March 31, 2014, is as follows:

Prepaid rent, current	$322,000
Long-term prepaid rent	617,000
Total prepaid rent, net	$939,000

Rent expense incurred on the sale-leaseback, including the effects of the deferred gain amortization, during the three months ended March 31, 2014 and 2013 was $19,000 and $0, respectively.

(8)	Segments

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

The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Crexendo Network Services	$955	$385
Crexendo Web Services	252	533
StoresOnline	865	2,104
Consolidated revenue	2,072	3,022

Income (loss) from Operations:
Crexendo Network Services	(1,508)	(1,234)
Crexendo Web Services	(226)	(629)
StoresOnline	59	1,016
Total operating loss	(1,675)	(847)
Other Income, net:
Crexendo Network Services	20	3
Crexendo Web Services	6	3
StoresOnline	51	206
Total other income	77	212
Income (loss) before income tax provision:
Crexendo Network Services	(1,488)	(1,231)
Crexendo Web Services	(220)	(626)
StoresOnline	110	1,222
Loss before income tax provision	$(1,598)	$(635)

(9) Business Acquisition

PBX Holdings, LLC. Acquisition

On June 4, 2013, we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The aggregate purchase price of approximately $770,000 consisted of $300,000 of cash paid at closing and 38,516 shares of our common stock with an estimated fair value of approximately $107,000. The fair value of the issuance of common stock issued as consideration for PBX Central was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $363,000 of contingent consideration it estimates will be earned relating to an additional payment provision. The estimated additional payment obligation is comprised of approximately $87,000 of cash consideration and 115,385 shares of the Company’s common stock with an estimated value of approximately $276,000 at the time of the acquisition.  The Company’s consolidated financial statements include the results of operations of PBX Central from the date of acquisition. The historical results of operations of PBX Central were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the PBX Central acquisition will not be amortized and will be tested for impairment at least annually.

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

The cost approach was used to determine the fair value of the technology acquired from PBX Central.  The cost approach estimates the value of the intangible asset by quantifying the aggregate expenditures that would be required to replace the intangible asset.  Such expenditures include the developers’ time and materials.  The underlying assumption is that the cost to purchase or develop an asset is commensurate with the economic benefits the asset is expected to generate over its remaining economic life.  Management has estimated the cost to develop a similar product with current technology.  The key assumption used in valuing the technology acquired is developers’ time.

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

(10)           Related Party Transactions

On February 28, 2014, the Company entered into a Deed of Sale with SGM EXE, LLC, a Nevada limited liability company controlled by Steven G. Mihaylo, the Chairman of the Board, Chief Executive Officer and principal shareholder of the Company.  The land, building and furniture of the corporate headquarters were sold for $2.0 million in cash, which resulted in a deferred gain on sale of disposal of $281,000.

On March 1, 2014, the Company entered into a sale-leaseback agreement with SGM EXE, LLC.  The Company has signed a three-year lease agreement, with the option to renew the lease at fair market value rates for two consecutive three-year terms.  The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years. The Company has the option to pay rent expense for the subsequent renewal periods in stock or cash.  If stock, the number of shares is computed as the average of the last sale price for each business day for the thirty (30) days prior to the first day of the three year renewal term.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2013 Form 10-K and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Hosted Website Services - Our website hosting services allows businesses and entrepreneurs to host their websites in our data center for a monthly fee.

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

Our Hosted Telecommunications technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:

●	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons, and lower end Monochrome 2 Line wall mountable device

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

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile phone as if they were in the office. It also provides users instant access to visual voicemail and call logs

●	End User Portal and Unified Messaging with Voicemail, Call Recording, and eFax inbox

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$2,072	$3,022
Loss before income taxes	(1,598)	(635)
Income tax (provision) benefit	(34)	237
Net loss	(1,632)	398
Basic net loss per share	$(0.15)	$(0.04)
Diluted net loss per share	$(0.15)	$(0.04)

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue

Total revenue decreased 31% or $950,000, to $2,072,000 for the three months ended March 31, 2014 as compared to $3,022,000 for the three months ended March 31, 2013. Crexendo Network Services segment revenue increased 148% or $570,000, to $955,000 for the three months ended March 31, 2014 as compared to $385,000 for the three months ended March 31, 2013.  Crexendo Web Services segment revenue decreased 53% or $281,000, to $252,000 for the three months ended March 31, 2014 as compared to $533,000 for the three months ended March 31, 2013.  StoresOnline segment revenue decreased 59% or $1,239,000, to $865,000 for the three months ended March 31, 2014, as compared to $2,104,000 for the three months ended March 31, 2013.

Loss Before Income Taxes

Loss before income tax increased $963,000, to $1,598,000 for the three months ended March 31, 2014 as compared to loss before income tax of $635,000 for the three months ended March 31, 2013.  The increase in loss before income tax is primarily due to the decrease in revenue of 31% or $950,000, to $2,072,000 for the three months ended March 31, 2014 as compared to $3,022,000 for the three months ending March 31, 2013.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2014 and 2013 was (2.1)% and 37.4%, respectively, which resulted in a (provision) benefit for income taxes of $(34,000) and $237,000, respectively.

Segment Operating Results

The Company has three operating segments, which consist of Crexendo Network Services, Crexendo Web Services, and StoresOnline. The information below is organized in accordance with our three reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of our Crexendo Network Services segment (in thousands):

	Three Months Ended March 31,
	2014	2013
Crexendo Network Services
Revenue	$955	$385
Operating expenses:
Cost of revenue	663	448
Research and development	245	291
Selling and marketing	618	522
General and administrative	937	358
Operating loss	(1,508)	(1,234)
Other Income	20	3
Loss before taxes	$(1,488)	$(1,231)

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue

Crexendo Network Services total segment revenue increased 148% or $570,000, to $955,000 for the three months ended March 31, 2014 as compared to $385,000 for the three months ended March 31, 2013.  Equipment sales, including sales of equipment under sales-type leases, increased 113% or $131,000, to $247,000 for the three months ended March 31, 2014 as compared to $116,000 for the three months ended March 31, 2013.  Interest revenue associated with the sales-type leases increased 259% or $70,000, to $97,000 for the three months ended March 31, 2014 as compared to $27,000 for the three months ended March 31, 2013.  Revenue from recurring and one-time services increased 152% or $369,000 to $611,000 for the three months ended March 31, 2014 as compared to $242,000 for the three months ended March 31, 2013.  A substantial portion of Crexendo Network Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Crexendo Network Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at March 31, 2014 and 2013.

Below is a table which displays the Crexendo Network Services segment revenue backlog as of January 1, 2014 and 2013, and March 31, 2014 and 2013, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Crexendo Network Services backlog as of January 1, 2014	$7,019
Crexendo Network Services backlog as of March 31, 2014	$7,152

Crexendo Network Services backlog as of January 1, 2013	$2,374
Crexendo Network Services backlog as of March 31, 2013	$3,451

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 48% or $215,000, to $663,000 for the three months ended March 31, 2014 as compared to $448,000 for the three months ended March 31, 2013.  The increase in cost of revenue was primarily due to an increase in product cost of $78,000 and customer support costs of $86,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $32,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our hosted telecommunications products and features.  Research and development expenses decreased 16% or $46,000, to $245,000 for the three months ended March 31, 2014 as compared to $291,000 for the three months ended March 31, 2013.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses increased 18% or $96,000, to $618,000 for the three months ended March 31, 2014 as compared to $522,000 for the three months ended March 31, 2013.  The increase was due to a greater percentage of selling and marketing costs allocated to the network services segment as bookings increased.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives and administrative personnel, legal services, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 162% or $579,000, to $937,000 for the three months ended March 31, 2014 as compared to $358,000 for the three months ended March 31, 2013.  The increase in general and administrative expenses for the three months ended March 31, 2014 was primarily due to more of an allocation of corporate general and administrative expenses due to the 148% increase in revenue in this segment for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating Results of Crexendo Web Services segment (in thousands):

	Three Months Ended March 31,
	2014	2013
Crexendo Web Services
Revenue	$252	$533
Operating Expenses:
Cost of revenue	202	389
Selling and marketing	32	374
General and administrative	244	399
Operating loss	(226)	(629)
Other income	6	3
Loss before taxes	$(220)	$(626)

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue

Crexendo Web Services segment revenue decreased 53% or $281,000, to $252,000 for the three months ended March 31, 2014 as compared to $533,000 for the three months ended March 31, 2013.  The decrease in revenue is primarily related to our shift in focus to only providing web services to enterprise-sized customers.  We expect web services revenue to decrease as we complete existing contractual obligations.  Revenue from Crexendo Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Crexendo Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Crexendo Web Services segment revenue backlog as of January 1, 2014 and 2013, and March 31, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Crexendo Web Services backlog as of January 1, 2014	$553
Crexendo Web Services backlog as of March 31, 2014	$208

Crexendo Web Services backlog as of January 1, 2013	$1,135
Crexendo Web Services backlog as of March 31, 2013	$1,329

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web services.  Cost of revenue decreased 48% or $187,000, to $202,000 for the three months ended March 31, 2014 as compared to $389,000 for the three months ended March 31, 2013. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service for the Crexendo Web Services segment.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 91% or $342,000, to $32,000 for the three months ended March 31, 2014 as compared to $374,000 for the three months ended March 31, 2013.  This decrease was primarily attributable to the decrease in allocated salaries and benefits based on reduced bookings.  Additionally, our direct sales representatives have been reduced from 18 at March 31, 2013 to 9 at March 31, 2014.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives and administrative personnel, legal services, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 39% or $155,000, to $244,000 for the three months ended March 31, 2014 as compared to $399,000 for the three months ended March 31, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 53% reduction in revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Operating Results of StoresOnline (in thousands):

	Three Months Ended March 31,
	2014	2013
StoresOnline
Revenue	$865	$2,104
Operating expenses:
Cost of revenue	65	205
Research and development	169	190
Selling and marketing	3	12
General and administrative	569	681
Operating income	59	1,016
Other income	51	206
Income before taxes	$110	$1,222

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue

StoresOnline segment revenue decreased 59% or $1,239,000, to $865,000 for the three months ended March 31, 2014 as compared to $2,104,000 for the three months ended March 31, 2013.

Following our decision to suspend our direct mail seminar sales in July 2011, revenue from our StoresOnline segment has been generated primarily through principal amounts collected on historical sales of StoresOnline products and services sold through EPTAs, and through hosting revenue.  Fees for our StoresOnline products and services sold under EPTAs are recognized as revenue as cash payments are received from the customer and not at the time of sale.

Revenue related to cash collected under EPTA agreements decreased 77% or $1,075,000, to $320,000 for the three months ended March 31, 2014 as compared to $1,395,000 for the three months ended March 31, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2014 and 2013 (in thousands):

StoresOnline deferred revenue as of January 1, 2014	$545
Cash collected on principal of EPTA contracts	(320)
Adjustments of EPTA deferred revenue	149
StoresOnline deferred revenue as of March 31, 2014	$374

StoresOnline deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(1,395)
Adjustments of EPTA deferred revenue	2
StoresOnline deferred revenue as of March 31, 2013	$1,780

Hosting revenue decreased 27% or $134,000, to $505,000 for the three months ended March 31, 2014 as compared to $639,000 for the three months ended March 31, 2013.  The decrease in hosting revenue was primarily due to attrition in the StoresOnline customer base since July 2011, as a result of the suspension of the direct mail seminar sales channel.

 Cost of Revenue

Cost of revenue consists primarily of credit card fees and customer support costs. Cost of revenue decreased 68% or $140,000, to $65,000 for the three months ended March 31, 2014 as compared to $205,000 for the three months ended March 31, 2013.   The decrease in cost of revenue was primarily due to a reduction in fees as the number of processed transactions decreases.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the maintenance and development of our StoresOnline products.  Research and development expenses decreased 11% or $21,000, to $169,000 for the three months ended March 31, 2014 as compared to $190,000 for the three months ended March 31, 2013. The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department.

Selling and Marketing

Selling and marketing expenses consist of salaries and related expenses for sales and marketing activities associated with our inside sales group. Selling and marketing expenses decreased 75% or $9,000, to $3,000 for the three months ended March 31, 2014 as compared to $12,000 for the three months ended March 31, 2013.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives and administrative personnel, legal services, rent, accounting and other professional services, finance company service fees, and other general corporate expenses. General and administrative expenses decreased 16% or $112,000, to $569,000 for the three months ended March 31, 2014 as compared to $681,000 for the three months ended March 31, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 59% reduction in revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate.  Other income decreased 75% or $155,000, to $51,000 for the three months ended March 31, 2014 as compared to $206,000 for the three months ended March 31, 2013.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $374,000 as of March 31, 2014 compared to $1,780,000 at March 31, 2013.

Liquidity and Capital Resources

In July 2011, we announced the suspension of our direct mail seminar sales channel in our StoresOnline segment. Accordingly, the Company has transformed into a start-up telecom company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $3.8 million, and the collection of the remaining $374,000 of accounts receivable from our former StoresOnline business. However, in the event that any factors impacting future cash flows fall below management's expectations, the Company would be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in February of 2014 that the CEO would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015.  Accordingly the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital increased 40% or $1,140,000, to $3,989,000 as of March 31, 2014 as compared to $2,849,000 for the year ended December 31, 2013.  Working capital, excluding deferred revenue, increased 20% or $826,000, to $4,874,000 as of March 31, 2014 as compared to $4,048,000 as of December 31, 2013. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The increase in working capital excluding deferred revenue is primarily attributable to the infusion of cash related to the sale of the corporate office facility for $2.0 million, and the prepayment of rent on the corporate headquarters with common stock (Note 10).

Cash and Cash Equivalents

Cash and cash equivalents increased 24% or $749,000, to $3,825,000 at March 31, 2014 as compared to $3,076,000 as of December 31, 2013. During the three months ended March 31, 2014, we used $1,278,000 in cash for operating activities, investing activities provided $2,004,000 from the sale-leaseback of our corporate office facility, and financing activities provided $23,000 from stock option exercises.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 30% or $359,000, to $847,000 at March 31, 2014 as compared to $1,206,000 at December 31, 2013. Long-term trade receivables, net of allowance for doubtful accounts, decreased 16% or $19,000, to $97,000 at March 31, 2014 as compared to $116,000 at December 31, 2013. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at March 31, 2014 is primarily related to cash collections of EPTA agreements of $320,000.

Accounts Payable

Accounts payable decreased 60% or $121,000, to $80,000 at March 31, 2014 as compared to $201,000 at December 31, 2013.  Our accounts payable as of March 31, 2014 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 7% or $459,000, to $6,242,000 at March 31, 2014 as compared to $6,701,000 at December 31, 2013. The significant changes in stockholders’ equity during the three months ended March 31, 2014 included an increase of additional paid-in capital of $164,000 for options granted, $43,000 in proceeds from stock option exercises, and $966,000 for issuance of common stock related to the prepayment of rent on the corporate headquarters (Note 10).  Offsetting these additions was a net loss of $1,632,000 for the three month period ending March 31, 2014.

Off Balance Sheet Arrangements

As of March 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2013 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.    Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2013 Form 10-K.

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

Crexendo, Inc.

May 6, 2014	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 6, 2014	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer