Form 10-Q
period 2014-06-30
Crexendo, Inc.
filed 2014-08-06
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 11,202,244.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets

Current Assets:
Cash and cash equivalents	$2,677	$3,076
Restricted cash	482	487
Trade receivables, net of allowance of doubtful accounts of $58
as of June 30, 2014 and $163 as of December 31, 2013	651	1,090
Inventories	115	217
Equipment financing receivables	141	94
Income taxes receivable	43	55
Prepaid expenses and other	1,050	620
Total Current Assets	5,159	5,639

Certificate of deposit	251	250
Long-term trade receivables, net of allowance of doubtful accounts of $13
as of June 30, 2014 and $37 as of December 31, 2013	94	116
Long-term equipment financing receivables	473	398
Property and equipment, net	189	2,195
Deferred income tax assets, net	244	244
Intangible assets	820	571
Goodwill	272	75
Long-term prepaid rent	537	-
Other long-term assets	43	119
Total Assets	$8,082	$9,607

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$27	$201
Accrued expenses and other	1,318	1,095
Deferred income tax liability	244	244
Deferred revenue, current portion	776	1,199
Contingent consideration	228	51
Total Current Liabilities	2,593	2,790

Deferred revenue, net of current portion	94	116
Other long-term liabilities	249	-
Total Liabilities	2,936	2,906

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 100,000,000 shares; 11,202,244 shares outstanding as of June 30, 2014 and 10,801,315 shares outstanding
as of December 31, 2013	11	11
Additional paid-in capital	52,708	50,998
Contingent consideration	59	198
Accumulated deficit	(47,632)	(44,506)
Total Stockholders' Equity	5,146	6,701
Total Liabilities and Stockholders' Equity	$8,082	$9,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$1,808	$2,737	$3,880	$5,759

Operating expenses:
Cost of revenue	884	970	1,814	2,012
Selling and marketing	504	717	1,157	1,625
General and administrative	1,548	1,852	3,298	3,290
Research and development	435	414	849	895
Total operating expenses	3,371	3,953	7,118	7,822

Loss from operations	(1,563)	(1,216)	(3,238)	(2,063)

Other income (expense):
Interest income	37	146	85	365
Other income (expense), net	45	(26)	74	(33)
Total other income, net	82	120	159	332

Loss before income tax provision	(1,481)	(1,096)	(3,079)	(1,731)

Income tax benefit (provision)	(13)	26	(47)	263

Net loss	$(1,494)	$(1,070)	$(3,126)	$(1,468)

Net loss per common share:
Basic	$(0.13)	$(0.10)	$(0.28)	$(0.14)
Diluted	$(0.13)	$(0.10)	$(0.28)	$(0.14)

Weighted average common shares outstanding:
Basic	11,173,762	10,682,393	11,043,770	10,675,990
Diluted	11,173,762	10,682,393	11,043,770	10,675,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
 For the Six Months Ended June 30, 2014
(In thousands, except share data)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2014	10,801,315	$11	$50,998	$198	$(44,506)	$6,701
Expense for stock options granted to employees	-	-	429	-	-	429
Issuance of common stock for rent	300,000	-	966	-	-	966
Common stock issued upon exercise of options	17,394	-	42	-	-	42
Issuance of common stock for business acquisition	40,521	-	134	-	-	134
Issuance of common stock from contingent consideration	43,014	-	139	(139)	-	-
Net loss	-	-	-	-	(3,126)	(3,126)
Balance, June 30, 2014	11,202,244	$11	$52,708	$59	$(47,632)	$5,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,126)	$(1,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Lease abandonment	-	(606)
Depreciation and amortization	393	598
Expense for stock options issued to employees	429	430
Change in uncertain tax positions	-	(253)
Gain on disposal of property and equipment	(1)	-
Amortization of deferred gain	(32)	-
Change in fair value of contingent consideration	3	-
Changes in assets and liabilities:
Trade receivables	461	1,945
Equipment financing receivables	(121)	(123)
Inventories	102	40
Income taxes receivable	12	371
Prepaid expenses and other	(108)	(177)
Non-cash amortization of prepaid rent	107	-
Other long-term assets	76	2
Accounts payable, accrued expenses and other	38	(1,202)
Deferred revenue	(445)	(1,960)
Net cash used in operating activities	(2,212)	(2,403)
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificate of deposit	-	250
Release of restricted cash	5	-
Acquisition of property and equipment	(3)	(60)
Sale of property and equipment	2,002	-
Acquisition of PBX Central	-	(300)
Acquisition of One Stop Voice	(195)	-
Purchase of long-term investment	(1)	-
Net cash provided by (used for) investing activities	1,808	(110)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	42	3
Payments made on contingent consideration	(37)	-
Net cash provided by financing activities	5	3

NET DECREASE IN CASH AND CASH EQUIVALENTS	(399)	(2,510)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,076	7,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,677	$4,930

Supplemental disclosure of cash flow information:
Cash received during the period:
Income taxes	$11	$382
Supplemental disclosure of non-cash investing and financing information:
Business acquisition with stock (Note 9)	$134	$107
Contingent consideration related to acquisition (Note 9)	$211	$363
Prepayment of rent with common stock	$966	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides web hosting, hosted telecom services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecom Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months primarily using our cash and cash equivalents of $2,677,000. However, in the event that any factors impacting future cash flows fall below management's expectations, the Company would be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in July 2014 that he would provide the necessary level of financial support to enable the Company to pay its debts as they become due through November 15, 2015.  Accordingly, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

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

Restricted Cash – We classified $482,000 and $487,000 as restricted cash as of June 30, 2014 and December 31, 2013, respectively.  Cash is restricted for state licensing letters of credit, compensating balance requirements of our merchant accounts, and purchasing card agreements.  As of June 30, 2014, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $482,000.

Trade Receivables – We have historically offered to our StoresOnline customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our Web Services segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.

Allowance for Doubtful Accounts – For sales made through EPTA contracts, we record an allowance for doubtful accounts each reporting period based on the Company’s ongoing assessment of collectability. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts related to our EPTA contracts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.  For sales made in our Hosted Telecom Services and Web Services segments, the allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $37,000 and $146,000 for the three months ended June 30, 2014 and 2013, respectively.  We recognized $85,000 and $365,000 for the six months ended June 30, 2014 and 2013, respectively.

Inventory - Telecommunication equipment inventory is stated at the lower of cost (first-in, first-out method) or market. In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $250,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the condensed consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $167,000 and $317,000 for the three months ended June 30, 2014 and 2013, respectively and $393,000 and $598,000 for the six months ended June 30, 2014 and 2013, respectively. Depreciable lives by asset group are as follows:

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

Goodwill –Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013 and $197,000 in connection with the acquisition of One Stop Voice (OSV), on June 1, 2014. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV, which include customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $56,000 and $17,000 for the three months ended June 30, 2014 and 2013, respectively, and $104,000 and $24,000 for the six months ended June 30, 2014 and 2013, respectively.

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include inventory valuation and obsolescence, valuation of goodwill and intangible assets in connection with business acquisitions, allowances for doubtful accounts, sales returns and allowances, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  We recognize revenue from our Hosted Telecom Services and Web Services segments on an accrual basis, with the exception of our EPTA cash receipts which are recognized on a cash basis.  Specifics to revenue category are as follows:

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

Equipment Sales and Financing Revenue - Fees generated from the sale of telecommunications equipment are recognized when the devices are installed and hosted telecom services begin.

Fees generated from renting our hosted telecom equipment (IP or cloud telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned.  Revenue from operating leases in recognized ratably over the applicable service period.

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

	June 30,	December 31,
	2014	2013
Deferred sales commissions	$259,000	$189,000
Accumulated amortization	(61,000)	(13,000)
Deferred sales commissions, net	$198,000	$176,000

We amortized commission expense of $33,000 and $1,000 for the three months ended June 30, 2014 and 2013, respectively. We amortized commission expense of $48,000 and $1,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Financial Instruments - The carrying values of trade receivables, certificates of deposit, and equipment financing receivables approximate their fair values due to either the short maturity of the instruments or the recent date of the initial transaction.

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

Stock-Based Compensation - For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  Equity classified awards include the issuance of stock options.

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three and six months ended June 30, 2014 and 2013.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services. Research and development expenses are allocated to Hosted Telecommunications Services and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Hosted Telecommunications Services and Web Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to all two segments based on revenue recognized for each segment.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable for the three and six months ended June 30, 2014 and 2013.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

 (2)           Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three and six months ended June 30, 2014 and 2013 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss (in thousands)	$(1,494)	$(1,070)	$(3,126)	$(1,468)

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,173,762	10,682,393	11,043,770	10,675,990
Weighted-average basic shares outstanding	11,173,762	10,682,393	11,043,770	10,675,990
Dilutive employee stock options	-	-	-	-
Diluted shares outstanding	11,173,762	10,682,393	11,043,770	10,675,990
Net (loss) income per common share:
Basic	$(0.13)	$(0.10)	$(0.28)	$(0.14)
Diluted	$(0.13)	$(0.10)	$(0.28)	$(0.14)

Outstanding stock options are not included in the computation of diluted loss per share because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At June 30, 2014 and 2013, the outstanding stock options were 2,310,890 and 2,300,571, respectively.

 (3)            Trade Receivables, net

Our trade receivables balance consists of the residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011 and traditional trade receivables.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2014	2013
Non-EPTA trade receivables	$492	$688
Conforming EPTAs	289	577
Non-Conforming EPTAs:
1 - 30 days	15	68
31 - 60 days	10	30
61 - 90 days	10	43
Gross trade receivables	816	1,406
Less allowance for doubtful accounts	(71)	(200)
Trade receivables, net	$745	$1,206

Current trade receivables, net	$651	$1,090
Long-term trade receivables, net	94	116
Trade receivables, net	$745	$1,206

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $46,000 of EPTAs during the six months ended June 30, 2014 and $1,027,000 during the year ended December 31, 2013, of which, all had original contract terms of greater than one year.

(4)           Equipment Financing Receivables

We rent our hosted telecom equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables arising from the rental of our hosted telecom equipment through sales-type leases were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Gross financing receivables	$1,665	$1,369
Less unearned income	(1,051)	(877)
Financing receivables, net	614	492
Less: Current portion of finance receivables, net	(141)	(94)
Finance receivables due after one year	$473	$398

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

(5)          Income Taxes

Our effective tax rate for the three and six months ended June 30, 2014 was (0.9)% and (1.5)%, respectively, which resulted in a provision for income taxes of $13,000 and $47,000 respectively, The benefit for the six months ended June 30, 2014 was primarily due to the statute of limitations expiring on some uncertain tax positions.

Our effective tax rate for the three and six months ended June 30, 2013 was 2.4% and 15.5%, respectively, which resulted in a benefit for income taxes of $26,000 and $263,000 respectively, The benefit for the six months ended June 30, 2013 was primarily due to the statute of limitations expiring on some uncertain tax positions.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized; accordingly, we recorded a full valuation allowance. Subsequent to placing a full valuation allowance on our net deferred tax assets, adjustments impacting our tax rate have been and are expected to continue to be insignificant.

(6)           Fair Value Measurements

We have financial instruments as of June 30, 2014 and December 31, 2013 for which the fair value is summarized below (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$745	$704	$1,206	$1,190
Certificate of deposit	251	251	250	250
Equipment financing receivable	614	614	492	492
Liabilities:
Acquisition related contingent consideration	$228	$228	$51	$51

       The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate.

    Liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2014 and December 31, 2013, respectively (in thousands).

Description	As of June 30, 2014	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$228	$-	$-	$228

Fair value measurement at reporting date
Description	As of December 31, 2013	Level 1	Level 2	Level 3

Liabilities:
Acquisition related contingent consideration	$ 51	$ -	$ -	$ 51

  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.  The fair value of contingent consideration is measured using various types of income approach models which include; excess earnings, relief from royalty, and with and without methodology.  The key assumptions used in valuing the OSV contingent consideration are as follows: discount rate of 12.5%, tax rate of 39.3%, contributory asset charges for technology license and tangible assets used to deliver services, assembled workforce, and estimated economic life of 7 years.  The key assumptions used in valuing the PBX Central contingent consideration are as follows: discount rate of 18%, tax rate of 38.1%, contributory asset charges for technology license and tangible assets used to deliver services, and estimated economic life of 10 years. See additional details on the valuation approach approaches for both acquisitions in Note 9.

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the six months ended June 30, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2013	$51
Cash payments	(37)
Change in fair value	3
Additions	211
Balance at June 30, 2014	$228

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

We have recorded liabilities of approximately $193,000 and $202,000 as of June 30, 2014 and December 31, 2013, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

 Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona for $2.0 million in cash (Note 10).  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of June 30, 2014, is as follows:

Prepaid rent, current	$322,000
Long-term prepaid rent	537,000
Total prepaid rent, net	$859,000

Rent expense incurred on the sale-leaseback, including the effects of the deferred gain amortization, during the three months ended June 30, 2014 and 2013 was $57,000 and $0, respectively. Rent expense incurred on the sale-leaseback, including the effects of the deferred gain amortization, during the six months ended June 30, 2014 and 2013 was $75,000 and $0, respectively.

 (8)          Segment Information

Management has chosen to organize the Company around differences based on its products and services.  Hosted Telecom Services segment generates revenue from selling hosted telecom services and broadband internet services. Web Services segment generates revenue from website hosting, managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and large sized businesses.  The Company has two operating segments, which consist of Hosted Telecom Services and Web Services. Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been revised to conform to current year segment operating results presentation. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Hosted Telecommunications Services	$963	$491	$1,918	$876
Web Services	845	2,246	1,962	4,883
Consolidated revenue	1,808	2,737	3,880	5,759

Loss from Operations:
Hosted Telecommunications Services	(1,376)	(1,251)	(2,887)	(2,485)
Web Services	(187)	35	(351)	422
Total operating loss	(1,563)	(1,216)	(3,238)	(2,063)
Other Income, net:
Hosted Telecommunications Services	21	-	41	3
Web Services	61	120	118	329
Total other income	82	120	159	332
Loss before income tax provision
Hosted Telecommunications Services	(1,355)	(1,251)	(2,846)	(2,482)
Web Services	(126)	155	(233)	751
Loss before income tax provision	$(1,481)	$(1,096)	$(3,079)	$(1,731)

(9)         Business Acquisition

One Stop Voice Acquisition

On June 1, 2014, we acquired certain assets from One Stop Tech Solutions, LLC, dba One Stop Voice (OSV), a privately-held provider of IP Telecom and Cloud communications located in Scottsdale, Arizona. The aggregate purchase price of approximately $540,000 consisted of $195,000 of cash paid at closing and 40,521 shares of our common stock with an estimated fair value of approximately $134,000. The fair value of the issuance of common stock issued as consideration for OSV was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $211,000 of contingent consideration it estimates will be paid during the earn-out period. The contingent consideration of $211,000 will be paid out in cash and stock at a split of 60% cash and 40% stock.  The Company’s consolidated financial statements include the results of operations of OSV from the date of acquisition. The historical results of operations of OSV were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management based on a valuation prepared by an independent third party valuation firm.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations.  In accordance with current accounting standards, goodwill associated with the OSV acquisition will not be amortized and will be tested for impairment at least annually.

The preliminary purchase price allocation is subject to completion of final fair value allocations.  The actual amounts that will be recorded based upon final assessment of the fair values may differ substantially from the information in the unaudited condensed consolidated financial statements.  The primary area of the purchase price allocation that is not yet finalized relate to the valuation of the intangible assets acquired. We anticipate finalizing our purchase price allocation during 2014.  The following table presents the preliminary allocation of the purchase price for OSV (in thousands):

Consideration (including estimated unpaid contingent consideration):
Cash	$195
Common stock	134
Contingent consideration	211
Total consideration	$540

Recognized amounts of identifiable assets acquired and liabilities assumed:
Identifiable intangible assets	$353
Commission liability	(10)
Total identifiable net assets	343
Goodwill	197
$540

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands):

	Amount	Weighted Average useful life (in years)
Customer relationships	$335	7
Technology	18	3
Total	$353

In determining the preliminary purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for One Stop Voice services. The estimated fair value of customer relationships was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief from royalty approach was used to determine the fair value of the technology license acquired from One Stop Voice.  The relief from royalty approach estimates the value of the intangible asset by quantifying the aggregate expenditures that would be required to replace the intangible asset.  The customer relationships were valued using a form of the income approach known as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 12.5%, tax rate of 39.3%, contributory asset charges for technology license and tangible assets used to deliver services, assembled workforce, and estimated economic life of 7 years.

The total weighted average amortization period for the identified intangible assets acquired from One Stop Voice is 7 years. The goodwill resulting from the One Stop Voice acquisition is not currently deductible for income tax purposes.

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

OVERVIEW

We are a hosted services company that provides website hosting, hosted telecom services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecom Services and Web Services.

Hosted Telecom Services segment - Our hosted telecom services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or a mobile device.

We generate subscription fees from our hosted telecom and broadband Internet services.  Our hosted telecom contracts typically have a thirty-six to sixty month term.  We generate product revenue and equipment financing revenue from the sale and lease of our hosted telecom equipment.  Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

Web Services segment –We generate website hosting revenue and professional services revenue primarily from search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months. During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.

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

Hosted Telecom Services - Our hosted telecom service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our hosted telecom services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

Crexendo’s hosted telecom service offers a wide variety of essential and advanced features for small and medium-size businesses.  Many of these features included in the service offering are:

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

●	Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Devices
●	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users
●
Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file

●	Web based online portal to administer, manage and provision the system.

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

Our Hosted Telecom technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:

●	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons and lower end Monochrome 2 Line wall mountable device

●
Basic Business Telephony Features such as those offered in a traditional private branch exchange (“PBX”) systems like extension dialing,  Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer (Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing

●	Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording

●	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting

●	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo)

●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile device as if they were in the office. It also provided users instant access to visual voicemail and call logs

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

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,808	$2,737	$3,880	$5,759
Loss before income taxes	(1,481)	(1,096)	(3,079)	(1,731)
Income tax benefit (provision)	(13)	26	(47)	263
Net loss	(1,494)	(1,070)	(3,126)	(1,468)
Basic net (loss) per share	$(0.13)	$(0.10)	$(0.28)	$(0.14)
Diluted net (loss) per share	$(0.13)	$(0.10)	$(0.28)	$(0.14)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue

Total revenue decreased 34% or $929,000, to $1,808,000 for the three months ended June 30, 2014 as compared to $2,737,000 for the three months ended June 30, 2013. Hosted Telecom Services segment revenue increased 96% or $472,000, to $963,000 for the three months ended June 30, 2014 as compared to $491,000 for the three months ended June 30, 2013. Web Services segment revenue decreased 62% or $1,401,000, to $845,000 for the three months ended June 30, 2014 as compared to $2,246,000 for the three months ended June 30, 2013.

Loss Before Income Taxes

Loss before income tax increased $385,000, to $1,481,000 for the three months ended June 30, 2014 as compared to loss before income tax of $1,096,000 for the three months ended June 30, 2013.  Revenue decreased 34% or $929,000, to $1,808,000 for the three months ended June 30, 2014 as compared to $2,737,000 for the three months ending June 30, 2013. Total operating expenses decreased 15% or $582,000, to $3,371,000 for the three months ended June 30, 2014 as compared to $3,953,000 for the three months ended June 30, 2013.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2014 was (0.9)%, which resulted in a provision for income taxes of $13,000.  Our effective tax rate for the three months ended June 30, 2013 was 2.4%, which resulted in a benefit for income taxes of $26,000.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue

Total revenue decreased 33% or $1,879,000, to $3,880,000 for the six months ended June 30, 2014 as compared to $5,759,000 for the six months ended June 30, 2013. Hosted Telecom Services segment revenue increased 119% or $1,042,000, to $1,918,000 for the six months ended June 30, 2014 as compared to $876,000 for the six months ended June 30, 2013.  Web Services segment revenue decreased 60% or $2,291,000, to $1,962,000 for the six months ended June 30, 2014 as compared to $4,883,000 for the six months ended June 30, 2013.

Loss Before Income Taxes

Loss before income tax increased $1,348,000, to $3,079,000 for the six months ended June 30, 2014 as compared to loss before income tax of $1,731,000 for the six months ended June 30, 2013.  Revenue decreased 33% or $1,879,000, to $3,880,000 for the six months ended June 30, 2014 as compared to $5,759,000 for the six months ending June 30, 2013. Total operating expenses decreased 9% or $704,000, to $7,118,000 for the six months ended June 30, 2014 as compared to $7,822,000 for the six months ended June 30, 2013.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2014 was (1.5)%, which resulted in a provision for income taxes of $47,000.  Our effective tax rate for the six months ended June 30, 2013 was 16%, which resulted in a benefit for income taxes of $263,000.

Segment Operating Results

The Company has two operating segments, which consist of Hosted Telecom Services and Web Services.  Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the three and six months ended June 30, 2013 have been modified to conform to current segment operating results presentations. The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of our Hosted Telecom Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hosted Telecom Services
Revenue	$963	$491	$1,918	$876
Operating expenses:
Cost of revenue	708	498	1,371	946
Research and development	258	248	506	539
Selling and marketing	488	490	1,106	1,012
General and administrative	885	506	1,822	864
Operating loss	(1,376)	(1,251)	(2,887)	(2,485)
Other Income	21	-	41	3
Loss before taxes	$(1,355)	$(1,251)	$(2,846)	$(2,482)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue

Hosted Telecom Services segment revenue increased 96% or $472,000, to $963,000 for the three months ended June 30, 2014 as compared to $491,000 for the three months ended June 30, 2013. Interest income associated with the sales-type leases increased 203% or $73,000, to $109,000 for the three months ended June 30, 2014 as compared to $36,000 for the three months ended June 30, 2013.  Revenue from recurring and one-time services increased 107% or $349,000 to $675,000 for the three months ended June 30, 2014 as compared to $326,000 for the three months ended June 30, 2013. A substantial portion of Hosted Telecom Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecom Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2014 and 2013.  During the three months ended June 30, 2014, the Company added $588,000 in backlog in connection with the OSV acquisition (Note 9).

Below is a table which displays the Hosted Telecom Services segment revenue backlog as of March 31, 2013 and 2014, and June 30, 2013 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecom Services backlog as of March 31, 2014	$7,152
Hosted Telecom Services backlog as of June 30, 2014	$8,402

Hosted Telecom Services backlog as of March 31, 2013	$3,451
Hosted Telecom Services backlog as of June 30, 2013	$4,253

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecom services and bandwidth.  Cost of revenue increased 42% or $210,000, to $708,000 for the three months ended June 30, 2014 as compared to $498,000 for the three months ended June 30, 2013.  The increase in cost of revenue was primarily due to an increase in product cost of $49,000 and customer support costs of $67,000, as we continue to increase personnel to fulfill our increasing hosted telecom services orders, and an increase in bandwidth costs of $31,000 and other cost of revenue of $51,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecom products.  Research and development expenses increased 4% or $10,000, to $258,000 for the three months ended June 30, 2014 as compared to $248,000 for the three months ended June 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses decreased 0.4% or $2,000, to $488,000 for the three months ended June 30, 2014 as compared to $490,000 for the three months ended June 30, 2013.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 75% or $379,000, to $885,000 for the three months ended June 30, 2014 as compared to $506,000 for the three months ended June 30, 2013.  The increase in general and administrative expenses for the three months ended June 30, 2014 primarily consisted of additional salaries and benefits of $119,000, additional allocation of stock option expense of $65,000, increase in rent expense of $39,000 corporate accounting service of $11,000, depreciation expense of $18,000 and software and maintenance expenses of $39,000, other expenses of $63,000, offset by a decrease of $4,000 in legal fees and permits.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue

Hosted Telecom Services segment revenue increased 119% or $1,042,000, to $1,918,000 for the six months ended June 30, 2014 as compared to $876,000 for the six months ended June 30, 2013.  A substantial portion of Hosted Telecom Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecom Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2014 and 2013.  During the six months ended June 30, 2014, the Company added $588,000 in backlog in connection with the OSV acquisition (Note 9).

Below is a table which displays the Hosted Telecom Services segment revenue backlog as of January 1, 2013 and 2014, and June 30, 2013 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecom Services backlog as of January 1, 2014	$7,019
Hosted Telecom Services backlog as of June 30, 2014	$8,402

Hosted Telecom Services backlog as of January 1, 2013	$2,374
Hosted Telecom Services backlog as of June 30, 2013	$4,253

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecom services and bandwidth.  Cost of revenue increased 45% or $425,000, to $1,371,000 for the six months ended June 30, 2014 as compared to $946,000 for the six months ended June 30, 2013.  The increase in cost of revenue was primarily due to an increase in product cost of $126,000 and customer support costs of $159,000, as we continue to increase personnel to fulfill our increasing hosted telecom services orders, and an increase in bandwidth costs of $50,000, installation charges of $30,000 and other cost of revenue of $98,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecom products.  Research and development expenses decreased 6% or $33,000, to $506,000 for the six months ended June 30, 2014 as compared to $539,000 for the six months ended June 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expenses increased 9% or $94,000, to $1,106,000 for the six months ended June 30, 2014 as compared to $1,012,000 for the six months ended June 30, 2013.  The increase in selling and marketing expenses was primarily due to the increase in the allocation of direct sales representative salaries and benefits expense of $30,000 as a result of increased revenue, and commissions for referral partners of $54,000 related to Network services segment sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 111% or $958,000, to $1,822,000 for the six months ended June 30, 2014 as compared to $864,000 for the six months ended June 30, 2013.  The increase in general and administrative expenses for the six months ended June 30, 2014 primarily consisted of additional salaries and benefits of $257,000, additional allocation of stock option expense of $93,000, corporate accounting services of $62,000, software and maintenance expenses of $91,000, a $200,000 decrease in rent expense due to a net reversal of rent expense of $120,000 during the six months ended June 30, 2013, depreciation of $65,000, and other expenses of $117,000.

Operating Results of Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Web Services
Revenue	$845	$2,246	$1,962	$4,883
Operating Expenses:
Cost of revenue	176	472	443	1,066
Research and development	177	166	343	356
Selling and marketing	16	227	51	613
General and administrative	663	1,346	1,476	2,426
Operating (loss) income	(187)	35	(351)	422
Other income	61	120	118	329
(Loss) income before taxes	$(126)	$155	$(233)	$751

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue

Web Services segment revenue decreased 62% or $1,401,000, to $845,000 for the three months ended June 30, 2014 as compared to $2,246,000 for the three months ended June 30, 2013.  The decrease in revenue is primarily related to the decrease in cash collected on EPTAs of $870,000, our shift in focus to only providing web services to enterprise-sized customers resulting in a decrease of $388,000, and a decrease in hosting revenue of $90,000.  We expect web services revenue to decrease as we complete existing contractual obligations.  Revenue from Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Web Services segment revenue backlog as of March 31, 2014 and 2013, and June 30, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of March 31, 2014	$208
Web Services backlog as of June 30, 2014	$117

Web Services backlog as of March 31, 2013	$1,329
Web Services backlog as of June 30, 2013	$1,162

Revenue related to cash collected under EPTA agreements decreased 81% or $666,000, to $160,000 for the three months ended June 30, 2014 as compared to $826,000 for the three months ended June 30, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the three months ended June 30, 2014 and 2013 (in thousands):

EPTA deferred revenue as of March 31, 2014	$374
Cash collected on principal of EPTA contracts	(166)
Adjustments of EPTA deferred revenue	76
EPTA deferred revenue as of June 30, 2014	$284

EPTA deferred revenue as of March 31, 2013	$1,780
Cash collected on principal of EPTA contracts	(826)
Adjustments of EPTA deferred revenue	61
EPTA deferred revenue as of June 30, 2013	$1,015

Revenue related to cash collected on previously written off bad debt decreased 44% or $54,000, to $68,000 for the three months ended June 30, 2014 as compared to $122,000 for the three months ended June 30, 2013.

Commissions from third parties and other revenue decreased 59% or $54,000, to $38,000 for the three months ended June 30, 2014 as compared to $92,000 for the three months ended June 30, 2013. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web management services and customer service.  Cost of revenue decreased 63% or $296,000, to $176,000 for the three months ended June 30, 2014 as compared to $472,000 for the three months ended June 30, 2013. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service of website management services of $230,000 and customer service cost for website hosting of $49,000.

 Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our website development software products.  Research and development expenses increased 7% or $11,000, to $177,000 for the three months ended June 30, 2014 as compared to $166,000 for the three months ended June 30, 2013. The increase was primarily due to salaries and expenses related to the continued development of our Web Builder.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 93% or $211,000, to $16,000 for the three months ended June 30, 2014 as compared to $227,000 for the three months ended June 30, 2013. This decrease was primarily attributable to the decrease in allocated salaries and benefits based on reduced bookings.  Additionally, our direct sales representatives have been reduced from 16 at June 30, 2013 to 9 at June 30, 2014.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 51% or $683,000, to $663,000 for the three months ended June 30, 2014 as compared to $1,346,000 for the three months ended June 30, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 62% reduction in revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 49% or $59,000, to $61,000 for the three months ended June 30, 2014 as compared to $120,000 for the three months ended June 30, 2013.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $284,000 as of June 30, 2014 compared to $1,015,000 at June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue

Web Services segment revenue decreased 60% or $2,921,000, to $1,962,000 for the six months ended June 30, 2014 as compared to $4,883,000 for the six months ended June 30, 2013. The decrease in revenue is primarily related to the decrease in cash collected on EPTAs of $1,928,000, our shift in focus to only providing web services to enterprise-sized customers resulting in a decrease of $668,000 and a decrease in hosting revenue of $224,000.  We expect web services revenue to decrease as we complete existing contractual obligations.    Revenue from Web Services segment is generated primarily through on-page and off-page Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Web Services segment revenue backlog as of January 1, 2014 and 2013, and June 30, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of January 1, 2014	$553
Web Services backlog as of June 30, 2014	$117

Web Services backlog as of January 1, 2013	$1,135
Web Services backlog as of June 30, 2013	$1,162

Revenue related to cash collected under EPTA agreements decreased 76% or $1,577,000, to $496,000 for the six months ended June 30, 2014 as compared to $2,073,000 for the six months ended June 30, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the six months ended June 30, 2014 and 2013 (in thousands):

EPTA deferred revenue as of January 1, 2014	$545
Cash collected on principal of EPTA contracts	(486)
Adjustments of EPTA deferred revenue	225
EPTA deferred revenue as of June 30, 2014	$284

EPTA deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(2,073)
Adjustments of EPTA deferred revenue	(85)
EPTA deferred revenue as of June 30, 2013	$1,015

Revenue related to cash collected on previously written off bad debt decreased 32% or $85,000, to $177,000 for the six months ended June 30, 2014 as compared to $262,000 for the six months ended June 30, 2013.

Commissions from third parties and other revenue decreased 62% or $100,000, to $62,000 for the six months ended June 30, 2014 as compared to $162,000 for the six months ended June 30, 2013. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web management services and customer service.  Cost of revenue decreased 58% or $623,000, to $443,000 for the six months ended June 30, 2014 as compared to $1,066,000 for the six months ended June 30, 2013. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service of the web management services of $419,000 and customer service costs for website hosting of $166,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our Web Services products.  Research and development expenses decreased 4% or $13,000, to $343,000 for the six months ended June 30, 2014 as compared to $356,000 for the six months ended June 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 92% or $562,000, to $51,000 for the six months ended June 30, 2014 as compared to $613,000 for the six months ended June 30, 2013. This decrease was primarily attributable to the decrease in allocated salaries and benefits based on reduced bookings.  Additionally, our direct sales representatives have been reduced from 16 at June 30, 2013 to 9 at June 30, 2014.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 39% or $950,000, to $1,476,000 for the six months ended June 30, 2014 as compared to $2,426,000 for the six months ended June 30, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 60% reduction in revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 64% or $211,000, to $118,000 for the six months ended June 30, 2014 as compared to $329,000 for the six months ended June 30, 2013.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $284,000 as of June 30, 2014 compared to $1,015,000 at June 30, 2013.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,677,000 and the collection of remaining accounts receivable from our former seminar sales of our website development software. However, in the event that any factors impacting future cash flows fall below management's expectations, the Company would be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in July 2014 that he would provide the necessary level of financial support to enable the Company to pay its debts as they become due through November 15, 2015.  Accordingly the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 10% or $283,000, to $2,566,000 for the six months ended June 30, 2014 as compared to $2,849,000 for the year ended December 31, 2013.  Working capital, excluding deferred revenue, decreased 17% or $706,000, to $3,342,000 as of June 30, 2014 as compared to $4,048,000 as of December 31, 2013. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in revenue from our Web Services segment EPTA accounts receivable collections, resulting in the use of our cash and cash equivalents to fund operating activities.

Cash and Cash Equivalents

Cash and cash equivalents decreased 13% or $399,000, to $2,677,000 at June 30, 2014 as compared to $3,076,000 as of December 31, 2013. During the six months ended June 30, 2014, we used $2,212,000 in cash for operating activities, investing activities provided $1,808,000, and financing activities provided $5,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 38% or $461,000, to $745,000 at June 30, 2014 as compared to $1,206,000 at December 31, 2013. Long-term trade receivables, net of allowance for doubtful accounts, decreased 19% or $22,000, to $94,000 at June 30, 2014 as compared to $116,000 at December 31, 2013. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at June 30, 2014 is primarily related to cash collections of EPTA agreements of $496,000 for the six month period ended June 30, 2014.

Accounts Payable

Accounts payable decreased 87% or $174,000, to $27,000 at June 30, 2014 as compared to $201,000 at December 31, 2013.  Our accounts payable as of June 30, 2014 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 23% or $1,555,000, to $5,146,000 at June 30, 2014 as compared to $6,701,000 at December 31, 2013. The significant changes in stockholders’ equity during the six months ended June 30, 2014 included an increase of additional paid-in capital of $429,000 for options granted, $42,000 in proceeds from stock option exercises, $134,000 for issuance of common stock related to the acquisition of One Stop Voice (Note 9), and $966,000 for issuance of common stock related to the prepayment of rent on the corporate headquarters (Note 10). In addition, we had a net loss of $3,126,000 for the six month period ending June 30, 2014.

Off Balance Sheet Arrangements

As of June 30, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Impact of Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pendning or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

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

August 6, 2014	Crexendo, Inc.

	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 6, 2014	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer