Form 10-Q
period 2014-09-30
Crexendo, Inc.
filed 2014-11-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 11,223,485.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash and cash equivalents	$1,861	$3,076
Restricted cash	480	487
Trade receivables, net	653	1,090
Inventories	54	217
Equipment financing receivables	163	94
Income taxes receivable	24	55
Prepaid expenses and other	986	620
Total Current Assets	4,221	5,639

Certificate of deposit	251	250
Long-term trade receivables, net	86	116
Long-term equipment financing receivables	478	398
Property and equipment, net	105	2,195
Deferred income tax assets, net	244	244
Intangible assets	747	571
Goodwill	272	75
Long-term prepaid rent	456	-
Other long-term assets	80	119
Total Assets	$6,940	$9,607

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$174	$201
Accrued expenses and other	1,286	1,095
Deferred income tax liability	244	244
Deferred revenue, current portion	880	1,199
Contingent consideration	211	51
Total Current Liabilities	2,795	2,790

Deferred revenue, net of current portion	86	116
Other long-term liabilities	226	-
Total Liabilities	3,107	2,906

Stockholders' Equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 25,000,000 shares; 11,223,485 shares outstanding as of September 30, 2014 and 10,801,315 shares outstanding
as of December 31, 2013	11	11
Additional paid-in capital	52,956	50,998
Contingent consideration	-	198
Accumulated deficit	(49,134)	(44,506)
Total Stockholders' Equity	3,833	6,701
Total Liabilities and Stockholders' Equity	$6,940	$9,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$1,725	$2,428	$5,605	$8,187

Operating expenses:
Cost of revenue	790	1,044	2,604	3,056
Selling and marketing	546	712	1,703	2,337
General and administrative	1,549	1,745	4,847	5,035
Research and development	394	396	1,243	1,291
Goodwill impairment	-	265	-	265
Total operating expenses	3,279	4,162	10,397	11,984

Loss from operations	(1,554)	(1,734)	(4,792)	(3,797)

Other income (expense):
Interest income	37	78	122	443
Other income (expense), net	24	20	98	(13)
Total other income, net	61	98	220	430

Loss before income tax benefit (provision)	(1,493)	(1,636)	(4,572)	(3,367)

Income tax benefit (provision)	(9)	(23)	(56)	240
Net loss	$(1,502)	$(1,659)	$(4,628)	$(3,127)

Net loss per common share:
Basic	$(0.13)	$(0.15)	$(0.42)	$(0.29)
Diluted	$(0.13)	$(0.15)	$(0.42)	$(0.29)

Weighted average common shares outstanding:
Basic	11,220,674	10,713,961	11,103,386	10,688,786
Diluted	11,220,674	10,713,961	11,103,386	10,688,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
 For the Nine Months Ended September 30, 2014
(In thousands, except share data)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2014	10,801,315	$11	$50,998	$198	$(44,506)	$6,701
Expense for stock options granted to employees	-	-	612	-	-	612
Issuance of common stock for rent	300,000	-	966	-	-	966
Common stock issued upon exercise of options	19,561	-	48	-	-	48
Issuance of common stock for business acquisition	40,521	-	134	-	-	134
Issuance of common stock from contingent consideration	62,088	-	198	(198)	-	-
Net loss	-	-	-	-	(4,628)	(4,628)
Balance, September 30, 2014	11,223,485	$11	$52,956	$-	$(49,134)	$3,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,628)	$(3,127)
Adjustments to reconcile net loss to net cash used for operating activities:
Goodwill impairment	-	265
Lease abandonment	-	(606)
Amortization of prepaid rent	188	-
Depreciation and amortization	554	873
Expense for stock options issued to employees	612	622
Change in uncertain tax positions	-	11
Loss on disposal of property and equipment	(1)	(253)
Amortization of deferred gain	(55)	-
Change in fair value of contingent consideration	3	-
Changes in assets and liabilities:
Trade receivables	467	2,204
Equipment financing receivables	(149)	(221)
Inventories	163	21
Income taxes receivable	31	384
Prepaid expenses and other	(44)	(232)
Other long-term assets	39	(17)
Accounts payable, accrued expenses and other	153	(1,592)
Deferred revenue	(349)	(2,249)
Net cash used for operating activities	(3,016)	(3,917)
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificate of deposit	-	250
Release of restricted cash	7	-
Acquisition of property and equipment	(6)	(62)
Sale of property and equipment	2,002	7
Acquisition of PBX Central	-	(300)
Acquisition of One Stop Voice	(195)	-
Purchase of long-term investment	(1)	-
Net cash provided by (used for) investing activities	1,807	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	48	88
Payments made on contingent consideration	(54)	-
Net cash provided by (used for) financing activities	(6)	88

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,215)	(3,934)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,076	7,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,861	$3,506

Supplemental disclosure of cash flow information:
Cash received during the period:
Income taxes	$1	$371
Supplemental disclosure of non-cash investing and financing information:
Business acquisition with stock (Note 9)	$134	$107
Contingent consideration related to acquisition (Note 9)	$211	$363
Exchange of property and equipment for services rendered	$-	$4
Prepayment of rent with common stock	$966	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)

(1)           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides web hosting, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunication Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,861,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in July 2014 that he would provide the necessary level of financial support to enable the Company to pay its debts as they become due through November 15, 2015.  Based on such commitment, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

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

Restricted Cash – We classified $480,000 and $487,000 as restricted cash as of September 30, 2014 and December 31, 2013, respectively.  Cash is restricted for state licensing letters of credit and compensating balance requirements on purchasing card agreements.  As of September 30, 2014, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $480,000.  Subsequent to September 30, 2014, the Company received a release for $125,000 letter of credit, which will be processed during the fourth quarter.

Trade Receivables – We have historically offered to our StoresOnline customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our Internet Training Workshops through our StoresOnline segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual status beginning on the contract date.  Trade receivables from our hosted telecommunications and web services segments are recorded at invoiced amounts.

Allowance for Doubtful Accounts – For sales made through EPTA contracts, we record an allowance for doubtful accounts each reporting period based on the Company’s ongoing assessment of collectability. The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance for doubtful accounts for EPTAs is netted against the current and long-term trade receivables balances. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations. Because revenue generated from customers financing through EPTAs is deferred and not recognized prior to the collection of cash, adjustments to the allowance for doubtful accounts related to our EPTA contracts increase or decrease deferred revenue. Trade receivables are written off against the allowance when the related customers are no longer making required payments and the trade receivables are determined to be uncollectible, typically 90 days past their original due date.  For sales made in our Hosted Telecommunications Services and Web Services segments, the allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $37,000 and $78,000 for the three months ended September 30, 2014 and 2013, respectively.  We recognized $122,000 and $443,000 for the nine months ended September 30, 2014 and 2013, respectively.

Inventory - Telecommunication equipment inventory is stated at the lower of cost (first-in, first-out method) or market. In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $251,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the condensed consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $161,000 and $226,000 for the three months ended September 30, 2014 and 2013, respectively and $554,000 and $800,000 for the nine months ended September 30, 2014 and 2013, respectively. Depreciable lives by asset group are as follows:

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

Goodwill – Goodwill of $75,000 was recorded in connection with the acquisition of PBX Central on June 4, 2013 and $197,000 in connection with the acquisition of One Stop Voice (OSV), on June 1, 2014. Goodwill of $265,000 was recorded in connection with the acquisition of CastleWave in 2010. Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist. During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.  As this change will significantly impact future revenue in our Web Services segment, the Company determined that the change was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the goodwill exceeded its fair value. In accordance with the accounting guidance, the Company performed the two step goodwill impairment test and concluded that the goodwill balance of $265,000 was impaired.  The Company recorded an impairment charge of $265,000 to eliminate the carrying value of the CastleWave goodwill during the nine months ended September 30, 2013.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV, which include customer relationships, developed technology, technical know-how, and a non-compete agreement.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $72,000 and $50,000 for the three months ended September 30, 2014 and 2013, respectively, and $177,000 and $73,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  We recognize revenue from our Hosted Telecommunications Services and Web Services segments on an accrual basis, with the exception of our EPTA cash receipts which are recognized on a cash basis.  Specifics to revenue category are as follows:

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

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and internet service provider bandwidth. We receive commissions when the services are bundled with our hosted service offerings.

Cost of Revenue – Cost of revenue consists primarily of salaries for fulfillment services, and the cost of telecommunications equipment, services, and other products sold.

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  Prepaid sales commissions were as follows:

	September 30,	December 31,
	2014	2013
Prepaid sales commissions	$319,000	$189,000
Accumulated amortization	(84,000)	(13,000)
Prepaid sales commissions, net	$235,000	$176,000

We amortized commission expense of $23,000 and $4,400 for the three months ended September 30, 2014 and 2013, respectively. We amortized commission expense of $71,000 and $5,400 for the nine months ended September 30, 2014 and 2013, respectively.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on deferred tax assets (see Note 5).

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

Comprehensive Income (Loss) – There were no other components of comprehensive income (loss) other than net income (loss) for the three and nine months ended September 30, 2014 and 2013.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services. Research and development expenses are allocated to Hosted Telecommunications Services and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Hosted Telecommunications Services and Web Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to both segments based on revenue recognized for each segment.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2014 and 2013.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

 (2)           Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and restricted shares held in escrow. Diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013 was the same as basic net loss per common share, as the common share equivalents were anti-dilutive.  The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

Net (loss) income (in thousands)	$(1,502)	$(1,659)	$(4,628)	$(3,127)

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,220,674	10,713,961	11,103,386	10,688,786
Weighted-average basic shares outstanding	11,220,674	10,713,961	11,103,386	10,688,786
Dilutive employee stock options	-	-	-	-
Diluted shares outstanding	11,220,674	10,713,961	11,103,386	10,688,786
Net (loss) income per common share:
Basic	$(0.13)	$(0.15)	$(0.42)	$(0.29)
Diluted	$(0.13)	$(0.15)	$(0.42)	$(0.29)

Common share equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At September 30, 2014 and 2013, the common stock equivalent shares were 2,257,107 and 2,271,456, respectively.

 (3)            Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2014	2013
Trade receivables	$548	$688
Conforming EPTAs	246	577
Non-Conforming EPTAs:
1 - 30 days	11	68
31 - 60 days	17	30
61 - 90 days	-	43
Gross trade receivables	822	1,406
Less allowance for doubtful accounts	(83)	(200)
Trade receivables, net	$739	$1,206

Current trade receivables, net	$653	$1,090
Long-term trade receivables, net	86	116
Trade receivables, net	$739	$1,206

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $133,000 of EPTAs during the nine months ended September 30, 2014 and $1,027,000 during the year ended December 31, 2013, of which, all had original contract terms of greater than one year.

(4)           Equipment Financing Receivables

We rent our hosted telecommunication equipment (VoIP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Gross financing receivables	$1,700	$1,369
Less unearned income	(1,059)	(877)
Financing receivables, net	641	492
Less: Current portion of finance receivables, net	(163)	(94)
Finance receivables due after one year	$478	$398

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

(5)	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2014 was (0.6)% and (1.2%), respectively.  Various state tax minimums resulted in a provision for income taxes for the three and nine months ended September 30, 2014 of $9,000 and $56,000, respectively.

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

(6)           Fair Value Measurements

We have financial instruments as of September 30, 2014 and December 31, 2013 for which the fair value is summarized below (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$739	$733	$1,206	$1,190
Certificate of deposit	251	251	250	250
Equipment financing receivables	641	641	492	492
Liabilities:
Acquisition related contingent consideration	$211	$211	$51	$51

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.  The trade receivables consist primarily of extended payment term agreements and the fair value is computed using a discounted cash flow model with an estimated market rate.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant observable inputs at September 30, 2014 and December 31, 2013, respectively (in thousands).

Contingent consideration liability	Fair Value at September 30, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2014 - 2015

Contingent consideration liability	Fair Value at December 31, 2013	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$51	Discounted cash flow	Discount Rate	17.9%

			Probability of milestone payment	90%
			Projected year of payments	2014

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the nine months ended September 30, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2013	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at September 30, 2014	$211

(7)	Commitments and Contingencies

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

We have recorded liabilities of approximately $193,000 and $202,000 as of September 30, 2014 and December 31, 2013, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

 Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona for $2.0 million in cash (Note 10).  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of September 30, 2014, is as follows:

Prepaid rent, current	$322,000
Long-term prepaid rent	456,000
Total prepaid rent, net	$778,000

Rent expense incurred on the sale-leaseback, net of $24,000 deferred gain amortization, during the three months ended September 30, 2014 and 2013 was $57,000 and $0, respectively. Rent expense incurred on the sale-leaseback, net of $55,000 deferred gain amortization, during the nine months ended September 30, 2014 and 2013 was $133,000 and $0, respectively.

(8)	Segment Information

Management has chosen to organize the Company around differences based on its products and services.  Hosted Telecommunication Services segment generates revenue from selling hosted telecommunication services and broadband internet services. Web Services segment generates revenue from website hosting, managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and enterprise  sized businesses.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services. Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources. Segment operating results for the prior year have been revised to conform to current year segment operating results presentation. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Hosted Telecommunications Services	$1,035	$696	$2,953	$1,572
Web Services	690	1,732	2,652	6,615
Consolidated revenue	1,725	2,428	5,605	8,187

Loss from Operations:
Hosted Telecommunications Services	(1,300)	(1,369)	(4,187)	(3,854)
Web Services	(254)	(365)	(605)	57
Total operating loss	(1,554)	(1,734)	(4,792)	(3,797)
Other Income, net:
Hosted Telecommunications Services	24	-	65	3
Web Services	37	98	155	427
Total other income	61	98	220	430
Loss before income tax provision
Hosted Telecommunications Services	(1,276)	(1,369)	(4,122)	(3,851)
Web Services	(217)	(267)	(450)	484
Loss before income tax provision	$(1,493)	$(1,636)	$(4,572)	$(3,367)

(9)    Business Acquisition

One Stop Voice Acquisition

On June 1, 2014, we acquired certain assets from One Stop Tech Solutions, LLC, dba One Stop Voice (OSV), a privately-held provider of IP Telecom and Cloud communications located in Scottsdale, Arizona. The aggregate purchase price of approximately $540,000 consisted of $195,000 of cash paid at closing and 40,521 shares of our common stock with an estimated fair value of approximately $134,000. The fair value of the issuance of common stock issued as consideration for OSV was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $211,000 of contingent consideration it estimates will be paid during the earn-out period. The contingent consideration of $211,000 will be paid out in cash and stock at a split of 60% cash and 40% stock.  The Company’s consolidated financial statements include the results of operations of OSV from the date of acquisition. The historical results of operations of OSV were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management based on a valuation performed by an independent third party valuation firm.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.  The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations.  In accordance with current accounting standards, goodwill associated with the OSV acquisition will not be amortized and will be tested for impairment at least annually.

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

Customer relationships	$335	7
Technology	18	3
Total intangible assets	$353

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
$770

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands):

Intangible Assets:	Amount	Weighted Average useful life (In years)
Technology	$180	2
Customer relationships	508	10
Total intangible assets	$688

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

At December 31, 2013, the Company updated the cash flow forecast using actual results for the period June 1, 2013 through December 31, 2013, and determined a re-measurement was necessary to adjust the fair value of the contingent consideration.   The contingent consideration comprised of 25% cash and 75% common stock.  The cash contingent consideration recorded as a liability at the acquisition date fair value of $87,000 was reduced by $14,000. As the common stock contingent consideration was recorded as equity at the acquisition date fair value of $276,000, no re-measurement was necessary.  During the quarter ended September 30, 2014, management finalized the earn-out calculation for the final payout of contingent consideration.  The cash contingent consideration classified as liability was increased by $3,000 and the stock consideration was increased by $2,000.  The liability change in fair value was recognized in general and administrative expenses.  The stock contingent consideration change in fair value was accounted for within equity.  The sellers received cash of $76,000 and stock of $278,000 for total contingent consideration of $354,000.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2013 Form 10-Q’s and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We are a hosted services company that provides website hosting, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunication Services and Web Services.

Hosted Telecommunications Services segment - Our hosted telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or a mobile device.

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

●
Mobile Features such extension dialing, transfer and conference and seamless hand-off from Wifi to/from 3G and 4G, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets

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

Many of these services are included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and SaaS offerings to make them more competitive and profitable.

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

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September
	2014	2013	2014	2013
Revenue	$1,725	$2,428	$5,605	$8,187
Loss before income taxes	(1,493)	(1,636)	(4,572)	(3,367)
Income tax benefit (provision)	(9)	(23)	(56)	240
Net (loss) income	(1,502)	(1,659)	(4,628)	(3,127)
Basic net (loss) income per share	$(0.13)	$(0.15)	$(0.42)	$(0.29)
Diluted net (loss) income per share	$(0.13)	$(0.15)	$(0.42)	$(0.29)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue

Total revenue decreased 29% or $703,000, to $1,725,000 for the three months ended September 30, 2014 as compared to $2,428,000 for the three months ended September 30, 2013. Hosted Telecommunications Services segment revenue increased 49% or $339,000, to $1,035,000 for the three months ended September 30, 2014 as compared to $696,000 for the three months ended September 30, 2013. Web Services segment revenue decreased 60% or $1,042,000, to $690,000 for the three months ended September 30, 2014 as compared to $1,732,000 for the three months ended September 30, 2013.

Loss Before Income Taxes

Loss before income tax decreased $143,000, to $1,493,000 for the three months ended September 30, 2014 as compared to loss before income tax of $1,636,000 for the three months ended September 30, 2013.  Revenue decreased 29% or $703,000, to $1,725,000 for the three months ended September 30, 2014 as compared to $2,428,000 for the three months ending September 30, 2013. Total operating expenses decreased 21% or $883,000, to $3,279,000 for the three months ended September 30, 2014 as compared to $4,162,000 for the three months ended September 30, 2013.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2014 was (0.6)%.  Various state tax minimums resulted in a provision for income taxes for the three months ending September 30, 2014 of $9,000.  Our effective tax rate for the three months ended September 30, 2013 was (1.4)%.  Various state tax minimums resulted in a provision for income taxes for the three months ending September 30, 2013 of $23,000.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue

Total revenue decreased 32% or $2,582,000, to $5,605,000 for the nine months ended September 30, 2014 as compared to $8,187,000 for the nine months ended September 30, 2013. Hosted Telecommunications Services segment revenue increased 88% or $1,381,000, to $2,953,000 for the nine months ended September 30, 2014 as compared to $1,572,000 for the nine months ended September 30, 2013.  Web Services segment revenue decreased 60% or $3,963,000, to $2,652,000 for the nine months ended September 30, 2014 as compared to $6,615,000 for the nine months ended September 30, 2013.

Loss Before Income Taxes

Loss before income tax increased 36% or $1,205,000, to $4,572,000 for the nine months ended September 30, 2014 as compared to loss before income tax of $3,367,000 for the nine months ended September 30, 2013.  Revenue decreased 32% or $2,582,000, to $5,605,000 for the nine months ended September 30, 2014 as compared to $8,187,000 for the nine months ending September 30, 2013. Total operating expenses decreased 13% or $1,587,000, to $10,397,000 for the nine months ended September 30, 2014 as compared to $11,984,000 for the nine months ended September 30, 2013.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2014 was (1.2)%.  Various state tax minimums resulted in a provision for income taxes for the nine months ended September 30, 2014 of $56,000.  Our effective tax rate for the nine months ended September 30, 2013 was 7.1%, which resulted in a benefit for income taxes of $240,000.

Segment Operating Results

The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.  Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the three and nine months ended September 30, 2013 have been modified to conform to current segment operating results presentations. The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, and general and administrative expenses.

Operating Results of our Hosted Telecommunications Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hosted Telecommunications Services
Revenue	$1,035	$696	$2,953	$1,572
Operating expenses:
Cost of revenue	630	580	2,001	1,526
Research and development	214	223	720	762
Selling and marketing	536	564	1,642	1,576
General and administrative	955	698	2,777	1,562
Operating loss	(1,300)	(1,369)	(4,187)	(3,854)
Other Income	24	-	65	3
Loss before taxes	$(1,276)	$(1,369)	$(4,122)	$(3,851)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue

Hosted Telecommunications Services segment revenue increased 49% or $339,000, to $1,035,000 for the three months ended September 30, 2014 as compared to $696,000 for the three months ended September 30, 2013. Interest income associated with the sales-type leases increased 117% or $63,000, to $117,000 for the three months ended September 30, 2014 as compared to $54,000 for the three months ended September 30, 2013.  Revenue from recurring and one-time services increased 68% or $307,000 to $756,000 for the three months ended September 30, 2014 as compared to $449,000 for the three months ended September 30, 2013. The increase was offset by a decrease in equipment sales, which includes the sales-type leases of 16%, or $31,000 from $194,000 for the three months ended September 30, 2013 to $163,000 for the 3 months ended September 30, 2014. A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2014 and 2013.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of July 1, 2014 and 2013, and September 30, 2014 and 2013, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of July 1, 2014	$8,402
Hosted Telecommunications Services backlog as of September 30, 2014	$8,806

Hosted Telecommunications Services backlog as of July 1, 2013	$4,253
Hosted Telecommunications Services backlog as of September 30, 2013	$5,220

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 9% or $50,000, to $630,000 for the three months ended September 30, 2014 as compared to $580,000 for the three months ended September 30, 2013.  The increase in cost of revenue was primarily due to an increase in customer support costs of $47,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $16,000 and other cost of revenue of $10,000. This was offset by a decrease in product costs of $25,000 due to equipment sales being down for the three months ended September 30, 2014.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 4% or $9,000, to $214,000 for the three months ended September 30, 2014 as compared to $223,000 for the three months ended September 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions, and advertising expenses.  Selling and marketing expenses decreased 5% or $28,000, to $536,000 for the three months ended September 30, 2014 as compared to $564,000 for the three months ended September 30, 2013.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 37% or $257,000, to $955,000 for the three months ended September 30, 2014 as compared to $698,000 for the three months ended September 30, 2013.  The increase in general and administrative expenses for the three months ended September 30, 2014 is the result of an increase in the allocation of corporate general and administrative expenses as revenue increases. The increases primarily consisted of additional salaries and benefits allocations of $43,000, additional allocation of stock option expense of $27,000, increase in rent expense allocations of $45,000, corporate accounting service allocations of $50,000, software and maintenance expense allocations of $27,000, and other expenses of $63,000.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue

Hosted Telecommunications Services segment revenue increased 88% or $1,381,000, to $2,953,000 for the nine months ended September 30, 2014 as compared to $1,572,000 for the nine months ended September 30, 2013.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2014 and 2013.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2013 and 2014, and September 30, 2013 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2014	$7,019
Hosted Telecommunications Services backlog as of September 30, 2014	$8,806

Hosted Telecommunications Services backlog as of January 1, 2013	$2,374
Hosted Telecommunications Services backlog as of September 30, 2013	$5,220

Cost of Revenue

Cost of revenue consists primarily of product cost and customer support department salaries of our hosted telecommunication services and bandwidth.  Cost of revenue increased 31% or $475,000, to $2,001,000 for the nine months ended September 30, 2014 as compared to $1,526,000 for the nine months ended September 30, 2013.  The increase in cost of revenue was primarily due to an increase in product cost of $102,000 and customer support costs of $199,000, as we continue to increase personnel to fulfill our increasing hosted telecommunications services orders, and an increase in bandwidth costs of $65,000, installation charges of $32,000 and other cost of revenue of $77,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our new hosted telecommunications products.  Research and development expenses decreased 6% or $42,000, to $720,000 for the nine months ended September 30, 2014 as compared to $762,000 for the nine months ended September 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions, and advertising expenses.  Selling and marketing expenses increased 4% or $66,000, to $1,642,000 for the nine months ended September 30, 2014 as compared to $1,576,000 for the nine months ended September 30, 2013.  The increase in selling and marketing expenses was primarily due to the increase in the commissions for referral partners of $84,000 related to Telecommunications services sales, business development of $20,000 and other sales and marketing costs of $45,000, which was offset by a decrease in the direct sales representative salaries and benefits of $83,000.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses increased 78% or $1,215,000, to $2,777,000 for the nine months ended September 30, 2014 as compared to $1,562,000 for the nine months ended September 30, 2013.  The increase in general and administrative expenses for the nine months ended September 30, 2014 is the result of an increase in the allocation of corporate general and administrative expenses as revenue increases. The increases primarily consisted of additional salaries and benefits allocations of $300,000, additional allocation of stock option expense of $120,000, corporate accounting service allocations of $113,000, rent expense allocations of $246,000, software and maintenance allocations of $118,000, other expenses of $255,000 and depreciation allocations of $65,000.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Web Services
Revenue	$690	$1,732	$2,652	$6,615
Operating Expenses:
Cost of revenue	160	464	603	1,530
Research and development	180	173	523	529
Selling and marketing	10	148	61	761
General and administrative	594	1,312	2,070	3,738
Operating income	(254)	(365)	(605)	57
Other income	37	98	155	427
Income before taxes	$(217)	$(267)	$(450)	$484

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue

Web Services segment revenue decreased 60% or $1,042,000, to $690,000 for the three months ended September 30, 2014 as compared to $1,732,000 for the three months ended September 30, 2013.  The decrease in revenue is primarily related to the decrease in cash collected on EPTAs of $447,000 and our shift in focus to only providing web services to enterprise-sized customers resulting in a decrease of $388,000, and a decrease in website hosting revenue of $113,000.  Revenue from Web Services segment is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Web Services segment revenue backlog as of July 1, 2014 and 2013, and September 30, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of July 1, 2014	$117
Web Services backlog as of September 30, 2014	$66

Web Services backlog as of July 1, 2013	$1,162
Web Services backlog as of September 30, 2013	$760

Revenue related to cash collected under EPTA agreements decreased 81% or $435,000, to $99,000 for the three months ended September 30, 2014 as compared to $534,000 for the three months ended September 30, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year.  The following table summarizes the activity within deferred revenue for the three months ended September 30, 2014 and 2013 (in thousands):

EPTA deferred revenue as of July1, 2014	$284
Cash collected on principal of EPTA contracts	(99)
Adjustments of EPTA deferred revenue	21
EPTA deferred revenue as of September 30, 2014	$206

EPTA deferred revenue as of July 1, 2013	$1,015
Cash collected on principal of EPTA contracts	(534)
Adjustments of EPTA deferred revenue	163
EPTA deferred revenue as of September 30, 2013	$644

Revenue related to cash collected on previously written off bad debt decreased 22% or $17,000, to $62,000 for the three months ended September 30, 2014 as compared to $79,000 for the three months ended September 30, 2013.

Commissions from third parties and other revenue decreased 38% or $22,000, to $36,000 for the three months ended September 30, 2014 as compared to $58,000 for the three months ended September 30, 2013. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web management services and customer service.  Cost of revenue decreased 66% or $304,000, to $160,000 for the three months ended September 30, 2014 as compared to $464,000 for the three months ended September 30, 2013. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of website management services of $259,000 and customer service cost for website hosting of $37,000.

 Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our website development software products.  Research and development expenses increased 4% or $7,000, to $180,000 for the three months ended September 30, 2014 as compared to $173,000 for the three months ended September 30, 2013. The increase was primarily due to salaries and expenses related to the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 93% or $138,000, to $10,000 for the three months ended September 30, 2014 as compared to $148,000 for the three months ended September 30, 2013. This decrease was primarily attributable to the decrease in allocated salaries and benefits based on reduced sales.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 55% or $718,000, to $594,000 for the three months ended September 30, 2014 as compared to $1,312,000 for the three months ended September 30, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 60% reduction in revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 62% or $61,000, to $37,000 for the three months ended September 30, 2014 as compared to $98,000 for the three months ended September 30, 2013.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $247,000 as of September 30, 2014 compared to $644,000 at September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue

Web Services segment revenue decreased 60% or $3,963,000, to $2,652,000 for the nine months ended September 30, 2014 as compared to $6,615,000 for the nine months ended September 30, 2013. The decrease in revenue is primarily related to the decrease in cash collected on EPTAs of $2,388,000 and our shift in focus to only providing web services to enterprise-sized customers resulting in a decrease of $1,115,000 and a decrease in Website hosting revenue of $337,000.    Revenue from Web Services segment is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Web Services segment’s revenue is generated through three to twelve-month service contracts.

Below is a table which displays the Web Services segment revenue backlog as of January 1, 2014 and 2013, and September 30, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of January 1, 2014	$553
Web Services backlog as of September 30, 2014	$66

Web Services backlog as of January 1, 2013	$1,135
Web Services backlog as of September 30, 2013	$760

Revenue related to cash collected under EPTA agreements decreased 79% or $2,273,000, to $585,000 for the nine months ended September 30, 2014 as compared to $2,869,000 for the nine months ended September 30, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next year to eighteen months.  The following table summarizes the activity within deferred revenue for the nine months ended September 30, 2014 and 2013 (in thousands):

EPTA deferred revenue as of January 1, 2014	$545
Cash collected on principal of EPTA contracts	(585)
Adjustments of EPTA deferred revenue	246
EPTA deferred revenue as of September 30, 2014	$206

EPTA deferred revenue as of January 1, 2013	$3,173
Cash collected on principal of EPTA contracts	(2,869)
Adjustments of EPTA deferred revenue	340
EPTA deferred revenue as of September 30, 2013	$644

Revenue related to cash collected on previously written off bad debt decreased 30% or $102,000, to $239,000 for the nine months ended September 30, 2014 as compared to $341,000 for the nine months ended September 30, 2013.

Commissions from third parties and other revenue decreased 56% or $126,000, to $98,000 for the nine months ended September 30, 2014 as compared to $224,000 for the nine months ended September 30, 2013. The decrease in commissions was primarily due to the suspension our direct mail seminar sales channel.  As a result of this decision, we no longer send leads to third parties, and as such, we do not expect this revenue source to be significant in the future.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses related to fulfillment of our web management services and customer service.  Cost of revenue decreased 61% or $927,000, to $603,000 for the nine months ended September 30, 2014 as compared to $1,530,000 for the nine months ended September 30, 2013. The decrease is primarily related to the reduction in employee salaries and benefits associated with the fulfillment of service of the web management services of $677,000, customer service costs for website hosting of $204,000, and processing fees of $44,000.

Research and Development

Research and development expenses consist primarily of salaries and benefits which are attributable to the development of our web development software products.  Research and development expenses decreased 1% or $6,000, to $523,000 for the nine months ended September 30, 2014 as compared to $529,000 for the nine months ended September 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, as well as advertising expenses.  Selling and marketing expense decreased 92% or $700,000, to $61,000 for the nine months ended September 30, 2014 as compared to $761,000 for the nine months ended September 30, 2013. This decrease was primarily attributable to the decrease in allocated salaries and benefits based on reduced sales.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 45% or $1,668,000, to $2,070,000 for the nine months ended September 30, 2014 as compared to $3,738,000 for the nine months ended September 30, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses due to the 60% reduction in revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTAs, which generally carry an 18% simple interest rate. Other income decreased 64% or $272,000, to $155,000 for the nine months ended September 30, 2014 as compared to $427,000 for the nine months ended September 30, 2013.  The decrease primarily relates to the decrease in the outstanding EPTA balance to $247,000 as of September 30, 2014 compared to $644,000 at September 30, 2013.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,861,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and major shareholder, in July 2014 that he would provide the necessary level of financial support to enable the Company to pay its debts as they become due through November 15, 2015.  Based on such commitment, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 50% or $1,423,000, to $1,426,000 for the nine months ended September 30, 2014 as compared to $2,849,000 for the year ended December 31, 2013.  Working capital, excluding deferred revenue, decreased 43% or $1,742,000, to $2,306,000 as of September 30, 2014 as compared to $4,048,000 as of December 31, 2013. Deferred revenue balances represent historical contract sales for which we cannot immediately recognize revenue. We currently anticipate that the costs and expenses we will incur as these deferred revenue amounts are recognized as revenue will be insignificant. Consequently, we do not consider deferred revenue to be a factor that impacts our future cash requirements. The decrease in working capital excluding deferred revenue is primarily attributable to the decrease in revenue from our StoresOnline segment EPTA accounts receivable collections, resulting in the use of our cash and cash equivalents to fund operating activities.

Cash and Cash Equivalents

Cash and cash equivalents decreased 39% or $1,215,000, to $1,861,000 at September 30, 2014 as compared to $3,076,000 as of December 31, 2013. During the nine months ended September 30, 2014, we used $3,016,000 in cash for operating activities, investing activities provided $1,807,000, and used $6,000 in cash for financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 39% or $467,000, to $739,000 at September 30, 2014 as compared to $1,206,000 at December 31, 2013. Long-term trade receivables, net of allowance for doubtful accounts, decreased 26% or $30,000, to $86,000 at September 30, 2014 as compared to $116,000 at December 31, 2013. We offer our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance at September 30, 2014 is primarily related to cash collections of EPTA agreements of $293,000 for the nine month period ended September 30, 2014 and adjustments to EPTA receivables.

Accounts Payable

Accounts payable decreased 13% or $27,000, to $174,000 at September 30, 2014 as compared to $201,000 at December 31, 2013.  Our accounts payable as of September 30, 2014 were generally within our vendors’ terms of payment.

Capital

Total stockholders’ equity decreased 43% or $2,868,000, to $3,833,000 at September 30, 2014 as compared to $6,701,000 at December 31, 2013. The significant changes in stockholders’ equity during the nine months ended September 30, 2014 included an increase of additional paid-in capital of $612,000 for options granted, $48,000 in proceeds from stock option exercises, $134,000 for issuance of common stock related to the acquisition of One Stop Voice (Note 9), and $966,000 for issuance of common stock related to the prepayment of rent on the corporate headquarters (Note 10). In addition, we had a net loss of $4,628,000 for the nine month period ending September 30, 2014.

Off Balance Sheet Arrangements

As of June 30, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.Impact of Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 3, 2014	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

November 3, 2014	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer