Form 10-K
period 2014-12-31
Crexendo, Inc.
filed 2015-03-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014:
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
(Former name, former address and former fiscal year, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCQX Marketplace
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2014 was approximately $9,917,000.

The number of shares of the registrant’s common stock outstanding as of February 24, 2015 was 12,700,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

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

	Year Ended December 31,
	2014	2013
Revenue:
Hosted Telecommunications Services	$4,297	$2,370
Web Services	3,297	7,958
Consolidated revenue	$7,594	$10,328

	Year Ended December 31,
	2014	2013
Income (loss) before income tax provision:
Hosted Telecommunications Services	$(5,689)	$(5,429)
Web Services	(610)	209
Loss before income tax provision	$(6,299)	$(5,220)

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

RESEARCH AND DEVELOPMENT

We invested $1,604,000 and $1,692,000 for the years ended December 31, 2014 and 2013, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for our hosted telecommunications products and services and website development software.

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

EMPLOYEES

As of December 31, 2014, we had 56 employees; 55 full-time and 1 part-time, including 5 executives, 7 sales representatives, 5 in sales management and administration, 11 engineer and IT support in the development of our cloud services solutions, 13 in Hosted Telecommunications Services fulfillment, 3 in customer support, and 12 in finance, legal and business development, collections, marketing, and other general administration.

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

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,906,000. However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The company has the ability to call outstanding warrants to provide additional liquidity for approximately $690,000, if needed.  In addition, the Company received a commitment from the CEO, and major shareholder, in February 2015 that, if needed, he would provide up to $1,000,000 of financial support to enable the Company to fund its operations through March 31, 2016.  As such, the Company believes it will have sufficient funds to pay its obligations as they come due during the next twelve months as a result of the sources of funding detailed above.

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

Changes in our business model and product strategies may adversely impact revenue.

Revenues from the discontinued seminar sale model continue to decrease. Extended Payment Term Agreements (EPTA’s) have almost completed. Hosting fees from websites have continued to decline since the cessation of direct seminar sales. The Company has not actively marketed its website development software and new hosting fees from websites have been minimal.

From time to time we had been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business.

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

We face risks in our strategy of developing new desktop telephones (end points).

We currently are developing new Crexendo ® branded end points. The development is being manufactured by a third party vendor. The end points include Crexendo design, technology and processes.  The acceptance of the end points is not guaranteed and is contingent on factors including but not limited to our meeting certain industry standards, the availability of our vendors to meet agreed terms, supply from vendors being sufficient to meet demand, industry acceptance of the end points, end points meeting the needs of our customers, competitive pricing of the end points, feature set of the end points being up to competitive standards, regulatory approval as required of the end points and competitor claims relating to the end points. Our failure to be able to fully implement the sale of the Crexendo end points or the inability to have end points manufactured to meet our supply needs may cause us damage as well as require us to have to purchase end points from other suppliers at a higher price which could affect sales and margins.

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

Regulatory treatment of VoIP telephony outside the United States varies from country to country, and local jurisdictions. Many times the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in Canada, and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional Countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.

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

Changes to rates by our suppliers, competitors and increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Pricing in the telecommunications industry is very fluid and competitive. Our competitors may reduce their rates which may diminish or eliminate the competitive pricing advantage of our services or otherwise require us to reduce our rates which would affect our margins and revenues. Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our service cost, which may affect our margins. In addition, increased regulation and additional regulatory funding obligations at various levels of government could require us to either increase our prices or absorb the cost or raise our prices which could make us less competitive.  Continued rate decreases could require us to lower our rates to remain competitive which could substantially reduce our revenues, margins, and profitability.

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

Many of our direct competitors offer a range of products and services comparable to those offered by us. These competitors at any time could elect to focus additional resources in our target markets, which could materially and adversely affect us. Many of our current and potential competitors have stronger brand recognition, longer operating histories, larger customer bases, longer relationships with customers, and significantly greater financial, technical, operational, marketing and public relations resources than we do. We believe our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

There are low barriers to entry into the e-commerce services and Hosted VoIP telecommunication markets and, as a result, we face significant competition in a rapidly evolving industry.

We currently do not have patented technology, and only a limited amount of other proprietary technology, that would preclude or inhibit competitors from entering our business.  Although we have patents pending, we currently do not have any registered patents.  In addition, the costs to develop and provide e-commerce and VoIP services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future. There is also the risk that our employees or independent contractors may leave and start competing businesses. The emergence of these enterprises could have a material adverse effect on us. Existing or future competitors may better address new developments or react more favorably to changes within our industry and may develop or offer e-commerce and Hosted VoIP telecommunication services providing significant technological, creative, performance, price, or other advantages over the services that we offer.

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on operating results and financial condition.

A number of very large, well-capitalized, high profile companies serve the e-commerce, VoIP and Cloud technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers, and our revenue and profitability would suffer. These potential competitors could likely offer a broad array of products and services that would compete favorably with our product offerings. They could also likely offer these products at prices that would be difficult for us to match.

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

Congress and the FCC have imposed regulations that require carriers to protect customer information which if not complied with could subject us to fines, penalties and lawsuits.

We are subject to Federal laws and FCC regulations that require us to protect customer information. While we have protections in place to protect customer information there is no assurance that our systems will not be subject to failure or intentional fraudulent attack. The failure to protect the following information could subject us to penalties and diminish the confidence our customers have in our systems which could negatively affect results.  We  have (i) a general duty  to protect the confidentiality of our customer information and release information in the following circumstances: (1) as required by law; (2) with customer approval; and (3) in providing the service from which the customer information is derived; (ii)  regulations prohibiting us from releasing  customer information except when  a password is provided (we would be required to by sending it to the customer address of record or calling  the customer at the phone number of record and (iii) a responsibility not to use customer information for marketing purposes without providing a specific opt out or opt in mechanism;

The FCC has approved net neutrality rules. We cannot predict the effect of this rulemaking or predict whether any new rules will be subject to a legal appeal.

We believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred in limited circumstances in the United States and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth. The FCC has implemented network neutrality rules in the past legal challenges and congressional action may change current rules which could result in, interference with our service or higher charges.  If that occurs it could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.

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

We recorded operating losses on our Hosted Telecommunications Services and Web Services segments for the period ending December 31, 2013 and 2014 of $5,220,000 and $6,299,000, respectively. We have incurred operating losses in each of the three prior years and may incur operating losses in the foreseeable future.

If the market for our new products does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

We market our Web Services and Hosted Telecommunications Services. The market for these products is still evolving and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance. If potential customers do not perceive the benefits of our product lines, sales may not develop or may develop more slowly than we expect, either of which would adversely affect our operations. Because the market for new product development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our ability to use our net operating loss carry-forwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of December 31, 2014, we had net operating loss (“NOL”) carry-forwards of approximately $18,861,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Web Services and Hosted Telecommunications Services and (ii) the emerging nature of the markets in which we compete. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, but not limited to, the following factors:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 24, 2015, we had outstanding 12,700,624 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised.. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control.

Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns  over 50% of the outstanding shares of our common stock based on the number of shares outstanding as of March 3, 2015. As a result, Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board.  As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common stock.

Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of the OTC.QX, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on OTC.QX.  We have had annual losses from continuing operations for the last four years with the possibility of continued losses. It is possible we may not remain in compliance with the minimum condition of OTC.QX continued listing standards.  Delisting from the OTC.QX could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.

OTC.QX disclosure requirements are different than NYSE.MKT requirements.

Our common stock is traded exclusively in the over-the-counter market. The Company previously traded on the NYSE.MKT. The OTC.QX does not maintain the same level of required disclosure and communications required by the NYSE.MKT. For example an annual proxy statement may not be required. We are still required to meet all SEC filing requirements, and intend to continue to make disclosures in the same manner we did while being listed by the NYSE.MKT there is no requirement to do so, and based upon certain circumstances the Company may choose to make only the minimally required disclosures.

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

We sell our products primarily through direct sales, inside sales and our telecommunications dealer program, and we must substantially expand the number of dealers and producing direct sales personnel to increase revenue substantially. If we are unable to expand our dealer network and the sales per dealer and hire and retain qualified sales personnel or if new sales personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business could be compromised. Our sales personnel may require a long period of time to become productive. The time required in achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

We face risks in our direct sales strategy to sell larger enterprises and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We have attempted to increase our sales through our direct sales model to mid-market and larger enterprises. Penetrating these markets is essential to our future growth. The sales cycle for larger customers is more time-consuming, engendering involvement for customization with much company collaborative issues. The sales cycle is also more expensive. There is additional pricing pressure and revenue recognition may be delayed for some complex transactions which can make substantial difference in quarterly results and could harm our businesses and operating results (as larger multi-site orders take longer to install and may require additional engineering support), In addition, larger customers may demand more features, integration services and customization. We do not have substantial experience selling our services to larger businesses which could affect sales, sales issues, engineering issues, implementation issue and acceptance of our services. If a customer is not satisfied with the quality of work performed by us or a third party we might incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our services could damage our ability to obtain additional work from that customer.

We face risks in our sales to certain market segments including but not limited to sales subject to HIPPA Regulations.

We have sold and will continue to attempt to sell to certain customer segments which may have certain requirements for additional privacy or security. In addition sales may be made to enterprises which are subject to additional security requirements and or HIPPA requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments there is no assurance that the Company systems fully comply with all requirements. In addition there are risks associated with third party system failure, or parties illegally hacking into the Company systems.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA, Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business.

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Canada, Philippines, India, Singapore, Australia, and other parts of the world  may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

If we do not successfully expand our infrastructure and build diverse geo redundant locations which require large investments we may be unable to substantially increase our sales and retain customers

Our ability to provide telecommunications services are dependent upon on Data center, facilities and equipment in our single Data Center. While most of our equipment required for operating these services are redundant in nature and offer high availability, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers which may impact our revenue, profitability and retaining of customer and acquiring new customers.

Our ability to provide telecommunication services due to loss of physical facilities in our only data center from act of God or terrorism or vandalism or gross negligence of person(s) currently or formerly associated with the company may result in loss of revenue and future business.

Our ability to recover from disasters, if and when they occur is paramount to offer continued service to our existing customers. While we have adequate equipment and procedures to handle disaster recovery including but not limited to offsite data storage; recovery from such scenarios may cause excessive delays in restoration of service and may result in some data loss. This may severely impact our revenue and may lead to loss of customers.

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

We rely on third parties to provide a portion of our customer service responses, initiate local number portability for our customers, deliver calls to and from PSTN and other public telephone VoIP/Wireless service providers and provide aspects of our E-911 service.

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

Our success depends in part upon the capacity, reliability, and performance of our telecom carriers, and their network infrastructure, including the capacity provided by our Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services

We depend on these companies to provide uninterrupted and error-free service telecom services, sourcing of DIDs, porting of numbers and delivering telephone calls from and to endpoints and devices on our network. Some of these providers are also our competitors. We do not have control over these providers. We may be subject to interruptions or delays in their service.  If we fail to maintain reliable connectivity or performance with our upstream carriers it could then significantly reduce customer demand for our services and damage our business.

Increased costs of third party suppliers may adversely affect our operating results.

Our contracts do not contain provisions allowing certain costs to be passed on to our customers. These include but are not limited to; power to our data center and   capacity leased from our Internet bandwidth suppliers, security breaches and fraud.  We are not in control of costs for these services, or the reliability of these services. Failure of these providers could cause substantial harm to our costs and our ability to retain current customers and acquire new customers. A catastrophic failure of any of these systems could potentially subject us to liability.

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services (including e-commerce and VoIP) may be disrupted by problems with our technology and systems such as malfunctions in our software or facilities. In addition there may be service interruptions for reasons outside our control.  Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions could cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network and Telecommunication interruptions may also impair our ability to sign-up new customers. In addition since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “cyber attacks” from the Internet, which could have a significant impact on our systems and services. Our customers’ ability to use our services is dependent on third-party internet providers which may suffer service disruptions.  If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our growth may suffer.

Our operations could be hurt by a natural disaster, network security breach, or other catastrophic event.

We maintain a fully redundant network infrastructure in our data center in Tempe, Arizona.  Currently, we do not have multiple site capacity if any catastrophic event occurs, although we expect to attain multiple site redundancy sometime in the future. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. While we do not believe that we have lost customers as a consequence, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

Failure in our data center or services could lead to significant costs and disruptions.

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

Internet security issues and growing Cyber threats  pose risks to the development of e-commerce and our business.

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

We depend upon Industry standard protocols, best practices, solutions, third-party software, technology, tools including but not limited to Open Source software.

We rely on non-proprietary third party licensing and software some of which may be Open Source and protected under various licensing agreements. We may be subject to additional royalties, license or trademark infringement costs or other unknown costs when one or more of these third party technologies are affected or need to be replaced due to end-of-support or end-of-sale of such third parties.

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

We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. While the Company believes its systems meet or exceed industry standards the Company does not believe it is required to meet PCI level 1 Compliance and has not recertified under that level. Failure to meet PCI compliance levels could negatively impact the Company’s ability to collect and store credit card information which could cause substantial disruption to our business.

ITEM 2.	PROPERTIES

Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona owned by our CEO and approximately 1,300 square feet of office space in Reno, NV which is leased from an unaffiliated third party. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281.  We maintain tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we receive inquiries from federal, state, city and local government officials as well as the FCC and taxing authorities in the various jurisdictions in which we operate. These inquiries and investigations related primarily to our discontinued seminar operations and concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, services and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

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

In November 2014 the parties attended a mediation where the case was settled. The Plaintiffs have dismissed the case with prejudice.

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

MARKET INFORMATION

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”.  The following table sets forth the range of high and low sales prices as reported on the NYSE – MKT for the periods indicated.

	High	Low
Year Ended December 31, 2014
October to December 2014	$3.05	$1.10
July to September 2014	3.35	2.66
April to June 2014	3.58	3.01
January to March 2014	3.80	3.00
Year Ended December 31, 2013
October to December 2013	$3.25	$2.82
July to September 2013	3.30	2.80
April to June 2013	3.31	2.41
January to March 2013	3.15	2.40

SECURITY HOLDERS

There were 242 holders of record of our shares of common stock as of February 24, 2015. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

There are no contractual restrictions on dividends declared for the year ended December 31, 2014 and 2013.

ISSUER PURCHASES OF EQUITY SEQURITIES

None

RECENT SALES OF UNREGISTERED SECURITIES

On December 23, 2014, we issued 1,449,275 shares of common stock and 500,000 warrants to Seven G. Mihaylo, Chief Executive Officer of the Company at a price of $1.38 per share. The financing resulted in gross proceeds to us of $2.0 million. We expect to use the net proceeds from the sale of the shares to fund our operations and for general corporate purposes.  The warrants will be exercisable for 500,000 shares of common stock until the fifth anniversary of the date of issuance of the warrants.  The warrants have a strike price of $1.38 per share.

The securities were offered and sold to Steven G. Mihaylo an accredited investor without registration under the Securities Act or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

Hosted Telecommunications Services - Our hosted telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.

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

On June 1, 2014, we acquired certain assets from One Stop Tech Solutions, LLC, dba One Stop Voice (OSV), a privately held provider of IP Telecom and Cloud communications located in Scottsdale, Arizona.  The aggregate purchase price of approximately $540,000 consisted of $195,000 of cash paid at closing and 40,521 shares of our common stock with an estimated fair value of approximately $134,000 at the time of the acquisition.  In addition, the Company recorded as part of the purchase price approximately $211,000 of contingent consideration it estimates will be paid during the earn-out period, at a split of 60% cash and 40% stock.  The historical results of operations of OSV were not significant to the Company’s consolidated results of operations for the periods presented.

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

Our Hosted Telecommunications Services revenue increased 81% or $1,927,000 to $4,297,000 for the year ended December 31, 2014 as compared to $2,370,000 for the year ended December 31, 2013. As of December 31, 2014 and 2013, our backlog was $9,763,000 and $7,019,000, respectively.

Web Services segment – We generate website hosting revenue and professional services revenue primarily from search engine optimization services, link building, paid search management services, conversion rate optimization services, and website design and development. These services are typically billed on a fixed price basis or on a monthly recurring basis with an initial term of six to twelve months. During the quarter ended September 30, 2013, the Company made a strategic decision to limit our provision of web services to our enterprise sized customers.

Our typical EPTA agreement has a term of two to three years.  As such, while we no longer plan to offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.

Our Web Services revenue decreased 59% or $4,661,000 to $3,297,000 for the year ended December 31, 2014 as compared to $7,958,000 for the year ended December 31, 2013. As of December 31, 2014 and 2013, our backlog was $28,000 and $553,000, respectively.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance.  These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis.  We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, rent expense paid with common stock, and amortization of intangibles.  We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization.  We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries.  We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, and rent expense paid with stock.  We use Adjusted EBITDA as a supplemental measure to review and assess operating performance.  We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our March 3, 2015 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	they do not reflect changes in, or cash requirements for, our working capital needs;

●	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;

●	they do not reflect income taxes or the cash requirements for any tax payments;

●
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

●
while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and

●	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income (loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)
	Year Ended December 31,
	2014	2013
	(In thousands)
U.S. GAAP net loss	$(6,376)	$(4,963)
Share-based compensation	1,049	808
Amortization of rent expense paid in stock	268	-
Amortization of intangible assets	248	117
Non-GAAP net loss	$(4,811)	$(4,038)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Year Ended December 31,
	2014	2013
	(In thousands)
U.S. GAAP net loss	$(6,376)	$(4,963)
Depreciation and amortization	663	1,145
Interest expense	3	-
Interest and other (income) expense	(303)	(525)
Income tax provision/(benefit)	77	(257)
EBITDA	$(5,936)	$(4,600)
Share-based compensation	1,049	808
Amortization of rent expense paid in stock	268	-
Adjusted EBITDA	$(4,619)	$(3,792)

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

Cost of Revenue – Our cost of Hosted Telecommunications Service revenue primarily consists of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service and travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment.

Cost of Web Services revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.

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

Income Taxes -- In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities. Our deferred income tax assets consist primarily of the future benefit of net operating loss carry-forwards, certain deferred revenue, accrued expenses and tax credit carry-forwards. We may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

Stock Based Compensation -- We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company.  The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term.

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

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
	2014	2013

Revenue	$7,594	$10,328
Loss before income taxes	(6,299)	(5,220)
Income tax benefit (provision)	(77)	257
Net loss	(6,376)	(4,963)
Basic/diluted net loss per share	$(0.57)	$(0.46)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenue decreased 26% or $2,734,000, to $7,594,000 for the year ended December 31, 2014 as compared to $10,328,000 for the year ended December 31, 2013.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $2,495,000 and our shift in focus to only providing Web Services to enterprise-sized customers, resulting in a decrease of $1,420,000. Web Services revenue decreased 59% or $4,661,000 to $3,297,000 during the year ended December 31, 2014 compared to $7,958,000 for the year ended December 31, 2013. Web Services revenue was offset by an increase in our Hosted Telecommunications Services revenue of 81% or $1,927,000 to $4,297,000 during the year ended December 31, 2014 compared to $2,370,000 for the year ended December 31, 2013.

Loss Before Income Taxes

Loss before income tax increased 21% or $1,079,000, to $6,299,000 for the year ended December 31, 2014 as compared to $5,220,000 for the year ended December 31, 2013 primarily due to a decrease in EPTA collections and outstanding balances segment in Web Services revenue along with a decrease in other income of $225,000 to $300,000 for year ended December 31, 2014 as compared to $525,000 for year ended December 31, 2013 primarily due to interest income from EPTAs. This was offset by an increase in our Hosted Telecommunications revenue of $1,927,000 and a decrease in total operating expenses of $1,880,000 to $14,193,000 for the year ended December 31, 2014 as compared to $16,073,000 for the year ended December 31, 2013.

Income Tax Provision

We had an income tax provision of $77,000 for the year ended December 31, 2014 compared to an income tax benefit of $257,000 for the year ended December 31, 2013.  We had a pre-tax loss for the years ended December 31, 2014 and 2013 of $6,299,000 and $5,220,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2014 and 2013.

Segment Operating Results

The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.  Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the prior year have been modified to conform to current year segment operating results presentations. The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Hosted Telecommunications Services Segment (in thousands)

	Year Ended December 31,
Hosted Telecommunications Services	2014	2013
Revenue	$4,297	$2,370
Operating expenses:
Cost of revenue	2,847	2,160
Research and development	934	987
Selling and marketing	2,215	2,242
General and administrative	4,077	2,413
Total operating expenses	10,073	7,802
Operating loss	(5,776)	(5,432)
Other income	87	3
Loss before tax provision	$(5,689)	$(5,429)

Quarterly Financial Information

	Year ended December 31, 2014 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Hosted Telecommunications Services	(In thousands, except per share data)
Revenue	$955	$963	$1,035	$1,344
Operating expenses:
Cost of revenue	663	708	630	846
Selling and marketing	618	488	536	573
General and administrative	937	885	955	1,300
Research and development	245	258	214	214
Goodwill impairment	-	-	-	-
Total operating expenses	2,463	2,339	2,335	2,933
Loss from operations	(1,508)	(1,376)	(1,300)	(1,589)
Total other income	20	21	24	22
Loss before income taxes	$(1,488)	$(1,355)	$(1,276)	$(1,567)

	Year ended December 31, 2013 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Hosted Telecommunications Services	(In thousands, except per share data)
Revenue	$385	$491	$696	$798
Operating expenses:
Cost of revenue	448	498	580	634
Selling and marketing	522	490	564	666
General and administrative (1)	358	506	698	851
Research and development	291	248	223	225
Goodwill impairment	-	-	-	-
Total operating expenses	1,619	1,742	2,065	2,376
Loss from operations	(1,234)	(1,251)	(1,369)	(1,578)
Total other income	3	-	-	-
Loss before income taxes	$(1,231)	$(1,251)	$(1,369)	$(1,578)

———————
(1)	During the first quarter of the year ended December 31, 2013, we entered into a settlement and released $606,000 of the lease abandonment accrual.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Hosted Telecommunications Services segment revenue increased 81% or $1,927,000, to $4,297,000 for the year ended December 31, 2014 as compared to $2,370,000 for the year ended December 31, 2013.  In January 2012 our direct sales representatives began selling our Hosted Telecommunications Services products and services.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through 36 to 60 month service contracts. As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog.  Backlog represents future revenue on contracts signed with no service or payment provided at December 31, 2014 and December 31, 2013.

Hosted Telecommunications Services backlog as of December 31, 2014	$9,763
Hosted Telecommunications Services backlog as of December 31, 2013	$7,019

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment. Cost of revenue increased 32% or $687,000, to $2,847,000 for the year ended December 31, 2014 as compared to $2,160,000 for the year ended December 31, 2013.  These direct costs increased due to an increase in revenue.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 5% or $53,000, to $934,000 for the year ended December 31, 2014 as compared to $987,000 for the year ended December 31, 2013.  The decrease was primarily attributed to a decrease in payroll costs, as the average monthly number of engineers decreased to 14 from 15 for the years ended December 31, 2014 and 2013, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials.  Selling and marketing expenses decreased 1% or $27,000, to $2,215,000 for the year ended December 31, 2014 as compared to $2,242,000 for the year ended December 31, 2013.  The decrease was primarily attributable to a decrease in the sales representative’s salary and benefit expenses with an offsetting increase in dealer channel commissions.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for rent, professional fees, and administrative personnel.  General and administrative expenses increased 69% or $1,664,000, to $4,077,000 for the year ended December 31, 2014 as compared to $2,413,000 for the year ended December 31, 2013.  General and administrative expenses for the year ended December 31, 2014 were higher than the year ended December 31, 2013, primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment.  As Web Services revenue decreased significantly for the year ended December 31, 2014 compared to 2013, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income

Other income primarily relates to the allocated portion of sublease rental income.  Other income increased $84,000, to $87,000 for the year ended December 31, 2014 as compared to $3,000 for the year ended December 31, 2013.  This increase is primarily due to the decrease in Web Revenue and increase in Hosted Telecommunications revenue, which led to a higher allocation for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Operating Results of our Web Services Segment (in thousands)

	Year Ended December 31,
Web Services	2014	2013
Revenue	$3,297	$7,958
Operating expenses:
Cost of revenue	735	1,931
Research and development	670	705
Selling and marketing	65	813
General and administrative	2,650	4,822
Total operating expenses	4,120	8,271
Operating loss	(823)	(313)
Other income	213	522
Income/(loss) before income taxes	$(610)	$209

Quarterly Financial Information

	Year ended December 31, 2014 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Web Services	(In thousands, except per share data)
Revenue	$1,117	$845	$690	$645
Operating expenses:
Cost of revenue	267	176	160	132
Selling and marketing	35	16	10	4
General and administrative	813	663	594	580
Research and development	169	177	180	147
Goodwill impairment	-	-	-	-
Total operating expenses	1,284	1,032	944	863
Loss from operations	(167)	(187)	(254)	(218)
Total other income	57	61	37	58
Loss before income taxes	$(110)	$(126)	$(217)	$(160)

	Year ended December 31, 2013 For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Web Services	(In thousands, except per share data)
Revenue	$2,637	$2,246	$1,732	$1,343
Operating expenses:
Cost of revenue	594	472	464	401
Selling and marketing	386	227	148	52
General and administrative (1)	1,080	1,346	1,312	1,084
Research and development	190	166	173	176
Goodwill impairment	-	-	-	-
Total operating expenses	2,250	2,211	2,097	1,713
Income/(loss) from operations	387	35	(365)	(370)
Total other income	209	120	98	95
Income/(loss) before income taxes	$596	$155	$(267)	$(275)

———————
(1)	During the first quarter of the year ended December 31, 2013, we entered into a settlement and released $606,000 of the lease abandonment accrual.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Web Services segment revenue decreased 59% or $4,661,000, to $3,297,000 for the year ended December 31, 2014 as compared to $7,958,000 for the year ended December 31, 2013.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $2,495,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $1,420,000, a decrease in hosting revenue of $480,000, and a decrease in other revenue of $266,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.  A substantial portion of Web Services revenue is generated through three to twelve month service contracts.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.

Below is a table which displays the Web Services revenue backlog as of December 31, 2014 and 2013, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of December 31, 2014	$28
Web Services backlog as of December 31, 2013	$553

Revenue related to cash collected under EPTA agreements decreased 78% or $2,495,000 to $694,000 for the year ended December 31, 2014, compared to $3,189,000 for the year ended December 31, 2013.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next twelve months.  The following table summarizes the activity within deferred revenue for the years ended December 31, 2014 and 2013 (in thousands):

EPTA deferred revenue as of January 1, 2014	$545
Cash collected on Principal of EPTA Contracts	(694)
Adjustments of EPTA deferred revenue	335
EPTA deferred revenue as of December 31, 2014	$186

EPTA deferred revenue as of January 1, 2013	$3,173
Cash collected on Principal of EPTA Contracts	(3,189)
Adjustments of EPTA deferred revenue	561
EPTA deferred revenue as of December 31, 2013	$545

Revenue related to cash collected on previously written off bad debt decreased 22% or $88,000, to $326,000 for the year ended December 31, 2014 as compared to $414,000 for the year ended December 31, 2013.

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 62% or $1,196,000, to $735,000 for the year ended December 31, 2014 as compared to $1,931,000 for the year ended December 31, 2013.  The decrease is primarily related to the reduction in salaries and benefits associated with the fulfillment of website management services of $966,000 and reduction in customer service costs for website hosting of $230,000.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 5% or $35,000, to $670,000 for the year ended December 31, 2014 as compared to $705,000 for the year ended December 31, 2013.  The decrease was due to decreased salaries and expenses related to the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 92% or $748,000, to $65,000 for the year ended December 31, 2014 as compared to $813,000 for the year ended December 31, 2013.  The decrease was primarily attributable to discontinuing the sale of web products in 2013, thus there was no allocation of salaries and expenses in 2014 and a reduction in web commissions in 2014 to a minimal amount.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 45% or $2,172,000, to $2,650,000 for the year ended December 31, 2014 as compared to $4,822,000 for the year ended December 31, 2013.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 59% decrease in revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.

Other Income

Other income primarily relates to interest earned on EPTA contracts, which generally carry an 18% simple interest rate.  Other income decreased 59% or $309,000, to $213,000 for the year ended December 31, 2014 as compared to $522,000 for the year ended December 31, 2013.  This decrease is primarily due to the decrease in outstanding EPTA receivables as cash is collected and uncollectable accounts are written off.

LIQUIDITY AND CAPITAL RESOURCES

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,906,000. However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The company has the ability to call outstanding warrants to provide additional liquidity for approximately $690,000, if needed.  In addition, the Company received a commitment from the CEO, and major shareholder, in February 2015 that, if needed, he would provide up to $1,000,000 of financial support to enable the Company to fund its operations through March 31, 2016.  As such, the Company believes it will have sufficient funds to pay its obligations as they come due during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 24% or $695,000 to $2,154,000 as of December 31, 2014 as compared to $2,849,000 as of December 31, 2013.  The decrease in working capital is primarily due to a decrease in cash and restricted cash of $524,000 from December 31, 2013 to December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents decreased 6% or $170,000, to $2,906,000 as of December 31, 2014 as compared to $3,076,000 as of December 31, 2013.  During the year ended December 31, 2014, we used cash flows for operating activities of $4,338,000, investing activities provided $2,152,000, and financing activities provided $2,016,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 50% or $599,000, to $607,000 as of December 31, 2014 as compared to $1,206,000 as of December 31, 2013.  Long-term trade receivables, net of allowance for doubtful accounts, decreased 45% or $52,000, to $64,000 as of December 31, 2014 as compared to $116,000 as of December 31, 2013.  We offered our customers an installment contract with payment terms between 24 and 36 months (EPTAs), as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  Trade receivables will continue to decline as cash is collected on EPTA contracts.

Accounts Payable

Accounts payable decreased 77% or $154,000, to $47,000 as of December 31, 2014 as compared to $201,000 as of December 31, 2013.  The aging of accounts payable as of December 31, 2014 and 2013 was generally within our vendors’ terms of payment.  The decrease is primarily related to the decrease in operating costs as a result of cost cutting measures and the timing of vendor payments.

Capital

Total stockholders’ equity decreased 32% or $2,157,000, to $4,544,000 as of December 31, 2014 as compared to $6,701,000 as of December 31, 2013. The decrease as of December 31, 2014 in total stockholders’ equity was attributable to net loss of $6,376,000 offset by an increase in Additional Paid-in-Capital of $784,000 for options granted, $265,000 for warrants granted, $70,000 for proceeds from stock options exercised, $134,000 for issuance of common stock in connection with a business acquisition (Note 3), $2,000,000 from sale of common stock and $966,000 for issuance of common stock related to the prepayment of rent on the corporate headquarters (Note 15).

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 3, 2015

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$2,906	$3,076
Restricted cash	133	487
Trade receivables, net of allowance for doubtful accounts of $49
as of December 31, 2014 and $163 as of December 31, 2013	543	1,090
Inventories	72	217
Equipment financing receivables	171	94
Income tax receivable	-	55
Prepaid expenses and other	1,032	620
Total current assets	4,857	5,639

Certificate of deposit	251	250
Long-term trade receivables, net of allowance for doubtful accounts
of $19 as December 31, 2014 and $37 as of December 31, 2013	64	116
Long-term equipment financing receivables	455	398
Property and equipment, net	68	2,195
Deferred income tax assets, net	381	244
Intangible assets, net	676	571
Goodwill	272	75
Long-term prepaid rent	376	-
Other long-term assets	114	119
Total Assets	$7,514	$9,607

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$47	$201
Accrued expenses	1,331	1,095
Income tax payable	7	-
Contingent consideration	211	51
Deferred income tax liability	381	244
Deferred revenue, current portion	726	1,199
Total current liabilities	2,703	2,790

Deferred revenue, net of current portion	64	116
Other long-term liabilities	203	-
Total liabilities	2,970	2,906

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 12,681,617 shares outstanding as of December 31, 2014 and 10,801,315 shares outstanding
as of December 31, 2013	13	11
Additional paid-in capital	55,413	50,998
Contingent consideration	-	198
Accumulated deficit	(50,882)	(44,506)
Total stockholders' equity	4,544	6,701

Total Liabilities and Stockholders' Equity	$7,514	$9,607

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2014	2013
Revenue	$7,594	$10,328
Operating expenses:
Cost of revenue	3,582	4,091
Selling and marketing	2,280	3,055
General and administrative	6,727	6,970
Research and development	1,604	1,692
Goodwill impairment	-	265
Total operating expenses	14,193	16,073

Loss from operations	(6,599)	(5,745)

Other income:
Interest income	150	501
Other income, net	150	24
Total other income, net	300	525

Loss before income tax	(6,299)	(5,220)

Income tax benefit/(provision)	(77)	257

Net loss	$(6,376)	$(4,963)

Net loss per common share:
Basic	$(0.57)	$(0.46)
Diluted	$(0.57)	$(0.46)

Weighted-average common shares outstanding:
Basic	11,163,592	10,714,353
Diluted	11,163,592	10,714,353

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014 and December 31, 2013
 (In thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Contingent	Accumulated	Stockholders'
	Shares	Amount	Capital	Consideration	Deficit	Equity
Balance, January 1, 2013	10,669,201	$11	$49,824	$-	$(39,543)	$10,292
Expense for stock options granted to employees	-	-	808	-	-	808
Stock issued under stock award plans	67,832	-	181	-	-	181
Issuance of common stock in connection with a business acquisition	38,516	-	107	-	-	107
Contingent consideration	-	-	-	276	-	276
Issuance of common stock from contingent consideration	25,766	-	78	(78)	-	-
Net loss	-	-	-	-	(4,963)	(4,963)
Balance, December 31, 2013	10,801,315	11	50,998	198	(44,506)	6,701
Expense for stock options granted to employees	-	-	784	-	-	784
Stock issued under stock award plans	28,418	-	70	-	-	70
Issuance of common stock for rent	300,000	-	966	-	-	966
Issuance of common stock in connection with a business acquisition	40,521	-	134	-	-	134
Issuance of common stock from contingent consideration	62,088	-	198	(198)	-	-
Issuance of common stock in connection with stock purchase agreement	1,449,275	2	1,998	-	-	2,000
Issuance of common stock warrants in connection with stock purchase agreement	-	-	265	-	-	265
Net loss	-	-	-	-	(6,376)	(6,376)
Balance, December 31, 2014	12,681,617	$13	$55,413	$-	$(50,882)	$4,544

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,376)	$(4,963)
Adjustments to reconcile net loss to net
cash used for operating activities:
Goodwill impairment	-	265
Lease abandonment	-	(606)
Amortization of prepaid rent	268	-
Depreciation and amortization	663	1,145
Expense for warrants and stock options issued to employees	1,049	808
Change in uncertain tax positions	-	(253)
Loss/(gain) on disposal of property and equipment	(1)	3
Amortization of deferred gain	(78)	-
Change in fair value of contingent consideration	3	(13)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	599	2,232
Equipment financing receivables	(134)	(368)
Inventories	145	(46)
Income tax receivable	55	379
Prepaid expenses and other	(90)	(287)
Other long-term assets	5	(22)
Accounts payable, accrued expenses and other	72	(1,520)
Income tax payable	7	-
Deferred revenue	(525)	(2,136)
Net cash used for operating activities	(4,338)	(5,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(8)	(62)
Proceeds from sale of property and equipment	2,002	15
(Acquisition)/Redemption of certificate of deposit	(1)	250
Change in restricted cash	354	957
Business acquisitions	(195)	(300)
Net cash provided by investing activities	2,152	860

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	70	181
Payments of contingent consideration	(54)	(23)
Proceeds from sale of common stock and warrants	2,000	-
Net cash provided by financing activities	2,016	158

NET DECREASE IN CASH AND CASH EQUIVALENTS	(170)	(4,364)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,076	7,440

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$2,906	$3,076

Supplemental disclosure of cash flow information:
Cash (used)/received during the year for:
Income taxes	$(14)	$383
Supplemental disclosure of non-cash investing and financing information:
Prepayment of rent with common stock	$966	$-
Business acquisition with stock (Note 3)	$134	$107
Contingent consideration related to acquisition (Note 3)	$211	$363
Exchange of property and equipment for services rendered	$-	$4

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

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,906,000. However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The company has the ability to call outstanding warrants to provide additional liquidity for approximately $690,000, if needed.  In addition, the Company received a commitment from the CEO, and major shareholder, in February 2015 that, if needed, he would provide up to $1,000,000 of financial support to enable the Company to fund its operations through March 31, 2016.  As such, the Company believes it will have sufficient funds to pay its obligations as they come due during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2014, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $2,487,000.

Restricted Cash – We classified $133,000 and $487,000 as restricted cash as of December 31, 2014 and 2013, respectively.  Cash is restricted for state licensing letters of credit and compensating balance requirements on merchant accounts, and purchasing card agreements.  As of December 31, 2014, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $133,000.

Trade Receivables – We have historically offered to our web site development software customers the option to finance, typically through 24 and 36-month extended payment term arrangements (“EPTAs”), purchases made at our suspended Internet Training Workshops through our Web Services segment. EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff.  EPTAs are recorded on a nonaccrual cash basis beginning on the contract date. Trade receivables from our hosted telecommunications and web services segments are recorded at invoiced amounts.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized interest income of $150,000 and $501,000 for the years ended December 31, 2014 and 2013, respectively.

Inventory - Telecommunications equipment inventory is stated at the lower of cost (first-in, first-out method) or market.   In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $251,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $415,000 and $1,022,000 for the year ended December 31, 2014 and 2013, respectively.  Depreciable lives by asset group are as follows:

Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the year.

Goodwill – Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.  During the quarter ended September 30, 2013, the Company made a strategic decision to limit the sale of web services to our enterprise sized customers.  As this change significantly impacted revenue in our Web Services segment, the Company determined that the change was a triggering event requiring the Company to perform an impairment assessment to determine whether the carrying amount of the goodwill exceeded its fair value. In accordance with the accounting guidance, the Company performed the two-step goodwill impairment test and concluded that the goodwill related to CastleWave was impaired and recorded an impairment charge of $265,000 to eliminate the carrying value of the CastleWave goodwill.

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV, which include customer relationships and developed technology.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense from these acquired assets is included in general and administrative expenses and totaled $248,000 and $123,000 for the years ended December 31, 2014 and 2013, respectively.

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

Cost of Revenue – Cost of Hosted Telecommunications Service revenue primarily consists of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service and travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment. Cost of Web Services revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.

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

	December 31,	December 31,
	2014	2013
Prepaid sales commissions	$424,000	$189,000
Accumulated amortization	(116,000)	(13,000)
Prepaid sales commissions, net	$308,000	$176,000

We amortized commission expense of $103,000 and $13,000 for the years ended December 31, 2014 and 2013, respectively.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on net deferred tax assets, see Note 12.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2014 and 2013.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable as of and for the years ended December 31, 2014 and 2013.

Recently Adopted Accounting Guidance - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the year ended December 31, 2014 and 2013 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2014	2013

Net loss (in thousands)	$(6,376)	$(4,963)

Weighted-average share reconciliation:
Weighted-average shares outstanding	11,163,592	10,714,353
Weighted-average basic shares outstanding	11,163,592	10,714,353
Diluted shares outstanding	11,163,592	10,714,353

Net loss per common share:
Basic	$(0.57)	$(0.46)
Diluted	$(0.57)	$(0.46)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive. At December 31, 2014 and 2013, the common stock equivalent shares were, as follows:

	Year Ended December 31,
	2014	2013

Shares of common stock issuable under equity incentive plans outstanding	2,147,561	2,130,239
Shares of common stock issuable upon conversion of warrants	500,000	-
Common stock equivalent shares excluded from diluted net loss per share	2,647,561	2,130,239

3.           Acquisitions

One Stop Tech Solutions, LLC Acquisition

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

The following table presents the purchase price allocation of OSV (in thousands):

Consideration (including estimated unpaid contingent consideration):
Cash	$195
Common stock	134
Contingent consideration	211
Total consideration	$540

Recognized amounts of identifiable assets acquired and liabilities assumed:
Identifiable intangible assets	$353
Commission liability	(10)
Total identifiable net assets	343
Goodwill	197
Total consideration	$540

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands):

Intangible Assets:	Amount	Weighted Average useful life (in years)
Customer relationships	$335	7
Technology	18	3
Total intangible assets	$353

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for One Stop Voice services. The estimated fair value of customer relationships was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

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

PBX Holdings, LLC. Acquisition

On June 4, 2013 we acquired certain assets from PBX Holdings, LLC., dba PBX Central, a privately-held provider of IP Telecom and Cloud communications located in Austin, Texas. The aggregate purchase price of approximately $770,000 consisted of $300,000 of cash paid at closing and 38,516 shares of our common stock with an estimated fair value of approximately $107,000. The fair value of the issuance of common stock issued as consideration for PBX Central was determined on the basis of the closing market price of the Company’s common stock on the acquisition date. In addition, the Company recorded as part of the purchase price approximately $363,000 of contingent consideration. The estimated additional payment obligation is comprised of approximately $87,000 of cash consideration and 115,385 shares of the Company’s common stock with an estimated value of approximately $276,000 at the time of the acquisition.  The Company’s consolidated financial statements include the results of operations of PBX Central from the date of acquisition and were accounted for as an acquisition of a business. The historical results of operations of PBX Central were not significant to the Company’s consolidated results of operations for the periods presented. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, goodwill associated with the PBX Central acquisition will not be amortized and will be tested for impairment at least annually.

During the third quarter of 2013, the Company completed the valuation of the intangible assets acquired.  The final assessment resulted in no changes to the amounts recorded.  The following table presents the final allocation of the purchase price for PBX Central (in thousands):

Consideration (including estimated unpaid contingent consideration):
Cash	$300
Common stock	107
Contingent consideration	363
Total consideration	$770

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and equipment	$7
Identifiable intangible assets	688
Total identifiable net assets	695
Goodwill	75
Total consideration	$770

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands):

	Amount	Weighted Average useful life (In years)
Technology	$180	2
Customer relationships	508	10
Total	$688

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for PBX Central services. The estimated fair value of customer relationships was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

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

4.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2014	2013

Trade receivables	$433	$688
Conforming EPTAs	192	577
Non-Conforming EPTAs:
1 - 30 days	19	68
31 - 60 days	28	30
61 - 90 days	3	43
Gross trade receivables	675	1,406
Less: allowance for doubtful accounts	(68)	(200)
Trade receivables, net	$607	$1,206

Current trade receivables, net	$543	$1,090
Long-term trade receivables, net	64	116
Trade receivables, net	$607	$1,206

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $158,000 and $1,027,000 of EPTAs during the years ended December 31, 2014 and 2013 respectively, of which, all had original contract terms of greater than one year.

5.           Equipment Financing Receivables

We rent certain hosted telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  Equipment finance receivables arising from the rental of our hosted telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,
	2014	2013

Gross financing receivables	$1,610	$1,369
Less unearned income	(984)	(877)
Financing receivables, net	626	492
Less: Current portion of finance receivables, net	(171)	(94)
Finance receivables due after one year	$455	$398

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

6.           Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Software	$1,183	$1,180
Computers and office equipment	1,790	1,785
Land	-	877
Building	-	765
Building improvements	-	758
Leasehold improvements	8	8
Furniture and fixtures	4	124
Less accumulated depreciation and amortization	(2,917)	(3,302)
Total property and equipment, net	$68	$2,195

7.           Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2014	2013
Customer relationships	$941	$606
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	180
Less accumulated amortization
Customer relationships	(316)	(163)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(147)	(52)
Total	$676	$571

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2014 (in thousands):

Year ending December 31,
2015	$209
2016	131
2017	97
2018	72
2019	53
Thereafter	114
Total	$676

8.           Goodwill

The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

Acquisition Related Goodwill
Balance at December 31, 2012	$265
Goodwill impairment - CastleWave	(265)
Additions - PBX Central	75
Balance at December 31, 2013	$75
Additions - OSV	197
Balance at December 31, 2014	$272

9.           Fair Value Measurements

We have financial instruments as of December 31, 2014 and 2013 for which the fair value is summarized below (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$607	$607	$1,206	$1,190
Equipment financing receivables	626	626	492	492
Certificate of deposit	251	251	250	250
Liabilities:
Acquisition related contingent consideration	$211	$211	$51	$51

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2014 and 2013 (in thousands):

		Fair value measurement at reporting date
Description	As of December 31, 2014	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	211	-	-	211

Description	As of December 31, 2013	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$250	$-	$250	$-
Liabilities:
Acquisition related contingent consideration	51	-	-	51

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at December 31, 2014 and 2013, respectively (in thousands):

Contingent consideration liability	Fair Value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2014 - 2015

Contingent consideration liability	Fair Value at December 31, 2013	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$51	Discounted cash flow	Discount Rate	17.9%

			Probability of milestone payment	90%
			Projected year of payments	2014

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2012	$-
Purchases, sales and settlements, net	87
Cash payments	(23)
Fair value adjustment	(13)
Balance at December 31, 2013	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at December 31, 2014	$211

10.           Equity

Common Stock

In July 2013, the Company’s Certificate of Incorporation with the State of Delaware was amended to reduce the aggregate number of shares authorized for issuance from 100,000,000 to 25,000,000.  Shares of common stock reserved for future issuance as of December 31, 2014 were as follows:

Common stock warrants	500,000
Stock-based compensation plans:
Outstanding option awards	2,147,561
Available for future grants	3,555,434
6,202,995

Warrants

On December 23, 2014, the Company entered into a stock purchase agreement with a major shareholder and CEO of the Company, whereby 1,449,275 shares of the Company’s common stock were sold at an aggregate purchase price of $2,000,000.  In connection with the Stock Purchase Agreement, warrants to purchase 500,000 shares of the Company’s common stock at a price of $1.38 per share were provided to the purchaser. The warrants contain standard limitations and representations and are exercisable for a period of five years from the date of the stock purchase agreement. Further, for a period of two years from the date of the agreement, the Company shall be entitled to require the purchaser to exercise up to 500,000 of the warrants, upon it determining that it requires cash to meet liquidity needs. The warrants are legally detachable and separately exercisable.  In addition, the warrants require the Company to transfer a fixed number of shares at the stated price at inception of the contract and the holder is exposed to risk and rewards similar to those of an owner. As a result, the proceeds from the stock purchase agreement were allocated to stockholders’ equity and the warrants based on the relative fair value of the instruments, resulting in stock option expense of $265,000 being recorded, with a corresponding increase to additional paid-in-capital as part of stockholders’ equity.  Fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	55%
Expected life (in years)	5.00
Risk-free interest rate	1.76%
Expected dividend yield	0.00%

11.           Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock, and other share-based awards of up to 5,702,995 shares to eligible employees, consultants, and directors. As of December 31, 2014, we had 3,555,434 shares remaining in the plans available to grant.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Share based compensation expense by financial statement line item:
Cost of revenue	$25	$12
Research and development	129	105
Selling and marketing	64	76
General and administrative	566	615
Total cost related to share-based compensation expense	$784	$808

Total cost allocated to share-based compensation expense related to warrants issued during the year ended December 31, 2014 was $265,000 (Note 10).

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2014 and 2013, respectively.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2014 and 2013 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted-average fair value of options and warrants granted	$1.01	$1.13
Expected volatility	55%	59%
Expected life (in years)	4.60	4.00
Risk-free interest rate	1.65%	0.85%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Expected dividend yield is based on our announced dividends each period during the term of the option.

The following table summarizes the stock option activity for all plans for the years ended December 31, 2014 and 2013:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Number of Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2013	1,738,860	$4.61	8.4 years	$ 52
Granted	745,000	2.49
Exercised	(67,832)	2.69
Cancelled/forfeited	(285,789)	4.45
Outstanding at December 31, 2013	2,130,239	3.96	8.0 years	482
Granted	498,000	3.18
Exercised	(28,418)	2.44
Cancelled/forfeited	(452,260)	4.05
Outstanding at December 31, 2014	2,147,561	3.78	6.9 years	-
Shares vested and expected to vest	1,949,592	3.78	6.9 years	-
Exercisable as of December 31, 2014	1,351,894	4.18	6.6 years	-
Exercisable as of December 31, 2013	1,080,589	4.67	7.3 years	113

The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013, was $21,000 and $133,000 respectively.

As of December 31, 2014, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,045,000 and the weighted-average period over which these awards are expected to be recognized is approximately 1.9 years.

12.           Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013

Current income tax expense/(benefit):
Federal	$-	$(259)
State and local	77	59
Foreign	-	(57)

Current income tax expense/(benefit)	$77	$(257)

There was no deferred income tax expense (benefit) for the years ended December 31, 2014 and 2013.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2014 and 2013 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S. federal statutory income tax benefit	$(2,142)	$(1,775)
Increase (decrease) in income tax benefit resulting from:
State and local income tax benefit, net of federal effect	104	130
Change in the valuation allowance for net deferred income tax assets	2,036	1,551
Uncertain tax positions	-	(253)
Other, net	79	90

Income tax expense/(benefit)	$77	$(257)

As of December 31, 2014 and 2013, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$302	$-	$243	$-
Deferred revenue	230	-	293	-
Net operating loss carry-forwards	-	7,132	-	5,182
Foreign tax credits	-	892	-	892
Stock-based compensation	-	2,895	-	2,568
Property and equipment	-	118	-	223
Other	-	708	-	706
Subtotal	532	11,745	536	9,571
Valuation allowance	(511)	(11,364)	(512)	(9,327)
Total deferred income tax assets	21	381	24	244

Deferred income tax liabilities:
Property and equipment	-	-	-	-
Prepaid expenses and other	(402)	-	(268)	-
Total deferred income tax liabilities	(402)	-	(268)	-

Net deferred income tax assets (liabilities)	$(381)	$381	$(244)	$244

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

As of December 31, 2014, we had NOL, research and development, and foreign tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $18,861,000, $129,000 and $892,000 respectively.  The NOLs will begin to expire in 2020 through 2034, the research and development credits will begin to expire in 2019 through 2020, and the foreign tax credits will expire in 2017, if not utilized.

We also have state NOL and research and development credit carry-forwards of approximately $7,695,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our Web Services segment, the restructuring of the Web Services division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2014 and 2013; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $11,875,000 and $9,839,000 respectively.

The net change in our valuation allowance was an increase of $2,036,000 for the year ended December 31, 2014 and an increase of $1,551,000 for the year ended December 31, 2013.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2014 and 2013 were as follows:

Balance as of January 1, 2013	$1,133
Reductions due to lapsed statute of limitations	(242)
Balance as of December 31, 2013	$891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2014	$891

As of December 31, 2014, we had unrecognized tax benefits of $891,000, which if recognized, none would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. No accrued interest and penalties were accured as of December 31, 2014 and 2013.

Our U.S. federal income tax returns for fiscal 2011 through 2014 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2010.

13.           Prepaid Expenses and Other

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Current prepaid rent	$322	$-
Prepaid commissions	308	176
Other	402	444
Total current prepaids	$1,032	$620
Long-term prepaid rent	376	-
Total prepaid and other	$1,408	$620

14.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued wages and benefits	$345	$473
Accrued accounts payable	318	70
Accrued legal costs	231	202
Accrued sales taxes	209	105
Other	228	245
Total accrued expenses	$1,331	$1,095

Certain amounts in the prior year accrued expenses in the table above have been reclassified to conform to the 2014 presentation.

15.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2016. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2014, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2015	119
2016	92
Total	$211

Rental expense for the year ended December 31, 2014 and 2013 was approximately $119,000 and $119,000, respectively.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Years ending December 31,
	2015	2016
Minimum rentals	$119	$92
Less: Sublease rentals	(107)	(92)
Total	$12	$-

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of December 31, 2014, is as follows:

Current prepaid rent	$322,000
Long-term prepaid rent	376,000
Total prepaid rent, net	$698,000

Rent expense incurred on the sale-leaseback, net of $78,000 deferred gain amortization, during the year ended December 31, 2014 and 2013 was $268,000 and $0, respectively.

Legal Proceedings

From time to time we receive inquiries from federal, state, city and local government officials as well as the FCC and taxing authorities in the various jurisdictions in which we operate. These inquiries and investigations related primarily to our discontinued seminar operations and concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, services and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

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

In November 2014 the parties attended a mediation where the case was settled. The Plaintiffs have dismissed the case with prejudice.

We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

We have recorded liabilities of approximately $231,000 and $202,000 as of December 31, 2014 and 2013, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

16.           Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the year ended December 31, 2014 and 2013, we contributed approximately $146,000 and $169,000 to the retirement savings plan, respectively.

17.           Segments

Management has chosen to organize the Company around differences based on its products and services.  Hosted Telecommunications Services segment generates revenue from selling hosted telecommunication services and broadband internet services. Web Services segment generates revenue from website hosting, managing e-commerce or lead generation offerings, websites, search engine optimization/management and online promotional needs for small, medium, and enterprise  sized businesses.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services. Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.
Historically, the Company reported StoresOnline as a separate segment which included cash collectives on extended payment term agreements (EPTA’s) and website hosting services for those customers , Now that EPTA’s are insignificant, the CODM reviews the website hosting services and web management services as one reportable segment, which is our web services segment.

Segment operating results for the prior year have been revised to conform to current year segment operating results presentation. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	December 31,
	2014	2013
Revenue:
Hosted Telecommunications Services	$4,297	$2,370
Web Services	3,297	7,958
Consolidated revenue	7,594	10,328

Loss from Operations:
Hosted Telecommunications Services	(5,776)	(5,432)
Web Services	(823)	(313)
Total operating loss	(6,599)	(5,745)
Other Income, net:
Hosted Telecommunications Services	87	3
Web Services	213	522
Total other income	300	525
Income/(Loss) before income tax provision
Hosted Telecommunications Services	(5,689)	(5,429)
Web Services	(610)	209
Loss before income tax provision	$(6,299)	$(5,220)

Depreciation and amortization was $400,000 and $378,000 for the Hosted Telecommunications Services segment for the years ended December 31, 2014 and 2013, respectively. Depreciation and amortization was $263,000 and $767,000 for the Web Services segment for the years ended December 31, 2014 and 2013, respectively.

Interest income was$152,000 and $502,000 for the Web Services segment for the years ended December 31, 2014 and 2013, respectively.

Interest expense was $3,000 and $0 for the Hosted Telecommunications Services segment for the years ended December 31, 2014 and 2013, respectively.

18.           Subsequent Events

On January 13, 2015, the Company voluntarily delisted from the New York Stock Exchange MKT Exchange and began trading on the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. The Company previously traded on the NYSE MKT exchange under the ticker symbol “EXE”.

19.           Quarterly Financial Information (unaudited)

Year ended December 31, 2014 For the three months ended
March 31,	June 30,	September 30,	December 31,
2014	2014	2014	2014
(In thousands, except per share data)
Revenue	$2,072	$1,808	$1,725	$1,989
Operating expenses:
Cost of revenue	930	884	790	978
Selling and marketing	653	504	546	577
General and administrative	1,750	1,548	1,549	1,880
Research and development	414	435	394	361
Goodwill impairment	-	-	-	-
Total operating expenses	3,747	3,371	3,279	3,796
Loss from operations	(1,675)	(1,563)	(1,554)	(1,807)
Total other income	77	82	61	80
Loss before income taxes	(1,598)	(1,481)	(1,493)	(1,727)
Income tax benefit (provision)	(34)	(13)	(9)	(21)
Net loss	$(1,632)	$(1,494)	$(1,502)	$(1,748)

Basic net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.15)
Diluted net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.15)

Year ended December 31, 2013 For the three months ended
March 31,	June 30,	September 30,	December 31,
2013	2013	2013	2013
(In thousands, except per share data)
Revenue	$3,022	$2,737	$2,428	$2,141
Operating expenses:
Cost of revenue	1,042	970	1,044	1,035
Selling and marketing	908	717	712	718
General and administrative (2)	1,438	1,852	1,745	1,935
Research and development	481	414	396	401
Goodwill impairment	-	-	265	-
Total operating expenses	3,869	3,953	4,162	4,089
Loss from operations	(847)	(1,216)	(1,734)	(1,948)
Total other income	212	120	98	95
Loss before income taxes	(635)	(1,096)	(1,636)	(1,853)
Income tax benefit (provision)	237	26	(23)	17
Net loss	$(398)	$(1,070)	$(1,659)	$(1,836)

Basic net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.17)
Diluted net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.17)
———————

(1)
Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

(2)	During the first quarter of the year ended December 31, 2013, we entered into a settlement and released $606,000 of the lease abandonment accrual.

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2014 and 2013

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2014
Allowance for doubtful accounts receivable	$200	$-	$(132)	$68
Deferred income tax asset valuation allowance	9,839	2,036	-	11,875
Year ended December 31, 2013
Allowance for doubtful accounts receivable	$1,522	$-	$(1,322)	$200
Deferred income tax asset valuation allowance	8,288	1,551	-	9,839

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee.

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

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.	The Financial Statement Schedule on page 56 of this Annual Report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated February 280, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	10-Q	5/6/08	10.1
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8 10.9	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC. Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K 8-K	3/4/14 12/24/14	10.2 10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 3, 2015	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2015	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 3, 2015	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

Date: March 3, 2015	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 3, 2015	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 3, 2015	By:	/s/ David Williams
David Williams Director

Date: March 3, 2015	By:	/s/ Anil Puri
Anil Puri Director