Form 10-Q
period 2015-03-31
Crexendo, Inc.
filed 2015-05-05
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 was 12,700,624.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,085	$2,906
Restricted cash	131	133
Trade receivables, net of allowance for doubtful accounts of $43
as of March 31, 2015 and $49 as of December 31, 2014	460	543
Inventories	49	72
Equipment financing receivables	164	171
Prepaid expenses and other	1,062	1,032
Total current assets	3,951	4,857

Certificate of deposit	251	251
Long-term trade receivables, net of allowance for doubtful accounts of $17 as of March 31, 2015 and $19 as of December 31,
2014	59	64
Long-term equipment financing receivables	423	455
Property and equipment, net	53	68
Deferred income tax assets, net	381	381
Intangible assets, net	610	676
Goodwill	272	272
Long-term prepaid rent	295	376
Other long-term assets	179	114
Total Assets	$6,474	$7,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$172	$47
Accrued expenses	1,072	1,331
Income tax payable	12	7
Contingent consideration	110	211
Deferred income tax liability	381	381
Deferred revenue, current portion	704	726
Total current liabilities	2,451	2,703

Deferred revenue, net of current portion	59	64
Other long-term liabilities	179	203
Total liabilities	2,689	2,970

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 12,700,624 shares outstanding as of March 31,
2015 and 12,681,617 shares outstanding as of December 31, 2014	13	13
Additional paid-in capital	55,824	55,413
Accumulated deficit	(52,052)	(50,882)
Total stockholders' equity	3,785	4,544

Total Liabilities and Stockholders' Equity	$6,474	$7,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$1,852	$2,072
Operating expenses:
Cost of revenue	861	930
Selling and marketing	603	653
General and administrative	1,560	1,750
Research and development	203	414
Total operating expenses	3,227	3,747

Loss from operations	(1,375)	(1,675)

Other income (expense):
Interest income	6	48
Interest expense	(10)	-
Other income, net	219	29
Total other income, net	215	77

Loss before income tax	(1,160)	(1,598)

Income tax provision	(10)	(34)

Net loss	$(1,170)	$(1,632)

Net loss per common share:
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)

Weighted-average common shares outstanding:
Basic	12,698,934	10,912,334
Diluted	12,698,934	10,912,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2015
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	12,681,617	$13	$55,413	$(50,882)	$4,544
Expense for stock options granted to employees	-	-	371	-	371
Issuance of common stock from contingent consideration	19,007	-	40	-	40
Net loss	-	-	-	(1,170)	(1,170)
Balance, March 31, 2015	12,700,624	$13	$55,824	$(52,052)	$3,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,170)	$(1,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid rent	81	27
Depreciation and amortization	87	226
Expense for stock options issued to employees	371	164
Gain on disposal of property and equipment	-	(1)
Amortization of deferred gain	(24)	(8)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	88	359
Equipment financing receivables	39	(48)
Inventories	23	71
Prepaid expenses and other	(30)	(45)
Other long-term assets	(65)	26
Accounts payable, accrued expenses and other	(134)	(84)
Income tax payable	5	-
Deferred revenue	(27)	(333)
Net cash used in operating activities	(756)	(1,278)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6)	-
Proceeds from sale of property and equipment	-	2,002
(Acquisition)/redemption of certificate of deposit	-	(1)
Change in restricted cash	2	3
Net cash (used in)/provided by investing activities	(4)	2,004

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	43
Payments of contingent consideration	(61)	(20)
Net cash (used in)/provided by financing activities	(61)	23

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(821)	749

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,906	3,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,085	$3,825

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(6)	$(11)
Supplemental disclosure of non-cash investing and financing information:
Prepayment of rent with common stock	$-	$966
Issuance of common stock from contingent consideration related to business acquisition	$40	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides hosted telecommunications services, hosted website service, website development software, and broadband internet services for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,085,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company has the ability to call outstanding warrants to provide additional liquidity for approximately $690,000, if needed. In addition, the Company received a commitment from the CEO, and major shareholder, in May 2015 that, if needed, he would provide up to $1,000,000 of financial support to enable the Company to fund its operations through May 31, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Avail 24/7 Inc., Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., Internet Training Group, Inc., Crexendo International, Inc., Crexendo Telecom, Inc., and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,631,000 and $2,487,000, respectively.

Restricted Cash – We classified $131,000 and $133,000 as restricted cash as of March 31, 2015 and December 31, 2014, respectively.  Cash is restricted for state licensing letters of credit and compensating balance requirements on merchant accounts, and purchasing card agreements.  As of March 31, 2015, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $131,000.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $6,000 and $48,000 in interest income for the three months ended March 31, 2015 and 2014, respectively.

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

Property and Equipment - Depreciation expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $21,000 and $177,000 for the three months ended March 31, 2015 and 2014, respectively.  Depreciable lives by asset group are as follows:

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

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV (Note 3), which include customer relationships and developed technology.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense is included in general and administrative expenses and totaled $66,000 and $49,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  Prepaid sales commissions as of March 31, 2015 and December 31, 2014 were $403,000 and $308,000, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on net deferred tax assets, see Note 8.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three months ended March 31, 2015 and 2014.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable as of and for the three months ended March 31, 2015 or as of and for the year ended December 31, 2014.

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

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2015 and 2014 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2015	2014

Net loss (in thousands)	$(1,170)	$(1,632)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	12,698,934	10,912,334
Diluted shares outstanding	12,698,934	10,912,334

Net loss per common share:
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2015 and 2014, the common stock equivalent shares were, as follows:

	March 31,	March 31,
	2015	2014

Shares of common stock issuable under equity incentive plans outstanding	3,228,290	2,394,312
Shares of common stock issuable upon conversion of warrants	500,000	-
Common stock equivalent shares excluded from diluted net loss per share	3,728,290	2,394,312

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

4.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2015	2014

Trade receivables	$368	$433
Conforming EPTAs	188	192
Non-Conforming EPTAs:
1 - 30 days	1	19
31 - 60 days	-	28
61 - 90 days	22	3
Gross trade receivables	579	675
Less: allowance for doubtful accounts	(60)	(68)
Trade receivables, net	$519	$607

Current trade receivables, net	$460	$543
Long-term trade receivables, net	59	64
Trade receivables, net	$519	$607

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $5,000 of EPTAs during the three months ended March 31, 2015 and $158,000 during the year ended December 31, 2014, of which, all had original contract terms of greater than one year.

5.           Equipment Financing Receivables

We rent certain hosted telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  Equipment finance receivables arising from the rental of our hosted telecommunications equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Gross financing receivables	$1,461	$1,610
Less unearned income	(874)	(984)
Financing receivables, net	587	626
Less: Current portion of finance receivables, net	(164)	(171)
Finance receivables due after one year	$423	$455

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

6.           Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(358)	(316)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(171)	(147)
Total	$610	$676

7.           Fair Value Measurements

We have financial instruments as of March 31, 2015 and December 31, 2014 for which the fair value is summarized below (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$519	$519	$607	$607
Equipment financing receivables	587	587	626	626
Certificate of deposit	251	251	251	251
Liabilities:
Acquisition related contingent consideration	$110	$110	$211	$211

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair value measurement at reporting date
Description	March 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	110	-	-	110

Description	December 31, 2014	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	211	-	-	211

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at March 31, 2015 and December 31, 2014, respectively (in thousands):

Contingent consideration liability	Fair Value at March 31, 2015	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$110	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2014 - 2015

Contingent consideration liability	Fair Value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2014 - 2015

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended March 31, 2015 and the year ended December 31, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2014	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at December 31, 2014	$211
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at March 31, 2015	$110

8.           Income Taxes

Our effective tax rate for the three months ended March 31, 2015 and 2014 was (0.9)%  and (2.1)%, respectively, which resulted in an income tax provision of $(10,000) and $(34,000), respectively.  The tax provision for the three months ended March 31, 2015 and 2014 were due to state tax payments made with extensions filed.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax assets, projected future taxable income, the suspension of the sale of product and services through the seminar sales channel, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized; accordingly, we recorded a full valuation allowance. Subsequent to placing a full valuation allowance on our net deferred tax assets, adjustments impacting our tax rate have been and are expected to continue to be insignificant.

9.           Prepaid Expenses and Other

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Current prepaid rent	$322	$322
Prepaid commissions	403	308
Other	337	402
Total current prepaids	$1,062	$1,032
Long-term prepaid rent	295	376
Total prepaid and other	$1,357	$1,408

10.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued wages and benefits	$414	$345
Accrued accounts payable	178	318
Accrued legal costs	-	231
Accrued sales taxes	194	209
Other	286	228
Total accrued expenses	$1,072	$1,331

11.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2016. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses.

Rental expense for the three months ended March 31, 2015 and 2014 was approximately $30,000 and $30,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The lease agreement called for rent payments for the initial three-year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, is as follows:

Rent expense incurred on the sale-leaseback during the three months ended March 31, 2015 and 2014, net of deferred gain amortization of $24,000 and $8,000, respectively, was $57,000 and $19,000, respectively.

	March 31,	December 31,
	2015	2014
Current prepaid rent	$322,000	$322,000
Long-term prepaid rent	295,000	376,000
Total prepaid rent, net	$617,000	$698,000

12.           Segments

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

	Three Months Ended March 31,
	2015	2014
Revenue:
Hosted Telecommunications Services	$1,324	$955
Web Services	528	1,117
Consolidated revenue	1,852	2,072

Loss from Operations:
Hosted Telecommunications Services	(1,350)	(1,508)
Web Services	(25)	(167)
Total operating loss	(1,375)	(1,675)
Other Income, net:
Hosted Telecommunications Services	21	20
Web Services	194	57
Total other income	215	77
Income/(Loss) before income tax provision
Hosted Telecommunications Services	(1,329)	(1,488)
Web Services	169	(110)
Loss before income tax provision	$(1,160)	$(1,598)

Depreciation and amortization was $65,000 and $122,000 for the Hosted Telecommunications Services segment for the three months ended March 31, 2015 and 2014, respectively.  Depreciation and amortization was $22,000 and $104,000 for the Web Services segment for the three months ended March 31, 2015 and 2014, respectively.

Interest income was $6,000 and $48,000 for the Web Services segment for the three months ended March 31, 2015 and 2014, respectively.

Interest expense was $10,000 and $0 for the Web Services segment for the three months ended March 31, 2015 and 2014, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2014 Form 10-Qs and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In our May 5, 2015 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
U.S. GAAP net loss	$(1,170)	$(1,632)
Share-based compensation	371	164
Amortization of rent expense paid in stock, net of deferred gain	57	19
Amortization of intangible assets	66	49
Non-GAAP net loss	$(676)	$(1,400)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
U.S. GAAP net loss	$(1,170)	$(1,632)
Depreciation and amortization	87	226
Interest expense	10	-
Interest and other income	(225)	(77)
Income tax provision	10	34
EBITDA	$(1,288)	$(1,449)
Share-based compensation	371	164
Amortization of rent expense paid in stock, net of deferred gain	57	19
Adjusted EBITDA	$(860)	$(1,266)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$1,852	$2,072
Loss before income taxes	(1,160)	(1,598)
Income tax (provision) benefit	(10)	(34)
Net loss	(1,170)	(1,632)
Basic net loss per share	$(0.09)	$(0.15)
Diluted net loss per share	$(0.09)	$(0.15)

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue

Total revenue decreased 11% or $220,000, to $1,852,000 for the three months ended March 31, 2015 as compared to $2,072,000 for the three months ended March 31, 2014. Hosted Telecommunications Services segment revenue increased 39% or $369,000, to $1,324,000 for the three months ended March 31, 2015 as compared to $955,000 for the three months ended March 31, 2014.  Web Services segment revenue decreased 53% or $589,000, to $528,000 for the three months ended March 31, 2015 as compared to $1,117,000 for the three months ended March 31, 2014.  The decline in Web Services segment revenue is related to $254,000 decrease in EPTA revenue, $177,000 decrease in web management service revenue due to shift in focus, and $120,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 27% or $438,000, to $1,160,000 for the three months ended March 31, 2015 as compared to loss before income tax of $1,598,000 for the three months ended March 31, 2014.  The decrease in loss before income tax is primarily due to the decrease in operating expenses of 14% or $520,000, to $3,227,000 for the three months ended March 31, 2015 as compared to $3,747,000 for the three months ending March 31, 2014.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2015 and 2014 was (0.09)% and (2.1)%, respectively, which resulted in a provision for income taxes of $(10,000) and $(34,000), respectively.  The provision for income taxes relates to minimum state tax requirments.

Segment Operating Results

The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.  Effective April 1, 2014, the Company changed its reporting segments to reflect changes in how the Chief Operating Decision Maker (CODM) internally measures performance and allocates resources.  Segment operating results for the prior periods have been modified to conform to current year segment operating results presentations. The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Hosted Telecommunications Services Segment (in thousands)

	Three Months Ended March 31,
Hosted Telecommunications Services	2015	2014
Revenue	$1,324	$955
Operating expenses:
Cost of revenue	744	663
Research and development	186	245
Selling and marketing	600	618
General and administrative	1,144	937
Total operating expenses	2,674	2,463
Operating loss	(1,350)	(1,508)
Other income	21	20
Loss before tax provision	$(1,329)	$(1,488)

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 39% or $369,000, to $1,324,000 for the three months ended March 31, 2015 as compared to $955,000 for the three months ended March 31, 2014.  Equipment sales, including sales of equipment under sales-type leases, increased 15% or $37,000, to $284,000 for the three months ended March 31, 2015 as compared to $247,000 for the three months ended March 31, 2014.  Interest revenue associated with the sales-type leases increased 20% or $19,000, to $116,000 for the three months ended March 31, 2015 as compared to $97,000 for the three months ended March 31, 2014.  Revenue from recurring and one-time services increased 51% or $313,000 to $924,000 for the three months ended March 31, 2015 as compared to $611,000 for the three months ended March 31, 2014.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at March 31, 2015 and 2014.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2015 and 2014, and March 31, 2015 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of March 31, 2015	$10,987

Hosted Telecommunications Services backlog as of January 1, 2014	$7,019
Hosted Telecommunications Services backlog as of March 31, 2014	$7,152

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment.  Cost of revenue increased 12% or $81,000, to $744,000 for the three months ended March 31, 2015 as compared to $663,000 for the three months ended March 31, 2014.  The increase in cost of revenue was primarily due to an increase in bandwidth costs of $68,000 and an increase in salary and benefit expenses of $13,000 related to our customer service department.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.    Research and development expenses decreased 24% or $59,000, to $186,000 for the three months ended March 31, 2015 as compared to $245,000 for the three months ended March 31, 2014.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, dealer channel commissions, and the production of marketing materials.    Selling and marketing expenses decreased 3% or $18,000, to $600,000 for the three months ended March 31, 2015 as compared to $618,000 for the three months ended March 31, 2014.  The decrease was primarily due to a decrease in salaries and benefits of $200,000, which was offset by an increase in commissions of $114,000, an increase in business development costs of $45,000 and other sales and marketing costs of $23,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 22% or $207,000, to $1,144,000 for the three months ended March 31, 2015 as compared to $937,000 for the three months ended March 31, 2014.  General and administrative expenses for the three months ended March 31, 2015 were higher than the three months ended March 31, 2014, primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment along with an increase in rent expense of $38,000 related to the sale-leaseback of the building on February 28, 2014.  As Web Services revenue decreased significantly for three months ended March 31, 2015, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.  Consolidated general and administrative expenses decreased 11%, or $190,000 to $1,560,000 for the three months ended March 31, 2015 compared to $1,750,000 for the three months ended March 31, 2014.

Other Income

Other income primarily relates to the allocated portion of sublease rental income.  Other income increased $1,000, to $21,000 for the three months ended March 31, 2015 as compared to $20,000 for the three months ended March 31, 2014.  This increase is primarily due to the decrease in Web Services revenue and the increase in Hosted Telecommunications Services revenue, which led to a higher allocation for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2015	2014
Revenue	$528	$1,117
Operating expenses:
Cost of revenue	117	267
Research and development	17	169
Selling and marketing	3	35
General and administrative	416	813
Total operating expenses	553	1,284
Operating loss	(25)	(167)
Other income	194	57
Income/(loss) before tax provision	$169	$(110)

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue

Web Services segment revenue decreased 53% or $589,000, to $528,000 for the three months ended March 31, 2015 as compared to $1,117,000 for the three months ended March 31, 2014.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $292,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $177,000, and a decrease in hosting revenue of $120,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.  A portion of Web Services revenue is generated through three to twelve month service contracts.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.

Below is a table which displays the Web Services revenue backlog as of January 1, 2015 and 2014, and March 31, 2015 and 2014, which is expected to be recognized as revenue within the next twelve months (in thousands):

Web Services backlog as of January 1, 2015	$28
Web Services backlog as of March 31, 2015	$31

Web Services backlog as of January 1, 2014	$553
Web Services backlog as of March 31, 2014	$208

Revenue related to cash collected under EPTA agreements decreased 74% or $237,000 to $83,000 for the three months ended March 31, 2015, compared to $320,000 for the three months ended March 31, 2014.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next twelve months.  The following table summarizes the activity within deferred revenue for the three months ended March 31, 2015 and 2014 (in thousands):

EPTA deferred revenue as of January 1, 2015	$186
Cash collected on Principal of EPTA Contracts	(83)
Adjustments of EPTA deferred revenue	62
EPTA deferred revenue as of March 31, 2015	$165

EPTA deferred revenue as of January 1, 2014	$545
Cash collected on Principal of EPTA Contracts	(320)
Adjustments of EPTA deferred revenue	149
EPTA deferred revenue as of March 31, 2014	$374

Revenue related to cash collected on previously written off bad debt decreased 38% or $41,000, to $68,000 for the three months ended March 31, 2015 as compared to $109,000 for the three months ended March 31, 2014.

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 56% or $150,000, to $117,000 for the three months ended March 31, 2015 as compared to $267,000 for the three months ended March 31, 2014.  The decrease is primarily related to a decrease in pay per click advertising costs of $48,000, a reduction in salaries and benefits associated with the fulfillment of website management services of $25,000, a reduction in customer service costs for website hosting of $37,000, and a decrease in other cost of revenue of $40,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 90% or $152,000, to $17,000 for the three months ended March 31, 2015 as compared to $169,000 for the three months ended March 31, 2014.  The decrease was due to decreased salaries and benefits related to the discontinued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 91% or $32,000, to $3,000 for the three months ended March 31, 2015 as compared to $35,000 for the three months ended March 31, 2014.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of salaries and expenses during the three months ended March 31, 2015 and a reduction in web commissions during the three months ended March 31, 2015 to a minimal amount.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 49% or $397,000, to $416,000 for the three months ended March 31, 2015 as compared to $813,000 for the three months ended March 31, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 53% decrease in revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 11%, or $190,000 to $1,560,000 for the three months ended March 31, 2015 compared to $1,750,000 for the three months ended March 31, 2014.

Other Income

  Other income increased 240% or $137,000, to $194,000 for the three months ended March 31, 2015 as compared to $57,000 for the three months ended March 31, 2014.  This increase is primarily related to the reversal of certain legal accruals totaling $193,000 during the three months ended March 31, 2015 that were determined to no longer have a reasonable possibility of being paid out.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $2,085,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company has the ability to call outstanding warrants to provide additional liquidity for approximately $690,000, if needed. In addition, the Company received a commitment from the CEO, and major shareholder, in May 2015 that, if needed, he would provide up to $1,000,000 of financial support to enable the Company to fund its operations through May 31, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 30% or $654,000, to $1,500,000 as of March 31, 2015 as compared to $2,154,000 for the year ended December 31, 2014.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $821,000 during the three months ended March 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased 28% or $821,000, to $2,085,000 at March 31, 2015 as compared to $2,906,000 as of December 31, 2014. During the three months ended March 31, 2015, we used $756,000 in cash for operating activities, $4,000 in cash for investing activities, and $61,000 for financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 14% or $88,000, to $519,000 at March 31, 2015 as compared to $607,000 at December 31, 2014. Long-term trade receivables, net of allowance for doubtful accounts, decreased 8% or $5,000, to $59,000 at March 31, 2015 as compared to $64,000 at December 31, 2014. Historically, we offered our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance is primarily related to a decrease in our Hosted Telecommunications Services trade receivables of $74,000 and cash collections of EPTA agreements during the three months ended March 31, 2015 of $15,000.

Accounts Payable

Accounts payable increased 266% or $125,000, to $172,000 at March 31, 2015 as compared to $47,000 at December 31, 2014.  Our accounts payable as of March 31, 2015 were generally within our vendors’ terms of payment. The increase is primarily related to timely processing of invoices which resulted in a decrease in our accrued liability for accounts payable of $140,000.

Capital

Total stockholders’ equity decreased 17% or $759,000, to $3,785,000 at March 31, 2015 as compared to $4,544,000 at December 31, 2014. The significant changes in stockholders’ equity during the three months ended March 31, 2015 included an increase of additional paid-in capital of $371,000 for options granted and issuance of common stock in connection with a business acquisition of $40,000, offset by a net loss of $1,170,000 for the three month period ending March 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2014 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.	Exhibits

Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

May 5, 2015	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

May 5, 2015	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer