Form 10-Q
period 2015-06-30
Crexendo, Inc.
filed 2015-08-04
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 13,200,624.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,782	$2,906
Restricted cash	129	133
Trade receivables, net of allowance for doubtful accounts of $22
as of June 30, 2015 and $49 as of December 31, 2014	345	543
Inventories	79	72
Equipment financing receivables	153	171
Prepaid expenses and other	1,194	1,032
Total current assets	3,682	4,857

Certificate of deposit	251	251
Long-term trade receivables, net of allowance for doubtful accounts
of $28 as of June 30, 2015 and $19 as of December 31, 2014	95	64
Long-term equipment financing receivables	397	455
Property and equipment, net	56	68
Deferred income tax assets, net	381	381
Intangible assets, net	552	676
Goodwill	272	272
Long-term prepaid rent	215	376
Other long-term assets	228	114
Total Assets	$6,129	$7,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$95	$47
Accrued expenses	1,008	1,331
Income tax payable	24	7
Contingent consideration	110	211
Deferred income tax liability	381	381
Deferred revenue, current portion	634	726
Total current liabilities	2,252	2,703

Deferred revenue, net of current portion	95	64
Other long-term liabilities	156	203
Total liabilities	2,503	2,970

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,200,624 shares outstanding as of June 30, 2015 and 12,681,617 shares outstanding
as of December 31, 2014	13	13
Additional paid-in capital	56,725	55,413
Accumulated deficit	(53,112)	(50,882)
Total stockholders' equity	3,626	4,544

Total Liabilities and Stockholders' Equity	$6,129	$7,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,890	$1,808	$3,742	$3,880
Operating expenses:
Cost of revenue	855	884	1,716	1,814
Selling and marketing	580	504	1,183	1,157
General and administrative	1,375	1,548	2,935	3,298
Research and development	165	435	368	849
Total operating expenses	2,975	3,371	6,202	7,118

Loss from operations	(1,085)	(1,563)	(2,460)	(3,238)

Other income (expense):
Interest income	7	37	13	85
Interest expense	(3)	-	(13)	-
Other income, net	29	45	248	74
Total other income, net	33	82	248	159

Loss before income tax	(1,052)	(1,481)	(2,212)	(3,079)

Income tax provision	(8)	(13)	(18)	(47)

Net loss	$(1,060)	$(1,494)	$(2,230)	$(3,126)

Net loss per common share:
Basic	$(0.08)	$(0.13)	$(0.18)	$(0.28)
Diluted	$(0.08)	$(0.13)	$(0.18)	$(0.28)

Weighted-average common shares outstanding:
Basic	12,700,624	11,173,762	12,699,784	11,043,770
Diluted	12,700,624	11,173,762	12,699,784	11,043,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2015
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	12,681,617	$13	$55,413	$(50,882)	$4,544
Expense for stock options granted to employees			582		582
Issuance of common stock from contingent consideration	19,007		40		40
Issuance of common stock in connection with exercise of warrants	500,000		690		690
Net loss				(2,230)	(2,230)
Balance, June 30, 2015	13,200,624	$13	$56,725	$(53,112)	$3,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,230)	$(3,126)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of prepaid rent	161	107
Depreciation and amortization	160	393
Expense for stock options issued to employees	582	429
Gain on disposal of property and equipment	-	(1)
Amortization of deferred gain	(47)	(32)
Change in fair value of contingent consideration	-	3
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	167	461
Equipment financing receivables	76	(121)
Inventories	(7)	102
Income tax receivable	-	12
Prepaid expenses and other	(162)	(108)
Other long-term assets	(114)	76
Accounts payable, accrued expenses and other	(275)	38
Income tax payable	17	-
Deferred revenue	(61)	(445)
Net cash used for operating activities	(1,733)	(2,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24)	(3)
Proceeds from sale of property and equipment	-	2,002
Acquisition of One Stop Voice	-	(195)
Purchase of long-term investment	-	(1)
Change in restricted cash	4	5
Net cash (used for)/provided by investing activities	(20)	1,808

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	42
Proceeds from exercise of warrants	690	-
Payments of contingent consideration	(61)	(37)
Net cash provided by financing activities	629	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,124)	(399)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,906	3,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,782	$2,677

Supplemental disclosure of cash flow information:
Cash received/(paid) during the period for:
Income taxes, net	$(1)	$11
Supplemental disclosure of non-cash investing and financing information:
Business acquisition with stock (Note 3)	$-	$134
Contingent conideration related to acquisition (Note 3)	$-	$211
Prepayment of rent with common stock	$-	$966
Issuance of common stock from contingent consideration related to business acquisition	$40	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides hosted telecommunications services, web hosting, e-commerce software, website development software, and broadband internet services for small, medium and enterprise level businesses.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,782,000.  However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and major shareholder, in July 2015 that, if needed, he would provide up to $2,000,000 of financial support to enable the Company to fund its operations through September 30, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Telecom, Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, StoresOnline International, Inc., StoresOnline International Ltd., Avail 24/7 Inc., Internet Training Group, Inc., Crexendo International, Inc., and Crexendo Property Management, LLC.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,401,000 and $2,487,000, respectively.

Restricted Cash – We classified $129,000 and $133,000 as restricted cash as of June 30, 2015 and December 31, 2014, respectively.  Cash is restricted for state licensing letters of credit and compensating balance requirements on merchant accounts, and purchasing card agreements.  As of June 30, 2015, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $129,000.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $7,000 and $37,000 in interest income for the three months ended June 30, 2015 and 2014, respectively. We recognized $13,000 and $85,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Property and Equipment - Depreciation expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $15,000 and $112,000 for the three months ended June 30, 2015 and 2014, respectively and $36,000 and $289,000 for the six months ended June 30, 2015 and 2014, respectively.  Depreciable lives by asset group are as follows:

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

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV, which include customer relationships and developed technology.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense is included in general and administrative expenses and totaled $58,000 and $56,000 for the three months ended June 30, 2015 and 2014, respectively, and $124,000 and $104,000 for the six months ended June 30, 2015 and 2014, respectively.

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

We enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services.  For these arrangements, we determine whether the delivered item(s) has value to the customer on a stand-alone basis, and in the event the arrangement includes a general right of return relative to the delivered item(s), whether the delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  If these criteria are met, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.  If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by the allocation of arrangement consideration to the deliverables in the arrangement based on the relative selling prices. In determining our selling prices, we apply the selling price hierarchy using vendor specific objective evidence (“VSOE”) when available, third-party evidence of selling price (“TPE”) if VSOE does not exist, and best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

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

Telecommunications Services Hosting and Web Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  We recognize revenue ratably over the applicable service period.  When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  Prepaid sales commissions as of June 30, 2015 and December 31, 2014 were $394,000 and $308,000, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on net deferred tax assets.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and six months ended June 30, 2015 and 2014.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable as of and for the three and six months ended June 30, 2015 and 2014.

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

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and six months ended June 30, 2015 and 2014 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss (in thousands)	$(1,060)	$(1,494)	$(2,230)	$(3,126)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	12,700,624	11,173,762	12,699,784	11,043,770
Diluted shares outstanding	12,700,624	11,173,762	12,699,784	11,043,770

Net loss per common share:
Basic	$(0.08)	$(0.13)	$(0.18)	$(0.28)
Diluted	$(0.08)	$(0.13)	$(0.18)	$(0.28)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At June 30, 2015 and 2014, the common stock equivalent shares were, as follows:

	June 30,	June 30,
	2015	2014

Shares of common stock issuable under equity incentive plans outstanding	3,175,961	2,310,890
Common stock equivalent shares excluded from diluted net loss per share	3,175,961	2,310,890

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

4.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2015	2014

Trade receivables	$338	$433
Conforming EPTAs	127	192
Non-Conforming EPTAs:
1 - 30 days	17	19
31 - 60 days	6	28
61 - 90 days	2	3
Gross trade receivables	490	675
Less: allowance for doubtful accounts	(50)	(68)
Trade receivables, net	$440	$607

Current trade receivables, net	$345	$543
Long-term trade receivables, net	95	64
Trade receivables, net	$440	$607

        All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $53,000 of EPTAs during the six months ended June 30, 2015 and $158,000 during the year ended December 31, 2014, of which, all had original contract terms of greater than one year.

5.           Equipment Financing Receivables

We rent certain hosted telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases, were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Gross financing receivables	$1,329	$1,610
Less unearned income	(779)	(984)
Financing receivables, net	550	626
Less: Current portion of finance receivables, net	(153)	(171)
Finance receivables due after one year	$397	$455

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

6.           Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(399)	(316)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(188)	(147)
Total	$552	$676

7.           Fair Value Measurements

We have financial instruments as of June 30, 2015 and December 31, 2014 for which the fair value is summarized below (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$440	$440	$607	$607
Equipment financing receivables	550	550	626	626
Certificate of deposit	251	251	251	251
Liabilities:
Acquisition related contingent consideration	$110	$110	$211	$211

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	Fair value measurement at reporting date
Description	2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	110	-	-	110

Description	December 31, 2014	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	211	-	-	211

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at June 30, 2015 and December 31, 2014, respectively (in thousands):

Contingent consideration liability	Fair Value at June 30, 2015	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$110	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2015

Contingent consideration liability	Fair Value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2015

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the six months ended June 30, 2015 and the year ended December 31, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2014	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at December 31, 2014	$211
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at June 30, 2015	$110

8.           Income Taxes

Our effective tax rate for the three and six months ended June 30, 2015 was (0.8)%  and (0.8)%, respectively, which resulted in an income tax provision of $8,000 and $18,000, respectively.  The tax provision for the six months ended June 30, 2015 was due to state tax payments made with extensions filed.

Our effective tax rate for the three and six months ended June 30, 2014 was (0.9)%  and (1.5)%, respectively, which resulted in an income tax provision of $13,000 and $47,000, respectively.  The tax provision for the six months ended June 30, 2015 was due to state tax payments made with extensions filed.

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

9.           Prepaid Expenses and Other

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Current prepaid rent	$322	$322
Prepaid commissions	394	308
Other	478	402
Total current prepaids	$1,194	$1,032
Long-term prepaid rent	215	376
Total prepaid and other	$1,409	$1,408

10.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued wages and benefits	$310	$345
Accrued accounts payable	155	318
Accrued legal costs	-	231
Accrued sales taxes	216	209
Other	327	228
Total accrued expenses	$1,008	$1,331

11.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2016. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses.

Rental expense for the three months ended June 30, 2015 and 2014 was approximately $30,000 and $30,000, respectively.  Rental expense for the six months ended June 30, 2015 and 2014 was approximately $60,000 and $60,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The lease agreement called for rent payments for the initial three-year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, is as follows:

	June 30,	December 31,
	2015	2014
Current prepaid rent	$322,000	$322,000
Long-term prepaid rent	215,000	376,000
Total prepaid rent, net	$537,000	$698,000

Rent expense incurred on the sale-leaseback during the three months ended June 30, 2015 and 2014, net of deferred gain amortization of $23,000 and $23,000, respectively, was $57,000 and $57,000, respectively. Rent expense incurred on the sale-leaseback during the six months ended June 30, 2015 and 2014, net of deferred gain amortization of $47,000 and $31,000, respectively, was $114,000 and $76,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Hosted telecommunications services	$1,421	$963	$2,745	$1,918
Web services	469	845	997	1,962
Consolidated revenue	1,890	1,808	3,742	3,880

Income/(loss) from operations:
Hosted telecommunications services	(1,091)	(1,376)	(2,441)	(2,887)
Web services	6	(187)	(19)	(351)
Total operating loss	(1,085)	(1,563)	(2,460)	(3,238)
Other income, net:
Hosted telecommunications services	18	21	39	41
Web services	15	61	209	118
Total other income	33	82	248	159
Income/(loss) before income tax provision
Hosted telecommunications services	(1,073)	(1,355)	(2,402)	(2,846)
Web services	21	(126)	190	(233)
Loss before income tax provision	$(1,052)	$(1,481)	$(2,212)	$(3,079)

Depreciation and amortization was $56,000 and $98,000 for the Hosted Telecommunications Services segment for the three months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization was $121,000 and $220,000 for the Hosted Telecommunications Services segment for the six months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization was $17,000 and $70,000 for the Web Services segment for the three months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization was $39,000 and $174,000 for the Web Services segment for the six months ended June 30, 2015 and 2014, respectively.

Interest income was $7,000 and $39,000 for the Web Services segment for the three months ended June 30, 2015 and 2014, respectively.  Interest income was $13,000 and $86,000 for the Web Services segment for the six months ended June 30, 2015 and 2014, respectively.

Interest expense was $1,000 and $1,000 for the Web Services segment for the three months ended June 30, 2015 and 2014, respectively.  Interest expense was $9,000 and $1,000 for the Web Services segment for the six months ended June 30, 2015 and 2014, respectively.  Interest expense was $4,000 and $0 for the Hosted Telecommunications Services segment for the three months ended June 30, 2015 and 2014, respectively.  Interest expense was $4,000 and $0 for the Hosted Telecommunications Services segment for the six months ended June 30, 2015 and 2014, respectively.

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

OVERVIEW

We are a hosted services company that provides website hosting, hosted telecommunications services, e-commerce software, website development software, and broadband internet services for small, medium and enterprise level businesses.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

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

Hosted Telecommunications Services - Our hosted telecommunications service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our hosted telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(1,060)	$(1,494)	$(2,230)	$(3,126)
Share-based compensation	211	265	582	429
Amortization of rent expense paid in stock, net of deferred gain	57	57	114	76
Amortization of intangible assets	58	56	123	104
Non-GAAP net loss	$(734)	$(1,116)	$(1,411)	$(2,517)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(1,060)	$(1,494)	$(2,230)	$(3,126)
Depreciation and amortization	73	167	160	393
Interest expense	3	-	13	-
Interest and other income	(36)	(82)	(261)	(159)
Income tax provision	8	13	18	47
EBITDA	$(1,012)	$(1,396)	$(2,300)	$(2,845)
Share-based compensation	211	265	582	429
Amortization of rent expense paid in stock, net of deferred gain	57	57	114	76
Adjusted EBITDA	$(744)	$(1,074)	$(1,604)	$(2,340)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,890	$1,808	$3,742	$3,880
Loss before income taxes	(1,052)	(1,481)	(2,212)	(3,079)
Income tax provision	(8)	(13)	(18)	(47)
Net loss	(1,060)	(1,494)	(2,230)	(3,126)
Basic net loss per share	$(0.08)	$(0.13)	$(0.18)	$(0.28)
Diluted net loss per share	$(0.08)	$(0.13)	$(0.18)	$(0.28)

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue

Total revenue increased 5% or $82,000, to $1,890,000 for the three months ended June 30, 2015 as compared to $1,808,000 for the three months ended June 30, 2014. Hosted Telecommunications Services segment revenue increased 48% or $458,000, to $1,421,000 for the three months ended June 30, 2015 as compared to $963,000 for the three months ended June 30, 2014.  Web Services segment revenue decreased 44% or $376,000, to $469,000 for the three months ended June 30, 2015 as compared to $845,000 for the three months ended June 30, 2014.  The decline in Web Services segment revenue is related to $106,000 decrease in EPTA revenue, $145,000 decrease in web management service revenue due to shift in focus, and $125,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 29% or $429,000, to $1,052,000 for the three months ended June 30, 2015 as compared to loss before income tax of $1,481,000 for the three months ended June 30, 2014.  The decrease in loss before income tax is primarily due to the decrease in operating expenses of 12% or $396,000, to $2,975,000 for the three months ended June 30, 2015 as compared to $3,371,000 for the three months ended June 30, 2014.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2015 and 2014 was (0.08)% and (0.9)%, respectively, which resulted in a provision for income taxes of $(8,000) and $(13,000), respectively.  The provision for income taxes relates to minimum state tax requirements.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue

Total revenue decreased 4% or $138,000, to $3,742,000 for the six months ended June 30, 2015 as compared to $3,880,000 for the six months ended June 30, 2014. Hosted Telecommunications Services segment revenue increased 43% or $827,000, to $2,745,000 for the six months ended June 30, 2015 as compared to $1,918,000 for the six months ended June 30, 2014.  Web Services segment revenue decreased 49% or $965,000, to $997,000 for the six months ended June 30, 2015 as compared to $1,962,000 for the six months ended June 30, 2014.  The decline in Web Services segment revenue is related to $360,000 decrease in EPTA revenue, $358,000 decrease in web management service revenue due to shift in focus, and $247,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 28% or $867,000, to $2,212,000 for the six months ended June 30, 2015 as compared to loss before income tax of $3,079,000 for the six months ended June 30, 2014.  The decrease in loss before income tax is primarily due to the decrease in operating expenses of 13% or $916,000, to $6,202,000 for the six months ended June 30, 2015 as compared to $7,118,000 for the six months ended June 30, 2014.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2015 and 2014 was (0.08)% and (1.5)%, respectively, which resulted in a provision for income taxes of $(18,000) and $(47,000), respectively.  The provision for income taxes relates to minimum state tax requirements.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Hosted Telecommunications Services	2015	2014	2015	2014
Revenue	$1,421	$963	$2,745	$1,918
Operating expenses:
Cost of revenue	745	708	1,489	1,371
Research and development	155	258	341	506
Selling and marketing	569	488	1,169	1,106
General and administrative	1,043	885	2,187	1,822
Total operating expenses	2,512	2,339	5,186	4,805
Operating loss	(1,091)	(1,376)	(2,441)	(2,887)
Other income	18	21	39	41
Loss before tax provision	$(1,073)	$(1,355)	$(2,402)	$(2,846)

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 48% or $458,000, to $1,421,000 for the three months ended June 30, 2015 as compared to $963,000 for the three months ended June 30, 2014.  Equipment sales, including sales of equipment under sales-type leases, increased 53% or $95,000, to $273,000 for the three months ended June 30, 2015 as compared to $178,000 for the three months ended June 30, 2014.  Interest revenue associated with the sales-type leases increased 1% or $1,000, to $110,000 for the three months ended June 30, 2015 as compared to $109,000 for the three months ended June 30, 2014.  Revenue from recurring and one-time services increased 54% or $362,000 to $1,037,000 for the three months ended June 30, 2015 as compared to $675,000 for the three months ended June 30, 2014.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2015 and 2014.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of April 1, 2015 and 2014, and June 30, 2015 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of April 1, 2015	$10,987
Hosted Telecommunications Services backlog as of June 30, 2015	$11,283

Hosted Telecommunications Services backlog as of April 1, 2014	$7,152
Hosted Telecommunications Services backlog as of June 30, 2014	$8,402

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment.  Cost of revenue increased 5% or $37,000, to $745,000 for the three months ended June 30, 2015 as compared to $708,000 for the three months ended June 30, 2014.  The increase in cost of revenue was primarily due to an increase in bandwidth costs of $94,000, and an increase in salary and benefit expenses of $5,000 related to our customer service department, which was offset by a decrease in product costs of $62,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 40% or $103,000, to $155,000 for the three months ended June 30, 2015 as compared to $258,000 for the three months ended June 30, 2014.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, dealer channel commissions, and the production of marketing materials.    Selling and marketing expenses increased 17% or $81,000, to $569,000 for the three months ended June 30, 2015 as compared to $488,000 for the three months ended June 30, 2014.  The increase was primarily due to an increase in commissions of $106,000 and an increase of $20,000 in other sales and marketing, which was offset by a decrease in salaries and benefits of $34,000 and a decrease in business development costs of $11,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 18% or $158,000, to $1,043,000 for the three months ended June 30, 2015 as compared to $885,000 for the three months ended June 30, 2014.  General and administrative expenses for the three months ended June 30, 2015 were higher than the three months ended June 30, 2014, primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment along with an increase in rent expense of $22,000 related to the sale-leaseback of the building on February 28, 2014, an increase in general and administrative salaries and benefits of $96,000, and legal and accounting services increased $40,000.  As Web Services revenue decreased significantly for three months ended June 30, 2015, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.  Consolidated general and administrative expenses decreased 11%, or $173,000 to $1,375,000 for the three months ended June 30, 2015 compared to $1,548,000 for the three months ended June 30, 2014.

Other Income

Other income primarily relates to the allocated portion of sublease rental income.  Other income decreased $3,000, to $18,000 for the three months ended June 30, 2015 as compared to $21,000 for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 43% or $827,000, to $2,745,000 for the six months ended June 30, 2015 as compared to $1,918,000 for the six months ended June 30, 2014.  Equipment sales, including sales of equipment under sales-type leases, increased 31% or $131,000, to $557,000 for the six months ended June 30, 2015 as compared to $426,000 for the six months ended June 30, 2014.  Interest revenue associated with the sales-type leases increased 10% or $20,000, to $226,000 for the six months ended June 30, 2015 as compared to $206,000 for the six months ended June 30, 2014.  Revenue from recurring and one-time services increased 53% or $676,000 to $1,962,000 for the six months ended June 30, 2015 as compared to $1,286,000 for the six months ended June 30, 2014.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2015 and 2014.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2015 and 2014, and June 30, 2015 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of June 30, 2015	$11,283

Hosted Telecommunications Services backlog as of January 1, 2014	$7,019
Hosted Telecommunications Services backlog as of June 30, 2014	$8,402

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment.  Cost of revenue increased 9% or $118,000, to $1,489,000 for the six months ended June 30, 2015 as compared to $1,371,000 for the six months ended June 30, 2014.  The increase in cost of revenue was primarily due to an increase in bandwidth costs of $175,000 and an increase in salary and benefit expenses of $13,000 related to our customer service department, offset by a decrease in products costs of $70,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 33% or $165,000, to $341,000 for the six months ended June 30, 2015 as compared to $506,000 for the six months ended June 30, 2014.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, dealer channel commissions, and the production of marketing materials.  Selling and marketing expenses increased 6% or $63,000, to $1,169,000 for the six months ended June 30, 2015 as compared to $1,106,000 for the six months ended June 30, 2014.  The increase was primarily due to an increase in commissions of $222,000, an increase in business development costs of $34,000 and other sales and marketing costs of $43,000, which was offset by a decrease in salaries and benefits of $236,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 20% or $365,000, to $2,187,000 for the six months ended June 30, 2015 as compared to $1,822,000 for the six months ended June 30, 2014.  General and administrative expenses for the six months ended June 30, 2015 were higher than the six months ended June 30, 2014, primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment along with an increase in rent expense of $61,000 related to the sale-leaseback of the building on February 28, 2014, an increase of salaries and benefits of $189,000, and an increase in corporate options expense of $115,000.  As Web Services revenue decreased significantly for six months ended June 30, 2015, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.  Consolidated general and administrative expenses decreased 11%, or $363,000 to $2,935,000 for the six months ended June 30, 2015 compared to $3,298,000 for the six months ended June 30, 2014.

Other Income

Other income primarily relates to the allocated portion of sublease rental income.  Other income decreased $2,000, to $39,000 for the six months ended June 30, 2015 as compared to $41,000 for the six months ended June 30, 2014.

Operating Results of Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Web Services	2015	2014	2015	2014
Revenue	$469	$845	$997	$1,962
Operating expenses:
Cost of revenue	110	176	227	443
Research and development	10	177	27	343
Selling and marketing	11	16	14	51
General and administrative	332	663	748	1,476
Total operating expenses	463	1,032	1,016	2,313
Operating income/(loss)	6	(187)	(19)	(351)
Other income	15	61	209	118
Income/(loss) before tax provision	$21	$(126)	$190	$(233)

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue

Web Services segment revenue decreased 44% or $376,000, to $469,000 for the three months ended June 30, 2015 as compared to $845,000 for the three months ended June 30, 2014.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $106,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $145,000, and a decrease in hosting revenue of $125,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.  A portion of Web Services revenue is generated through three to twelve month service contracts.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.

Revenue related to cash collected under EPTA agreements decreased 66% or $106,000 to $54,000 for the three months ended June 30, 2015, compared to $160,000 for the three months ended June 30, 2014.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next twelve months.  The following table summarizes the activity within deferred revenue for the three months ended June 30, 2015 and 2014 (in thousands):

EPTA deferred revenue as of March 31, 2015	$165
Cash collected on Principal of EPTA Contracts	(59)
Adjustments of EPTA deferred revenue	11
EPTA deferred revenue as of June 30, 2015	$117

EPTA deferred revenue as of March 31, 2014	$374
Cash collected on Principal of EPTA Contracts	(166)
Adjustments of EPTA deferred revenue	76
EPTA deferred revenue as of June 30, 2014	$284

Revenue related to cash collected on previously written off bad debt decreased 12% or $8,000, to $60,000 for the three months ended June 30, 2015 as compared to $68,000 for the three months ended June 30, 2014.

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to collections of our EPTA agreements, fulfillment of our web services and customer service costs.  Cost of revenue decreased 38% or $66,000, to $110,000 for the three months ended June 30, 2015 as compared to $176,000 for the three months ended June 30, 2014.  The decrease is primarily related to a decrease in pay per click advertising costs of $48,000 and a reduction in salaries and benefits associated with the fulfillment of website management services of $18,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 94% or $167,000, to $10,000 for the three months ended June 30, 2015 as compared to $177,000 for the three months ended June 30, 2014.  The decrease was due to decreased salaries and benefits related to the discontinued development of our website development software and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 31% or $5,000, to $11,000 for the three months ended June 30, 2015 as compared to $16,000 for the three months ended June 30, 2014.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of salaries and expenses during the three months ended June 30, 2015 and a reduction in web commissions during the three months ended June 30, 2015 to a minimal amount.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 50% or $331,000, to $332,000 for the three months ended June 30, 2015 as compared to $663,000 for the three months ended June 30, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 44% decrease in revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 11%, or $173,000 to $1,375,000 for the three months ended June 30, 2015 compared to $1,548,000 for the three months ended June 30, 2014.

Other Income

  Other income decreased 75% or $46,000, to $15,000 for the three months ended June 30, 2015 as compared to $61,000 for the three months ended June 30, 2014.  This decrease is primarily related to the interest earned on the principal collections of EPTAs, which decreased to $12,000 for the three months ended June 30, 2015 compared to $166,000.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue

Web Services segment revenue decreased 49% or $965,000, to $997,000 for the six months ended June 30, 2015 as compared to $1,962,000 for the six months ended June 30, 2014.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $360,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $358,000, and a decrease in hosting revenue of $247,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.  A portion of Web Services revenue is generated through three to twelve month service contracts.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.

Revenue related to cash collected under EPTA agreements decreased 73% or $360,000 to $136,000 for the six months ended June 30, 2015, compared to $496,000 for the six months ended June 30, 2014.  Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we will continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts.  EPTAs were originally recognized in our balance sheet, net of an allowance for doubtful accounts, through our deferred revenue balance.  The remaining deferred revenue balance is expected to be recognized as revenue, however, at a decreasing rate over the next twelve months.  The following table summarizes the activity within deferred revenue for the six months ended June 30, 2015 and 2014 (in thousands):

EPTA deferred revenue as of January 1, 2015	$186
Cash collected on Principal of EPTA Contracts	(142)
Adjustments of EPTA deferred revenue	73
EPTA deferred revenue as of June 30, 2015	$117

EPTA deferred revenue as of January 1, 2014	$545
Cash collected on Principal of EPTA Contracts	(486)
Adjustments of EPTA deferred revenue	225
EPTA deferred revenue as of June 30, 2014	$284

Revenue related to cash collected on previously written off bad debt decreased 40% or $71,000, to $106,000 for the six months ended June 30, 2015 as compared to $177,000 for the six months ended June 30, 2014.

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 49% or $216,000, to $227,000 for the six months ended June 30, 2015 as compared to $443,000 for the six months ended June 30, 2014.  The decrease is primarily related to a decrease in pay per click advertising costs of $143,000, a reduction in salaries and benefits associated with the fulfillment of website management services of $56,000, and a decrease in other cost of revenue of $17,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 92% or $316,000, to $27,000 for the six months ended June 30, 2015 as compared to $343,000 for the six months ended June 30, 2014.  The decrease was due to decreased salaries and benefits related to the discontinued development of our website development software and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 73% or $37,000, to $14,000 for the six months ended June 30, 2015 as compared to $51,000 for the six months ended June 30, 2014.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of salaries and expenses during the six months ended June 30, 2015 and a reduction in commissions during the six months ended June 30, 2015.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 49% or $728,000, to $748,000 for the six months ended June 30, 2015 as compared to $1,476,000 for the six months ended June 30, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 49% decrease in revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 11%, or $363,000 to $2,935,000 for the six months ended June 30, 2015 compared to $3,298,000 for the six months ended June 30, 2014.

Other Income

  Other income increased 77% or $91,000, to $209,000 for the six months ended June 30, 2015 as compared to $118,000 for the six months ended June 30, 2014.  This increase is primarily related to the reversal of certain legal accruals totaling $193,000 during the six months ended June 30, 2015 that were determined to no longer have a reasonable possibility of being paid out, which was offset by a decrease of $102,000 in the interest earned on the principal collections of EPTAs.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,782,000.  However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and major shareholder, in July 2015 that, if needed, he would provide up to $2,000,000 of financial support to enable the Company to fund its operations through September 30, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 34% or $724,000, to $1,430,000 as of June 30, 2015 as compared to $2,154,000 for the year ended December 31, 2014.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $1,124,000 during the six months ended June 30, 2015, which was offset by a decrease in accrued expenses of $323,000 and a decrease in deferred revenue of $92,000 for the six months ended June 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased 39% or $1,124,000, to $1,782,000 at June 30, 2015 as compared to $2,906,000 as of December 31, 2014. During the six months ended June 30, 2015, we used $1,733,000 in cash for operating activities, we used $20,000 in cash for investing activities, and financing activities provided $629,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 28% or $167,000, to $440,000 at June 30, 2015 as compared to $607,000 at December 31, 2014. Long-term trade receivables, net of allowance for doubtful accounts, increased 48% or $31,000, to $95,000 at June 30, 2015 as compared to $64,000 at December 31, 2014. Historically, we offered our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance is primarily related to a decrease in our Hosted Telecommunications Services trade receivables of $80,000 and cash collections and write-offs of EPTA agreements during the six months ended June 30, 2015 of $87,000.

Accounts Payable

Accounts payable increased 102% or $48,000, to $95,000 at June 30, 2015 as compared to $47,000 at December 31, 2014.  Our accounts payable as of June 30, 2015 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of vendor payments.

Capital

Total stockholders’ equity decreased 20% or $918,000, to $3,626,000 at June 30, 2015 as compared to $4,544,000 at December 31, 2014. The significant changes in stockholders’ equity during the six months ended June 30, 2015 included an increase of additional paid-in capital of $582,000 for options granted, an increase of additional paid-in capital of $690,000 for the exercise of stock warrants, and issuance of common stock in connection with a business acquisition of $40,000, offset by a net loss of $2,230,000 for the six month period ending June 30, 2015.

Off Balance Sheet Arrangements

As of June 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

August 4, 2015	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

August 4, 2015	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer