Form 10-Q
period 2015-09-30
Crexendo, Inc.
filed 2015-11-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2015 was 13,227,289.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,595	$2,906
Restricted cash	124	133
Trade receivables, net of allowance for doubtful accounts of $12
as of September 30, 2015 and $49 as of December 31, 2014	405	543
Inventories	115	72
Equipment financing receivables	138	171
Prepaid expenses and other	1,101	1,032
Total current assets	3,478	4,857

Certificate of deposit	251	251
Long-term trade receivables, net of allowance for doubtful accounts
of $26 as of September 30, 2015 and $19 as of December 31, 2014	91	64
Long-term equipment financing receivables	358	455
Property and equipment, net	48	68
Deferred income tax assets, net	381	381
Intangible assets, net	509	676
Goodwill	272	272
Long-term prepaid rent	134	376
Other long-term assets	210	114
Total Assets	$5,732	$7,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$295	$47
Accrued expenses	1,043	1,331
Income tax payable	34	7
Contingent consideration	110	211
Deferred income tax liability	381	381
Deferred revenue, current portion	811	726
Total current liabilities	2,674	2,703

Deferred revenue, net of current portion	91	64
Other long-term liabilities	133	203
Total liabilities	2,898	2,970

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,227,289 shares outstanding as of September 30, 2015 and 12,681,617 shares outstanding
as of December 31, 2014	13	13
Additional paid-in capital	56,976	55,413
Accumulated deficit	(54,155)	(50,882)
Total stockholders' equity	2,834	4,544

Total Liabilities and Stockholders' Equity	$5,732	$7,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,972	$1,725	$5,714	$5,605
Operating expenses:
Cost of revenue	882	790	2,598	2,604
Selling and marketing	624	546	1,807	1,703
General and administrative	1,309	1,549	4,244	4,847
Research and development	209	394	577	1,243
Total operating expenses	3,024	3,279	9,226	10,397

Loss from operations	(1,052)	(1,554)	(3,512)	(4,792)

Other income (expense):
Interest income	6	37	19	122
Interest expense	(3)	-	(16)	-
Other income, net	16	24	264	98
Total other income, net	19	61	267	220

Loss before income tax	(1,033)	(1,493)	(3,245)	(4,572)

Income tax provision	(10)	(9)	(28)	(56)

Net loss	$(1,043)	$(1,502)	$(3,273)	$(4,628)

Net loss per common share:
Basic	$(0.08)	$(0.13)	$(0.25)	$(0.42)
Diluted	$(0.08)	$(0.13)	$(0.25)	$(0.42)

Weighted-average common shares outstanding:
Basic	13,207,041	11,220,674	12,870,728	11,103,386
Diluted	13,207,041	11,220,674	12,870,728	11,103,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2015
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	12,681,617	$13	$55,413	$(50,882)	4,544
Expense for stock options granted to employees			784		784
Common stock issued upon exercise of options	26,665		49		49
Issuance of common stock from contingent consideration	19,007		40		40
Issuance of common stock in connection with exercise of warrants	500,000		690		690
Net loss				(3,273)	(3,273)
Balance, September 30, 2015	13,227,289	$13	$56,976	$(54,155)	$2,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,273)	$(4,628)
Adjustments to reconcile net loss to net
cash used for operating activities:
Amortization of prepaid rent	242	188
Depreciation and amortization	216	554
Expense for stock options issued to employees	784	612
Loss on disposal of property and equipment	-	(1)
Amortization of deferred gain	(70)	(55)
Change in fair value of contingent consideration	-	3
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	111	467
Equipment financing receivables	130	(149)
Inventories	(43)	163
Income tax receivable	-	31
Prepaid expenses and other	(69)	(44)
Other long-term assets	(96)	39
Accounts payable, accrued expenses and other	(40)	153
Income tax payable	27	-
Deferred revenue	112	(349)
Net cash used for operating activities	(1,969)	(3,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(29)	(6)
Proceeds from sale of property and equipment	-	2,002
Acquisition of One Stop Voice	-	(195)
Purchase of long-term investment	-	(1)
Change in restricted cash	9	7
Net cash (used for)/provided by investing activities	(20)	1,807

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	49	48
Proceeds from exercise of warrants	690	-
Payments of contingent consideration	(61)	(54)
Net cash (used for)/provided by financing activities	678	(6)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,311)	(1,215)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,906	3,076

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,595	$1,861

Supplemental disclosure of cash flow information:
Cash received/(paid) during the period for:
Income taxes, net	$(1)	$1
Supplemental disclosure of non-cash investing and financing information:
Business acquisition with stock (Note 3)	$-	$134
Contingent conideration related to acquisition (Note 3)	$-	$211
Prepayment of rent with common stock	$-	$966
Issuance of common stock from contingent consideration related to business acquisition	$40	$-

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

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,595,000.  However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and major shareholder, in October 2015 that, if needed, he would provide up to $2,000,000 of financial support to enable the Company to fund its operations through December 31, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Ltd., Avail 24/7 Inc., Internet Training Group, Inc., and Crexendo International, Inc.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,144,000 and $2,487,000, respectively.

Restricted Cash – We classified $124,000 and $133,000 as restricted cash as of September 30, 2015 and December 31, 2014, respectively.  Cash is restricted for state licensing letters of credit and compensating balance requirements on merchant accounts, and purchasing card agreements.  As of September 30, 2015, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $124,000.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $6,000 and $37,000 in interest income for the three months ended September 30, 2015 and 2014, respectively, and $19,000 and $122,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Property and Equipment - Depreciation expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $13,000 and $88,000 for the three months ended September 30, 2015 and 2014, respectively, and $49,000 and $377,000 for the nine months ended September 30, 2015 and 2014, respectively.  Depreciable lives by asset group are as follows:

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

Intangible Assets - Our intangible assets consist primarily of assets acquired in the acquisition of PBX Central and OSV, which include customer relationships and developed technology.  The fair value of identifiable intangible assets is based upon the lower of discounted future cash flow projections or the amount paid in an arm’s length transaction.  The intangible assets are amortized following the patterns in which the economic benefits are consumed.  Amortization expense is included in general and administrative expenses and totaled $43,000 and $72,000 for the three months ended September 30, 2015 and 2014, respectively, and $166,000 and $177,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Cost of Revenue – Cost of Hosted Telecommunications Service revenue primarily consists of fees we pay to third-party telecommunications and business internet providers, personnel and direct costs related to system implementation, customer service, and the costs associated with the purchase of phones and other third party equipment. Cost of Web Services revenue consists primarily of bandwidth, salaries, and outsourcing fees related to fulfillment of our web services and customer service costs.

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  Prepaid sales commissions as of September 30, 2015 and December 31, 2014 were $467,000 and $308,000, respectively, and are included in prepaid expenses and other on the condensed consolidated balance sheets.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and nine months ended September 30, 2015 and 2014.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2015.  One telecom customer accounted for 13% of total trade accounts receivable as of September 30, 2015 and no customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2014.

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

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss (in thousands)	$(1,043)	$(1,502)	$(3,273)	$(4,628)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,207,041	11,220,674	12,870,728	11,103,386
Diluted shares outstanding	13,207,041	11,220,674	12,870,728	11,103,386

Net loss per common share:
Basic	$(0.08)	$(0.13)	$(0.25)	$(0.42)
Diluted	$(0.08)	$(0.13)	$(0.25)	$(0.42)

Common stock equivalent shares are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At September 30, 2015 and 2014, the common stock equivalent shares were, as follows:

	September 30,	September 30,
	2015	2014

Shares of common stock issuable under equity incentive plans outstanding	3,187,347	2,257,107
Common stock equivalent shares excluded from diluted net loss per share	3,187,347	2,257,107

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

4.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2015	2014

Trade receivables	$393	$433
Conforming EPTAs	118	192
Non-Conforming EPTAs:
1 - 30 days	14	19
31 - 60 days	6	28
61 - 90 days	3	3
Gross trade receivables	534	675
Less: allowance for doubtful accounts	(38)	(68)
Trade receivables, net	$496	$607

Current trade receivables, net	$405	$543
Long-term trade receivables, net	91	64
Trade receivables, net	$496	$607

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $61,000 of EPTAs during the nine months ended September 30, 2015 and $158,000 during the year ended December 31, 2014, of which, all had original contract terms of greater than one year.

5.           Equipment Financing Receivables

We rent certain hosted telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases.  Equipment finance receivables arising from the rental of our hosted telecommunication equipment through sales-type leases, were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Gross financing receivables	$1,170	$1,610
Less unearned income	(674)	(984)
Financing receivables, net	496	626
Less: Current portion of finance receivables, net	(138)	(171)
Finance receivables due after one year	$358	$455

Equipment finance receivables are expected to be collected over the next thirty-six to sixty months.

6.           Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(440)	(316)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(190)	(147)
Total	$509	$676

7.           Fair Value Measurements

We have financial instruments as of September 30, 2015 and December 31, 2014 for which the fair value is summarized below (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$496	$496	$607	$607
Equipment financing receivables	496	496	626	626
Certificate of deposit	251	251	251	251
Liabilities:
Acquisition related contingent consideration	$110	$110	$211	$211

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair value measurement at reporting date
Description	September 30, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	110	-	-	110

Description	December 31, 2014	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	211	-	-	211

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at September 30, 2015 and December 31, 2014, respectively (in thousands):

Contingent consideration liability	Fair Value at September 30, 2015	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$110	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2015

Contingent consideration liability	Fair Value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2015

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the nine months ended September 30, 2015 and the year ended December 31, 2014 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2014	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at December 31, 2014	$211
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at September 30, 2015	$110

8.           Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2015 was (1.0)%  and (0.9)%, respectively, which resulted in an income tax provision of $10,000 and $28,000, respectively.  The tax provision for the nine months ended September 30, 2015 was due to state tax payments made with extensions filed.

Our effective tax rate for the three and nine months ended September 30, 2014 was (0.6)%  and (1.2)%, respectively, which resulted in an income tax provision of $9,000 and $56,000, respectively.  The tax provision for the nine months ended September 30, 2015 was due to state tax payments made with extensions filed.

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

9.           Prepaid Expenses and Other

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid rent, current	$322	$322
Prepaid commissions	467	308
Other	312	402
Total current prepaids	1,101	1,032
Prepaid rent, long-term	134	376
Total prepaid and other	$1,235	$1,408

10.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued wages and benefits	$400	$345
Accrued accounts payable	204	318
Accrued legal costs	-	231
Accrued sales taxes	182	209
Other	257	228
Total accrued expenses	$1,043	$1,331

11.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2018. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses.

Rental expense for the three months ended September 30, 2015 and 2014 was approximately $87,000 and $87,000, respectively.  Rental expense for the nine months ended September 30, 2015 and 2014 was approximately $261,000 and $223,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The lease agreement called for rent payments for the initial three-year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, is as follows:

	September 30,	December 31,
	2015	2014
Prepaid rent, current	$322,000	$322,000
Prepaid rent, long-term	134,000	376,000
Total prepaid rent, net	$456,000	$698,000

Rent expense incurred on the sale-leaseback during the three months ended September 30, 2015 and 2014, net of deferred gain amortization of $23,000 and $23,000, respectively, was $57,000 and $57,000, respectively. Rent expense incurred on the sale-leaseback during the nine months ended September 30, 2015 and 2014, net of deferred gain amortization of $70,000 and $55,000, respectively, was $171,000 and $133,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Hosted telecommunications services	$1,542	$1,035	$4,287	$2,953
Web services	430	690	1,427	2,652
Consolidated revenue	1,972	1,725	5,714	5,605

Income/(loss) from operations:
Hosted telecommunications services	(1,119)	(1,300)	(3,560)	(4,187)
Web services	67	(254)	48	(605)
Total operating loss	(1,052)	(1,554)	(3,512)	(4,792)
Other income, net:
Hosted telecommunications services	19	24	58	65
Web services	-	37	209	155
Total other income	19	61	267	220
Income/(loss) before income tax provision
Hosted telecommunications services	(1,100)	(1,276)	(3,502)	(4,122)
Web services	67	(217)	257	(450)
Loss before income tax provision	$(1,033)	$(1,493)	$(3,245)	$(4,572)

Depreciation and amortization was $45,000 and $102,000 for the Hosted Telecommunications Services segment for the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization was $166,000 and $322,000 for the Hosted Telecommunications Services segment for the nine months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization was $11,000 and $58,000 for the Web Services segment for the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization was $50,000 and $232,000 for the Web Services segment for the nine months ended September 30, 2015 and 2014, respectively.

Interest income was $6,000 and $37,000 for the Web Services segment for the three months ended September 30, 2015 and 2014, respectively.  Interest income was $19,000 and $124,000 for the Web Services segment for the nine months ended September 30, 2015 and 2014, respectively.

Interest expense was $3,000 and $0 for the Hosted Telecommunications Services segment for the three months ended September 30, 2015 and 2014, respectively.  Interest expense was $6,000 and $0 for the Hosted Telecommunications Services segment for the nine months ended September 30, 2015 and 2014, respectively.  Interest expense was $1,000 and $1,000 for the Web Services segment for the three months ended September 30, 2015 and 2014, respectively.  Interest expense was $10,000 and $1,000 for the Web Services segment for the nine months ended September 30, 2015 and 2014, respectively.

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

•
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the US and Canada, International calling, Toll free (Inbound and Outbound)

•	Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music-On-Hold, Voicemail, Unified Messaging, Hot-Desking
•	Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing, Group Mailboxes
•	Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording
•	Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring
•
Mobile Features such extension dialing, transfer and conference and seamless hand-off from Wifi to/from 3G and 4G, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets

•	Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Devices
•	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users
•
Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file

•	Web based online portal to administer, manage and provision the system.

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

In our November 3, 2015 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, our working capital needs;
•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;
•	they do not reflect income taxes or the cash requirements for any tax payments;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•
while share-based compensation is a component of operating expense, the impact on our financial statements compared to other companies can vary significantly due to such factors as the assumed life of the options and the assumed volatility of our common stock; and

•	other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(1,043)	$(1,502)	$(3,273)	$(4,628)
Share-based compensation	201	183	784	612
Amortization of rent expense paid in stock, net of deferred gain	57	57	171	133
Amortization of intangible assets	43	72	166	177
Non-GAAP net loss	$(742)	$(1,190)	$(2,152)	$(3,706)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(1,043)	$(1,502)	$(3,273)	$(4,628)
Depreciation and amortization	56	161	216	554
Interest expense	3	1	16	1
Interest and other income	(22)	(62)	(283)	(221)
Income tax provision	10	9	28	56
EBITDA	$(996)	$(1,393)	$(3,296)	$(4,238)
Share-based compensation	201	183	784	612
Amortization of rent expense paid in stock, net of deferred gain	57	57	171	133
Adjusted EBITDA	$(738)	$(1,153)	$(2,341)	$(3,493)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,972	$1,725	$5,714	$5,605
Loss before income taxes	(1,033)	(1,493)	(3,245)	(4,572)
Income tax provision	(10)	(9)	(28)	(56)
Net loss	(1,043)	(1,502)	(3,273)	(4,628)
Basic net loss per share	$(0.08)	$(0.13)	$(0.25)	$(0.42)
Diluted net loss per share	$(0.08)	$(0.13)	$(0.25)	$(0.42)

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue

Total revenue increased 14% or $247,000, to $1,972,000 for the three months ended September 30, 2015 as compared to $1,725,000 for the three months ended September 30, 2014. Hosted Telecommunications Services segment revenue increased 49% or $507,000, to $1,542,000 for the three months ended September 30, 2015 as compared to $1,035,000 for the three months ended September 30, 2014.  Web Services segment revenue decreased 38% or $260,000, to $430,000 for the three months ended September 30, 2015 as compared to $690,000 for the three months ended September 30, 2014.  The decline in Web Services segment revenue is related to $49,000 decrease in EPTA revenue, $77,000 decrease in web management service revenue due to shift in focus, and $134,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 31% or $460,000, to $1,033,000 for the three months ended September 30, 2015 as compared to loss before income tax of $1,493,000 for the three months ended September 30, 2014.  The decrease in loss before income tax is primarily due to the increase in revenue of $247,000 and a decrease in operating expenses of $255,000, offset by a $42,000 decrease in other income.

Income Tax Provision
Our effective tax rate for the three months ended September 30, 2015 and 2014 was (1.0)% and (0.6)%, respectively, which resulted in a provision for income taxes of $(10,000) and $(9,000), respectively.  The provision for income taxes relates to minimum state tax requirements.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue

Total revenue increased 2% or $109,000, to $5,714,000 for the nine months ended September 30, 2015 as compared to $5,605,000 for the nine months ended September 30, 2014. Hosted Telecommunications Services segment revenue increased 45% or $1,334,000, to $4,287,000 for the nine months ended September 30, 2015 as compared to $2,953,000 for the nine months ended September 30, 2014.  Web Services segment revenue decreased 46% or $1,225,000, to $1,427,000 for the nine months ended September 30, 2015 as compared to $2,652,000 for the nine months ended September 30, 2014.  The decline in Web Services segment revenue is related to $408,000 decrease in EPTA revenue, $457,000 decrease in web management service revenue due to shift in focus, and $360,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 29% or $1,327,000, to $3,245,000 for the nine months ended September 30, 2015 as compared to loss before income tax of $4,572,000 for the nine months ended September 30, 2014.  The decrease in loss before income tax is primarily due to the increase in revenue of $109,000 and a decrease in operating expenses of $1,171,000.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2015 and 2014 was (0.9)% and (1.2)%, respectively, which resulted in a provision for income taxes of $(28,000) and $(56,000), respectively.  The provision for income taxes relates to minimum state tax requirements.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Hosted Telecommunications Services	2015	2014	2015	2014
Revenue	$1,542	$1,035	$4,287	$2,953
Operating expenses:
Cost of revenue	799	630	2,288	2,001
Research and development	197	214	538	720
Selling and marketing	624	536	1,793	1,642
General and administrative	1,041	955	3,228	2,777
Total operating expenses	2,661	2,335	7,847	7,140
Operating loss	(1,119)	(1,300)	(3,560)	(4,187)
Other income	19	24	58	65
Loss before tax provision	$(1,100)	$(1,276)	$(3,502)	$(4,122)

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 49% or $507,000, to $1,542,000 for the three months ended September 30, 2015 as compared to $1,035,000 for the three months ended September 30, 2014.  Revenue from recurring and one-time services increased $366,000.  Equipment sales increased $159,000.  Interest revenue associated with the sales-type leases decreased $18,000 as the Company no longer provides equipment leasing for customers.  Customers either purchase devices or lease them through a third-party leasing company.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2015 and 2014.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of July 1, 2015 and 2014, and September 30, 2015 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of July 1, 2015	$11,283
Hosted Telecommunications Services backlog as of September 30, 2015	$12,612

Hosted Telecommunications Services backlog as of July 1, 2014	$8,402
Hosted Telecommunications Services backlog as of September 30, 2014	$8,806

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party bandwidth and business internet providers, personnel and direct costs related to system implementation, customer service, and the costs associated with the purchase of desktop devices and other third party equipment.  Cost of revenue increased 27% or $169,000, to $799,000 for the three months ended September 30, 2015 as compared to $630,000 for the three months ended September 30, 2014.  The increase in cost of revenue was primarily due to an increase in bandwidth costs of $114,000, an increase in salary and benefit expenses of $22,000 related to our customer service department, an increase in product costs of $20,000, and an increase in installation costs of $13,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 8% or $17,000, to $197,000 for the three months ended September 30, 2015 as compared to $214,000 for the three months ended September 30, 2014.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative compensation and benefits, dealer channel commissions, and the production of marketing materials. Selling and marketing expenses increased 16% or $88,000, to $624,000 for the three months ended September 30, 2015 as compared to $536,000 for the three months ended September 30, 2014.  The increase was primarily due to an increase in commissions of $88,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 9% or $86,000, to $1,041,000 for the three months ended September 30, 2015 as compared to $955,000 for the three months ended September 30, 2014.  The increase is due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment.  Consolidated general and administrative expenses actually decreased 15%, or $240,000 to $1,309,000 for the three months ended September 30, 2015 compared to $1,549,000 for the three months ended September 30, 2014.

Other Income/(Expense)

Other income/(expense) primarily consists of the allocated portion of sublease rental income and interest expense.  Net other income decreased 21% or $5,000, to $19,000 for the three months ended September 30, 2015 as compared to $24,000 for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 45% or $1,334,000, to $4,287,000 for the nine months ended September 30, 2015 as compared to $2,953,000 for the nine months ended September 30, 2014.  Revenue from recurring and one-time services increased $1,043,000.  Equipment sales increased $291,000.  Interest revenue associated with the sales-type leases was $325,000 for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2015 and 2014.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2015 and 2014, and September 30, 2015 and 2014, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of September 30, 2015	$12,612

Hosted Telecommunications Services backlog as of January 1, 2014	$7,019
Hosted Telecommunications Services backlog as of September 30, 2014	$8,806

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party bandwidth and business internet providers, personnel and direct costs related to system implementation, customer service, and the costs associated with the purchase of desktop devices and other third party equipment.  Cost of revenue increased 14% or $287,000, to $2,288,000 for the nine months ended September 30, 2015 as compared to $2,001,000 for the nine months ended September 30, 2014.  The increase in cost of revenue was primarily due to an increase in bandwidth and business internet costs of $291,000, offset by a decrease in products costs of $49,000, an increase in salary and benefit expenses of $35,000 related to our customer service department, and an increase in installation and maintenance costs of $10,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development expenses decreased 25% or $182,000, to $538,000 for the nine months ended September 30, 2015 as compared to $720,000 for the nine months ended September 30, 2014.  The decrease was primarily due to changes in staffing which resulted in lower salaries and benefits for the engineering department.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative compensation and benefits, dealer channel commissions, and the production of marketing materials.  Selling and marketing expenses increased 9% or $151,000, to $1,793,000 for the nine months ended September 30, 2015 as compared to $1,642,000 for the nine months ended September 30, 2014.  The increase was primarily due to an increase in commissions of $309,000, an increase in business development costs of $10,000 and other sales and marketing costs of $87,000, which was offset by a decrease in salaries and benefits of $215,000 and a decrease in sales travel, lodging and meals of $40,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 16% or $451,000, to $3,228,000 for the nine months ended September 30, 2015 as compared to $2,777,000 for the nine months ended September 30, 2014.  The increase is due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment.  Consolidated general and administrative expenses actually decreased 12%, or $603,000 to $4,244,000 for the nine months ended September 30, 2015 compared to $4,847,000 for the nine months ended September 30, 2014.

Other Income/(Expense)

Other income/(expense) primarily consists of the allocated portion of sublease rental income and interest expense.  Net other income decreased $7,000, to $58,000 for the nine months ended September 30, 2015 as compared to $65,000 for the nine months ended September 30, 2014.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Web Services	2015	2014	2015	2014
Revenue	$430	$690	$1,427	$2,652
Operating expenses:
Cost of revenue	83	160	310	603
Research and development	12	180	39	523
Selling and marketing	-	10	14	61
General and administrative	268	594	1,016	2,070
Total operating expenses	363	944	1,379	3,257
Operating income/(loss)	67	(254)	48	(605)
Other income	-	37	209	155
Income/(loss) before tax provision	$67	$(217)	$257	$(450)

Three months ended September 30, 2015 compared to three months ended September 30, 2014
Revenue

Web Services segment revenue decreased 38% or $260,000, to $430,000 for the three months ended September 30, 2015 as compared to $690,000 for the three months ended September 30, 2014.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $49,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $77,000, and a decrease in hosting revenue of $134,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, salaries, and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 48% or $77,000, to $83,000 for the three months ended September 30, 2015 as compared to $160,000 for the three months ended September 30, 2014.  The decrease is primarily related to a decrease in costs related to the fulfillment of web services of $44,000, a reduction in credit card fees of $14,000, and a reduction in salaries and benefits associated with the fulfillment of website management services of $19,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 93% or $168,000, to $12,000 for the three months ended September 30, 2015 as compared to $180,000 for the three months ended September 30, 2014.  The decrease was due to decreased salaries and benefits related to the discontinued development of our website development software and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative compensation and benefits, commissions, and the production of marketing materials.  Selling and marketing expense decreased 100% or $10,000, to $0 for the three months ended September 30, 2015 as compared to $10,000 for the three months ended September 30, 2014.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of expenses during the three months ended September 30, 2015.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 55% or $326,000, to $268,000 for the three months ended September 30, 2015 as compared to $594,000 for the three months ended September 30, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 38% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 15%, or $240,000 to $1,309,000 for the three months ended September 30, 2015 compared to $1,549,000 for the three months ended September 30, 2014.

Other Income

Other income decreased 100% or $37,000, to $0 for the three months ended September 30, 2015 as compared to $37,000 for the three months ended September 30, 2014.  This decrease is primarily related to the interest earned on the principal collections of EPTAs, which decreased to $6,000 for the three months ended September 30, 2015 compared to $37,000.  This was offset by a foreign exchange loss of $6,000 for the three months ended September 30, 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue

Web Services segment revenue decreased 46% or $1,225,000, to $1,427,000 for the nine months ended September 30, 2015 as compared to $2,652,000 for the nine months ended September 30, 2014.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $408,000 and our shift in focus to only providing web services to enterprise-sized customers, resulting in a decrease of $457,000, and a decrease in hosting revenue of $360,000. Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, salaries, and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 49% or $293,000, to $310,000 for the nine months ended September 30, 2015 as compared to $603,000 for the nine months ended September 30, 2014.  The decrease is primarily related to a decrease in costs related to the fulfillment of web services of $181,000, a reduction in salaries and benefits associated with the fulfillment of website management services of $75,000, and a reduction in credit card fees of $37,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 93% or $484,000, to $39,000 for the nine months ended September 30, 2015 as compared to $523,000 for the nine months ended September 30, 2014.  The decrease was due to decreased salaries and benefits related to the discontinued development of our website development software and an allocation of costs to general and administrative salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative compensation and benefits, commissions, and the production of marketing materials.  Selling and marketing expense decreased 77% or $47,000, to $14,000 for the nine months ended September 30, 2015 as compared to $61,000 for the nine months ended September 30, 2014.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of salaries and expenses during the nine months ended September 30, 2015.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 51% or $1,054,000, to $1,016,000 for the nine months ended September 30, 2015 as compared to $2,070,000 for the nine months ended September 30, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 46% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 12%, or $603,000 to $4,244,000 for the nine months ended September 30, 2015 compared to $4,847,000 for the nine months ended September 30, 2014.

Other Income

  Other income increased 35% or $54,000, to $209,000 for the nine months ended September 30, 2015 as compared to $155,000 for the nine months ended September 30, 2014.  This increase is primarily related to the reversal of certain legal accruals totaling $193,000 during the nine months ended September 30, 2015 that were determined to no longer have a reasonable possibility of being paid out, which was offset by a decrease of $139,000 in the interest earned on the principal collections of EPTAs.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,595,000.  However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and major shareholder, in October 2015 that, if needed, he would provide up to $2,000,000 of financial support to enable the Company to fund its operations through December 31, 2016. As such, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 63% or $1,350,000, to $804,000 as of September 30, 2015 as compared to $2,154,000 for the year ended December 31, 2014.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $1,311,000 during the nine months ended September 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased 45% or $1,311,000, to $1,595,000 at September 30, 2015 as compared to $2,906,000 as of December 31, 2014. During the nine months ended September 30, 2015, we used $1,969,000 in cash for operating activities, we used $20,000 in cash for investing activities, and financing activities provided $678,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 18% or $111,000, to $496,000 at September 30, 2015 as compared to $607,000 at December 31, 2014. Long-term trade receivables, net of allowance for doubtful accounts, increased 42% or $27,000, to $91,000 at September 30, 2015 as compared to $64,000 at December 31, 2014. Historically, we offered our customers a contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  The decrease in our accounts receivable balance is primarily related to a decrease in our Hosted Telecommunications Services trade receivables of $12,000 and cash collections and write-offs of EPTA agreements during the nine months ended September 30, 2015 of $99,000.

Accounts Payable

Accounts payable increased 528% or $248,000, to $295,000 at September 30, 2015 as compared to $47,000 at December 31, 2014.  Our accounts payable as of September 30, 2015 were generally within our vendors’ terms of payment. The increase is primarily related to the processing of vendor invoices and recognizing them as payables rather than accrued liabilities.

Capital

Total stockholders’ equity decreased 38% or $1,710,000, to $2,834,000 at September 30, 2015 as compared to $4,544,000 at December 31, 2014. The significant changes in stockholders’ equity during the nine months ended September 30, 2015 included an increase of additional paid-in capital of $784,000 for options granted, an increase of additional paid-in capital of $690,000 for the exercise of stock warrants, an increase of additional paid-in capital of $49,000 for the exercise of stock options, and issuance of common stock in connection with a business acquisition of $40,000, offset by a net loss of $3,273,000 for the nine month period ending September 30, 2015.

Off Balance Sheet Arrangements

As of September 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 3, 2015	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

November 3, 2015	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer