Form 10-K
period 2015-12-31
Crexendo, Inc.
filed 2016-03-01
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015:

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2015 was approximately $4,868,000.

The number of shares of the registrant’s common stock outstanding as of February 10, 2016 was 13,245,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

OVERVIEW

We are a hosted services company that provides hosted telecommunications services, broadband internet services, website hosting, e-commerce software and website development software for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

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

	Year Ended December 31,
	2015	2014
Revenue:
Hosted Telecommunications Services	$5,989	$4,297
Web Services	1,834	3,297
Consolidated revenue	$7,823	$7,594

	Year Ended December 31,
	2015	2014
Income/(loss) before income tax provision:
Hosted Telecommunications Services	$(4,833)	$(5,689)
Web Services	280	(610)
Loss before income tax provision	$(4,553)	$(6,299)

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

Our Hosted Telecommunications technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:

•	High-end desktop telephony devices such as Gigabit, PoE, 6 Line Color Phone with 10 programmable buttons and lower end Monochrome 2 Line wall mountable device

•
Basic Business Telephony Features such as those offered in a traditional private branch exchange (“PBX”) systems like extension dialing,  Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer (Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing

•	Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording

•	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting

•	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo)

•
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile device as if they were in the office. It also provided users instant access to visual voicemail and call logs

•	End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.

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

•
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

RESEARCH AND DEVELOPMENT

We invested $779,000 and $1,604,000 for the years ended December 31, 2015 and 2014, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for our hosted telecommunications products and services and website development software.

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

EMPLOYEES

As of December 31, 2015, we had 55 employees; 53 full-time and 2 part-time, including 5 executives, 10 sales representatives and sales administration, 13 engineer and IT support in the development of our cloud services solutions, 16 in Hosted Telecommunications Services fulfillment and customer support, 11 in finance, legal and business development, marketing, and other general administration.

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

GOVERNMENTAL REGULATION

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC.  Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request.  We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services.

We are subject to regulations generally applicable to all businesses. We are also subject to an increasing number of laws and regulations directly applicable to telecommunication, internet access and commerce. The adoption of any such additional laws or regulations may decrease the rate of growth of the Internet, which could in turn decrease the demand for our products and services. Such laws may also increase our costs of doing business or otherwise have an adverse effect on our business prospects, financial position or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. In particular, one channel we use to initially contact our customers is e-mail. The use of e-mail for this purpose has become the subject of a number of recently adopted and proposed laws and regulations. Future federal or state legislation or regulation could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until and if profitability is achieved.   The current plan is to fund our operations during the next twelve months using our cash and cash equivalents of $1,497,000.  Considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company may be required to obtain additional debt or equity financing including but not limited to the type which has been historically available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in February 2016 that he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 11) if additional capital is necessary to fund operations through March 31, 2017.  Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Changes in our business model and product strategies may adversely impact revenue.

Revenues from the discontinued seminar sale model continue to decrease.  Almost all Extended Payment Term Agreements (EPTA’s) have been completed. Hosting fees from websites have continued to decline since the cessation of direct seminar sales. The Company has not actively marketed its website development software and new hosting fees from websites have been minimal.

From time to time we had been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us to pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business. We have received customer complaints and civil actions.

From time to time, we received inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operated.  These inquiries had historically been related to our discontinued seminar sales practices..  There is still the potential of review of past sales and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases these complaints and inquiries from agencies and customers have ended up in civil court. We may continue to receive customer and agency claims and actions.

We face risks in our strategy of developing new desktop telephones (end points). Our telephony products are not currently intended to work with other competitors’ or vendors' equipment.

We currently are developing new Crexendo ® branded end points. The development is being manufactured by a third party vendor. The end points include Crexendo design, firmware certain technology and processes.   The technology is dependent upon successful completion of the process by the third party vendor. If the phones are successfully manufactured there is no assurance of the acceptance of the end points.  Successful roll out is not guaranteed and is contingent on factors including but not limited to our meeting certain industry standards, the availability of our vendors to meet agreed terms, supply from vendors being sufficient to meet demand, industry acceptance of the end points, end points meeting the needs of our customers, competitive pricing of the end points, feature set of the end points being up to competitive standards, regulatory approval as required of the end points and competitor claims relating to the end points. Our failure to be able to fully implement the sale of the Crexendo end points or the inability to have end points manufactured to meet our supply needs may cause us damage as well as require us to have to purchase end points from other suppliers at a higher price which could affect sales and margins. Our VoIP telephony products are not currently intended to work with other competitors’ or vendors' equipment. Our inability to operate with competitor’s equipment or services may impact our competitiveness and our ability to acquire customers.

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

Our Telecommunications services are required to comply with industry standards, FCC regulations, privacy laws as well as certain State and local jurisdiction specific regulations failure to comply with those may subject us to penalties and may also require us to modify existing products and/or service.

The acceptance of telephony services and network services are dependent upon our meeting certain industry standards.  We do comply with certain rules and regulations of the FCC regarding safety standards.  Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our sales, margins, and profitability. Changes to the Universal Service Funds by the FCC or various States may require us to increase our costs which could negatively affect revenue and margins.

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

We are subject to Federal laws and FCC regulations that require us to protect customer information. While we have protections in place to protect customer information there is no assurance that our systems will not be subject to failure or intentional fraudulent attack. The failure to protect required information could subject us to penalties and diminish the confidence our customers have in our systems which could negatively affect results. While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business as well as subject us to law suits, civil fines and criminal penalties.

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

Changes to rates by our suppliers, competitors and increasing regulatory charges may require us to raise prices which could impact results.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in customer decision to deploy our product.  Our competitors may reduce their rates which may require us to reduce our rates which would affect our margins and revenues, or otherwise make our pricing non-competitive. Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our service cost, which may affect our margins  Continued rate decreases could require us to lower our rates to remain competitive which could substantially reduce our revenues, margins, and profitability. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Changes in our underlying rates may change rates we charge our customers which could impact our sales and retention of customers as well as make us less competitive.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and other VoIP companies.

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

The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of such products and services are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance. A number of very large, well-capitalized, high profile companies serve the e-commerce, VoIP and Cloud technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers.

Our VoIP service competes against established well financed alternative voice communication providers, (such as 8x8 and Ring Central) who may provide comparable services at comparable pricing.

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

Pricing in the telecommunications industry is very fluid and competitive. Price is often the substantial motivation factor in customer decision to deploy our product.  Our competitors may reduce their rates which may require us to reduce our rates which would affect our margins and revenues, or otherwise make our pricing non-competitive. Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our service cost, which may affect our margins or competiveness. We may be required to raise rates to pass along charges by regulators which may also affect margins and competiveness. We may be required to raise rates to pass along increases in our costs from our vendors and suppliers which could also affect competiveness and margins.

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

Our Hosted Telecommunications Services have not been profitable.

We recorded operating losses on our Hosted Telecommunications Services and Web Services segments for the period ending. We have incurred operating losses in each of the three prior years and may incur operating losses in the foreseeable future.

If the market for our new products does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

We market our Hosted Telecommunications Services and Web Services. The market for these products is still evolving and it is uncertain whether these products and services will achieve and sustain high levels of demand and market acceptance. If potential customers do not perceive the benefits of our product lines, sales may not develop or may develop more slowly than we expect, either of which would adversely affect our operations. Because the market for new product development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Our ability to use our net operating loss carry-forwards may be reduced in the event of an ownership change, and could adversely affect our financial results.

As of December 31, 2015, we had net operating loss (“NOL”) carry-forwards of approximately $21,936,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Web Services and Hosted Telecommunications Services and (ii) the emerging nature of the markets in which we compete, and (iii) our lack of profitability. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, including but not limited to our sales efforts and results, marketing, management, competiveness of our products and pricing and other risk factors contained in this section.:

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the company absent the consent of the CEO.

Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns over 50% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2015. As a result, Mr. Mihaylo would have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board.  As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our securities have been thinly traded. an active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common stock, in addition our stock price has been subject to fluctuating prices.

Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 10, 2016 we had outstanding 13,245,246 shares of common stock.

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

If we do not successfully expand our sales including our partner program, direct sales and sales channels, we may be unable to substantially increase our sales.

We sell our products primarily through direct sales, inside sales and our telecommunications partner program, and we must substantially expand the number of partners and producing direct sales personnel to increase organic revenue substantially. If we are unable to expand our partner network and the sales per partner and hire and retain qualified sales personnel or if new sales personnel fail to develop the necessary skills to be productive, or if they reach productivity more slowly than anticipated, our ability to increase our organic revenue and grow our business could be compromised. Our sales personnel may require a long period of time to become productive. The time required in achieving efficiency, as well as the challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

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

We have sold and will continue to attempt to sell to certain customer segments which may have certain requirements for additional privacy or security. In addition sales may be made to enterprises which are subject to additional security requirements and or HIPPA requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments there is no assurance that the Company systems fully comply with all requirements. In addition there are risks associated with third party system failure, or parties illegally hacking into the Company systems. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA, Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

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

Our services (including e-commerce and VoIP) may be disrupted by problems with our technology and systems such as malfunctions in our software or facilities. In addition there may be service interruptions for reasons outside our control.  Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions could cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network and Telecommunication interruptions may also impair our ability to sign-up new customers. In addition since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “cyber-attacks” from the Internet, which could have a significant impact on our systems and services. Our customers’ ability to use our services is dependent on third-party internet providers which may suffer service disruptions.  If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our growth may suffer.

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

	High	Low
Year Ended December 31, 2015
October to December 2015	$2.30	$1.10
July to September 2015	2.25	1.85
April to June 2015	2.33	1.82
January to March 2015	2.70	1.40
Year Ended December 31, 2014
October to December 2014	$3.05	$1.10
July to September 2014	3.35	2.66
April to June 2014	3.58	3.01
January to March 2014	3.80	3.00

SECURITY HOLDERS

There were 177 holders of record of our shares of common stock as of February 10, 2016. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2015 and 2014.

ISSUER PURCHASES OF EQUITY SEQURITIES

None

RECENT SALES OF UNREGISTERED SECURITIES

On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender").  Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company.  Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders.  The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015.).  For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year.  After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan.  If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”).  The Warrant has a five-year term from the date of the Loan Agreement.  The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock.  In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant.

On December 23, 2014, we issued 1,449,275 shares of common stock and 500,000 warrants to Seven G. Mihaylo, Chief Executive Officer of the Company at a price of $1.38 per share. The financing resulted in gross proceeds to us of $2.0 million. We expect to use the net proceeds from the sale of the shares to fund our operations and for general corporate purposes.  The warrants had a strike price of $1.38 per share resulting in gross proceeds of $690,000 during the year ended December 31, 2015.

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

OVERVIEW

We are a hosted services company that provides hosted telecommunications services, broadband internet services, website hosting, e-commerce software and website development software for businesses and entrepreneurs. Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates. The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

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

Our Hosted Telecommunications Services revenue increased 39% or $1,692,000 to $5,989,000 for the year ended December 31, 2015 as compared to $4,297,000 for the year ended December 31, 2014. As of December 31, 2015 and 2014, our backlog was $13,907,000 and $9,763,000, respectively.

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

Our typical EPTA agreement has a term of two to three years.  As such, while we no longer offer EPTAs to our customers as a result of the suspension of our direct mail seminar sales, we continue to recognize revenue from those EPTA contracts executed prior to July 2011 as cash is collected from those contracts. At December 31, 2015 and 2014, we had $138,000 and $242,000, respectively, EPTA receivables, net of allowance for doubtful accounts of $32,000 and $56,000, respectively.

Our Web Services revenue decreased 44% or $1,463,000 to $1,834,000 for the year ended December 31, 2015 as compared to $3,297,000 for the year ended December 31, 2014.

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

In our March 1, 2016 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)
	Year Ended December 31,
	2015	2014
	(In thousands)
U.S. GAAP net loss	$(4,541)	$(6,376)
Share-based compensation	1,306	1,049
Amortization of rent expense paid in stock	322	268
Amortization of intangible assets	210	248
Non-GAAP net loss	$(2,703)	$(4,811)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Year Ended December 31,
	2015	2014
	(In thousands)
U.S. GAAP net loss	$(4,541)	$(6,376)
Depreciation and amortization	270	663
Interest expense	28	3
Interest and other (income) expense	(314)	(303)
Income tax provision/(benefit)	(12)	77
EBITDA	(4,569)	(5,936)
Share-based compensation	1,306	1,049
Amortization of rent expense paid in stock	322	268
Adjusted EBITDA	$(2,941)	$(4,619)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following accounting policies are the most critical in understanding our consolidated financial position, results of operations or cash flows, and that may require management to make subjective or complex judgments about matters that are inherently uncertain.

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

Contingent liabilities - Contingent liabilities require significant judgment in estimating potential or payouts. Contingent considerations arising from business combinations require management to estimate future payouts based on forecasted results, which are highly sensitive to the estimates of discount rates and future revenues. These estimates can change significantly from period to period and reviewed each reporting period to establish the fair value of the contingent liability.

For additional information on use of estimates, see summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
	2015	2014
Consolidated Operations
Revenue	$7,823	$7,594
Loss before income taxes	(4,553)	(6,299)
Income tax benefit/(provision)	12	(77)
Net loss	(4,541)	(6,376)
Basic/diluted net loss per share	$(0.35)	$(0.57)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Total revenue increased 3% or $229,000, to $7,823,000 for the year ended December 31, 2015 as compared to $7,594,000 for the year ended December 31, 2014. Hosted Telecommunications Services segment revenue increased 39% or $1,692,000, to $5,989,000 for the year ended December 31, 2015 as compared to $4,297,000 for the year ended December 31, 2014.  Web Services segment revenue decreased 44% or $1,463,000, to $1,834,000 for the year ended December 31, 2015 as compared to $3,297,000 for the year ended December 31, 2014.  The decline in Web Services segment revenue is related to $543,000 decrease in web management service revenue due to shift in customer base focus, $476,000 decrease in EPTA revenue due to decrease in outstanding receivables, and $444,000 decrease in website hosting revenue.

Loss Before Income Taxes

Loss before income tax decreased 28% or $1,746,000 to $4,553,000 for the year ended December 31, 2015 as compared to $6,299,000 for the year ended December 31, 2014 primarily due to a decrease in total operating expenses of $1,531,000 to $12,662,000 for the year ended December 31, 2015 as compared to $14,193,000 for the year ended December 31, 2014, coupled with an increase in revenue of $229,000 to $7,823,000 for the year ended December 31,2015 compared to $7,594,000 for the year ended December 31, 2014, and a reduction of other income of $14,000.

Income Tax Provision

We had an income tax benefit of $12,000 for the year ended December 31, 2015 compared to an income tax provision of $77,000 for the year ended December 31, 2014.  We had a pre-tax loss for the years ended December 31, 2015 and 2014 of $4,553,000 and $6,299,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2015 and 2014.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands)

	Year Ended December 31,
Hosted Telecommunications Services	2015	2014
Revenue	$5,989	$4,297
Operating expenses:
Cost of revenue	3,175	2,847
Research and development	731	934
Selling and marketing	2,429	2,215
General and administrative	4,558	4,077
Total operating expenses	10,893	10,073
Operating loss	(4,904)	(5,776)
Other income	71	87
Loss before tax provision	$(4,833)	$(5,689)

Quarterly Financial Information

	Year ended December 31, 2015
	For the three months ended
Hosted Telecommunications Services	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(In thousands, except per share data)
Revenue	$1,324	$1,421	$1,542	$1,702
Operating expenses:
Cost of revenue	744	745	799	887
Research and development	186	155	197	193
Selling and marketing	600	569	624	636
General and administrative	1,144	1,043	1,041	1,330
Total operating expenses	2,674	2,512	2,661	3,046
Operating loss	(1,350)	(1,091)	(1,119)	(1,344)
Other income	21	18	19	13
Loss before tax provision	$(1,329)	$(1,073)	$(1,100)	$(1,331)

	Year ended December 31, 2014
	For the three months ended
Hosted Telecommunication Services	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$955	$963	$1,035	$1,344
Operating expenses:
Cost of revenue	663	708	630	846
Research and development	245	258	214	214
Selling and marketing	618	488	536	573
General and administrative	937	885	955	1,300
Total operating expenses	2,463	2,339	2,335	2,933
Operating loss	(1,508)	(1,376)	(1,300)	(1,589)
Other income	20	21	24	22
Loss before tax provision	$(1,488)	$(1,355)	$(1,276)	$(1,567)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Hosted Telecommunications Services segment revenue increased 39% or $1,692,000, to $5,989,000 for the year ended December 31, 2015 as compared to $4,297,000 for the year ended December 31, 2014.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through 36 to 60 month service contracts. As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog.  Backlog represents future revenue on contracts signed with no service or payment provided at December 31, 2015 and December 31, 2014.

Hosted Telecommunications Services backlog as of December 31, 2015	$13,907
Hosted Telecommunications Services backlog as of December 31, 2014	$9,763

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment. Cost of revenue increased 12% or $328,000, to $3,175,000 for the year ended December 31, 2015 as compared to $2,847,000 for the year ended December 31, 2014.  The cost of revenue increase is directly related to the increase in revenue.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications features and products.  Research and development expenses decreased 22% or $203,000, to $731,000 for the year ended December 31, 2015 as compared to $934,000 for the year ended December 31, 2014.  The decrease was primarily attributed to a decrease in personnel costs, as the average monthly number of engineers decreased to 9 from 14 for the years ended December 31, 2015 and 2014, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials.  Selling and marketing expenses increased 10% or $214,000, to $2,429,000 for the year ended December 31, 2015 as compared to $2,215,000 for the year ended December 31, 2014.  The increase was primarily attributable to an increase in commission expenses of $374,000, an increase in other expenses of $20,000, offset by a decrease in personnel costs of $180,000.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses, rent, professional fees, and administrative personnel.  General and administrative expenses increased 12% or $481,000, to $4,558,000 for the year ended December 31, 2015 as compared to $4,077,000 for the year ended December 31, 2014.  General and administrative expenses increase was primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment.  As Web Services revenue decreases and Hosted Telecommunication Service revenue increases, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income

Other income primarily relates to the allocated portion of sublease rental income.  Other income decreased $16,000 to $71,000 for the year ended December 31, 2015 as compared to $87,000 for the year ended December 31, 2014.  This decrease is primarily due to a decrease in sublease rental income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Operating Results of our Web Services Segment (in thousands)

	Year Ended December 31,
Web Services	2015	2014
Revenue	$1,834	$3,297
Operating expenses:
Cost of revenue	402	735
Research and development	48	670
Selling and marketing	16	65
General and administrative	1,303	2,650
Total operating expenses	1,769	4,120
Operating income/(loss)	65	(823)
Other income	215	213
Income/(loss) before tax provision	$280	$(610)

Quarterly Financial Information

	Year ended December 31, 2015
	For the three months ended
Web Services	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(In thousands, except per share data)
Revenue	$528	$469	$430	$407
Operating expenses:
Cost of revenue	117	110	83	92
Research and development	17	10	12	9
Selling and marketing	3	11	-	2
General and administrative	416	332	268	287
Total operating expenses	553	463	363	390
Operating income/(loss)	(25)	6	67	17
Other income	194	15	-	6
Income before tax provision	$169	$21	$67	$23

	Year ended December 31, 2014
	For the three months ended
Web Services	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$1,117	$845	$690	$645
Operating expenses:
Cost of revenue	267	176	160	132
Research and development	169	177	180	147
Selling and marketing	35	16	10	4
General and administrative	813	663	594	580
Total operating expenses	1,284	1,032	944	863
Operating loss	(167)	(187)	(254)	(218)
Other income	57	61	37	58
Loss before tax provision	$(110)	$(126)	$(217)	$(160)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue from Web Services is generated primarily through website hosting and Search Engine Optimization (“SEO”) services, link building, search engine management services, conversion rate optimization services, and website design and development services.  Web Services segment revenue decreased 44% or $1,463,000, to $1,834,000 for the year ended December 31, 2015 as compared to $3,297,000 for the year ended December 31, 2014.  The decrease in revenue is related to $543,000 decrease in web management service revenue due to shift in customer base focus, $476,000 decrease in EPTA revenue due to decrease in outstanding receivables, and $444,000 decrease in website hosting revenue.

Cost of Revenue

Cost of revenue consists primarily of salaries and outsourcing fees related to fulfillment of our web services and customer service costs.  Cost of revenue decreased 45% or $333,000, to $402,000 for the year ended December 31, 2015 as compared to $735,000 for the year ended December 31, 2014.  The decrease is primarily related to the reduction in costs associated with the fulfillment of website management services of $212,000, reduction in customer service costs for website hosting of $78,000 and reduction in credit card fees of $43,000.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 93% or $622,000, to $48,000 for the year ended December 31, 2015 as compared to $670,000 for the year ended December 31, 2014.  The decrease was primarily related to the reduction in salaries and benefits associated with the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 75% or $49,000, to $16,000 for the year ended December 31, 2015 compared to $65,000 for the year ended December 31, 2014.  The decrease is primarily related to a decrease in sales support and commission expense.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 51% or $1,347,000, to $1,303,000 for the year ended December 31, 2015 as compared to $2,650,000 for the year ended December 31, 2014.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses. As Web Services revenue decreases and Hosted Telecommunication Services revenue increases, we allocate less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income

Other income primarily relates to interest earned on EPTA contracts, which generally carry an 18% simple interest rate.  Other income increased 1% or $2,000, to $215,000 for the year ended December 31, 2015 as compared to $213,000 for the year ended December 31, 2014.  The increase is primarily related to fluctuations in interest received year over year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,497,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in February 2016 that he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 11) if additional capital is necessary to fund operations through March 31, 2017.  Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 54% or $1,156,000 to $998,000 as of December 31, 2015 as compared to $2,154,000 as of December 31, 2014.  The decrease in working capital is primarily due to a decrease in cash and restricted cash of $1,430,000, a decrease in trade receivables, net of allowance for doubtful accounts of $179,000, offset by a decrease in accrued expenses of $462,000 from December 31, 2014 to December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased 48% or $1,409,000, to $1,497,000 as of December 31, 2015 as compared to $2,906,000 as of December 31, 2014.  During the year ended December 31, 2015, we used cash flows for operating activities of $2,974,000, $4,000 for investing activities, offset by $1,569,000 provided by financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 27% or $162,000, to $445,000 as of December 31, 2015 as compared to $607,000 as of December 31, 2014.  Long-term trade receivables, net of allowance for doubtful accounts, increased 27% or $17,000, to $81,000 as of December 31, 2015 as compared to $64,000 as of December 31, 2014.  We offered our customers an installment contract with payment terms between 24 and 36 months (EPTAs), as one of several payment options. The payments that become due more than 12 months after the end of the fiscal period are classified as long-term trade receivables.  Trade receivables will continue to decline as cash is collected on EPTA contracts.

Accounts Payable

Accounts payable increased 62% or $29,000, to $76,000 as of December 31, 2015 as compared to $47,000 as of December 31, 2014.  The aging of accounts payable as of December 31, 2015 and 2014 were generally within our vendors’ terms of payment.

Notes Payable

Notes payables increased 829% or $912,000, to $1,022,000 as of December 31, 2015 as compared to $110,000 at December 31, 2014.  On December 30, 2015, the Company entered into a Term Loan Agreement with Steven G. Mihaylo, the majority shareholder and Chief Executive Officer of the Company.  Pursuant to the Loan Agreement, the Company received the initial principal amount of $1,000,000.  The Company also enters into short and long-term financing arrangements from time to time for software licenses, subscriptions, and corporate insurance (see Note 11).

Capital

Total stockholders’ equity decreased 51% or $2,340,000, to $2,204,000 as of December 31, 2015 as compared to $4,544,000 as of December 31, 2014. The decrease in total stockholders’ equity was attributable to net loss of $4,541,000 offset by an increase in Additional Paid-in-Capital of $1,306,000 for options granted, $690,000 for warrants exercised, $115,000 for warrants issued, $50,000 for proceeds from stock options exercised, and $40,000 for issuance of common stock in connection with a business acquisition (Note 3).

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

Note Payable

On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender").  Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company.  Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders.  The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015.).  For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year.  After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan.  If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

           Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”).  The Warrant has a five-year term from the date of the Loan Agreement.  The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock.  In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant.

Sale of Unregistered Securities

On December 23, 2014, the Company entered into a stock purchase agreement with a major shareholder and CEO of the Company, whereby 1,449,275 shares of the Company’s common stock were sold at an aggregate purchase price of $2,000,000.  In connection with the Stock Purchase Agreement, warrants to purchase 500,000 shares of the Company’s common stock at a price of $1.38 per share were provided to the purchaser. The warrants contain standard limitations and representations and are exercisable for a period of five years from the date of the stock purchase agreement. Further, for a period of two years from the date of the agreement, the Company shall be entitled to require the purchaser to exercise up to 500,000 of the warrants, upon it determining that it requires cash to meet liquidity needs. The warrants are legally detachable and separately exercisable.  In addition, the warrants require the issuer to transfer a fixed number of shares at the stated price at inception of the contract and the holder is exposed to risk and rewards similar to those of an owner. As a result, the proceeds from the stock purchase agreement were allocated to stockholders’ equity and the warrants based on the relative fair value of the instruments, resulting in stock option expense of $265,000 being recorded, with a corresponding increase to additional paid-in-capital as part of stockholders’ equity.  Fair value of the warrants was calculated using the Black-Scholes option-pricing model. During the year ended December 31, 2015, the Company exercised its right to require the purchaser to exercise 500,000 warrants.  The exercise generated an additional $690,000 in cash provided by financing activities.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2,000,000 in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2015 and 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Prepaid rent included in the consolidated balance sheets as of December 31, 2015 and 2014 was $376,000 and $698,000, respectively.

Recent Accounting Pronouncements - In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will eliminate the need to present DTAs as long-term and DTLs as current liabilities.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We will adopt this guidance effective January 1, 2016. We do not expect that the adoption of this standards update will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We will adopt this guidance effective January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

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

•	our belief that we can continue to succeed by periodic review and revisions to our methods of doing business and by continuing our expansion into domestic and international markets;

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

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 1, 2016

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,497	$2,906
Restricted cash	112	133
Trade receivables, net of allowance for doubtful accounts of $35
as of December 31, 2015 and $49 as of December 31, 2014	364	543
Inventories	134	72
Equipment financing receivables	131	171
Prepaid expenses	1,046	1,031
Other current assets	15	1
Total current assets	3,299	4,857

Certificate of deposit	251	251
Long-term trade receivables, net of allowance for doubtful accounts
of $24 as December 31, 2015 and $19 as of December 31, 2014	81	64
Long-term equipment financing receivables	319	455
Property and equipment, net	33	68
Deferred income tax assets, net	482	381
Intangible assets, net	466	676
Goodwill	272	272
Long-term prepaids	288	376
Other long-term assets	169	114
Total Assets	$5,660	$7,514

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76	$47
Accrued expenses	812	1,221
Income tax payable	-	7
Notes payable, current portion	57	110
Contingent consideration	99	211
Deferred income tax liability	482	381
Deferred revenue, current portion	775	726
Total current liabilities	2,301	2,703
Deferred revenue, net of current portion	81	64
Notes payable, net of current portion	965	-
Other long-term liabilities	109	203
Total liabilities	3,456	2,970

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,227,489 shares issued and outstanding as of December 31, 2015 and 12,681,617 shares issued
and outstanding as of December 31, 2014	13	13
Additional paid-in capital	57,614	55,413
Accumulated deficit	(55,423)	(50,882)
Total stockholders' equity	2,204	4,544

Total Liabilities and Stockholders' Equity	$5,660	$7,514

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2015	2014
Revenue	$7,823	$7,594
Operating expenses:
Cost of revenue	3,577	3,582
Selling and marketing	2,444	2,280
General and administrative	5,862	6,727
Research and development	779	1,604
Total operating expenses	12,662	14,193

Loss from operations	(4,839)	(6,599)

Other income:
Interest income	24	150
Interest expense	(28)	(3)
Other income, net	290	153
Total other income, net	286	300

Loss before income tax	(4,553)	(6,299)

Income tax benefit/(provision)	12	(77)

Net loss	$(4,541)	$(6,376)

Net loss per common share:
Basic	$(0.35)	$(0.57)
Diluted	$(0.35)	$(0.57)

Weighted-average common shares outstanding:
Basic	12,960,625	11,163,592
Diluted	12,960,625	11,163,592

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015 and December 31, 2014
 (In thousands, except share data)

			Additional Paid-in Capital			Total Stockholders' Equity
	Common Stock			Contingent Consideration	Accumulated Deficit
	Shares	Amount
Balance, January 1, 2014	10,801,315	$11	$50,998	$198	$(44,506)	$6,701
Expense for stock options granted to employees	-	-	784	-	-	784
Stock issued under stock award plans	28,418	-	70	-	-	70
Issuance of common stock for rent	300,000	-	966	-	-	966
Issuance of common stock in connection with a business acquisition	40,521	-	134	-	-	134
Issuance of common stock from contingent consideration	62,088	-	198	(198)	-	-
Issuance of common stock in connection with stock purchase agreement	1,449,275	2	1,998	-	-	2,000
Issuance of common stock warrants in connection with stock purchase agreement	-	-	265	-	-	265
Net loss	-	-	-	-	(6,376)	(6,376)
Balance, December 31, 2014	12,681,617	13	55,413	-	(50,882)	4,544
Expense for stock options granted to employees	-	-	1,306	-	-	1,306
Stock issued under stock award plans	26,865	-	50	-	-	50
Issuance of common stock in connection with a business acquisition	19,007	-	40	-	-	40
Issuance of common stock warrants in connection with note payable	-	-	115	-	-	115
Issuance of common stock in connection with exercise of common stock warrants	500,000	-	690	-	-	690
Net loss	-	-	-	-	(4,541)	(4,541)
Balance, December 31, 2015	13,227,489	$13	$57,614	$-	$(55,423)	$2,204

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,541)	$(6,376)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	322	268
Depreciation and amortization	270	663
Expense for warrants and stock options issued to employees	1,306	1,049
Loss on disposal of property and equipment	-	(1)
Amortization of deferred gain	(94)	(78)
Change in fair value of contingent consideration	(11)	3
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	162	599
Equipment financing receivables	176	(134)
Inventories	(62)	145
Prepaid expenses	(112)	(89)
Other current assets	(14)	54
Other long-term assets	(55)	5
Accounts payable and accrued expenses	(380)	(38)
Income tax payable	(7)	7
Deferred revenue	66	(525)
Net cash used for operating activities	(2,974)	(4,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(25)	(8)
Proceeds from sale of property and equipment	-	2,002
Acquisition of certificate of deposit	-	(1)
Change in restricted cash	21	354
Business acquisitions	-	(195)
Net cash (used for)/provided by investing activities	(4)	2,152

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and common stock warrants issued	1,000	110
Repayments of notes payable	(110)	-
Proceeds from exercise of options	50	70
Payments of contingent consideration	(61)	(54)
Proceeds from sale of common stock and exercise of warrants	690	2,000
Net cash provided by financing activities	1,569	2,126

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,409)	(170)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	2,906	3,076

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$1,497	$2,906

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(1)	$(14)
Supplemental disclosure of non-cash investing and financing information:
Prepayment of rent with common stock	$-	$966
Business acquisition with stock (Note 3)	$-	$134
Contingent consideration related to acquisition (Note 3)	$-	$211
Issuance of common stock from contingent consideration related to a business acquisition	$40	$-
Prepaid assets financed through notes payable	$137	$-
Note payable discount	$115	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.            Description of Business and Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides hosted telecommunications services, broadband internet services, website hosting, e-commerce software and website development software for businesses and entrepreneurs.  Our services are designed to make enterprise-class hosting services available to small, medium-sized and enterprise-sized businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,497,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in February 2016 that he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 11) if additional capital is necessary to fund operations through March 31, 2017.  Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, Avail 24/7 Inc., and Crexendo International, Inc.   All intercompany account balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2015, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,384,000.

Restricted Cash – We classified $112,000 and $133,000 as restricted cash as of December 31, 2015 and 2014, respectively.  Cash is restricted for compensating balance requirements on purchasing card agreements.  As of December 31, 2015, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $112,000.

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

Interest Income - Interest income is primarily earned from EPTA contracts. EPTA contract terms generally contain an 18% simple interest rate. Interest income is recognized on these accounts only to the extent cash is received as the receivables are generally 24 and 36-months in length and collection of the full amount of the receivable is not probable. We recognized $24,000 and $150,000 for the years ended December 31, 2015 and 2014, respectively.

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

Use of Estimates - In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

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

Prepaid Sales Commissions - For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and amortize these amounts over the same period that the related revenues are recognized.  This is done to match commissions with the related revenues.  Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We amortized commission expense of $266,000 and $103,000 for the years ended December 31, 2015 and 2014, respectively.

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

Notes Payable – We record notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.  We have placed a full valuation allowance on net deferred tax assets, see Note 15.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2015 and 2014.

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

Significant Customers – No customer accounted for 10% or more of our total revenue or total accounts receivable as of and for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements - In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will eliminate the need to present DTAs as long-term and DTLs as current liabilities.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We will adopt this guidance effective January 1, 2016. We do not expect that the adoption of this standards update will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We will adopt this guidance effective January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

2.            Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the year ended December 31, 2015 and 2014 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2015	2014

Net loss (in thousands)	$(4,541)	$(6,376)

Weighted-average share reconciliation:
Weighted-average shares outstanding	12,960,625	11,163,592
Weighted-average basic shares outstanding	12,960,625	11,163,592
Diluted shares outstanding	12,960,625	11,163,592

Net loss per common share:
Basic	$(0.35)	$(0.57)
Diluted	$(0.35)	$(0.57)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 31, 2015 and 2014, the common stock equivalent shares were, as follows:

	Year Ended December 31,
	2015	2014

Shares of common stock issuable under equity incentive plans outstanding	4,380,698	2,147,561
Shares of common stock issuable upon conversion of warrants	250,000	500,000
Common stock equivalent shares excluded from diluted net loss per share	4,630,698	2,647,561

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

4.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2015	2014

Trade receivables	$378	$433
Conforming EPTAs	94	192
Non-Conforming EPTAs:
1 - 30 days	11	19
31 - 60 days	4	28
61 - 90 days	17	3
Gross trade receivables	504	675
Less: allowance for doubtful accounts	(59)	(68)
Trade receivables, net	$445	$607

Current trade receivables, net	$364	$543
Long-term trade receivables, net	81	64
Trade receivables, net	$445	$607

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $66,000 and $158,000 of EPTAs during the years ended December 31, 2015 and 2014, respectively, of which, all had original contract terms of greater than one year.

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

	December 31,
	2015	2014

Gross financing receivables	$1,030	$1,610
Less unearned income	(580)	(984)
Financing receivables, net	450	626
Less: Current portion of finance receivables, net	(131)	(171)
Finance receivables due after one year	$319	$455

6.            Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid rent	$376	$698
Prepaid commissions	456	308
Prepaid software support	181	49
Prepaid software subscription	103	92
Other prepaid expenses	218	260
Total prepaid assets	$1,334	$1,407

7.            Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Software	$681	$1,183
Computers and office equipment	1,685	1,790
Leasehold improvements	27	8
Furniture and fixtures	-	4
Less accumulated depreciation and amortization	(2,360)	(2,917)
Total property and equipment, net	$33	$68

Depreciation and amortization expense is included in general and administrative expenses and totaled $60,000 and $415,000 for the years ended December 31, 2015 and 2014, respectively.

8.             Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2015	2014
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(482)	(316)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(191)	(147)
Total	$466	$676

Amortization expense is included in general and administrative expenses and totaled $210,000 and $248,000 for the years ended December 31, 2015 and 2014, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2015 (in thousands):

Year ending December 31,
2016	$131
2017	97
2018	72
2019	53
2020	39
Thereafter	74
Total	$466

9.           Goodwill

The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

Acquisition Related Goodwill
Balance at January 1, 2014	$75
Additions - OSV	197
Balance at December 31, 2014	272
Increase (decrease)	-
Balance at December 31, 2015	$272

10.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued wages and benefits	$298	$345
Accrued accounts payable	153	318
Accrued legal costs	-	231
Accrued sales taxes	223	209
Other	138	118
Total accrued expenses	$812	$1,221

11.           Notes Payable

Related Party Note Payable

On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender").  Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company.  Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders.  The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015.).  For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year.  After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan.  If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”).  The Warrant has a five-year term from the date of the Loan Agreement.  The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock.  In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant.

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements as of December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Related party note payable	$1,000	$-
Other notes payable	137	110
	1,137	110
Less: notes payable discount	(115)	-
Net carrying value of notes payable	1,022	110
Less: current portion of long-term notes payable	(57)	(110)
Long-term notes payable	$965	$-

As of December 31, 2015, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2016	$57
2017	39
2018	41
2019	-
2020	1,000
Total	$1,137

12.           Fair Value Measurements

We have financial instruments as of December 31, 2015 and 2014 for which the fair value is summarized below (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$445	$445	$607	$607
Equipment financing receivables	450	450	626	626
Certificate of deposit	251	251	251	251
Liabilities:
Acquisition related contingent consideration	99	99	211	211
Related party note payable including discount from warrant grant	885	1,009	-	-

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2015 and 2014 (in thousands):

		Fair value measurement at reporting date
Description	As of December 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	99	-	-	99

Description	As of December 31, 2014	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	211	-	-	211

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at December 31, 2015 and 2014, respectively (in thousands):

Contingent consideration liability	Fair Value at December 31, 2015	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$99	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	100%
			Projected year of payments	2016

Contingent consideration liability	Fair Value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$211	Discounted cash flow	Discount Rate	12.5%

			Probability of milestone payment	90%
			Projected year of payments	2014-2015

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2015 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at December 31, 2013	$51
Change in fair value	3
Cash payments	(54)
Additions	211
Balance at December 31, 2014	211
Change in fair value	(11)
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2015	$99

13.           Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2015 were as follows:

Common stock warrants	250,000
Stock-based compensation plans:
Outstanding option awards	4,380,698
Available for future grants	1,268,031
5,898,729

Warrants

On December 30, 2015, the Company entered into a term loan agreement with a major shareholder and CEO of the Company, whereby the lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000.  The Loan Agreement contains a provision which requires the lender to increase the amount of the loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the loan are in the best interests of the Company and its stockholders.  In connection with the term loan agreement, the Company granted to the lender a warrant to purchase 250,000 shares of Common Stock.  The warrant has a five-year term from the date of the loan agreement.  The warrant is exercisable by the lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock.  In the event the principal amount of the loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the warrant.  The warrants are legally detachable and separately exercisable.  The proceeds from the term loan agreement were allocated to note payable and the warrants based on the relative fair value of the instruments.  Fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	62%
Expected life (in years)	4.27
Risk-free interest rate	1.80%
Expected dividend yield	0.00%

On December 23, 2014, the Company entered into a stock purchase agreement with a major shareholder and CEO of the Company, whereby 1,449,275 shares of the Company’s common stock were sold at an aggregate purchase price of $2,000,000.  In connection with the Stock Purchase Agreement, warrants to purchase 500,000 shares of the Company’s common stock at a price of $1.38 per share were provided to the purchaser. The warrants contain standard limitations and representations and are exercisable for a period of five years from the date of the stock purchase agreement. Further, for a period of two years from the date of the agreement, the Company shall be entitled to require the purchaser to exercise up to 500,000 of the warrants, upon it determining that it requires cash to meet liquidity needs. The warrants are legally detachable and separately exercisable.  In addition, the warrants require the issuer to transfer a fixed number of shares at the stated price at inception of the contract and the holder is exposed to risk and rewards similar to those of an owner. As a result, the proceeds from the stock purchase agreement were allocated to stockholders’ equity and the warrants based on the relative fair value of the instruments, resulting in stock option expense of $265,000 being recorded, with a corresponding increase to additional paid-in-capital as part of stockholders’ equity.  Fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	55%
Expected life (in years)	5.00
Risk-free interest rate	1.76%
Expected dividend yield	0.00%

During the year ended December 31, 2015, the Company exercised its right to require the purchaser to exercise 500,000 warrants.  The exercise generated an additional $690,000 in cash provided by financing activities.

14.           Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock, and other share-based awards of up to 5,898,729 shares to eligible employees, consultants, and directors. As of December 31, 2015, we had 1,268,031 shares remaining in the plans available to grant.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Share based compensation expense by financial statement line item:
Cost of revenue	$80	$25
Research and development	166	129
Selling and marketing	115	64
General and administrative	945	566
Total cost related to share-based compensation expense	$1,306	$784

Total cost allocated to share-based compensation expense related to warrants issued during the year ended December 31, 2015 and 2014 was $0 and $265,000, respectively (Note 13).

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2015 and 2014, respectively.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2015 and 2014 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted-average fair value of options and warrants granted	$0.69	$1.01
Expected volatility	58%	55%
Expected life (in years)	4.30	4.60
Risk-free interest rate	1.68%	1.65%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has not declared any dividends, therefore, it is assumed to be zero.

The following table summarizes the stock option activity for all plans for the years ended December 31, 2015 and 2014:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Number of Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2014	2,130,239	$3.96	8.0 years	$482
Granted	498,000	3.18
Exercised	(28,418)	2.44
Cancelled/forfeited	(452,260)	4.05
Outstanding at December 31, 2014	2,147,561	3.78	6.9 years	-
Granted	2,578,000	1.50
Exercised	(26,865)	1.85
Cancelled/forfeited	(317,998)	2.16
Outstanding at December 31, 2015	4,380,698	2.56	6.2 years	-
Shares vested and expected to vest	4,052,341	2.56	6.2 years	-
Exercisable as of December 31, 2015	2,716,262	3.04	6.1 years	-
Exercisable as of December 31, 2014	1,351,894	4.18	6.6 years	-

The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014, was $8,000 and $21,000 respectively.

As of December 31, 2015, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,325,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.0 years.

15.           Income Taxes

The income tax expense/(benefit) consisted of the following for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Current income tax expense/(benefit):
Federal	$-	$-
State and local	(12)	77
Foreign	-	-

Current income tax expense/(benefit)	$(12)	$77

There was no deferred income tax expense (benefit) for the years ended December 31, 2015 and 2014.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2015 and 2014 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014
U.S. federal statutory income tax benefit	$(1,548)	$(2,142)
Increase in income tax benefit resulting from:
State and local income tax benefit, net of federal effect	213	104
Change in the valuation allowance for net deferred income tax assets	1,212	2,036
Other, net	111	79

Income tax expense/(benefit)	$(12)	$77

As of December 31, 2015 and 2014, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$168	$-	$302	$-
Deferred revenue	326	-	230	-
Net operating loss carry-forwards	-	8,024	-	7,132
Foreign tax credits	-	892	-	892
Stock-based compensation	-	3,277	-	2,895
Property and equipment	-	58	-	118
Other	-	833	-	708
Subtotal	494	13,084	532	11,745
Valuation allowance	(485)	(12,602)	(511)	(11,364)
Total deferred income tax assets	9	482	21	381

Deferred income tax liabilities:
Property and equipment	-	-	-	-
Prepaid expenses and other	(491)	-	(402)	-
Total deferred income tax liabilities	(491)	-	(402)	-

Net deferred income tax assets (liabilities)	$(482)	$482	$(381)	$381

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

As of December 31, 2015, we had NOL, research and development, and foreign tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $21,936,000, $129,000 and $1,783,000 respectively.  The NOLs will begin to expire in 2020 through 2035, the research and development credits will begin to expire in 2019 through 2020, and the foreign tax credits will expire in 2017, if not utilized.

We also have state NOL and research and development credit carry-forwards of approximately $5,746,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our Web Services segment, the restructuring of the Web Services division, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2015 and 2014; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $13,087,000 and $11,875,000 respectively.

The net change in our valuation allowance was an increase of $1,212,000 for the year ended December 31, 2015 and an increase of $2,036,000 for the year ended December 31, 2014.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2015 and 2014 were as follows (in thousands):

Balance as of January 1, 2014	$891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2014	891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2015	$891

As of December 31, 2015, we had unrecognized tax benefits of $891,000, which if recognized, none would reduce our effective tax rate.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. Accrued interest and penalties were approximately $0 and $0 as of December 31, 2015 and 2014, respectively.

Our U.S. federal income tax returns for fiscal 2012 through 2015 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2011.

16.           Commitments and Contingencies

Operating Leases

We lease certain of our equipment and corporate offices under non-cancelable operating lease agreements expiring at various dates through 2018. The operating leases for our Reno, NV and Draper, UT offices contain customary escalation clauses. Future aggregate minimum lease obligations under operating leases as of December 31, 2015, exclusive of taxes and insurance, are as follows (in thousands):

Years ending December 31,
2016	112
2017	20
2018	15
Total	$147

Rental expense for the year ended December 31, 2015 and 2014 was approximately $120,000 and $119,000, respectively.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Years ending December 31,
	2016	2017	2018
Minimum rentals	$112	$20	$15
Less: Sublease rentals	(92)	-	-
Total	$20	$20	$15

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2015 and 2014.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  At December 31, 2015 and 2014, prepaids included prepaid rent of $376,000 and $698,000, respectively. Rent expense incurred on the sale-leaseback, net of $171,000 deferred gain amortization, during the year ended December 31, 2015 and 2014 was $322,000 and $268,000, respectively.

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

In November 2014, the parties attended a mediation where the case was settled. The Plaintiffs have dismissed the case with prejudice.

We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

We have recorded liabilities of approximately $0 and $231,000 as of December 31, 2015 and 2014, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

17.           Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the year ended December 31, 2015 and 2014, we contributed approximately $133,000 and $146,000 to the retirement savings plan, respectively.

18.           Segments

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

	December 31,
	2015	2014
Revenue:
Hosted Telecommunications Services	$5,989	$4,297
Web Services	1,834	3,297
Consolidated revenue	7,823	7,594

Gain/(Loss) from Operations:
Hosted Telecommunications Services	(4,904)	(5,776)
Web Services	65	(823)
Total operating loss	(4,839)	(6,599)
Other Income, net:
Hosted Telecommunications Services	71	87
Web Services	215	213
Total other income	286	300
Gain/(Loss) before income tax provision
Hosted Telecommunications Services	(4,833)	(5,689)
Web Services	280	(610)
Loss before income tax provision	$(4,553)	$(6,299)

Depreciation and amortization was $210,000 and $400,000 for the Hosted Telecommunications Services segment for the years ended December 31, 2015 and 2014, respectively. Depreciation and amortization was $60,000 and $263,000 for the Web Services segment for the years ended December 31, 2015 and 2014, respectively.

Interest income was $24,000 and $152,000 for the Web Services segment for the years ended December 31, 2015 and 2014, respectively.

Interest expense was $16,000 and $3,000 for the Hosted Telecommunications Services segment for the years ended December 31, 2015 and 2014, respectively. Interest expense was $12,000 and $0 for the Web Services segment for the years ended December 31, 2015 and 2014, respectively.

19.          Quarterly Financial Information (unaudited)

	Year ended December 31, 2015
	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(In thousands, except per share data)
Revenue	$1,852	$1,890	$1,972	$2,109
Operating expenses:
Cost of revenue	861	855	882	979
Selling and marketing	603	580	624	637
General and administrative	1,560	1,375	1,309	1,618
Research and development	203	165	209	202
Total operating expenses	3,227	2,975	3,024	3,436
Loss from operations	(1,375)	(1,085)	(1,052)	(1,327)
Total other income, net	215	33	19	19
Loss before income taxes	(1,160)	(1,052)	(1,033)	(1,308)
Income tax benefit/(provision)	(10)	(8)	(10)	40
Net loss	$(1,170)	$(1,060)	$(1,043)	$(1,268)

Basic net loss per common share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.10)
Diluted net loss per common share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.10)

	Year ended December 31, 2014
	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$2,072	$1,808	$1,725	$1,989
Operating expenses:
Cost of revenue	930	884	790	978
Selling and marketing	653	504	546	577
General and administrative	1,750	1,548	1,549	1,880
Research and development	414	435	394	361
Total operating expenses	3,747	3,371	3,279	3,796
Loss from operations	(1,675)	(1,563)	(1,554)	(1,807)
Total other income, net	77	82	61	80
Loss before income taxes	(1,598)	(1,481)	(1,493)	(1,727)
Income tax provision	(34)	(13)	(9)	(21)
Net loss	$(1,632)	$(1,494)	$(1,502)	$(1,748)

Basic net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.15)
Diluted net loss per common share (1)	$(0.15)	$(0.13)	$(0.13)	$(0.15)

———————

(1)
Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2015 and 2014

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Year ended December 31, 2015
Allowance for doubtful accounts receivable	$68	$-	$(9)	$59
Deferred income tax asset valuation allowance	11,875	1,212	-	13,087
Year ended December 31, 2014
Allowance for doubtful accounts receivable	$200	$-	$(132)	$68
Deferred income tax asset valuation allowance	9,839	2,036	-	11,875

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.

2.	The Financial Statement Schedule on page 56 of this Annual Report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated February 280, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	10-Q	5/6/08	10.1
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
10.9	Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/24/14	10.1
10.10	Term Loan Agreement, dated December 31, 2015 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/31/15	10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 1, 2016	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2016	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 1, 2016	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 1, 2016	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 1, 2016	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 1, 2016	By:	/s/ David Williams
David Williams Director

Date: March 1, 2016	By:	/s/ Anil Puri
Anil Puri Director