Form 10-Q
period 2016-03-31
Crexendo, Inc.
filed 2016-05-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2016 was 13,245,246.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,151	$1,497
Restricted cash	100	112
Trade receivables, net of allowance for doubtful accounts of $10
as of March 31, 2016 and $35 as of December 31, 2015	499	364
Inventories	129	134
Equipment financing receivables	130	131
Prepaid expenses	997	1,046
Other current assets	14	15
Total current assets	3,020	3,299

Certificate of deposit	251	251
Long-term trade receivables, net of allowance for doubtful accounts
of $23 as of March 31, 2016 and $24 as of December 31, 2015	58	81
Long-term equipment financing receivables	283	319
Property and equipment, net	27	33
Deferred income tax assets, net	482	482
Intangible assets, net	433	466
Goodwill	272	272
Long-term prepaids	238	288
Other long-term assets	148	169
Total Assets	$5,212	$5,660

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$172	$76
Accrued expenses	1,069	812
Notes payable, current portion	52	57
Contingent consideration	-	99
Deferred income tax liability	482	482
Deferred revenue, current portion	763	775
Total current liabilities	2,538	2,301

Deferred revenue, net of current portion	58	81
Notes payable, net of current portion	961	965
Other long-term liabilities	86	109
Total liabilities	3,643	3,456

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,245,246 shares issued and outstanding as of March 31, 2016 and 13,227,489 shares issued and
outstanding as of December 31, 2015	13	13
Additional paid-in capital	57,847	57,614
Accumulated deficit	(56,291)	(55,423)
Total stockholders' equity	1,569	2,204

Total Liabilities and Stockholders' Equity	$5,212	$5,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$2,174	$1,852
Operating expenses:
Cost of revenue	913	861
Selling and marketing	610	603
General and administrative	1,291	1,560
Research and development	229	203
Total operating expenses	3,043	3,227

Loss from operations	(869)	(1,375)

Other income (expense):
Interest income	4	6
Interest expense	(35)	(10)
Other income, net	35	219
Total other income, net	4	215

Loss before income tax	(865)	(1,160)

Income tax provision	(3)	(10)

Net loss	$(868)	$(1,170)

Net loss per common share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted-average common shares outstanding:
Basic	13,243,880	12,698,934
Diluted	13,243,880	12,698,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2016
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	13,227,489	$13	$57,614	$(55,423)	2,204
Expense for stock options granted to employees			193		193
Issuance of common stock in connection with a business acquisition	17,757		40		40
Net loss				(868)	(868)
Balance, March 31, 2016	13,245,246	$13	$57,847	$(56,291)	$1,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868)	$(1,170)
Adjustments to reconcile net loss to net
cash used for operating activities:
Amortization of prepaid rent	81	81
Depreciation and amortization	39	87
Amortization of debt discount	6	-
Expense for stock options issued to employees	193	371
Amortization of deferred gain	(23)	(24)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(112)	88
Equipment financing receivables	37	39
Inventories	5	23
Prepaid expenses	41	(30)
Other current assets	1	-
Other long-term assets	21	(65)
Accounts payable and accrued expenses	353	(134)
Income tax payable	-	5
Deferred revenue	(35)	(27)
Net cash used for operating activities	(261)	(756)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(6)
Release of restricted cash	12	2
Net cash provided by/(used for) investing activities	12	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(38)	-
Payments of contingent consideration	(59)	(61)
Net cash used for financing activities	(97)	(61)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(346)	(821)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,497	2,906

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,151	$2,085

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(2)	$(6)
Supplemental disclosure of non-cash investing and financing information:
Prepaid assets financed through notes payable	$23	$-
Issuance of common stock from contingent consideration related to business acquisition	$40	$40

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.           Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Delaware. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company”. We are a hosted services company that provides hosted telephone services, broadband internet services, website hosting, and other services for businesses. Our services are designed to make enterprise-class hosting services available to any size businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,151,000.  However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations.  The Company received a commitment from the CEO, and majority shareholder, in April 2016 that he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through May 31, 2017.  Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Basis of Presentation – The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, Avail 24/7 Inc., and Crexendo International, Inc.   All intercompany account balances and transactions have been eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), consistent in all material respects with those applied in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $928,000 and $1,384,000, respectively.

Restricted Cash – We classified $100,000 and $112,000 as restricted cash as of March 31, 2016 and December 31, 2015, respectively.  Cash is restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000.

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

Allowance for Doubtful Accounts –The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations.

Interest Income - Interest income is primarily earned from customer financing arrangements. We recognized $4,000 and $6,000 in interest income for the three months ended March 31, 2016 and 2015, respectively.

Inventory – Finished goods telecommunications equipment inventory is stated at the lower of cost (first-in, first-out method) or market.   In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $251,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $6,000 and $21,000 for the three months ended March 31, 2016 and 2015, respectively.  Depreciable lives by asset group are as follows:

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

Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  We recognize revenue from our Hosted Telecommunications Services and Web Services segments on an accrual basis, with the exception of our extended payment term agreement cash receipts which are recognized on a cash basis.  Specifics to revenue category are as follows:

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

Telecommunications Services Hosting and Web Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  We recognize revenue ratably over the applicable service period.  When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

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

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and internet service provider bandwidth. We receive commissions when the services are bundled with our offerings. Commission revenue is recognized when received.

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

°      Quoted prices for similar assets or liabilities in active markets;
°       Quoted prices for identical or similar assets in non-active markets;
°      Inputs other than quoted prices that are observable for the asset or liability; and
°       Inputs that are derived principally from or corroborated by other observable market data.

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

Interest and penalties associated with income taxes are classified as income tax expense in the condensed consolidated statements of operations.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three months ended March 31, 2016 and 2015.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2016 and 2015.  One telecom customer accounted for 13% of total trade accounts receivable as of March 31, 2016 and no customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2015.

Recent Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”).  The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU  2015-17, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will eliminate the need to present DTAs as long-term and DTLs as current liabilities.  We will adopt this guidance effective January 1, 2017.

 In September 2015, the FASB issued ASU No. 2015-16 which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements as our hosted telecommunications is a service contract.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 will not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

2.           Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2016 and 2015 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2016	2015

Net loss (in thousands)	$(868)	$(1,170)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,243,880	12,698,934
Diluted shares outstanding	13,243,880	12,698,934

Net loss per common share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2016 and 2015, the common stock equivalent shares were, as follows:

	March 31,	March 31,
	2016	2015

Shares of common stock issuable under equity incentive plans outstanding	4,176,986	3,228,290
Shares of common stock issuable upon conversion of warrants	250,000	500,000
Common stock equivalent shares excluded from diluted net loss per share	4,426,986	3,728,290

3.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2016	2015

Trade receivables	$489	$378
Conforming EPTAs	78	94
Non-Conforming EPTAs:
1 - 30 days	14	11
31 - 60 days	2	4
61 - 90 days	7	17
Gross trade receivables	590	504
Less: allowance for doubtful accounts	(33)	(59)
Trade receivables, net	$557	$445

Current trade receivables, net	$499	$364
Long-term trade receivables, net	58	81
Trade receivables, net	$557	$445

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $20,000 of EPTAs during the three months ended March 31, 2016 and $66,000 during the year ended December 31, 2015, of which, all had original contract terms of greater than one year.

4.           Equipment Financing Receivables

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

	March 31,	December 31,
	2016	2015

Gross financing receivables	$910	$1,030
Less unearned income	(497)	(580)
Financing receivables, net	413	450
Less: Current portion of finance receivables, net	(130)	(131)
Finance receivables due after one year	$283	$319

5.           Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid rent	$295	$376
Prepaid commissions	476	456
Prepaid software support	127	181
Prepaid software subscription	79	103
Other prepaid expenses	258	218
Total prepaid assets	$1,235	$1,334

6.           Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(513)	(482)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(193)	(191)
Total	$433	$466

Amortization expense is included in general and administrative expenses and totaled $33,000 and $66,000 for the three months ended March 31, 2016 and 2015, respectively.

7.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued wages and benefits	$397	$298
Accrued accounts payable	191	153
Accrued sales taxes	238	223
Accrued accounting fees	126	55
Other	117	83
Total accrued expenses	$1,069	$812

8.           Notes Payable

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

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Related party note payable	$1,000	$1,000
Other notes payable	122	137
	1,122	1,137
Less: notes payable discount	(109)	(115)
Net carrying value of notes payable	1,013	1,022
Less: current portion of long-term notes payable	(52)	(57)
Long-term notes payable	$961	$965

9.           Fair Value Measurements

We have financial instruments as of March 31, 2016 and December 31, 2015 for which the fair value is summarized below (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$557	$557	$445	$445
Equipment financing receivables	413	413	450	450
Certificate of deposit	251	251	251	251
Liabilities:
Acquisition related contingent consideration	-	-	99	99
Related party note payable including discount from warrant grant	1,013	1,131	1,022	1,146

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair value measurement at reporting date
Description	March 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-

Description	December 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	99	-	-	99

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at December 31, 2015 (in thousands):

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended March 31, 2016 and the year ended December 31, 2015 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2015	$211
Change in fair value	(11)
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2015	$99
Cash payments	(59)
Issuance of common stock from contingent consideration	(40)
Balance at March 31, 2016	$-

10.           Income Taxes

Our effective tax rate for the three months ended March 31, 2016  and 2015 was (0.3)%  and (0.9)%, respectively, which resulted in an income tax provision of $(3,000) and $(10,000), respectively.  The tax provision is due to state tax payments made with extensions filed.

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

Rental expense for the three months ended March 31, 2016 and 2015 was approximately $30,000 and $30,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense.  The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc.  The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years.  Rent expense incurred on the sale-leaseback during the three months ended March 31, 2016 and 2015, net of deferred gain amortization of $24,000 and $24,000, respectively, was $57,000 and $57,000, respectively.

12.           Segments

Management has chosen to organize the Company around differences based on its products and services.  Hosted Telecommunications Services segment generates revenue from selling hosted telecommunication services and broadband internet services. Web Services segment generates revenue from website hosting and search engine optimization/management.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Hosted telecommunications services	$1,778	$1,324
Web services	396	528
Consolidated revenue	2,174	1,852

Income/(loss) from operations:
Hosted telecommunications services	(963)	(1,350)
Web services	94	(25)
Total operating loss	(869)	(1,375)
Other income/(loss), net:
Hosted telecommunications services	(7)	21
Web services	11	194
Total other income, net	4	215
Income/(loss) before income tax provision
Hosted telecommunications services	(970)	(1,329)
Web services	105	169
Loss before income tax provision	$(865)	$(1,160)

Depreciation and amortization was $33,000 and $65,000 for the Hosted Telecommunications Services segment for the three months ended March 31, 2016 and 2015, respectively.  Depreciation and amortization was $6,000 and $22,000 for the Web Services segment for the three months ended March 31, 2016 and 2015, respectively.

Interest income was $4,000 and $6,000 for the Web Services segment for the three months ended March 31, 2016 and 2015, respectively.

Interest expense was $29,000 and $0 for the Hosted Telecommunications Services segment for the three months ended March 31, 2016 and 2015, respectively.  Interest expense was $6,000 and $8,000 for the Web Services segment for the three months ended March 31, 2016 and 2015, respectively.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2015 Form 10-Qs and  elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We are a hosted services company that provides hosted telephone services, broadband internet services, website hosting, and other services for businesses. Our services are designed to make enterprise-class hosting services available to any size businesses at affordable monthly rates.  The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.

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

We generate recurring revenue from our hosted telecommunications and broadband Internet services.  Our hosted telecommunications contracts typically have a thirty-six to sixty month term.  We generate product revenue and equipment financing revenue from the sale and lease of our hosted telecommunications equipment.  Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

Web Services segment - We generate recurring revenue from website hosting and other professional services.

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of Cloud-based products and services that nearly eliminate the cost of a businesses’ technology infrastructure and enable businesses of any size to more efficiently run their business.  By providing a variety of comprehensive and scalable solutions, we are able to provide these solutions on a monthly basis to businesses of all sizes without the need for expensive capital investments, regardless of where their business is in its lifecycle.  Our products and services can be categorized in the following offerings:

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

Crexendo’s hosted telecommunication service offers a wide variety of essential and advanced features for businesses of all sizes.  Many of these features included in the service offering are:

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

Website Services - Our website services segment allows businesses to host their websites in our data center for a recurring monthly fee. For additional fees, we also provide professional web management services.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance.  These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis.  We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, rent expense paid with common stock, interest expense paid with common stock, and amortization of intangibles.  We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization.  We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries.  We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, and rent expense paid with stock.  We use Adjusted EBITDA as a supplemental measure to review and assess operating performance.  We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our May 3, 2016 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
U.S. GAAP net loss	$(868)	$(1,170)
Share-based compensation	193	371
Amortization of rent expense paid in stock, net of deferred gain	57	57
Amortization of intangible assets	33	66
Amortization of interest expense paid in stock	23	-
Non-GAAP net loss	$(562)	$(676)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended March 31,
	2016	2015
	(In thousands)
U.S. GAAP net loss	$(868)	$(1,170)
Depreciation and amortization	39	87
Interest expense	35	10
Interest and other income	(39)	(225)
Income tax provision	3	10
EBITDA	(830)	(1,288)
Share-based compensation	193	371
Amortization of rent expense paid in stock, net of deferred gain	57	57
Adjusted EBITDA	$(580)	$(860)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$2,174	$1,852
Loss before income taxes	(865)	(1,160)
Income tax provision	(3)	(10)
Net loss	(868)	(1,170)
Basic net loss per share	$(0.07)	$(0.09)
Diluted net loss per share	$(0.07)	$(0.09)

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue

Total revenue increased 17% or $322,000, to $2,174,000 for the three months ended March 31, 2016 as compared to $1,852,000 for the three months ended March 31, 2015. Hosted Telecommunications Services segment revenue increased 34% or $454,000, to $1,778,000 for the three months ended March 31, 2016 as compared to $1,324,000 for the three months ended March 31, 2015.  Web Services segment revenue decreased 25% or $132,000, to $396,000 for the three months ended March 31, 2016 as compared to $528,000 for the three months ended March 31, 2015.

Loss Before Income Taxes

Loss before income tax decreased 25% or $295,000, to $865,000 for the three months ended March 31, 2016 as compared to loss before income tax of $1,160,000 for the three months ended March 31, 2015.  The decrease in loss before income tax is primarily due to the increase in revenue of $322,000 and a decrease in operating expenses of $184,000, offset by a $211,000 decrease in other income.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2016 and 2015 was (0.3)% and (0.9)%, respectively, which resulted in a provision for income taxes of $(3,000) and $(10,000), respectively.  The provision for income taxes relates to minimum state tax requirements.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Hosted Telecommunications Services	2016	2015
Revenue	$1,778	$1,324
Operating expenses:
Cost of revenue	848	744
Research and development	218	186
Selling and marketing	610	600
General and administrative	1,065	1,144
Total operating expenses	2,741	2,674
Operating loss	(963)	(1,350)
Other income/(expense)	(7)	21
Loss before tax provision	$(970)	$(1,329)

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue

Hosted Telecommunications Services segment revenue increased 34% or $454,000, to $1,778,000 for the three months ended March 31, 2016 as compared to $1,324,000 for the three months ended March 31, 2015.  Revenue from recurring and one-time services increased $419,000 and equipment sales increased $67,000.  Interest revenue associated with the sales-type leases decreased $32,000 as the Company no longer provides equipment leasing for customers.  Customers either purchase devices or lease them through a third-party leasing company.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at March 31, 2016 and 2015.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2016 and 2015, and March 31, 2016 and 2015, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2016	$13,907
Hosted Telecommunications Services backlog as of March 31, 2016	$14,723

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of March 31, 2015	$10,987

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, personnel costs related to system implementation, customer service, travel costs related to system implementation, and the costs associated with the purchase of phones and other third party equipment.  Cost of revenue increased 14% or $104,000, to $848,000 for the three months ended March 31, 2016 as compared to $744,000 for the three months ended March 31, 2015.  The increase in cost of revenue was primarily due to an increase in bandwidth costs of $58,000, an increase in salary and benefit expenses of $69,000 related to our system implementation and customer service departments, offset by a decrease in product costs of $15,000, and a decrease in installation costs of $8,000.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications features and products.  Research and development expenses increased 17% or $32,000, to $218,000 for the three months ended March 31, 2016 as compared to $186,000 for the three months ended March 31, 2015.  The increase was primarily due to an increase in personnel in our engineering department.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials. Selling and marketing expenses increased 2% or $10,000, to $610,000 for the three months ended March 31, 2016 as compared to $600,000 for the three months ended March 31, 2015.  The increase was primarily due to an increase in commissions resulting from increased sales.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses, rent, professional fees, and administrative personnel. General and administrative expenses decreased 7% or $79,000, to $1,065,000 for the three months ended March 31, 2016 as compared to $1,144,000 for the three months ended March 31, 2015.  The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 17%, or $269,000 to $1,291,000 for the three months ended March 31, 2015 compared to $1,560,000 for the three months ended March 31, 2015.  This was offset by an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment.  As Web Services revenue decreases and Hosted Telecommunications Service revenue increases, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income/(Expense)

Other income/(expense) primarily consists of the allocated portion of sublease rental income.  Net other income/(expense) decreased 133% or $28,000, to ($7,000) for the three months ended March 31, 2016 as compared to $21,000 for the three months ended March 31, 2015.  The decrease is due to an increase in interest expense.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2016	2015
Revenue	$396	$528
Operating expenses:
Cost of revenue	65	117
Research and development	11	17
Selling and marketing	-	3
General and administrative	226	416
Total operating expenses	302	553
Operating income/(loss)	94	(25)
Other income	11	194
Income before tax provision	$105	$169

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue

Web Services segment revenue decreased 25% or $132,000, to $396,000 for the three months ended March 31, 2016 as compared to $528,000 for the three months ended March 31, 2015.  The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $38,000, a decrease of $21,000 from web management professional services, and a decrease in hosting revenue of $73,000. Revenue from Web Services is generated primarily through website hosting.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, salaries, outsourcing fees related to fulfillment of our professional web management services and customer service costs.  Cost of revenue decreased 44% or $52,000, to $65,000 for the three months ended March 31, 2016 as compared to $117,000 for the three months ended March 31, 2015.  The decrease is primarily related to a decrease in costs related to providing professional web management services of $22,000, a reduction in credit card fees of $17,000, and a reduction in customer service salaries and benefits of $13,000.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 35% or $6,000, to $11,000 for the three months ended March 31, 2016 as compared to $17,000 for the three months ended March 31, 2015.  The decrease was due to decreased salaries and benefits associated with the continued development of our website development software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses. Selling and marketing expense decreased 100% or $3,000, to $0 for the three months ended March 31, 2016 as compared to $3,000 for the three months ended March 31, 2015.  The decrease was primarily attributable to our shift in focus to only providing web services to enterprise-sized customers, thus there was no allocation of expenses during the three months ended March 31, 2016.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 46% or $190,000, to $226,000 for the three months ended March 31, 2016 as compared to $416,000 for the three months ended March 31, 2015.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 17%, or $269,000 to $1,291,000 for the three months ended March 31, 2016 compared to $1,560,000 for the three months ended March 31, 2015.

Other Income

  Other income decreased 94% or $183,000, to $11,000 for the three months ended March 31, 2016 as compared to $194,000 for the three months ended March 31, 2015.  This decrease is primarily related to the reversal of legal accruals during the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved.  We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $1,151,000.  However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in April 2016 that he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through May 31, 2017.  Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital

Working capital decreased 52% or $516,000, to $482,000 as of March 31, 2016 as compared to $998,000 for the year ended December 31, 2015.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $346,000, a decrease in prepaid expenses of $49,000, an increase in accounts payable of $96,000, and an increase in accrued expenses of $257,000, offset by an increase in accounts receivable of $135,000 and a decrease in contingent consideration of $99,000 during the three months ended March 31, 2016.

Cash and Cash Equivalents

Cash and cash equivalents decreased 23% or $346,000, to $1,151,000 at March 31, 2016 as compared to $1,497,000 as of December 31, 2015. During the three months ended March 31, 2016, we used $261,000 for operating activities, investing activities provided $12,000, and we used $97,000 for financing activities.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 25% or $112,000, to $557,000 at March 31, 2016 as compared to $445,000 at December 31, 2015. Long-term trade receivables, net of allowance for doubtful accounts, decreased 28% or $23,000, to $58,000 at March 31, 2016 as compared to $81,000 at December 31, 2015.  In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables.  The increase in our accounts receivable balance is primarily related to an increase in our Hosted Telecommunications Services trade receivables balance.

Accounts Payable

Accounts payable increased 126% or $96,000, to $172,000 at March 31, 2016 as compared to $76,000 at December 31, 2015.  Our accounts payable as of March 31, 2016 were generally within our vendors’ terms of payment. The increase is primarily related to the timely processing of vendor invoices as payables rather than accrued liabilities.

Notes Payable

Notes payables decreased 1% or $9,000, to $1,013,000 as of March 31, 2016 as compared to $1,022,000 at December 31, 2015.  The decrease is related to $38,000 in payments on short-term notes payable, offset by an increase in short-term notes payable due to additional financing of $23,000 and an increase in long-term notes payable related to amortization of discount of $6,000.

Capital

Total stockholders’ equity decreased 29% or $635,000, to $1,569,000 at March 31, 2016 as compared to $2,204,000 at December 31, 2015. The significant changes in stockholders’ equity during the three months ended March 31, 2016 included net loss of $868,000 for the three months ended March 31, 2016, offset by an increase of additional paid-in capital of $193,000 for stock options issued to employees and issuance of common stock in connection with a business acquisition of $40,000.

Off Balance Sheet Arrangements

As of March 31, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Impact of Recent Accounting Pronouncements

The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2015 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2015 Form 10-K.

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

Crexendo, Inc.

May 3, 2016	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 3, 2016	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer