Form 10-Q
period 2016-06-30
Crexendo, Inc.
filed 2016-08-02
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-Q
———————
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
The number of shares outstanding of the registrant’s common stock as of July 22, 2016 was 13,413,556.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$923	$1,497
Restricted cash	100	112
Trade receivables, net of allowance for doubtful accounts of $13
as of June 30, 2016 and $35 as of December 31, 2015	422	364
Inventories	129	134
Equipment financing receivables	131	131
Prepaid expenses	1,065	1,046
Other current assets	8	15
Total current assets	2,778	3,299

Certificate of deposit	252	251
Long-term trade receivables, net of allowance for doubtful accounts
of $22 as of June 30, 2016 and $24 as of December 31, 2015	53	81
Long-term equipment financing receivables	242	319
Property and equipment, net	24	33
Deferred income tax assets, net	482	482
Intangible assets, net	401	466
Goodwill	272	272
Long-term prepaids	238	288
Other long-term assets	142	169
Total assets	$4,884	$5,660

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$263	$76
Accrued expenses	948	812
Notes payable, current portion	136	57
Contingent consideration	-	99
Deferred income tax liability	482	482
Deferred revenue, current portion	819	775
Total current liabilities	2,648	2,301

Deferred revenue, net of current portion	53	81
Notes payable, net of current portion	980	965
Other long-term liabilities	62	109
Total liabilities	3,743	3,456

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,405,246 shares issued and outstanding as of June 30, 2016 and 13,227,489 shares issued and
outstanding as of December 31, 2015	13	13
Additional paid-in capital	58,197	57,614
Accumulated deficit	(57,069)	(55,423)
Total stockholders' equity	1,141	2,204

Total Liabilities and Stockholders' Equity	$4,884	$5,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$2,267	$1,890	$4,441	$3,742
Operating expenses:
Cost of revenue	917	855	1,830	1,716
Selling and marketing	636	580	1,246	1,183
General and administrative	1,274	1,375	2,565	2,935
Research and development	216	165	445	368
Total operating expenses	3,043	2,975	6,086	6,202

Loss from operations	(776)	(1,085)	(1,645)	(2,460)

Other income (expense):
Interest income	4	7	8	13
Interest expense	(31)	(3)	(66)	(13)
Other income, net	29	29	64	248
Total other income, net	2	33	6	248

Loss before income tax	(774)	(1,052)	(1,639)	(2,212)

Income tax provision	(4)	(8)	(7)	(18)

Net loss	$(778)	$(1,060)	$(1,646)	$(2,230)

Net loss per common share:
Basic	$(0.06)	$(0.08)	$(0.12)	$(0.18)
Diluted	$(0.06)	$(0.08)	$(0.12)	$(0.18)

Weighted-average common shares outstanding:
Basic	13,292,334	12,700,624	13,268,107	12,699,784
Diluted	13,292,334	12,700,624	13,268,107	12,699,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2016
 (In thousands, except share data)
(unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amouont	Paid-in Capital	Deficit	Equity
Balance, January 1, 2016	13,227,489	$13	$57,614	$(55,423)	$2,204
Expense for stock options granted to employees	-		351	-	351
Issuance of common stock in a business acquisition	17,757		40	-	40
Issuance of common stock for interest on related party note payable	75,000		90	-	90
Issuance of common stock for exercise of common stock warrants	85,000		102	-	102
Net loss	-		-	(1,646)	(1,646)
Balance, June 30, 2016	13,405,246	$13	$58,197	$(57,069)	$1,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,646)	$(2,230)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	161	161
Depreciation and amortization	74	160
Amortization of debt discount	12	-
Expense for stock options issued to employees	351	582
Amortization of deferred gain	(47)	(47)
Changes in assets and liabilities:
Trade receivables	(30)	167
Equipment financing receivables	77	76
Inventories	5	(7)
Prepaid expenses	(40)	(162)
Other assets	34	(114)
Accounts payable and accrued expenses	323	(258)
Deferred revenue	16	(61)
Net cash used for operating activities	(710)	(1,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(24)
Release of restricted cash	12	4
Purchase of long-term investment	(1)	-
Net cash provided by/(used for) investing activities	11	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150	-
Repayments made on notes payable	(68)	-
Proceeds from exercise of warrants	102	690
Payment of contingent consideration	(59)	(61)
Net cash provided by financing activities	125	629

NET DECREASE IN CASH AND CASH EQUIVALENTS	(574)	(1,124)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,497	2,906

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$923	$1,782

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(2)	$(1)
Supplemental disclosure of non-cash investing and financing information:
Prepaid assets financed through notes payable	$116	$-
Issuance of common stock for prepayment of interest on related-party note payable	$90	$-
Issuance of common stock for contingent consideration related to business acquisition	$40	$40

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.            Significant Accounting Policies
Description of Business - Crexendo, Inc. (CXDO) is incorporated in the state of Delaware. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” “the Company,” or “our Company”. We are a hosted services company that provides hosted telecommunications services, broadband internet services and website hosting for businesses. Our services are designed to make enterprise-class hosting services available to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $923,000. However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in July 2016 that in addition to the $1,000,000 available under the note payable agreement, he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through August 31, 2017. Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.
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
 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $666,000 and $1,384,000, respectively.

Restricted Cash – We classified $100,000 and $112,000 as restricted cash as of June 30, 2016 and December 31, 2015, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000.
Trade Receivables – We have historically offered to our web site development software customers the option to finance, typically through 24 and 36-month extended payment term agreements (“EPTAs”). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff. EPTAs are recorded on a nonaccrual cash basis beginning on the contract date. Trade receivables from our hosted telecommunications and web services segments are recorded at invoiced amounts.
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
Inventory – Finished goods telecommunications equipment inventory is stated at the lower of cost or market (first-in, first-out method). In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or market.

Certificate of Deposit - We hold a $252,000 certificate of deposit as collateral for merchant accounts, which automatically renews every 12 months. The certificate of deposit is classified as long-term in the consolidated balance sheets.
Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $3,000 and $15,000 for the three months ended June 30, 2016 and 2015, respectively and $9,000 and $36,000 for the six months ended June 30, 2016 and 2015, respectively. Depreciable lives by asset group are as follows:
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
Intangible Assets - Our intangible assets consist primarily of customer relationships and developed technology. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.
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

Equipment Sales and Financing Revenue - Revenue generated from the sale of telecommunications equipment is recognized when the devices are installed and hosted telecommunications services begin.

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

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and internet service providers. We receive commissions when the services are bundled with our offerings and we recognize commission revenue when received.

Cost of Revenue – Cost of Hosted Telecommunications Service revenue primarily consists of fees we pay to third-party telecommunications and business internet providers, personnel and travel expenses related to system implementation, customer service, and the costs associated with the purchase of desktop devices and other third party equipment. Cost of Web Services revenue consists primarily of customer service costs and outsourcing fees related to fulfillment of our professional web management services.
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
Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and six months ended June 30, 2016 and 2015.
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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2016 and 2015. One telecom customer accounted for 12% of total trade accounts receivable as of June 30, 2016 and no customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2015.
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
In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”). The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will eliminate the need to present DTAs as long-term and DTLs as current liabilities. We will adopt this guidance effective January 1, 2017.
 In September 2015, the FASB issued ASU No. 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 will not have a material impact on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and disclosures.

2.            Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss (in thousands)	$(778)	$(1,060)	$(1,646)	$(2,230)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,292,334	12,700,624	13,268,107	12,699,784
Diluted shares outstanding	13,292,334	12,700,624	13,268,107	12,699,784

Net loss per common share:
Basic	$(0.06)	$(0.08)	$(0.12)	$(0.18)
Diluted	$(0.06)	$(0.08)	$(0.12)	$(0.18)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At June 30, 2016 and 2015, the common stock equivalent shares were, as follows:

	June 30,	June 30,
	2016	2015

Shares of common stock issuable under equity incentive plans outstanding	4,034,288	3,175,961
Shares of common stock issuable upon conversion of warrants	165,000	-
Common stock equivalent shares excluded from diluted net loss per share	4,199,288	3,175,961

3.            Trade Receivables, net
Our trade receivables balance consists of traditional trade receivables and residual extended payment term agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2016	2015

Trade receivables	$422	$378
Conforming EPTAs	72	94
Non-Conforming EPTAs:
1 - 30 days	6	11
31 - 60 days	4	4
61 - 90 days	6	17
Gross trade receivables	510	504
Less: allowance for doubtful accounts	(35)	(59)
Trade receivables, net	$475	$445

Current trade receivables, net	$422	$364
Long-term trade receivables, net	53	81
Trade receivables, net	$475	$445

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $28,000 of EPTAs during the six months ended June 30, 2016 and $66,000 during the year ended December 31, 2015, of which, all had original contract terms of greater than one year.

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

	June 30,	December 31,
	2016	2015

Gross financing receivables	$789	$1,030
Less unearned income	(416)	(580)
Financing receivables, net	373	450
Less: Current portion of finance receivables, net	(131)	(131)
Finance receivables due after one year	$242	$319

5.            Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):
	June 30,	December 31,
	2016	2015
Prepaid rent	$215	$376
Prepaid commissions	478	456
Prepaid software support	107	181
Prepaid software subscription	50	103
Prepaid interest on related-party note payable	45	-
Other prepaid expenses	408	218
Total prepaid assets	$1,303	$1,334

6.            Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization
Customer relationships	(544)	(482)
Developed technology	(194)	(191)
Total	$401	$466

Amortization expense is included in general and administrative expenses and totaled $33,000 and $58,000 for the three months ended June 30, 2016 and 2015, respectively, and $65,000 and $124,000 for the six months ended June 30, 2016 and 2015, respectively.

7.            Accrued Expenses
Accrued expenses consisted of the following (in thousands):
	June 30,	December 31,
	2016	2015
Accrued wages and benefits	$288	$298
Accrued accounts payable	218	153
Accrued sales and telecommunications taxes	282	223
Other	160	138
Total accrued expenses	$948	$812

8.            Notes Payable

Related-Party Note Payable

On December 30, 2015, the Company entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender"). Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company. Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders. The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015.). For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year. After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan. If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

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

On June 28, 2016, the Company entered into an Amendment to the Loan Agreement, extending the period which the Company can increase the loan up to an additional $1,000,000 to May 30, 2017. All other terms remain the same as initial loan agreement.

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Related-party note payable	$1,000	$1,000
Other notes payable	219	137
	1,219	1,137
Less: notes payable discount	(103)	(115)
Net carrying value of notes payable	1,116	1,022
Less: current portion of long-term notes payable	(136)	(57)
Long-term notes payable	$980	$965

9.            Fair Value Measurements
We have financial instruments as of June 30, 2016 and December 31, 2015 for which the fair value is summarized below (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$475	$475	$445	$445
Equipment financing receivables	373	373	450	450
Certificate of deposit	252	252	251	251
Liabilities:
Acquisition related contingent consideration	-	-	99	99
Notes payable including discount from warrant grant	1,116	1,228	1,022	1,146

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair value measurement at reporting date
Description	June 30, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

Description	December 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	99	-	-	99

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the six months ended June 30, 2016 and the year ended December 31, 2015 are shown in the table below (in thousands):
Acquisition Related Contingent Consideration
Balance at January 1, 2015	$211
Change in fair value	(11)
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2015	$99
Cash payments	(59)
Issuance of common stock from contingent consideration	(40)
Balance at June 30, 2016	$-

10.            Income Taxes
Our effective tax rate for the three and six months ended June 30, 2016 was (0.5)% and (0.4)%, respectively, which resulted in an income tax provision of $(4,000) and $(7,000), respectively. The tax provision is due to state tax payments made with extensions filed.

Our effective tax rate for the three and six months ended June 30, 2015 was (0.8)% and (0.8)%, respectively, which resulted in an income tax provision of $(8,000) and $(18,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

Rental expense for the three months ended June 30, 2016 and 2015 was approximately $30,000 and $30,000, respectively. Rental expense for the six months ended June 30, 2016 and 2015 was approximately $60,000 and $60,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense. The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc. The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years. Rent expense incurred on the sale-leaseback during the three months ended June 30, 2016 and 2015, net of deferred gain amortization of $24,000 and $24,000, respectively, was $57,000 and $57,000, respectively. Rent expense incurred on the sale-leaseback during the six months ended June 30, 2016 and 2015, net of deferred gain amortization of $47,000 and $47,000, respectively, was $114,000 and $114,000, respectively.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Hosted telecommunications services	$1,920	$1,421	$3,698	$2,745
Web services	347	469	743	997
Consolidated revenue	2,267	1,890	4,441	3,742

Income/(loss) from operations:
Hosted telecommunications services	(872)	(1,091)	(1,835)	(2,441)
Web services	96	6	190	(19)
Total operating loss	(776)	(1,085)	(1,645)	(2,460)
Other income/(loss), net:
Hosted telecommunications services	(3)	18	(10)	39
Web services	5	15	16	209
Total other income, net	2	33	6	248
Income/(loss) before income tax provision
Hosted telecommunications services	(875)	(1,073)	(1,845)	(2,402)
Web services	101	21	206	190
Loss before income tax provision	$(774)	$(1,052)	$(1,639)	$(2,212)

Depreciation and amortization was $31,000 and $56,000 for the Hosted Telecommunications Services segment for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization was $63,000 and $121,000 for the Hosted Telecommunications Services segment for the six months ended June 30, 2016 and 2015, respectively. Depreciation and amortization was $5,000 and $17,000 for the Web Services segment for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization was $12,000 and $39,000 for the Web Services segment for the six months ended June 30, 2016 and 2015, respectively.

Interest income was $4,000 and $7,000 for the Web Services segment for the three months ended June 30, 2016 and 2015, respectively. Interest income was $8,000 and $13,000 for the Web Services segment for the six months ended June 30, 2016 and 2015, respectively.
Interest expense was $27,000 and $4,000 for the Hosted Telecommunications Services segment for the three months ended June 30, 2016 and 2015, respectively. Interest expense was $56,000 and $4,000 for the Hosted Telecommunications Services segment for the six months ended June 30, 2016 and 2015, respectively. Interest expense was $4,600 and $1,000 for the Web Services segment for the three months ended June 30, 2016 and 2015, respectively. Interest expense was $10,000 and $9,000 for the Web Services segment for the six months ended June 30, 2016 and 2015, respectively.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2016 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We are a hosted services company that provides hosted telecommunications services, broadband internet services and website hosting for businesses. Our services are designed to make enterprise-class hosting services available to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Hosted Telecommunications Services and Web Services.
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

In our August 2, 2016 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(778)	$(1,060)	$(1,646)	$(2,230)
Share-based compensation	158	211	351	582
Amortization of rent expense paid in stock, net of deferred gain	57	57	114	114
Amortization of intangible assets	33	58	66	123
Amortization of interest expense paid in stock	23	-	46	-
Non-GAAP net loss	$(507)	$(734)	$(1,069)	$(1,411)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(778)	$(1,060)	$(1,646)	$(2,230)
Depreciation and amortization	36	73	75	160
Interest expense	31	3	66	13
Interest and other income	(33)	(36)	(72)	(261)
Income tax provision	4	8	7	18
EBITDA	(740)	(1,012)	(1,570)	(2,300)
Share-based compensation	158	211	351	582
Amortization of rent expense paid in stock, net of deferred gain	57	57	114	114
Adjusted EBITDA	$(525)	$(744)	$(1,105)	$(1,604)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$2,267	$1,890	$4,441	$3,742
Loss before income taxes	(774)	(1,052)	(1,639)	(2,212)
Income tax provision	(4)	(8)	(7)	(18)
Net loss	(778)	(1,060)	(1,646)	(2,230)
Basic net loss per share	$(0.06)	$(0.08)	$(0.12)	$(0.18)
Diluted net loss per share	$(0.06)	$(0.08)	$(0.12)	$(0.18)

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue

Total revenue increased 20% or $377,000, to $2,267,000 for the three months ended June 30, 2016 as compared to $1,890,000 for the three months ended June 30, 2015. Hosted Telecommunications Services segment revenue increased 35% or $499,000, to $1,920,000 for the three months ended June 30, 2016 as compared to $1,421,000 for the three months ended June 30, 2015. Web Services segment revenue decreased 26% or $122,000, to $347,000 for the three months ended June 30, 2016 as compared to $469,000 for the three months ended June 30, 2015.

Loss Before Income Taxes

Loss before income tax decreased 26% or $278,000, to $774,000 for the three months ended June 30, 2016 as compared to loss before income tax of $1,052,000 for the three months ended June 30, 2015. The decrease in loss before income tax is primarily due to the increase in revenue of $377,000, offset by an increase in operating expenses of $68,000, and a $31,000 decrease in other income.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2016 and 2015 was (0.5)% and (0.8)%, respectively, which resulted in a provision for income taxes of $(4,000) and $(8,000), respectively. The provision for income taxes relates to minimum state tax requirements.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue

Total revenue increased 19% or $699,000, to $4,441,000 for the six months ended June 30, 2016 as compared to $3,742,000 for the six months ended June 30, 2015. Hosted Telecommunications Services segment revenue increased 35% or $953,000, to $3,698,000 for the six months ended June 30, 2016 as compared to $2,745,000 for the six months ended June 30, 2015. Web Services segment revenue decreased 25% or $254,000, to $743,000 for the six months ended June 30, 2016 as compared to $997,000 for the six months ended June 30, 2015.

Loss Before Income Taxes

Loss before income tax decreased 26% or $573,000, to $1,639,000 for the six months ended June 30, 2016 as compared to loss before income tax of $2,212,000 for the six months ended June 30, 2015. The decrease in loss before income tax is primarily due to the increase in revenue of $699,000 and a decrease in operating expenses of $116,000, offset by a $242,000 decrease in other income.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2016 and 2015 was (0.4)% and (0.8)%, respectively, which resulted in a provision for income taxes of $(7,000) and $(18,000), respectively. The provision for income taxes relates to minimum state tax requirements.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
Hosted Telecommunications Services	2016	2015	2016	2015
Revenue	$1,920	$1,421	$3,698	$2,745
Operating expenses:
Cost of revenue	864	745	1,712	1,489
Research and development	207	155	425	341
Selling and marketing	636	569	1,246	1,169
General and administrative	1,085	1,043	2,150	2,187
Total operating expenses	2,792	2,512	5,533	5,186
Operating loss	(872)	(1,091)	(1,835)	(2,441)
Other income/(expense)	(3)	18	(10)	39
Loss before tax provision	$(875)	$(1,073)	$(1,845)	$(2,402)

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue

Hosted Telecommunications Services segment revenue increased 35% or $499,000, to $1,920,000 for the three months ended June 30, 2016 as compared to $1,421,000 for the three months ended June 30, 2015.  Revenue from recurring and one-time services increased $374,000 and equipment sales increased $176,000.  Sales-type lease and associated interest revenue decreased $51,000 as the Company no longer provides equipment leasing for customers. Customers either purchase devices or lease them through a third-party leasing company.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2016 and 2015.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of April 1, 2016 and 2015, and June 30, 2016 and 2015, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of April 1, 2016	$14,723
Hosted Telecommunications Services backlog as of June 30, 2016	$15,434

Hosted Telecommunications Services backlog as of April 1, 2015	$10,987
Hosted Telecommunications Services backlog as of June 30, 2015	$11,283

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, costs related to system implementation, customer service, and the costs associated with the purchase of desktop devices phones and third party equipment.  Cost of revenue increased 16% or $119,000, to $864,000 for the three months ended June 30, 2016 as compared to $745,000 for the three months ended June 30, 2015.  The increase in cost of revenue was primarily due to an increase in product costs of $76,000 and an increase in salary and benefits of $43,000 associated with system implementation expenses.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications features and products.  Research and development salary expenses increased 34% or $52,000, to $207,000 for the three months ended June 30, 2016 as compared to $155,000 for the three months ended June 30, 2015.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials. Selling and marketing expenses increased 12% or $67,000, to $636,000 for the three months ended June 30, 2016 as compared to $569,000 for the three months ended June 30, 2015. The increase was primarily due to an increase in commission expenses resulting from increased sales.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses increased 4% or $42,000, to $1,085,000 for the three months ended June 30, 2016 as compared to $1,043,000 for the three months ended June 30, 2015. The increase in general and administrative expenses is primarily due to an increased allocation of corporate expenses being allocated at a higher rate resulting from increased revenue in the Hosted Telecommunications Services segment. As Web Services revenue decreases and Hosted Telecommunications Service revenue increases, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment. Consolidated general and administrative expenses decreased 7%, or $101,000 to $1,274,000 for the three months ended June 30, 2016 compared to $1,375,000 for the three months ended June 30, 2015.

Other Income/(Expense)

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Net other income/(expense) decreased 117% or $21,000, to $(3,000) for the three months ended June 30, 2016 as compared to $18,000 for the three months ended June 30, 2015. The decrease is due to an increase in interest expense.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue

Hosted Telecommunications Services segment revenue increased 35% or $953,000, to $3,698,000 for the six months ended June 30, 2016 as compared to $2,745,000 for the six months ended June 30, 2015.  Revenue from recurring and one-time services increased $793,000 and desktop device sales increased $247,000.  Sales-type lease and associated interest revenue decreased $87,000 as the Company no longer provides equipment leasing for customers. Customers either purchase devices or lease them through a third-party leasing. A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at June 30, 2016 and 2015.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2016 and 2015, and June 30, 2016 and 2015, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2016	$13,907
Hosted Telecommunications Services backlog as of June 30, 2016	$15,434

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of June 30, 2015	$11,283

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, costs related to system implementation, customer service, and the costs associated with the purchase of desktop devices and third party equipment.  Cost of revenue increased 15% or $223,000, to $1,712,000 for the six months ended June 30, 2016 as compared to $1,489,000 for the six months ended June 30, 2015.  The increase in cost of revenue was primarily due to an increase in salary and benefit expenses of $112,000 related to our customer service department, an increase in product costs of $61,000, an increase in other cost of sales of $77,000, offset by a decrease in installation and maintenance costs of $27,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development salary expenses increased 25% or $84,000, to $425,000 for the six months ended June 30, 2016 as compared to $341,000 for the six months ended June 30, 2015.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, dealer channel commissions, and the production of marketing materials.  Selling and marketing expenses increased 7% or $77,000, to $1,246,000 for the six months ended June 30, 2016 as compared to $1,169,000 for the six months ended June 30, 2015. The increase was primarily due to an increase in commission expense of $116,000 which was offset by a decrease in salaries and benefits of $10,000, a decrease in business development costs of $5,000, and a decrease in other selling and marketing costs of $24,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 2% or $37,000, to $2,150,000 for the six months ended June 30, 2016 as compared to $2,187,000 for the six months ended June 30, 2015. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 13%, or $370,000 to $2,565,000 for the six months ended June 30, 2016 compared to $2,935,000 for the six months ended June 30, 2015. As Web Services revenue decreased significantly for six months ended June 30, 2016, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income/(Expense)

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Other income decreased 126% or $49,000, to $(10,000) for the six months ended June 30, 2016 as compared to $39,000 for the six months ended June 30, 2015. The decrease is due to an increase in interest expense.

Operating Results of Web Services segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
Web Services	2016	2015	2016	2015
Revenue	$347	$469	$743	$997
Operating expenses:
Cost of revenue	53	110	118	227
Research and development	9	10	20	27
Selling and marketing	-	11	-	14
General and administrative	189	332	415	748
Total operating expenses	251	463	553	1,016
Operating income/(loss)	96	6	190	(19)
Other income	5	15	16	209
Income before tax provision	$101	$21	$206	$190

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue

Revenue from Web Services is generated primarily through website hosting. Web Services segment revenue decreased 26% or $122,000, to $347,000 for the three months ended June 30, 2016 as compared to $469,000 for the three months ended June 30, 2015. The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $30,000, a decrease of $30,000 from web management professional services, and a decrease in hosting revenue of $62,000.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services and customer service costs.  Cost of revenue decreased 52% or $57,000, to $53,000 for the three months ended June 30, 2016 as compared to $110,000 for the three months ended June 30, 2015. The decrease is primarily related to a decrease in costs related to providing professional web management services of $25,000, a reduction in credit card fees and other costs of $24,000, and a reduction in customer service salaries and benefits of $8,000.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 10% or $1,000, to $9,000 for the three months ended June 30, 2016 as compared to $10,000 for the three months ended June 30, 2015. The decrease was related to a reduction of payroll and related expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses. Selling and marketing expenses decreased 100% or $11,000, to $0 for the three months ended June 30, 2016 as compared to $11,000 for the three months ended June 30, 2015. The decrease was primarily attributable to our shift in focus to our hosted telecom services segment.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 43% or $143,000, to $189,000 for the three months ended June 30, 2016 as compared to $332,000 for the three months ended June 30, 2015. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 7%, or $101,000 to $1,274,000 for the three months ended June 30, 2016 compared to $1,375,000 for the three months ended June 30, 2015.

Other Income

  Other income decreased 67% or $10,000, to $5,000 for the three months ended June 30, 2016 as compared to $15,000 for the three months ended June 30, 2015. This decrease is primarily related to a decrease in interest income and an increase in interest expense.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue

Revenue from Web Services is generated primarily through website hosting. Web Services segment revenue decreased 25% or $254,000, to $743,000 for the six months ended June 30, 2016 as compared to $997,000 for the six months ended June 30, 2015. The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $68,000, a decrease of $56,000 from web management professional services, and a decrease in hosting revenue of $130,000.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services.  Cost of revenue decreased 48% or $109,000, to $118,000 for the six months ended June 30, 2016 as compared to $227,000 for the six months ended June 30, 2015. The cost of revenue decrease is directly related to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 26% or $7,000, to $20,000 for the six months ended June 30, 2016 as compared to $27,000 for the six months ended June 30, 2015. The decrease was related to a reduction of payroll and related expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 100% or $14,000, to $0 for the six months ended June 30, 2016 as compared to $14,000 for the six months ended June 30, 2015. The decrease was primarily attributable to our shift in focus to our hosted telecommunication services segment.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 45% or $333,000, to $415,000 for the six months ended June 30, 2016 as compared to $748,000 for the six months ended June 30, 2015. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 25% decrease in revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 13%, or $370,000 to $2,565,000 for the six months ended June 30, 2016 compared to $2,935,000 for the six months ended June 30, 2015.

Other Income

  Other income decreased 92% or $193,000, to $16,000 for the six months ended June 30, 2016 as compared to $209,000 for the six months ended June 30, 2015. This decrease is primarily related to the reversal of certain legal accruals totaling $193,000 during the six months ended June 30, 2016 that were determined to no longer have a reasonable possibility of being paid out.

Liquidity and Capital Resources
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $923,000. However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in July 2016 that in addition to the $1,000,000 available under the note payable agreement, he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through August 31, 2017. Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.
Working Capital
Working capital decreased 87% or $868,000, to $130,000 as of June 30, 2016 as compared to $998,000 for the year ended December 31, 2015.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $574,000, an increase in accounts payable of $187,000, an increase in accrued expenses of $136,000, and an increase in notes payable, current portion of $79,000, offset by the final payment of contingent consideration of $99,000 during the six months ended June 30, 2016.
Cash and Cash Equivalents
Cash and cash equivalents decreased 38% or $574,000, to $923,000 at June 30, 2016 as compared to $1,497,000 as of December 31, 2015. During the six months ended June 30, 2016, we used $710,000 for operating activities, investing activities provided $11,000, and financing activities provided $125,000.
Trade Receivables
Current and long-term trade receivables, net of allowance for doubtful accounts, increased 7% or $30,000, to $475,000 at June 30, 2016 as compared to $445,000 at December 31, 2015. Long-term trade receivables, net of allowance for doubtful accounts, decreased 35% or $28,000, to $53,000 at June 30, 2016 as compared to $81,000 at December 31, 2015. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. The increase in our accounts receivable balance is primarily related to an increase in our Hosted Telecommunications Services trade receivables at June 30, 2016 due from third-party leasing companies.

Accounts Payable
Accounts payable increased 246% or $187,000, to $263,000 at June 30, 2016 as compared to $76,000 at December 31, 2015. Our accounts payable as of June 30, 2016 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.
Notes Payable
Notes payables increased 9% or $94,000, to $1,116,000 at June 30, 2016 as compared to $1,022,000 at December 31, 2015.  The increase is primarily related to financing of annual contract and amortization of debt discounts.
Capital
Total stockholders’ equity decreased 48% or $1,063,000, to $1,141,000 at June 30, 2016 as compared to $2,204,000 at December 31, 2015. The significant changes in stockholders’ equity during the six months ended June 30, 2016 included net loss of $1,646,000, offset by an increase of additional paid-in capital of $351,000 for stock options issued to employees, $102,000 for the exercise of warrants, $90,000 in common stock issued for annual interest payment on note payable, and $40,000 issued to settle contingent consideration obligations.
Off Balance Sheet Arrangements
As of June 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 2, 2016	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 2, 2016	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer