Form 10-Q
period 2016-09-30
Crexendo, Inc.
filed 2016-11-14
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-Q
———————
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 13,413,556.

PART I - FINANCIAL INFORMATION
Item 1.
Financial Statements.
CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$854	$1,497
Restricted cash	100	112
Trade receivables, net of allowance for doubtful accounts of $34
as of September 30, 2016 and $35 as of December 31, 2015	303	364
Inventories	124	134
Equipment financing receivables	123	131
Prepaid expenses	862	1,046
Other current assets	8	15
Total current assets	2,374	3,299

Certificate of deposit	252	251
Long-term trade receivables, net of allowance for doubtful accounts
of $17 as of September 30, 2016 and $24 as of December 31, 2015	46	81
Long-term equipment financing receivables	208	319
Property and equipment, net	21	33
Deferred income tax assets, net	482	482
Intangible assets, net	368	466
Goodwill	272	272
Long-term prepaid expenses	250	288
Other long-term assets	138	169
Total assets	$4,411	$5,660

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$308	$76
Accrued expenses	941	812
Notes payable, current portion	98	57
Income taxes payable	4	-
Contingent consideration	-	99
Deferred income tax liability	482	482
Deferred revenue, current portion	827	775
Total current liabilities	2,660	2,301

Deferred revenue, net of current portion	46	81
Notes payable, net of current portion	973	965
Other long-term liabilities	39	109
Total liabilities	3,718	3,456

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,413,556 shares issued and outstanding as of September 30, 2016 and 13,227,489 shares issued and
outstanding as of December 31, 2015	13	13
Additional paid-in capital	58,370	57,614
Accumulated deficit	(57,690)	(55,423)
Total stockholders' equity	693	2,204

Total Liabilities and Stockholders' Equity	$4,411	$5,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$2,333	$1,972	$6,774	$5,714
Operating expenses:
Cost of revenue	932	882	2,762	2,598
Selling and marketing	681	624	1,927	1,807
General and administrative	1,140	1,309	3,705	4,244
Research and development	189	209	634	577
Total operating expenses	2,942	3,024	9,028	9,226

Loss from operations	(609)	(1,052)	(2,254)	(3,512)

Other income/(expense):
Interest income	4	6	12	19
Interest expense	(39)	(3)	(105)	(16)
Other income, net	27	16	91	264
Total other income/(expense), net	(8)	19	(2)	267

Loss before income tax	(617)	(1,033)	(2,256)	(3,245)

Income tax provision	(4)	(10)	(11)	(28)

Net loss	$(621)	$(1,043)	$(2,267)	$(3,273)

Net loss per common share:
Basic	$(0.05)	$(0.08)	$(0.17)	$(0.25)
Diluted	$(0.05)	$(0.08)	$(0.17)	$(0.25)

Weighted-average common shares outstanding:
Basic	13,411,569	13,207,041	13,316,277	12,870,728
Diluted	13,411,569	13,207,041	13,316,277	12,870,728

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2016
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	13,227,489	$13	$57,614	$(55,423)	$2,204
Expense for stock options granted to employees	-		504		504
Stock issued under stock award plans	8,310		9		9
Issuance of common stock in a business acquisition	17,757		40		40
Issuance of common stock for interest on related party note payable	75,000		101		101
Issuance of common stock for exercise of common stock warrants	85,000		102		102
Net loss	-		-	(2,267)	(2,267)
Balance, September 30, 2016	13,413,556	$13	$58,370	$(57,690)	$693

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,267)	$(3,273)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	242	242
Depreciation and amortization	110	216
Non-cash interest expesnse	18	-
Expense for stock options issued to employees	504	784
Amortization of deferred gain	(70)	(70)
Changes in assets and liabilities:
Trade receivables	96	111
Equipment financing receivables	119	130
Inventories	10	(43)
Prepaid expenses	81	(69)
Other assets	38	(96)
Accounts payable and accrued expenses	361	(40)
Income tax payable	4	27
Deferred revenue	17	112
Net cash used for operating activities	(737)	(1,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(29)
Release of restricted cash	12	9
Purchase of long-term investment	(1)	-
Net cash provided by/(used for) investing activities	11	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150	-
Repayments made on notes payable	(119)	-
Proceeds from exercise of options	9	49
Proceeds from exercise of warrants	102	690
Payment of contingent consideration	(59)	(61)
Net cash provided by financing activities	83	678

NET DECREASE IN CASH AND CASH EQUIVALENTS	(643)	(1,311)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,497	2,906

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$854	$1,595

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(2)	$(1)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	$101	$-
Issuance of common stock for contingent consideration related to business acquisition	$40	$40

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
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $854,000. However, after considering the Company’s historical negative cash flow from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in November 2016 that in addition to the $1,000,000 available under the note payable agreement, he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through December 31, 2017. Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.
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
Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $626,000 and $1,384,000, respectively.

Restricted Cash – We classified $100,000 and $112,000 as restricted cash as of September 30, 2016 and December 31, 2015, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000.
Trade Receivables – Trade receivables from our hosted telecommunications and web services segments are recorded at invoiced amounts. We have historically offered to our web site development software customers the option to finance, typically through 24 and 36-month extended payment term agreements (“EPTAs”). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff. EPTAs are recorded on a nonaccrual cash basis beginning on the contract date.
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
Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $3,000 and $13,000 for the three months ended September 30, 2016 and 2015, respectively and $12,000 and $49,000 for the nine months ended September 30, 2016 and 2015, respectively. Depreciable lives by asset group are as follows:

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
Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and nine months ended September 30, 2016 and 2015.
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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2016 and 2015. No telecom customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2016 and no customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2015.
Recent Accounting Pronouncements – In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2016-15, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, makes certain targeted amendments to Topic 606, Revenue from Contracts with Customers:

●
Assessing collectibility. The amendments add a “substantially all” threshold to the collectibility criterion, and also clarify that the objective of the collectibility assessment is to determine whether the contract is valid and represents a substantive transaction based on whether a customer has the ability and intent to pay for the goods or services that will be transferred to the customer, as opposed to all of the goods or services promised in the contract. The ASU also clarifies how an entity may recognize as revenue consideration received in circumstances where a contract does not meet the criteria required at inception to apply the recognition guidance within the revenue standard.
●
Presenting sales taxes and other similar taxes collected from customers. The amendments provide an accounting policy election whereby an entity may exclude from the measurement of transaction price all taxes assessed by a taxing authority related to the specific transaction and that are collected from the customer. Such amounts would be presented “net” under this option.
●
Noncash consideration. The amendments clarify that the fair value of noncash consideration is measured at contract inception, and specify how to account for subsequent changes in the fair value of noncash consideration.
●
Contract modifications at transition. The amendments provide a new practical expedient whereby an entity electing either the full or modified retrospective method of transition is permitted to reflect the aggregate effect of all prior period modifications (using hindsight) when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to satisfied and unsatisfied obligations.
●
Completed contracts at transition. The amendments include certain practical expedients in transition related to completed contracts. The amendments also clarify the definition of a completed contract.
●
Disclosing the accounting change in the period of adoption. ASU 2016-12 provides an exception to the requirement in Topic 250, Accounting Changes and Error Corrections, to disclose the effect on the current period of retrospectively adopting a new accounting standard. As such, the disclosure requirement does not apply to adoption of the new revenue standard with respect to the year of adoption.

The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09 (Topic 606). The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, more clearly articulates the guidance for assessing whether promises are separately identifiable in the overall context of the contract, which is one of two criteria for determining whether promises are distinct. The ASU also clarifies the factors an entity should consider when assessing whether two or more promises are separately identifiable, and provides additional examples within the implementation guidance for assessing these factors. The ASU further clarifies that an entity is not required to identify promised goods or services that are immaterial in the context of the contract, although customer options to purchase additional goods or services that represent a material right should not be designated as immaterial in the context of the contract. The ASU also provides an accounting policy election whereby an entity may account for shipping and handling activities as a fulfillment activity rather than as an additional promised service in certain circumstances.

The ASU also clarifies whether a license of intellectual property (IP) represents a right to use the IP (which is satisfied at a point in time) or a right to access the IP (which is satisfied over time) by categorizing the underlying IP as either functional or symbolic. A promise to grant a license that is not a separate performance obligation must be considered in the context above (i.e., functional or symbolic), in order to determine whether the combined performance obligation is satisfied at a point in time or over time, and how to best measure progress toward completion if recognized over time. Regardless of a license’s nature (i.e., functional or symbolic), an entity may not recognize revenue from a license of IP before 1) it provides or otherwise makes available a copy of the IP to the customer, and 2) the period during which the customer is able to use and benefit from the license has begun (i.e., the beginning of the license period). Additionally, the ASU clarifies that 1) an entity should not split a sales-based or usage-based royalty into a portion subject to the guidance on sales-based and usage-based royalties and a portion that is not subject to that guidance; and 2) the guidance on sales-based and usage-based royalties applies whenever the predominant item to which the royalty relates is a license of IP. Lastly, the amendments distinguish contractual provisions requiring the transfer of additional rights to use or access IP that the customer does not already control from provisions that are attributes of a license (e.g., restrictions of time, geography, or use). License attributes define the scope of the rights conveyed to the customer; they do not determine when the entity satisfies a performance obligation. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09 (Topic 606). The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
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

2.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss (in thousands)	$(621)	$(1,043)	$(2,267)	$(3,273)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,411,569	13,207,041	13,316,277	12,870,728
Diluted shares outstanding	13,411,569	13,207,041	13,316,277	12,870,728

Net loss per common share:
Basic	$(0.05)	$(0.08)	$(0.17)	$(0.25)
Diluted	$(0.05)	$(0.08)	$(0.17)	$(0.25)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At September 30, 2016 and 2015, the common stock equivalent shares were, as follows:
	September 30,	September 30,
	2016	2015

Shares of common stock issuable under equity incentive plans outstanding	3,935,812	3,187,347
Shares of common stock issuable upon conversion of warrants	165,000	-
Common stock equivalent shares excluded from diluted net loss per share	4,100,812	3,187,347
3.
Trade Receivables, net
Our trade receivables balance consists of traditional trade receivables and residual extended payment term agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2016	2015

Trade receivables	$323	$378
Conforming EPTAs	71	94
Non-Conforming EPTAs:
1 - 30 days	4	11
31 - 60 days	-	4
61 - 90 days	2	17
Gross trade receivables	400	504
Less: allowance for doubtful accounts	(51)	(59)
Trade receivables, net	$349	$445

Current trade receivables, net	$303	$364
Long-term trade receivables, net	46	81
Trade receivables, net	$349	$445

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $34,000 of EPTAs during the nine months ended September 30, 2016 and $66,000 during the year ended December 31, 2015, of which, all had original contract terms of greater than one year.

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

	September 30,	December 31,
	2016	2015

Gross financing receivables	$781	$1,030
Less unearned income	(450)	(580)
Financing receivables, net	331	450
Less: Current portion of finance receivables, net	(123)	(131)
Finance receivables due after one year	$208	$319

5.
Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):
	September 30,	December 31,
	2016	2015
Prepaid rent	$134	$376
Prepaid commissions	507	456
Prepaid software support	66	181
Prepaid software subscription	13	103
Prepaid inventory deposits	150	-
Other prepaid expenses	242	218
Total prepaid assets	$1,112	$1,334

6.
Intangible Assets
The net carrying amount of intangible assets are as follows (in thousands):
	September 30,	December 31,
	2016	2015
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization
Customer relationships	(576)	(482)
Developed technology	(195)	(191)
Total	$368	$466

Amortization expense is included in general and administrative expenses and totaled $33,000 and $43,000 for the three months ended September 30, 2016 and 2015, respectively, and $98,000 and $166,000 for the nine months ended September 30, 2016 and 2015, respectively.

7.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued wages and benefits	$404	$298
Accrued accounts payable	177	153
Accrued sales and telecommunications taxes	214	223
Other	146	138
Total accrued expenses	$941	$812

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

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Related-party note payable	$1,000	$1,000
Other notes payable	169	137
	1,169	1,137
Less: notes payable discount	(98)	(115)
Net carrying value of notes payable	1,071	1,022
Less: current portion of long-term notes payable	(98)	(57)
Long-term notes payable	$973	$965

9.
Fair Value Measurements
We have financial instruments as of September 30, 2016 and December 31, 2015 for which the fair value is summarized below (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$349	$349	$445	$445
Equipment financing receivables	331	331	450	450
Certificate of deposit	252	252	251	251
Liabilities:
Acquisition related contingent consideration	-	-	99	99
Notes payable including discount from warrant grant	1,071	1,178	1,022	1,146

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair value measurement at reporting date
Description	September 30, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

Description	December 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	99	-	-	99

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the nine months ended September 30, 2016 and the year ended December 31, 2015 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2015	$211
Change in fair value	(11)
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2015	$99
Cash payments	(59)
Issuance of common stock from contingent consideration	(40)
Balance at September 30, 2016	$-
10.
Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2016 was (0.6)% and (0.5)%, respectively, which resulted in an income tax provision of $(4,000) and $(11,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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
Rental expense for the three months ended September 30, 2016 and 2015 was approximately $87,000 and $87,000, respectively. Rental expense for the nine months September 30, 2016 and 2015 was approximately $261,000 and $261,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense. The net deferred gain is included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. Deferred gain amortization for the three months ended September 30, 2016 and 2015 was $23,000 and $23,000, respectively. Deferred gain amortization for the nine months ended September 30, 2016 and 2015 was $70,000 and $70,000, respectively.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc. The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years. Rent expense incurred on the sale-leaseback during the three months ended September 30, 2016 and 2015 was $57,000 and $57,000, respectively. Rent expense incurred on the sale-leaseback during the nine months ended September 30, 2016 and 2015 was $171,000 and $171,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Hosted telecommunications services	$2,013	$1,542	$5,711	$4,287
Web services	320	430	1,063	1,427
Consolidated revenue	2,333	1,972	6,774	5,714

Income/(loss) from operations:
Hosted telecommunications services	(716)	(1,119)	(2,551)	(3,560)
Web services	107	67	297	48
Total operating loss	(609)	(1,052)	(2,254)	(3,512)
Other income/(expense), net:
Hosted telecommunications services	(11)	19	(21)	58
Web services	3	-	19	209
Total other income/(expense), net	(8)	19	(2)	267
Income/(loss) before income tax provision
Hosted telecommunications services	(727)	(1,100)	(2,572)	(3,502)
Web services	110	67	316	257
Loss before income tax provision	$(617)	$(1,033)	$(2,256)	$(3,245)

Depreciation and amortization was $31,000 and $45,000 for the Hosted Telecommunications Services segment for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization was $94,000 and $166,000 for the Hosted Telecommunications Services segment for the nine months ended September 30, 2016 and 2015, respectively. Depreciation and amortization was $5,000 and $11,000 for the Web Services segment for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization was $16,000 and $50,000 for the Web Services segment for the nine months ended September 30, 2016 and 2015, respectively.
Interest income was $4,000 and $6,000 for the Web Services segment for the three months ended September 30, 2016 and 2015, respectively. Interest income was $12,000 and $19,000 for the Web Services segment for the nine months ended September 30, 2016 and 2015, respectively.
Interest expense was $34,000 and $3,000 for the Hosted Telecommunications Services segment for the three months ended September 30, 2016 and 2015, respectively. Interest expense was $90,000 and $7,000 for the Hosted Telecommunications Services segment for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was $5,000 and $0 for the Web Services segment for the three months ended September 30, 2016 and 2015, respectively. Interest expense was $15,000 and $9,000 for the Web Services segment for the nine months ended September 30, 2016 and 2015, respectively.

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

In our November 11, 2016 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(621)	$(1,043)	$(2,267)	$(3,273)
Share-based compensation	153	201	504	784
Amortization of rent expense paid in stock, net of deferred gain	57	57	171	171
Amortization of intangible assets	33	43	99	166
Amortization of interest expense paid in stock	25	-	71	-
Non-GAAP net loss	$(353)	$(742)	$(1,422)	$(2,152)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(621)	$(1,043)	$(2,267)	$(3,273)
Depreciation and amortization	35	56	110	216
Interest expense	39	3	105	16
Interest and other income	(31)	(22)	(103)	(283)
Income tax provision	4	10	11	28
EBITDA	(574)	(996)	(2,144)	(3,296)
Share-based compensation	153	201	504	784
Amortization of rent expense paid in stock, net of deferred gain	57	57	171	171
Adjusted EBITDA	$(364)	$(738)	$(1,469)	$(2,341)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$2,333	$1,972	$6,774	$5,714
Loss before income taxes	(617)	(1,033)	(2,256)	(3,245)
Income tax provision	(4)	(10)	(11)	(28)
Net loss	(621)	(1,043)	(2,267)	(3,273)
Basic net loss per share	$(0.05)	$(0.08)	$(0.17)	$(0.25)
Diluted net loss per share	$(0.05)	$(0.08)	$(0.17)	$(0.25)

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

Total revenue increased 18% or $361,000, to $2,333,000 for the three months ended September 30, 2016 as compared to $1,972,000 for the three months ended September 30, 2015. Hosted Telecommunications Services segment revenue increased 31% or $471,000, to $2,013,000 for the three months ended September 30, 2016 as compared to $1,542,000 for the three months ended September 30, 2015. Web Services segment revenue decreased 26% or $110,000, to $320,000 for the three months ended September 30, 2016 as compared to $430,000 for the three months ended September 30, 2015.

Loss Before Income Taxes

Loss before income tax decreased 40% or $416,000, to $617,000 for the three months ended September 30, 2016 as compared to loss before income tax of $1,033,000 for the three months ended September 30, 2015. The decrease in loss before income tax is primarily due to the increase in revenue of $361,000, a decrease in operating expenses of $82,000, offset by a decrease in other income of $27,000.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2016 and 2015 was (0.6)% and (1.0)%, respectively, which resulted in a provision for income taxes of $(4,000) and $(10,000), respectively. The provision for income taxes relates to minimum state tax requirements.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

Total revenue increased 19% or $1,060,000, to $6,774,000 for the nine months ended September 30, 2016 as compared to $5,714,000 for the nine months ended September 30, 2015. Hosted Telecommunications Services segment revenue increased 33% or $1,424,000, to $5,711,000 for the nine months ended September 30, 2016 as compared to $4,287,000 for the nine months ended September 30, 2015. Web Services segment revenue decreased 26% or $364,000, to $1,063,000 for the nine months ended September 30, 2016 as compared to $1,427,000 for the nine months ended September 30, 2015.

Loss Before Income Taxes

Loss before income tax decreased 31% or $989,000, to $2,256,000 for the nine months ended September 30, 2016 as compared to loss before income tax of $3,245,000 for the nine months ended September 30, 2015. The decrease in loss before income tax is primarily due to the increase in revenue of $1,060,000, and a decrease in operating expenses of $198,000, offset by a $269,000 decrease in other income.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2016 and 2015 was (0.5)% and (0.9)%, respectively, which resulted in a provision for income taxes of $(11,000) and $(28,000), respectively. The provision for income taxes relates to minimum state tax requirements.

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

Operating Results of our Hosted Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Hosted Telecommunications Services	2016	2015	2016	2015
Revenue	$2,013	$1,542	$5,711	$4,287
Operating expenses:
Cost of revenue	878	799	2,590	2,288
Research and development	183	197	608	538
Selling and marketing	681	624	1,927	1,793
General and administrative	987	1,041	3,137	3,228
Total operating expenses	2,729	2,661	8,262	7,847
Operating loss	(716)	(1,119)	(2,551)	(3,560)
Other income/(expense)	(11)	19	(21)	58
Loss before tax provision	$(727)	$(1,100)	$(2,572)	$(3,502)

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

Hosted Telecommunications Services segment revenue increased 31% or $471,000, to $2,013,000 for the three months ended September 30, 2016 as compared to $1,542,000 for the three months ended September 30, 2015.  Revenue from recurring and one-time services increased $434,000 and equipment sales increased $65,000.  Sales-type lease and associated interest revenue decreased $28,000 as the Company no longer provides equipment leasing for customers. Customers either purchase devices or lease them through a third-party leasing company.  A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2016 and 2015.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of July 1, 2016 and 2015, and September 30, 2016 and 2015, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of July 1, 2016	$15,434
Hosted Telecommunications Services backlog as of September 30, 2016	$15,957

Hosted Telecommunications Services backlog as of July 1, 2015	$11,283
Hosted Telecommunications Services backlog as of September 30, 2015	$12,612

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, costs related to installations, customer service, and the costs associated with the purchase of desktop devices phones and third party equipment.  Cost of revenue increased 10% or $79,000, to $878,000 for the three months ended September 30, 2016 as compared to $799,000 for the three months ended September 30, 2015.  The increase in cost of revenue was primarily due to an increase in salary and benefits of $40,000 associated with customer service and installation expenses, an increase in bandwidth of $33,000, and an increase in equipment costs of $6,000.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new hosted telecommunications features and products.  Research and development salary expenses decreased 7% or $14,000, to $183,000 for the three months ended September 30, 2016 as compared to $197,000 for the three months ended September 30, 2015 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits and the production of marketing materials. Selling and marketing expenses increased 9% or $57,000, to $681,000 for the three months ended September 30, 2016 as compared to $624,000 for the three months ended September 30, 2015. The increase was primarily due to an increase in commission expenses resulting from increased sales.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 5% or $54,000, to $987,000 for the three months ended September 30, 2016 as compared to $1,041,000 for the three months ended September 30, 2015. Consolidated general and administrative expenses decreased 13%, or $169,000 to $1,140,000 for the three months ended September 30, 2016 compared to $1,309,000 for the three months ended September 30, 2015.

Other Income/(Expense)

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Net other income/(expense) decreased 158% or $30,000, to $(11,000) for the three months ended September 30, 2016 as compared to $19,000 for the three months ended September 30, 2015. The decrease is due to an increase in interest expense on notes payable.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

Hosted Telecommunications Services segment revenue increased 33% or $1,424,000, to $5,711,000 for the nine months ended September 30, 2016 as compared to $4,287,000 for the nine months ended September 30, 2015.  Revenue from recurring and one-time services increased $1,227,000 and desktop device sales increased $312,000.  Sales-type lease and associated interest revenue decreased $115,000 as the Company no longer provides equipment leasing for customers. Customers either purchase devices or lease them through a third-party leasing. A substantial portion of Hosted Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Hosted Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents contracts signed with no service or payment provided at September 30, 2016 and 2015.

Below is a table which displays the Hosted Telecommunications Services segment revenue backlog as of January 1, 2016 and 2015, and September 30, 2016 and 2015, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Hosted Telecommunications Services backlog as of January 1, 2016	$13,907
Hosted Telecommunications Services backlog as of September 30, 2016	$15,957

Hosted Telecommunications Services backlog as of January 1, 2015	$9,763
Hosted Telecommunications Services backlog as of September 30, 2015	$12,612

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, costs related to installations, customer service, and the costs associated with the purchase of desktop devices and third party equipment.  Cost of revenue increased 13% or $302,000, to $2,590,000 for the nine months ended September 30, 2016 as compared to $2,288,000 for the nine months ended September 30, 2015.  The increase in cost of revenue was primarily due to an increase in salary and benefit expenses of $146,000 related to growth in our customer service department, an increase in product costs of $67,000 related to increase in revenue, an increase in bandwidth of $120,000, offset by a decrease in installation costs of $31,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses, related to the development of new hosted telecommunications products.  Research and development salary expenses increased 13% or $70,000, to $608,000 for the nine months ended September 30, 2016 as compared to $538,000 for the nine months ended September 30, 2015 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, dealer channel commissions, and the production of marketing materials.  Selling and marketing expenses increased 8% or $134,000, to $1,927,000 for the nine months ended September 30, 2016 as compared to $1,793,000 for the nine months ended September 30, 2015. The increase was primarily due to an increase in commission expense of $177,000 which was offset by a decrease in salaries and benefits of $37,000, and a decrease in travel, lodging, and meals of $6,000.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 3% or $91,000, to $3,137,000 for the nine months ended September 30, 2016 as compared to $3,228,000 for the nine months ended September 30, 2015. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 13%, or $539,000 to $3,705,000 for the nine months ended September 30, 2016 compared to $4,244,000 for the nine months ended September 30, 2015. As Web Services revenue decreased significantly for nine months ended September 30, 2016, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Hosted Telecommunications Services segment.

Other Income/(Expense)

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Other income decreased 136% or $79,000, to $(21,000) for the nine months ended September 30, 2016 as compared to $58,000 for the nine months ended September 30, 2015. The decrease is due to an increase in interest expense on notes payable.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Web Services	2016	2015	2016	2015
Revenue	$320	$430	$1,063	$1,427
Operating expenses:
Cost of revenue	54	83	172	310
Research and development	6	12	26	39
Selling and marketing	-	-	-	14
General and administrative	153	268	568	1,016
Total operating expenses	213	363	766	1,379
Operating income	107	67	297	48
Other income	3	-	19	209
Income before tax provision	$110	$67	$316	$257

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

Revenue from Web Services is generated primarily through website hosting, professional services, and EPTAs. Web Services segment revenue decreased 26% or $110,000, to $320,000 for the three months ended September 30, 2016 as compared to $430,000 for the three months ended September 30, 2015. The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $36,000, a decrease of $19,000 from web management professional services, and a decrease in hosting revenue of $55,000.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services and customer service costs.  Cost of revenue decreased 35% or $29,000, to $54,000 for the three months ended September 30, 2016 as compared to $83,000 for the three months ended September 30, 2015. The decrease is primarily related to a decrease in costs related to providing professional web management services of $15,000 and a reduction in customer service salaries and benefits of $14,000.

 Research and Development

Research and development expenses primarily consist of payroll and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 50% or $6,000, to $6,000 for the three months ended September 30, 2016 as compared to $12,000 for the three months ended September 30, 2015. The decrease was related to a reduction of payroll and related expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses. General and administrative expenses decreased 43% or $115,000, to $153,000 for the three months ended September 30, 2016 as compared to $268,000 for the three months ended September 30, 2015. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 13%, or $169,000 to $1,140,000 for the three months ended September 30, 2016 compared to $1,309,000 for the three months ended September 30, 2015.

Other Income

  Other income increased $3,000, to $3,000 for the three months ended September 30, 2016 as compared to $0 for the three months ended September 30, 2015. This increase is primarily related to an increase in foreign exchange gain of $9,000, offset by a decrease in interest income of $2,000, and an increase in interest expense on notes payable of $4,000.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

Revenue from Web Services is generated primarily through website hosting, professional services, and EPTAs. Web Services segment revenue decreased 26% or $364,000, to $1,063,000 for the nine months ended September 30, 2016 as compared to $1,427,000 for the nine months ended September 30, 2015. The decrease in revenue from the prior year is primarily related to the decrease in cash collected on EPTAs of $104,000, a decrease of $75,000 from web management professional services, and a decrease in hosting revenue of $185,000.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services.  Cost of revenue decreased 45% or $138,000, to $172,000 for the nine months ended September 30, 2016 as compared to $310,000 for the nine months ended September 30, 2015. The cost of revenue decrease is directly related to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 33% or $13,000, to $26,000 for the nine months ended September 30, 2016 as compared to $39,000 for the nine months ended September 30, 2015. The decrease was related to a reduction of payroll and related expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as advertising expenses.  Selling and marketing expense decreased 100% or $14,000, to $0 for the nine months ended September 30, 2016 as compared to $14,000 for the nine months ended September 30, 2015. The decrease is attributed to our shift in focus to our hosted telecommunication services segment.

General and Administrative

General and administrative expenses consist of salaries and benefits, and related expenses for executives, administrative personnel, legal, rent, accounting and other professional services, and other general corporate expenses.  General and administrative expenses decreased 44% or $448,000, to $568,000 for the nine months ended September 30, 2016 as compared to $1,016,000 for the nine months ended September 30, 2015. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 13%, or $539,000 to $3,705,000 for the nine months ended September 30, 2016 compared to $4,244,000 for the nine months ended September 30, 2015.

Other Income

  Other income decreased 91% or $190,000, to $19,000 for the nine months ended September 30, 2016 as compared to $209,000 for the nine months ended September 30, 2015. This decrease is primarily related to the reversal of certain legal accruals totaling $193,000 during the nine months ended September 30, 2016 that were determined to no longer have a reasonable possibility of being paid out.

Liquidity and Capital Resources
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. We currently plan to fund our operations during the next twelve months using our cash and cash equivalents of $854,000. However, after considering the Company’s historical negative cash flows from operating activities as well as internal forecasts, such amount does not appear adequate to fund our anticipated cash needs for the next twelve months. Accordingly, the Company will be required to obtain additional debt or equity financing such as that available from its CEO to sustain operations. The Company received a commitment from the CEO, and majority shareholder, in November 2016 that in addition to the $1,000,000 available under the note payable agreement, he would exercise all warrants received in connection with the note payable agreement dated December 30, 2015 (Note 8) if additional capital is necessary to fund operations through December 31, 2017. Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.

Working Capital
Working capital decreased 129% or $1,284,000, to $(286,000) as of September 30, 2016 as compared to $998,000 for the year ended December 31, 2015.  The decrease in working capital was primarily related to the decrease in cash and cash equivalents of $643,000, a decrease in restricted cash of $12,000, a decrease in trade receivables, net of allowance for doubtful accounts of $61,000, a decrease in inventories of $10,000, a decrease in prepaid expenses of $184,000, an increase in accounts payable of $232,000, an increase in accrued expenses of $129,000, an increase in notes payable, current portion of $41,000, and an increase in deferred revenue, current portion of $52,000, offset by the final payment of contingent consideration of $99,000 during the nine months ended September 30, 2016.
Cash and Cash Equivalents
Cash and cash equivalents decreased 43% or $643,000, to $854,000 at September 30, 2016 as compared to $1,497,000 as of December 31, 2015. During the nine months ended September 30, 2016, we used $737,000 for operating activities, investing activities provided $11,000, and financing activities provided $83,000.
Trade Receivables
Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 22% or $96,000, to $349,000 at September 30, 2016 as compared to $445,000 at December 31, 2015. Long-term trade receivables, net of allowance for doubtful accounts, decreased 43% or $35,000, to $46,000 at September 30, 2016 as compared to $81,000 at December 31, 2015. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. The decrease in our accounts receivable balance is primarily related to balances with our third-party leasing companies.
Accounts Payable
Accounts payable increased 305% or $232,000, to $308,000 at September 30, 2016 as compared to $76,000 at December 31, 2015. Our accounts payable as of September 30, 2016 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.
Notes Payable
Notes payables increased 5% or $49,000, to $1,071,000 at September 30, 2016 as compared to $1,022,000 at December 31, 2015.  The increase is primarily related to financing of annual contract and amortization of debt discounts.
Capital
Total stockholders’ equity decreased 69% or $1,511,000, to $693,000 at September 30, 2016 as compared to $2,204,000 at December 31, 2015. The significant changes in stockholders’ equity during the nine months ended September 30, 2016 included net loss of $2,267,000, offset by an increase of additional paid-in capital of $504,000 for stock options issued to employees, $102,000 for the exercise of warrants, $9,000 for the exercise of employee stock options, $101,000 in common stock issued for annual interest payment on note payable, and $40,000 issued to settle contingent consideration obligations.
Off Balance Sheet Arrangements
As of September 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 11, 2016	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 11, 2016	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer