Form 10-K
period 2016-12-31
Crexendo, Inc.
filed 2017-03-07
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2016:
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
———————
Crexendo, Inc.
(Exact name of registrant as specified in its charter)
———————
Nevada	001-32277	87-0591719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2016 was approximately $5,541,000.
The number of shares of the registrant’s common stock outstanding as of February 16, 2017 was 13,653,556.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Throughout this Annual Report, we refer to Crexendo, Inc., together with its subsidiaries, as “we,” “us,” “our Company,” “Crexendo®” or “the Company.” As used in this Annual Report, “StoresOnline™” and “Ride The Cloud™” are registered trademarks of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.
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
ITEM 1.
BUSINESS
OVERVIEW
Crexendo is a CLEC cloud services company that provides award winning cloud telecommunications services, broadband Internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates.
Cloud Telecommunications Services segment - Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or a mobile device.
We generate recurring revenue from our cloud telecommunications and broadband Internet services. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We generate product revenue and equipment financing revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

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

Cloud Telecommunications Services - Our cloud telecommunications service offering includes hardware and software and unified communication solutions for businesses using IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

Crexendo’s cloud telecommunication service offers a wide variety of essential and advanced features for businesses of all sizes. Many of these features included in the service offering are:
●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the US and Canada, International calling, Toll free (Inbound and Outbound);
●
Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music/Message-On-Hold, Voicemail, Unified Messaging, Hot-Desking;
●
Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing, Group Mailboxes;
●
Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording;
●
Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring;
●
Mobile Features such as extension dialing, transfer and conference and seamless hand-off from WiFi to/from 3G and 4G, LTE, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets;
●
Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Devices;
●
Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users;
●
Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file; and
●
Web based online portal to administer, manage and provision the system.

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

SEGMENT INFORMATION
The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):
	Year Ended December 31,
	2016	2015
Revenue:
Cloud Telecommunications Services	$7,757	$5,989
Web Services	1,362	1,834
Consolidated revenue	$9,119	$7,823

	Year Ended December 31,
	2016	2015
Income/(loss) before income tax provision:
Cloud Telecommunications Services	$(3,210)	$(4,833)
Web Services	430	280
Loss before income tax	$(2,780)	$(4,553)

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
Our Cloud Telecommunications technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:
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
●
Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording;
●
Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting;
●
Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo);
●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile device as if they were in the office. It also provided users instant access to visual voicemail and call logs; and
●
End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.

Our website software platform is continuously being enhanced and is an innovative website-building environment. We continue to invest and develop on our web platform to make it more easy-to-use, enable larger mobile and 3rd party integration features thus enabling our web customers to drive more traffic to their web-sites.
RESEARCH AND DEVELOPMENT
We invested $826,000 and $779,000 for the years ended December 31, 2016 and 2015, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and website development software.
COMPETITION
Our markets are increasingly competitive. Our competitors include, but are not limited to, cloud telecommunications providers and traditional telephone service providers, application service providers, software vendors, systems integrators, direct providers, and information technology consulting services providers, and cloud service providers.
Most of these competitors, however, do not offer their own suite of cloud telecommunications services but rather sell third party solutions and offerings. Many of our current and potential competitors have longer operating histories, larger customer bases, and longer relationships with customers as well as significantly greater financial, technical, marketing and public relations resources than we do.
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
EMPLOYEES
As of December 31, 2016, we had 53 employees; 50 full-time and 3 part-time, including 4 executives, 15 sales representatives and sales management, 10 engineer and IT support in the development of our cloud services solutions, 17 in operations and customer support, 7 in finance, legal and business development, marketing, and other general administration.

CORPORATE INFORMATION
Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to businesses of any size who are seeking to take advantage of the benefits of conducting business on the cloud. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. In November 2016, we were reincorporated as a Nevada corporation.
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
The Company is operating essentially as a start-up company with the inherent risks and uncertainties of funding operations until and if profitability is achieved. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $619,000 at December 31, 2016 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. Based on such commitment, along with its cash resources and loan borrowing availability, the Company believes it will have sufficient funds to sustain its operations during the next twelve months as a result of the sources of funding detailed above.
Changes in our business model and product strategies may adversely impact revenue.
Revenues from the discontinued seminar sales model continue to decrease. Almost all Extended Payment Term Agreements (EPTA’s) have been completed. Hosting fees from websites have continued to decline since the cessation of direct seminar sales. The Company has not actively marketed its website development software and new hosting fees from websites have been minimal.
From time to time we had been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us to pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business. We have received customer complaints and civil actions.
From time to time, we received inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operated. These inquiries had historically been related to our discontinued seminar sales practices. There is still the potential of review of past sales and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. The ultimate resolution of these or other inquiries or investigations may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business, we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases, these complaints and inquiries from agencies and customers have ended up in civil court. We may continue to receive customer and agency claims and actions.

We face risks in our strategy of developing new desktop telephones (”desktop devices”). Our telephony products are not currently programed or intended to work with other competitors’ service.
We continue to primarily sell and provide service to Crexendo ® branded end points. The Company also sells and provides service for other manufactured phones although at present that is not the focus of sales by the Company. The desktop devices are being manufactured by third party vendors. The end points include Crexendo design, firmware certain technology and processes. The technology is dependent upon successful completion of the process by the third-party vendor. If the phones are successfully manufactured there is no assurance of the acceptance of the end points. Successful roll out is not guaranteed and is contingent on factors including but not limited to our meeting certain industry standards, the availability of our vendors to meet agreed terms, supply from vendors being sufficient to meet demand, industry acceptance of the end points, end points meeting the needs of our customers, competitive pricing of the end points, feature set of the end points being up to competitive standards, regulatory approval as required of the end points and competitor claims relating to the end points. Our failure to be able to fully implement the sale of the Crexendo end points or the inability to have end points manufactured to meet our supply needs may cause us damage as well as require us to have to purchase end points from other suppliers at a higher price which could affect sales and margins. Our VoIP telephony products are not currently intended to work with other competitors’ or vendors' equipment. Our inability to operate with competitor’s equipment or services may impact our competitiveness and our ability to acquire customers.
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
The acceptance of telephony services and network services are dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our sales, margins, and profitability. Changes to the Universal Service Funds by the FCC or various States may require us to increase our costs which could negatively affect revenue and margins.
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
Governmental entities, class action lawyers and consumer advocates are reviewing the data collection and use by companies that must maintain such data. Our own requirements as well as regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by other parties could impose additional compliance costs on us as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities which may delay or affect our ability to become profitable as well as affect customers and other business opportunities.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, to comply with federal, state, or international laws, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us which could result in significant liability to us as well as harm to our reputation. Additionally, third parties with whom we contract may violate or appear to violate laws or regulations which could subject us to the same risks.
There is considerable uncertainty with respect to the state of law governing data transfers between the European Union ("EU"), and other countries with similar data protection laws, and it remains unclear what the final resolution will be for cross-border data transfers of personal information. There may be risks associated with data transfer and customers who use International Locations.
States are adding regulation for VoIP carriers which could increase our costs and change certain aspects of our service.
Certain states take the position that offerings by VoIP providers are intrastate and therefore subject to state regulation. We have registered as a CLEC in most states, however our rates are not regulated in the same manner as traditional telephone service providers. Some states are also requiring that we register as a seller of VoIP services even though we have registered as a CLEC. Some states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering and may therefore add additional taxes or surcharges or regulate rates in a similar matter to traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.
Our ability to offer services outside the U.S. is subject to different regulations which may be unknown and uncertain.
Regulatory treatment of VoIP telephony outside the United States varies from country to country, and local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in Canada, and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional Countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.
We have targeted sales to mid-market and larger enterprise customers. Not properly managing these customers could negatively affect our business, margins, cash flow and operations.
Selling to larger enterprise customers contains inherent risks and uncertainties. Our sales cycle has become more time-consuming and expensive. The delays associated with closing and installing larger customers may impact results on a quarter to quarter basis. There may be additional pricing pressure in this market which may affect margins and profitability. Revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. The loss of a large customer may have a material negative impact in quarterly or annual results, and may delay or prevent cash flow break even or profitability.
 Multi location users require additional and expensive customer service which may require additional expense and impact margins on enterprise sales. Enterprise customers may demand more features, integration services and customization which require additional engineering and operational time which could impact margins on an enterprise sale. Multi location enterprise customer sales may have different requirement in different locations which may be difficult to fulfill or satisfy various interests which could result in cancellations.
Enterprise customers might demand we provide service locations internationally where we may encounter technical, logistical, infrastructure and regulatory limitations on our ability to implement or deliver our services. This may result in service issues or cancellation of the entire contract. Further with larger enterprise customer sales, the risk of customers transporting desktop devices internationally without our knowledge may increase.
Changes to rates by our suppliers, competitors and increasing regulatory charges may require us to raise prices which could impact results.
Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in a customer’s decision to switch to our telephony products and services. Our competitors may reduce their rates which may require us to reduce our rates, which would affect our margins and revenues, or otherwise make our pricing non-competitive. Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our cost of sales, which would affect our margins. Competitor rate decreases could require us to lower our rates to remain competitive, which could substantially reduce our revenues and profitability. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Changes in our underlying costs of sales may increase rates we charge our customers which could make us less competitive and impact our sales and retention of existing customers

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and other VoIP companies.
Our Cloud VoIP telecommunication product competes with other VoIP providers. In addition, we also compete with traditional telephone service providers which provide telephone service based on the public switched telephone network. Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP service offerings in bundled packages to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.
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
Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in a customer’s decision to switch to our telephony products and services. Our competitors may reduce their rates which may require us to reduce our rates, which would affect our margins and revenues, or otherwise make our pricing non-competitive.
The FCC net neutrality rules may be subject to change. We cannot predict the effect of this rulemaking or predict whether any new rules will impact our business.
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
As of December 31, 2016, we had net operating loss (“NOL”) carry-forwards of approximately $24,325,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the most recent ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Quarter to quarter comparisons of our results of operations may not be meaningful as a result of (i) our limited operating history relating to Web Services and Cloud Telecommunications Services and (ii) the emerging nature of the markets in which we compete, and (iii) our lack of profitability. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, including but not limited to our sales efforts and results, marketing, management, our ability to compete, pricing and other risk factors contained in this section.:
Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the company absent the consent of the CEO.
Steven G Mihaylo, our Chief Executive Officer (“CEO”), owns 68% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2016. As a result, Mr. Mihaylo would have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.
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
Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. Our bylaws contain provisions regulating the introduction of business at annual stockholders’ meetings by anyone other than the board of directors. These provisions may have the effect of making it more difficult, delaying, discouraging, preventing or rendering costlier an acquisition or a change in control of our Company.
Our securities have been thinly traded. An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common stock, in addition our stock price has been subject to fluctuating prices.
Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 16, 2017, we had outstanding 13,653,556 shares of common stock.
Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.
Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of the OTC.QX, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed. We do not meet the minimum listing requirement for the NYSE or NASDAQ
Our common stock is currently listed on OTC.QX. We have had annual losses from continuing operations for the last five years with the possibility of continued losses. While at current such losses would not impact our listing with OTC.QX regulations may change from time to time and it is possible we may not remain in compliance with the minimum condition of OTC.QX continued listing standards. Delisting from the OTC.QX could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities. At present we do not meet the minimum listing requirements for the New York Stock Exchange (NYSE) or the NASDAQ Stock Exchange (NASDAQ) which may make raising capital, issuing additional securities or using the securities of the Company to effect acquisitions or merger more difficult or expensive.

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

We have sold and will continue to attempt to sell to certain customer segments which may have certain requirements for additional privacy or security. In addition sales may be made to customers that are subject to additional security requirements and or HIPPA requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes, it meets or exceeds all requirements for sales into such segments there is no assurance that the Company systems fully comply with all requirements. In addition, there are risks associated with third party system failure, or parties illegally hacking into the Company systems. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA, Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

If we do not successfully expand our infrastructure and build diverse geo redundant locations which require large investments, we may be unable to substantially increase our sales and retain customers
Our ability to provide telecommunications services are dependent upon on Data center, facilities and equipment in our single Data Center. While most of our equipment required for operating these services are redundant in nature and offer high availability, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers, which may impact our revenue, profitability and retaining of customer and acquiring new customers.
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
We rely on non-proprietary third party licensing and software some of which may be Open Source and protected under various licensing agreements. We may be subject to additional royalties, license or trademark infringement costs or other unknown costs when one or more of these third-party technologies are affected or need to be replaced due to end-of-support or end-of-sale of such third parties.
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
As part of a potential growth strategy, we may attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of the acquired businesses; the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.
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
ITEM 2.
PROPERTIES
Our corporate offices consist of approximately 22,000 square feet of office space in Tempe, Arizona owned by our CEO and approximately 1,300 square feet of office space in Reno, NV which is leased from an unaffiliated third party. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281. We maintain property insurance on the corporate office building as required by the lease and tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

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
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. The following table sets forth the range of high and low sales prices as reported on the OTCQX Marketplace for the periods indicated.
	High	Low
Year Ended December 31, 2016
October to December 2016	$1.55	$1.36
July to September 2016	1.50	1.30
April to June 2016	1.55	1.21
January to March 2016	1.41	0.61
Year Ended December 31, 2015
October to December 2015	$2.30	$1.10
July to September 2015	2.25	1.85
April to June 2015	2.33	1.82
January to March 2015	2.70	1.40

SECURITY HOLDERS
There were 137 holders of record of our shares of common stock as of February 16, 2017. The number of holders does not include individual participants in security positions listings.
DIVIDENDS
There were no dividends declared for the years ended December 31, 2016 and 2015.
ISSUER PURCHASES OF EQUITY SEQURITIES
None
RECENT SALES OF UNREGISTERED SECURITIES
On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender"). Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company. Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders. The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015). For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year. After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan. If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”). The Warrant has a five-year term from the date of the Loan Agreement. The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock. The initial 250,000 warrants were exercised during 2016 generating proceeds of $300,000. In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant. Subsequent to December 31, 2016, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018.
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
OVERVIEW
Crexendo is a CLEC cloud services company that provides award winning cloud telecommunications services, broadband Internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates.
Cloud Telecommunications Services - Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.
We generate recurring revenue from our cloud telecommunications and broadband Internet services. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We generate product revenue and equipment financing revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

Our Cloud Telecommunications Services revenue increased 30% or $1,768,000 to $7,757,000 for the year ended December 31, 2016 as compared to $5,989,000 for the year ended December 31, 2015. As of December 31, 2016 and 2015, our backlog was $15,921,000 and $13,907,000, respectively.
Web Services – We generate recurring revenue from website hosting and other professional services.
Our Web Services revenue decreased 26% or $472,000 to $1,362,000 for the year ended December 31, 2016 as compared to $1,834,000 for the year ended December 31, 2015.

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

In our March 7, 2017 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)
	Year Ended December 31,
	2016	2015
	(In thousands)
U.S. GAAP net loss	$(2,792)	$(4,541)
Share-based compensation	653	1,306
Amortization of rent expense paid in stock, net of deferred gain	229	228
Amortization of intangible assets	131	210
Amortization of interest expense paid in stock	101	-
Non-GAAP net loss	$(1,678)	$(2,797)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Year Ended December 31,
	2016	2015
	(In thousands)
U.S. GAAP net loss	$(2,792)	$(4,541)
Depreciation and amortization	146	270
Interest expense	138	28
Interest and other (income)/expense	(121)	(314)
Income tax provision/(benefit)	12	(12)
EBITDA	(2,617)	(4,569)
Share-based compensation	653	1,306
Amortization of rent expense paid in stock, net of deferred gain	229	228
Adjusted EBITDA	$(1,735)	$(3,035)

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
Contingent Liabilities - Contingent liabilities require significant judgment in estimating potential payouts. Contingent considerations arising from business combinations require management to estimate future payouts based on forecasted results, which are highly sensitive to the estimates of discount rates and future revenues. These estimates can change significantly from period to period and reviewed each reporting period to establish the fair value of the contingent liability.
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

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2016	2015
Revenue	$9,119	$7,823
Loss before income taxes	(2,780)	(4,553)
Income tax (provision)/benefit	(12)	12
Net loss	(2,792)	(4,541)
Basic/diluted net loss per share	$(0.21)	$(0.35)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Total revenue increased 17% or $1,296,000 to $9,119,000 for the year ended December 31, 2016 as compared to $7,823,000 for the year ended December 31, 2015. Cloud Telecommunications Services segment revenue increased 30% or $1,768,000, to $7,757,000 for the year ended December 31, 2016 as compared to $5,989,000 for the year ended December 31, 2015. Web Services segment revenue decreased 26% or $472,000, to $1,362,000 for the year ended December 31, 2016 as compared to $1,834,000 for the year ended December 31, 2015.

Loss Before Income Taxes

Loss before income tax decreased 39% or $1,773,000 to $2,780,000 for the year ended December 31, 2016 as compared to $4,553,000 for the year ended December 31, 2015 primarily due to an increase in revenue of $1,296,000 to $9,119,000 for the year ended December 31, 2016 compared to $7,823,000 for the year ended December 31, 2015, coupled with a decrease in total operating expenses of $780,000 to $11,882,000 for the year ended December 31, 2016 as compared to $12,662,000 for the year ended December 31, 2015, offeset by a reduction of other income of $303,000.

Income Tax Provision
We had an income tax provision of $12,000 for the year ended December 31, 2016 compared to an income tax benefit of $12,000 for the year ended December 31, 2015. We had a pre-tax loss for the years ended December 31, 2016 and 2015 of $2,780,000 and $4,553,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2016 and 2015.

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services. The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Services Segment (in thousands)
	Year Ended December 31,
Cloud Telecommunications Services	2016	2015
Revenue	$7,757	$5,989
Operating expenses:
Cost of revenue	3,422	3,175
Research and development	793	731
Selling and marketing	2,531	2,429
General and administrative	4,185	4,558
Total operating expenses	10,931	10,893
Operating loss	(3,174)	(4,904)
Other income/(loss)	(36)	71
Loss before tax provision	$(3,210)	$(4,833)

Quarterly Financial Information
	Year ended December 31, 2016
	For the three months ended
Cloud Telecommunications Services	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$1,778	$1,920	$2,013	$2,046
Operating expenses:
Cost of revenue	848	864	878	832
Research and development	218	207	183	185
Selling and marketing	610	636	681	604
General and administrative	1,065	1,085	987	1,048
Total operating expenses	2,741	2,792	2,729	2,669
Operating loss	(963)	(872)	(716)	(623)
Other expense	(7)	(3)	(11)	(15)
Loss before tax provision	$(970)	$(875)	$(727)	$(638)

	Year ended December 31, 2015
	For the three months ended
Cloud Telecommunications Services	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$1,324	$1,421	$1,542	$1,702
Operating expenses:
Cost of revenue	744	745	799	887
Research and development	186	155	197	193
Selling and marketing	600	569	624	636
General and administrative	1,144	1,043	1,041	1,330
Total operating expenses	2,674	2,512	2,661	3,046
Operating loss	(1,350)	(1,091)	(1,119)	(1,344)
Other income	21	18	19	13
Loss before tax provision	$(1,329)	$(1,073)	$(1,100)	$(1,331)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Cloud Telecommunications Services segment revenue increased 30% or $1,768,000, to $7,757,000 for the year ended December 31, 2016 as compared to $5,989,000 for the year ended December 31, 2015. A substantial portion of Cloud Telecommunications Services segment revenue is generated through 36 to 60 month service contracts. As such, we believe growth in Cloud Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents future revenue on contracts signed with no service or payment provided at December 31, 2016 and December 31, 2015.

Cloud Telecommunications Services backlog as of December 31, 2016	$15,921
Cloud Telecommunications Services backlog as of December 31, 2015	$13,907

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business Internet providers, costs related to installations, customer service, and the costs associated with the purchase of desktop devices and third party equipment. Cost of revenue increased 8% or $247,000, to $3,422,000 for the year ended December 31, 2016 as compared to $3,175,000 for the year ended December 31, 2015. The cost of revenue increase is directly related to the increase in revenue.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and materials related to the development of new cloud telecommunications products. Research and development expenses increased 8% or $62,000, to $793,000 for the year ended December 31, 2016 as compared to $731,000 for the year ended December 31, 2015 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, and the production of marketing materials. Selling and marketing expenses increased 4% or $102,000, to $2,531,000 for the year ended December 31, 2016 as compared to $2,429,000 for the year ended December 31, 2015. The increase was primarily attributable to an increase in commission expenses of $235,000 directly related to increase in revenue, offset by a decrease in CRM software expense of $15,000 and a decrease in salaries and benefits of $118,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 8% or $373,000, to $4,185,000 for the year ended December 31, 2016 as compared to $4,558,000 for the year ended December 31, 2015. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 16%, or $961,000 to $4,900,000 for the year ended December 31, 2016 compared to $5,861,000 for the year ended December 31, 2015. As Cloud Telecommunications Service revenue continues to grow and Web Services revenue decreases, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Cloud Telecommunications Services segment.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense and sublease rental income. Other income/(expense) decreased 151% or $107,000 to $(36,000) for the year ended December 31, 2016 as compared to $71,000 for the year ended December 31, 2015. The decrease is due to an increase in interest expense on notes payable and sublease income ending November 2016 from the expiration of the lease.

Operating Results of our Web Services Segment (in thousands)
	Year Ended December 31,
Web Services	2016	2015
Revenue	$1,362	$1,834
Operating expenses:
Cost of revenue	203	402
Research and development	33	48
Selling and marketing	-	16
General and administrative	715	1,303
Total operating expenses	951	1,769
Operating income	411	65
Other income	19	215
Income before tax provision	$430	$280

Quarterly Financial Information

	Year ended December 31, 2016
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2016	2016	2016	2016
Revenue	$396	$347	$320	$299
Operating expenses:
Cost of revenue	65	53	54	31
Research and development	11	9	6	7
General and administrative	226	189	153	147
Total operating expenses	302	251	213	185
Operating income	94	96	107	114
Other income	11	5	3	-
Income before tax provision	$105	$101	$110	$114

	Year ended December 31, 2015
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2015	2015	2015	2015
Revenue	$528	$469	$430	$407
Operating expenses:
Cost of revenue	117	110	83	92
Research and development	17	10	12	9
Selling and marketing	3	11	-	2
General and administrative	416	332	268	287
Total operating expenses	553	463	363	390
Operating income/(loss)	(25)	6	67	17
Other income	194	15	-	6
Income before tax provision	$169	$21	$67	$23

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web Services segment revenue decreased 26% or $472,000, to $1,362,000 for the year ended December 31, 2016 as compared to $1,834,000 for the year ended December 31, 2015. The decrease in revenue is related to $91,000 decrease in web management professional services, a $127,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a $254,000 decrease in hosting revenue.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services. Cost of revenue decreased 50% or $199,000, to $203,000 for the year ended December 31, 2016 as compared to $402,000 for the year ended December 31, 2015. The cost of revenue decrease is directly related to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 31% or $15,000, to $33,000 for the year ended December 31, 2016 as compared to $48,000 for the year ended December 31, 2015. The decrease was related to a reduction of salaries and benefits expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and benefits, commissions as well as production of marketing materials.  Selling and marketing expense decreased 100% or $16,000, to $0 for the year ended December 31, 2016 compared to $16,000 for the year ended December 31, 2015. The decrease is attributed to our shift in focus to our cloud telecommunications services segment.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 45% or $588,000, to $715,000 for the year ended December 31, 2016 as compared to $1,303,000 for the year ended December 31, 2015. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 16%, or $961,000 to $4,900,000 for the year ended December 31, 2016 compared to $5,861,000 for the year ended December 31, 2015.

Other Income

Other income decreased 91% or $196,000, to $19,000 for the year ended December 31, 2016 as compared to $215,000 for the year ended December 31, 2015. This decrease is primarily related to the reversal of certain legal accruals totaling $193,000 during the year ended December 31, 2015 that were determined to no longer have a reasonable possibility of being paid out.

LIQUIDITY AND CAPITAL RESOURCES
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $619,000 at December 31, 2016 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018.
Working Capital
Working capital decreased 94% or $941,000 to $57,000 as of December 31, 2016 as compared to $998,000 as of December 31, 2015. The decrease in working capital is primarily due to a decrease in cash and restricted cash of $890,000, a decrease in prepaid expenses of $360,000, and an increase in accrued expenses of $185,000. Additionally, during the year ended December 31, 2016, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as non-current. As a result, we reclassified current deferred income tax assets of $423,000 to non-current during 2016.

Cash and Cash Equivalents
Cash and cash equivalents decreased 59% or $878,000, to $619,000 as of December 31, 2016 as compared to $1,497,000 as of December 31, 2015. During the year ended December 31, 2016, we used cash flows for operating activities of $1,126,000, offset by $11,000 provided by investing activities and $237,000 provided by financing activities.
Trade Receivables
Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 13% or $56,000, to $389,000 as of December 31, 2016 as compared to $445,000 as of December 31, 2015. Long-term trade receivables, net of allowance for doubtful accounts, decreased 47% or $38,000, to $43,000 as of December 31, 2016 as compared to $81,000 as of December 31, 2015. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. The decrease in our accounts receivable balance is primarily related to outstanding balances with our third-party leasing companies at the end of 2015, which have been collected.
Accounts Payable
Accounts payable increased 53% or $40,000, to $116,000 as of December 31, 2016 as compared to $76,000 as of December 31, 2015. The aging of accounts payable as of December 31, 2016 and 2015 were generally within our vendors’ terms of payment.
Notes Payable
Notes payables increased 1% or $10,000, to $1,032,000 as of December 31, 2016 as compared to $1,022,000 at December 31, 2015. The increase is primarily due to accreting the related party notes payable balance up $23,000 from the note payable discount, offset by payments on other notes payable balances (Note 10).
Capital
Total stockholders’ equity decreased 77% or $1,689,000, to $515,000 as of December 31, 2016 as compared to $2,204,000 as of December 31, 2015. The decrease in total stockholders’ equity was attributable to net loss of $2,792,000 offset by an increase in additional paid-in capital of $653,000 for stock options issued to employees, $300,000 for the exercise of warrants, $9,000 for the exercise of employee stock options, $101,000 in common stock issued for annual interest payment on note payable, and $40,000 issued to settle contingent consideration obligations.
OFF BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
RELATED PARTY TRANSACTIONS

Note Payable

On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender"). Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company. Pursuant to the Loan Agreement, the Lender has agreed to make an unsecured loan to the Company in the initial principal amount of $1,000,000 (the “Loan”). The Loan Agreement contains a provision which requires the Lender to increase the amount of the Loan by up to an additional $1,000,000 on the same terms and conditions as the initial advance if the independent directors of the Company, in their reasonable discretion, determine such an increase is necessary for the funding needs of the Company and that the terms of the Loan are in the best interests of the Company and its stockholders. The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20 (which is the average of the high and low adjust close price of the Common Stock of the Company for each business day for the period starting December 23, 2015 and ending December 29, 2015). For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year. After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan. If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

        Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”). The Warrant has a five-year term from the date of the Loan Agreement. The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock. The initial 250,000 warrants were exercised during 2016 generating proceeds of $300,000. In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant.

On June 28, 2016, the Company entered into an Amendment to the Loan Agreement, extending the period which the Company can increase the loan up to an additional $1,000,000 to May 30, 2017. All other terms remain the same as initial loan agreement. Subsequent to December 31, 2016, the Company entered into a second amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial Loan Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), improvement to employee share-based payment accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in 2016. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit will be recognized in 2016 as a result of the adoption of ASU 2016-09. There will be no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 (and interim periods within those annual periods) and early adoption is permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.
In September 2015, the FASB issued ASU 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. generally accepted accounting principles ("GAAP") for a customer's accounting for service contracts. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We adopted this guidance on December 31, 2016 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $619,000 at December 31, 2016 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. Substantial doubt was alleviated as a result of considerations of management’s plans. Certain disclosures were added to comply with the disclosure requirements of the ASU.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company will adopt the ASU effective January 1, 2017. Adoption of this ASU will not impact our consolidated financial statements as no outstanding awards contain performance targets.
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
Tempe, AZ
We have audited the accompanying consolidated balance sheet of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of Crexendo, Inc. and subsidiaries as of December 31, 2015, and for the year then ended were audited by other auditors whose report dated March 1, 2016, expressed an unqualified opinion on those statements.
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
In our opinion, the 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2016 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA
March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Crexendo, Inc.

We have audited the accompanying consolidated balance sheet of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2015. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crexendo, Inc. and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 1, 2016

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$619	$1,497
Restricted cash	100	112
Trade receivables, net of allowance for doubtful accounts of $34
as of December 31, 2016 and $35 as of December 31, 2015	346	364
Inventories	170	134
Equipment financing receivables	121	131
Prepaid expenses	686	1,046
Other current assets	8	15
Total current assets	2,050	3,299

Certificate of deposit	252	251
Long-term trade receivables, net of allowance for doubtful accounts
of $13 as December 31, 2016 and $24 as of December 31, 2015	43	81
Long-term equipment financing receivables	176	319
Property and equipment, net	18	33
Deferred income tax assets, net	-	482
Intangible assets, net	335	466
Goodwill	272	272
Long-term prepaid expenses	251	288
Other long-term assets	136	169
Total Assets	$3,533	$5,660

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116	$76
Accrued expenses	997	812
Notes payable, current portion	66	57
Income taxes payable	5	-
Contingent consideration	-	99
Deferred income tax liability	-	482
Deferred revenue, current portion	809	775
Total current liabilities	1,993	2,301
Deferred revenue, net of current portion	43	81
Notes payable, net of current portion	966	965
Other long-term liabilities	16	109
Total liabilities	3,018	3,456

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,578,556 shares issued and outstanding as of December 31, 2016 and 13,227,489 shares issued
and outstanding as of December 31, 2015	14	13
Additional paid-in capital	58,716	57,614
Accumulated deficit	(58,215)	(55,423)
Total stockholders' equity	515	2,204

Total Liabilities and Stockholders' Equity	$3,533	$5,660

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2016	2015
Revenue	$9,119	$7,823
Operating expenses:
Cost of revenue	3,625	3,577
Selling and marketing	2,531	2,444
General and administrative	4,900	5,862
Research and development	826	779
Total operating expenses	11,882	12,662

Loss from operations	(2,763)	(4,839)

Other income/(expense):
Interest income	15	24
Interest expense	(138)	(28)
Other income, net	106	290
Total other income/(expense), net	(17)	286

Loss before income tax	(2,780)	(4,553)

Income tax (provision)/benefit	(12)	12

Net loss	$(2,792)	$(4,541)

Net loss per common share:
Basic	$(0.21)	$(0.35)
Diluted	$(0.21)	$(0.35)

Weighted-average common shares outstanding:
Basic	13,358,311	12,960,625
Diluted	13,358,311	12,960,625

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016 and December 31, 2015
 (In thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	12,681,617	$13	$55,413	$(50,882)	$4,544
Expense for stock options granted to employees	-	-	1,306	-	1,306
Stock issued under stock award plans	26,865	-	50	-	50
Issuance of common stock in a business acquisition	19,007	-	40	-	40
Issuance of common stock warrants in connection with note payable	-	-	115	-	115
Issuance of common stock for exercise of common stock warrants	500,000	-	690	-	690
Net loss	-	-	-	(4,541)	(4,541)
Balance, December 31, 2015	13,227,489	13	57,614	(55,423)	2,204
Expense for stock options granted to employees	-	-	653	-	653
Stock issued under stock award plans	8,310	-	9	-	9
Issuance of common stock in a business acquisition	17,757	-	40	-	40
Issuance of common stock for interest on related party note payable	75,000	-	101	-	101
Issuance of common stock for exercise of common stock warrants	250,000	1	299	-	300
Net loss	-	-	-	(2,792)	(2,792)
Balance, December 31, 2016	13,578,556	$14	$58,716	$(58,215)	$515

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,792)	$(4,541)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	322	322
Depreciation and amortization	146	270
Expense for stock options issued to employees	653	1,306
Non-cash interest expense	124	-
Amortization of deferred gain	(93)	(94)
Change in fair value of contingent consideration	-	(11)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	56	162
Equipment financing receivables	153	176
Inventories	(36)	(62)
Prepaid expenses	75	(112)
Other assets	40	(69)
Accounts payable and accrued expenses	225	(380)
Income tax payable	5	(7)
Deferred revenue	(4)	66
Net cash used for operating activities	(1,126)	(2,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(25)
Release of restricted cash	12	21
Purchase of long-term investment	(1)	-
Net cash provided by/(used for) investing activities	11	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150	1,000
Repayments made on notes payable	(163)	(110)
Proceeds from exercise of options	9	50
Payment of contingent consideration	(59)	(61)
Proceeds from exercise of warrants	300	690
Net cash provided by financing activities	237	1,569

NET DECREASE IN CASH AND CASH EQUIVALENTS	(878)	(1,409)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	1,497	2,906

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$619	$1,497

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(2)	$(1)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for payment of interest on related-party note payable	$101	$-
Issuance of common stock for contingent consideration related to business acquisition	$40	$40
Prepaid assets financed through notes payable	$124	$137
Note payable discount	$-	$115

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
Description of Business and Significant Accounting Policies
Description of Business - Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is a CLEC cloud services company that provides award winning cloud telecommunications services, broadband Internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services available to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services.
The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $619,000 at December 31, 2016 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018.
Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, Avail 24/7 Inc., and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2016 and 2015, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $413,000 and $1,384,000, respectively.

Restricted Cash – We classified $100,000 and $112,000 as restricted cash as of December 31, 2016 and 2015, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2016 and 2015, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $112,000, respectively.
Trade Receivables – Trade receivables from our cloud telecommunications and web services segments are recorded at invoiced amounts. We have historically offered to our web site development software customers the option to finance, typically through 24 and 36-month extended payment term agreements (“EPTAs”). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff. EPTAs are recorded on a nonaccrual cash basis beginning on the contract date.
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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $15,000 and $60,000 for the years ended December 31, 2016 and 2015, respectively. Depreciable lives by asset group are as follows:
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
Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. We recognize revenue from our Cloud Telecommunications Services and Web Services segments on an accrual basis, with the exception of our extended payment term agreement cash receipts which are recognized on a cash basis. Specifics to revenue category are as follows:

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

Cloud Services Hosting and Web Hosting Revenue - Fees collected for hosting revenue are recognized ratably as services are provided. Customers are billed for these services on a monthly or annual basis at the customer’s option. We recognize revenue ratably over the applicable service period. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

Equipment Sales and Financing Revenue - Revenue generated from the sale of telecommunications equipment is recognized when the devices are installed and cloud telecommunications services begin.

Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and Internet service providers. We receive commissions when the services are bundled with our offerings and we recognize commission revenue when received.

Cost of Revenue – Cost of Cloud Telecommunications Service revenue primarily consists of fees we pay to third-party telecommunications and business Internet providers, personnel and travel expenses related to system implementation, customer service, and the costs associated with the purchase of desktop devices and other third party equipment. Cost of Web Services revenue consists primarily of customer service costs and outsourcing fees related to fulfillment of our professional web management services.
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
Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2016 and 2015.
Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services. Research and development expenses are allocated to Cloud Telecommunications Services and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Cloud Telecommunications Services and Web Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to both segments based on revenue recognized for each segment. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2016 and 2015. One Telecommunications Services customer accounted for 11% of total trade accounts receivable as of December 31, 2016, and no customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2015.
Recently Adopted Accounting Pronouncements - In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), improvement to employee share-based payment accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in 2016. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit will be recognized in 2016 as a result of the adoption of ASU 2016-09. There will be no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 (and interim periods within those annual periods) and early adoption is permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

In September 2015, the FASB issued ASU 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period for a business combination in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. We adopted this guidance effective January 1, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We adopted this guidance on December 31, 2016 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $619,000 at December 31, 2016 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. Substantial doubt was alleviated as a result of considerations of management’s plans. Certain disclosures were added to comply with the disclosure requirements of the ASU.

Recently Issued Accounting Pronouncements - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company will adopt the ASU effective January 1, 2017. Adoption of this ASU will not impact our consolidated financial statements as there are no performance targets associated with outstanding awards.
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
2.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the year ended December 31, 2016 and 2015 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:
	Year Ended December 31,
	2016	2015
Net loss (in thousands)	$(2,792)	$(4,541)

Weighted-average share reconciliation:
Weighted-average shares outstanding	13,358,311	12,960,625
Weighted-average basic shares outstanding	13,358,311	12,960,625
Diluted shares outstanding	13,358,311	12,960,625

Net loss per common share:
Basic	$(0.21)	$(0.35)
Diluted	$(0.21)	$(0.35)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 31, 2016 and 2015, the common stock equivalent shares were, as follows:
	Year Ended December 31,
	2016	2015
Shares of common stock issuable under equity incentive plans outstanding	3,932,114	4,380,698
Shares of common stock issuable upon conversion of warrants	-	250,000
Common stock equivalent shares excluded from diluted net loss per share	3,932,114	4,630,698

3.
Trade Receivables, net
Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2016	2015
Trade receivables	$366	$378
Conforming EPTAs	66	94
Non-Conforming EPTAs:
1 - 30 days	4	11
31 - 60 days	-	4
61 - 90 days	-	17
Gross trade receivables	436	504
Less: allowance for doubtful accounts	(47)	(59)
Trade receivables, net	$389	$445

Current trade receivables, net	$346	$364
Long-term trade receivables, net	43	81
Trade receivables, net	$389	$445

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $37,000 and $66,000 of EPTAs during the years ended December 31, 2016 and 2015, respectively, of which, all had original contract terms of greater than one year.

4.
Equipment Financing Receivables

We rent certain cloud telecommunication equipment (IP desktop devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables are expected to be collected over the next thirty-six to sixty months. Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,
	2016	2015
Gross financing receivables	$573	$1,030
Less unearned income	(276)	(580)
Financing receivables, net	297	450
Less: Current portion of finance receivables, net	(121)	(131)
Finance receivables due after one year	$176	$319

5.
Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid rent	$54	$376
Prepaid commissions	503	456
Prepaid software support	42	181
Prepaid software subscription	16	103
Prepaid inventory deposits	156	-
Other prepaid expenses	166	218
Total prepaid assets	$937	$1,334

Included in the totals above is $251,000 of long-term prepaid commissions as of December 31, 2016 and $234,000 of long-term prepaid commissions and $54,000 of long-term prepaid rent as of December 31, 2015.
6.
Property and Equipment
Property and equipment consisted of the following (in thousands):
	December 31,
	2016	2015
Software	$681	$681
Computers and office equipment	1,685	1,685
Leasehold improvements	27	27
Less accumulated depreciation and amortization	(2,375)	(2,360)
Total property and equipment, net	$18	$33

Depreciation and amortization expense is included in general and administrative expenses and totaled $15,000 and $60,000 for the years ended December 31, 2016 and 2015, respectively.
7.
Intangible Assets
The net carrying amount of intangible assets is as follows (in thousands):
	December 31,
	2016	2015
Customer relationships	$941	$941
Technical know-how	60	60
Non-compete	60	60
Developed technology	198	198
Less accumulated amortization
Customer relationships	(607)	(482)
Technical know-how	(60)	(60)
Non-compete	(60)	(60)
Developed technology	(197)	(191)
Total	$335	$466

Amortization expense is included in general and administrative expenses and totaled $131,000 and $210,000 for the years ended December 31, 2016 and 2015, respectively.
The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2016 (in thousands):

Year ending December 31,
2017	$97
2018	72
2019	53
2020	39
2021	29
Thereafter	45
Total	$335

8.
Goodwill
The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill
The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:
Acquisition Related Goodwill
Balance at January 1, 2015	$272
Increase (decrease)	-
Balance at December 31, 2015	272
Increase (decrease)	-
Balance at December 31, 2016	$272

9.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):
	December 31,
	2016	2015
Accrued salaries and benefits	$369	$298
Accrued accounts payable	230	153
Accrued sales and telecommunications taxes	310	223
Other	88	138
Total accrued expenses	$997	$812

10.
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

Contemporaneously with the execution of the Loan Agreement, the Company granted to the Lender a warrant to purchase 250,000 shares of Common Stock (the “Warrant”). The Warrant has a five-year term from the date of the Loan Agreement. The Warrant is exercisable by the Lender, at any time, and from time to time, during its term at a price of $1.20 per share of Common Stock. The initial 250,000 warrants were exercised during 2016 generating proceeds of $300,000. In the event the principal amount of the Loan is increased by an additional $1,000,000, as determined by the independent directors of the Company, the Company has agreed to issue to the Lender a warrant to purchase an additional 250,000 shares of Common Stock on the same terms and subject to the same conditions set forth in the Warrant.

On June 28, 2016, the Company entered into an Amendment to the Loan Agreement, extending the period which the Company can increase the loan up to an additional $1,000,000 to May 30, 2017. All other terms remain the same as initial loan agreement. Subsequent to December 31, 2016, the Company entered into a second amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial Loan Agreement.

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements as of December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Related party note payable	$1,000	$1,000
Other notes payable	124	137
	1,124	1,137
Less: notes payable discount	(92)	(115)
Net carrying value of notes payable	1,032	1,022
Less: current portion of long-term notes payable	(66)	(57)
Long-term notes payable	$966	$965

As of December 31, 2016, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2017	$66
2018	52
2019	6
2020	1,000
Total	$1,124

11.
Fair Value Measurements
We have financial instruments as of December 31, 2016 and 2015 for which the fair value is summarized below (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$389	$389	$445	$445
Equipment financing receivables	297	297	450	450
Certificate of deposit	252	252	251	251
Liabilities:
Acquisition related contingent consideration	-	-	99	99
Notes payable including discount from warrant grant	1,032	1,133	1,022	1,146

Assets and liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2016 and 2015 (in thousands):

		Fair value measurement at reporting date
Description	As of December 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

Description	As of December 31, 2015	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$251	$-	$251	$-
Liabilities:
Acquisition related contingent consideration	99	-	-	99

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2016 and 2015 are shown in the table below (in thousands):

Acquisition Related Contingent Consideration
Balance at January 1, 2015	$211
Change in fair value	(11)
Cash payments	(61)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2015	99
Cash payments	(59)
Issuance of common stock from contingent consideration	(40)
Balance at December 31, 2016	$-
12.
Equity
Common Stock
Shares of common stock reserved for future issuance as of December 31, 2016 were as follows:
Stock-based compensation plans:
Outstanding option awards	3,932,114
Available for future grants	2,326,295
6,258,409

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

During the years ended December 31, 2016 and 2015, the Company exercised its right to require the purchaser to exercise 250,000 and 500,000 warrants, respectively. The exercise generated an additional $300,000 and $690,000 in cash provided by financing activities, respectively.

13.
Stock-Based Compensation
We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock, and other share-based awards of up to 6,258,409 shares to eligible employees, consultants, and directors. As of December 31, 2016, we had 2,326,295 shares remaining in the plans available to grant.
The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2016 and 2015 (in thousands):
	Year Ended December 31,
	2016	2015
Share based compensation expense by financial statement line item:
Cost of revenue	$102	$80
Research and development	119	166
Selling and marketing	90	115
General and administrative	342	945
Total cost related to share-based compensation expense	$653	$1,306

There was no cost allocated to share-based compensation expense related to warrants issued during the year ended December 31, 2016 and 2015, respectively (Note 12).
There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2016 and 2015, respectively.
Stock Options
The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2016 and 2015 using the Black-Scholes option-pricing model were as follows:
	Year Ended December 31,
	2016	2015
Weighted-average fair value of options and warrants granted	$0.61	$0.69
Expected volatility	63%	58%
Expected life (in years)	4.30	4.30
Risk-free interest rate	1.52%	1.68%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity for all plans for the years ended December 31, 2016 and 2015:
			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2015	2,147,561	$3.78	6.9 years	$-
Granted	2,578,000	1.50
Exercised	(26,865)	1.85
Cancelled/forfeited	(317,998)	2.16
Outstanding at December 31, 2015	4,380,698	2.56	6.2 years	-
Granted	78,500	1.21
Exercised	(8,310)	1.11
Cancelled/forfeited	(518,774)	2.20
Outstanding at December 31, 2016	3,932,114	2.59	5.2 years	400
Shares vested and expected to vest	3,759,703	2.59	5.2 years	369
Exercisable as of December 31, 2016	3,181,892	2.84	5.1 years	268
Exercisable as of December 31, 2015	2,716,262	3.04	6.1 years	-
The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015, was $2,000 and $8,000 respectively.
As of December 31, 2016, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $511,000 and the weighted-average period over which these awards are expected to be recognized is approximately 1.5 years.
14.
Income Taxes
The income tax expense/(benefit) consisted of the following for the years ended December 31, 2016 and 2015 (in thousands):
	Year Ended December 31,
	2016	2015
Current income tax expense/(benefit):
Federal	$-	$-
State and local	12	(12)
Foreign	-	-
Current income tax expense/(benefit)	$12	$(12)

There was no deferred income tax expense (benefit) for the years ended December 31, 2016 and 2015.
The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2016 and 2015 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):
	Year Ended December 31,
	2016	2015
U.S. federal statutory income tax benefit	$(945)	$(1,548)
Increase in income tax benefit resulting from:
State and local income tax expense/(benefit), net of federal effect	(879)	213
Change in the valuation allowance for net deferred income tax assets	1,723	1,212
Other, net	113	111
Income tax expense/(benefit)	$12	$(12)

As of December 31, 2016 and 2015, significant components of net deferred income tax assets and liabilities were as follows (in thousands):
	As of December 31, 2016		As of December 31, 2015
	Current	Non-current	Current	Non-current

Deferred income tax assets:
Accrued expenses	$-	$99	$168	$-
Deferred revenue	-	324	326	-
Net operating loss carry-forwards	-	9,643	-	8,024
Foreign tax credits	-	892	-	892
Stock-based compensation	-	3,402	-	3,277
Property and equipment	-	13	-	58
Other	-	788	-	833
Subtotal	-	15,161	494	13,084
Valuation allowance		(14,810)	(485)	(12,602)
Total deferred income tax assets	-	351	9	482

Deferred income tax liabilities:
Property and equipment	-	-	-	-
Prepaid expenses and other	-	(351)	(491)	-
Total deferred income tax liabilities	-	(351)	(491)	-

Net deferred income tax assets (liabilities)	$-	$-	$(482)	$482

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
As of December 31, 2016, we had NOL, research and development, and foreign tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $24,325,000, $129,000 and $892,000 respectively. The NOLs will begin to expire in 2020 through 2036, the research and development credits will begin to expire in 2019 through 2020, and the foreign tax credits will expire in 2017, if not utilized.
We also have state NOL and research and development credit carry-forwards of approximately $18,991,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.
We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.
In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, the suspension of the sale of product and services through the direct mail seminar sales channel for our Web Services segment, from telecommunications services segment, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2016 and 2015; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $14,810,000 and $13,087,000 respectively.

The net change in our valuation allowance was an increase of $1,723,000 for the year ended December 31, 2016 and an increase of $1,212,000 for the year ended December 31, 2015.
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
The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2016 and 2015 were as follows (in thousands):
Balance as of January 1, 2015	$891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2015	891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2016	$891

As of December 31, 2016, we had unrecognized tax benefits of $891,000, which if recognized, none would reduce our effective tax rate.
Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2016 and 2015, respectively.
Our U.S. federal income tax returns for fiscal 2013 through 2016 are open tax years. The IRS recently completed an audit of fiscal years 2005 through 2007. We also file in various state and foreign jurisdictions. With few exceptions, we are no longer subject to state and non-U.S. income tax examinations by tax authorities for years prior to fiscal 2012.

15.           Commitments and Contingencies

Operating Leases

We lease certain of our corporate offices under a non-cancelable operating lease agreement expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Future aggregate minimum lease obligations under the operating lease as of December 31, 2016, exclusive of taxes and insurance, are as follows (in thousands):
Years ending December 31,
2017	20
2018	15
Total	$35

Rental expense for the year ended December 31, 2016 and 2015 was approximately $103,000 and $120,000, respectively.
Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense. The net deferred gain is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2016 and 2015.

The lease agreement called for rent payments for the initial three year term to be made in advance in the form of 300,000 shares of common stock of Crexendo, Inc. The fair value price per share at the time of the lease was $3.22 per share, resulting in rent expense of $322,000 per year for three years. At December 31, 2016 and 2015, prepaids included prepaid rent of $54,000 and $376,000, respectively. Rent expense incurred on the sale-leaseback, net of $265,000 deferred gain amortization, during the years ended December 31, 2016 and 2015 was $322,000 and $322,000, respectively.

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
We have recorded liabilities of approximately $0 and $0 as of December 31, 2016 and 2015, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

16.
Employee Benefit Plan
We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the year ended December 31, 2016 and 2015, we contributed approximately $119,000 and $133,000 to the retirement savings plan, respectively.
17.
Segments
Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications Services segment generates revenue from selling cloud telecommunication services and broadband Internet services. Web Services segment generates revenue from website hosting and search engine optimization/management. The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	December 31,
	2016	2015
Revenue:
Cloud telecommunications services	$7,757	$5,989
Web services	1,362	1,834
Consolidated revenue	9,119	7,823

Income/(loss) from operations:
Cloud telecommunications services	(3,174)	(4,904)
Web services	411	65
Total operating loss	(2,763)	(4,839)
Other income/(expense), net:
Cloud telecommunications services	(36)	71
Web services	19	215
Total other income/(expense), net	(17)	286
Income/(loss) before income tax provision
Cloud telecommunications services	(3,210)	(4,833)
Web services	430	280
Loss before income tax provision	$(2,780)	$(4,553)

Depreciation and amortization was $126,000 and $210,000 for the Cloud Telecommunications Services segment for the years ended December 31, 2016 and 2015, respectively. Depreciation and amortization was $20,000 and $60,000 for the Web Services segment for the years ended December 31, 2016 and 2015, respectively.
Interest income was $15,000 and $24,000 for the Web Services segment for the years ended December 31, 2016 and 2015, respectively.
Interest expense was $120,000 and $16,000 for the Cloud Telecommunications Services segment for the years ended December 31, 2016 and 2015, respectively. Interest expense was $18,000 and $12,000 for the Web Services segment for the years ended December 31, 2016 and 2015, respectively.

18.
Quarterly Financial Information (in thousands, unaudited)
	Year ended December 31, 2016
	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$2,174	$2,267	$2,333	$2,345
Operating expenses:
Cost of revenue	913	917	932	863
Selling and marketing	610	636	681	604
General and administrative	1,291	1,274	1,140	1,195
Research and development	229	216	189	192
Total operating expenses	3,043	3,043	2,942	2,854
Loss from operations	(869)	(776)	(609)	(509)
Total other income/(expense), net	4	2	(8)	(15)
Loss before income taxes	(865)	(774)	(617)	(524)
Income tax provision	(3)	(4)	(4)	(1)
Net loss	$(868)	$(778)	$(621)	$(525)

Basic net loss per common share (1)	$(0.07)	$(0.06)	$(0.05)	$(0.04)
Diluted net loss per common share (1)	$(0.07)	$(0.06)	$(0.05)	$(0.04)

	Year ended December 31, 2015
	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenue	$1,852	$1,890	$1,972	$2,109
Operating expenses:
Cost of revenue	861	855	882	979
Selling and marketing	603	580	624	637
General and administrative	1,560	1,375	1,309	1,618
Research and development	203	165	209	202
Total operating expenses	3,227	2,975	3,024	3,436
Loss from operations	(1,375)	(1,085)	(1,052)	(1,327)
Total other income, net	215	33	19	19
Loss before income taxes	(1,160)	(1,052)	(1,033)	(1,308)
Income tax benefit/(provision)	(10)	(8)	(10)	40
Net loss	$(1,170)	$(1,060)	$(1,043)	$(1,268)

Basic net loss per common share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.10)
Diluted net loss per common share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.10)
———————
 (1)
Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts
Year Ended December 31, 2016 and 2015

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2016
Allowance for doubtful accounts receivable	$59	$-	$(12)	$47
Deferred income tax asset valuation allowance	13,087	1,723	-	14,810
Year ended December 31, 2015
Allowance for doubtful accounts receivable	$68	$-	$(9)	$59
Deferred income tax asset valuation allowance	11,875	1,212	-	13,087

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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

ITEM 9B.
OTHER INFORMATION
None
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth in the table below are the names, ages and positions of each person on our Board:

Name	Age	Position
Steven G. Mihaylo	73	Chairman of the Board, Chief Executive Officer
Jeffrey P. Bash	75	Director
Anil Puri	68	Director
David Williams	62	Director
Todd Goergen	44	Director

Steven G. Mihaylo
Mr. Mihaylo was appointed our Chief Executive Officer in 2008 and Chairman of the Board in November 2010. Mr. Mihaylo is the former Chairman and Chief Executive Officer of Inter-Tel, Incorporated (“Inter-Tel”), which he founded in 1969 and where he continued to serve until 2007. Mr. Mihaylo led the development of Inter-Tel from providing business telephone systems to offering complete managed services and software that help businesses facilitate communication and increase customer service and productivity. Before selling Inter-Tel to Francisco Partners, a private equity firm, for approximately $720 million in 2007, Mr. Mihaylo grew the business to nearly $500 million in annual sales. The Board nominated Mr. Mihaylo to the Board in part because he is the Chief Executive Officer of the Company and has more than 40 years of experience in the industry in which the Company competes. Mr. Mihaylo is the only officer of the Company nominated to serve as a director, and he plays a critical role in communicating the Board’s expectations, concerns, and encouragement to the Company’s employees. Mr. Mihaylo performs an extremely valuable role as the Chairman of the Board and is a tremendous asset to the Company.
Mr. Mihaylo was awarded an honorary PhD from California State University - Fullerton and received a bachelor of arts in business administration in accounting & finance from California State University, Fullerton in 1969. The College of Business and Economics at California State University, Fullerton was renamed the Steven G. Mihaylo College of Business and Economics in 2008. Mr. Mihaylo has served on boards of numerous community organizations including the Arizona Heart Foundation, Junior Achievement of Arizona, Arizona Museum of Science and Technology and the Arizona State University College of Business Dean’s Council of 100. Committed to education, Mr. Mihaylo is involved with the Karl Eller College of Management at the University of Arizona and has served on the advisory board of Junior Achievement of Central Arizona for over 25 years, as a member of the board of directors of the Big Bear High School Education Foundation and on the Dean’s Advisory Board of California State University, Fullerton.

David Williams
Mr. Williams has been a director of the company since May 2008.  Since 2008, Mr. Williams has served as the Chairman and Chief Executive Officer at Equity Capital Management Corp, which provides asset management, tax consulting and financing for real estate investors.  From 1996 to 2008, Mr. Williams acted as an independent consultant in taxation, real estate transactions and venture capital. Mr. Williams served as Chief Financial Officer and tax counsel at Wilshire Equities Corp., from 1987 to 1990 and as President from 1990 to 1996. From 1980 to 1987, Mr. Williams rose from a junior staff member to director position at Arthur Young & Co., a public accounting firm.   The Board recognizes Mr. Williams' business, finance and tax experience and values his contributions to Board discussions and to the Company.  Mr. Williams is a certified public accountant in California, Nevada and Washington, and holds a juris doctorate degree in law and taxation from the McGeorge Law School at University of the Pacific. Mr. Williams graduated from Stanford University with a Masters of Science degree in engineering finance and a Bachelor of science degree in biological science with honors.

Todd Goergen
Mr. Goergen has been a director of the company since November 2006 and served as Chairman of the Board from August 2007 to November 2010. Mr. Goergen has served as Managing Member of Ropart Asset Management, LLC (“RAM”) since 2001. RAM makes direct investments in small to mid-size companies. In addition, Mr. Goergen is a Managing Member of Ropart Investments, LLC, a private investment partnership. Between 1999 and 2000, Mr. Goergen was the Director of Acquisitions and Corporate Development at Blyth, Inc., a designer and direct marketer of home decorative and fragrance products. From 1994 to 1999, Mr. Goergen was an Associate/Analyst in the Mergers and Acquisitions Group of Donaldson, Lufkin & Jenrette, an investment banking firm. The Board recognizes the breadth and depth of Mr. Goergen’s considerable business and investment experience. The Board values Mr. Goergen’s prior contributions as Chairman of the Board and the insights and skills he brings to Board discussions. Mr. Goergen received his degree in economics and political science in 1994 from Wake Forest University. Mr. Goergen is the Chairman of Digital Traffic Systems, Inc., a business consulting firm, and Chairman of the Board of Visalus Holdings, LLC, a producer and marketer of weight management and nutritional supplements.

Jeffrey P. Bash
Mr. Bash has been a long-time investor in Crexendo and has extensive investing and corporate finance experience. Bash is a Vice President of private, family-owned Richmont Corporation of Dallas, TX, providing corporate finance services. From 2008 to the present Bash has also worked as a consultant to the private equity firm, General Pacific Partners LLC of Newport Beach, CA, providing strategic planning, corporate finance, structure, analysis, research and report writing services. Since 2006 Bash has been a private investor and advocate for stockholder interests with both managements and Boards. Prior to 2006, Bash was a Corporate Vice President & Actuary for New York Life Insurance Company, becoming a Fellow of the Society of Actuaries (FSA) from 1970 until his retirement in 1995. Mr. Bash received his Bachelor of Arts degree in mathematics from Oberlin College.
Anil Puri

Dr. Puri is the Dean of the College of Business and Economics at California State University, Fullerton and director of the Woods Center for Economic Analysis and Forecasting. Prior to becoming Dean in 1998, Dr. Puri was department chair and professor of economics at California State University, Fullerton. Dr. Puri is a noted economist and scholar who has served as the Executive Vice President of the Western Economic Association International, the second largest professional association of economists in the United States and is a member of the American Economic Association, and the National Association of Business Economists. Dr. Puri brings to the Board extensive business and financial experience. Dr. Puri has previously served and counseled public boards and he is a panel member of the National Association of Business Economists' Survey of Economic Conditions.
EXECUTIVE OFFICERS

The name, age, position and a brief account of the business experience of each of our executive officers as of December 31, 2016 are set forth below:
Name	Age	Position
Steven G. Mihaylo	73	Chief Executive Officer and Chairman of the Board
Jeff Korn	59	Chief Legal Officer
Doug Gaylor	51	Chief Operating Officer and President
Ron Vincent	41	Chief Financial Officer

Steven G. Mihaylo – Biographical information for Mr. Mihaylo is set forth above under “Directors”

Jeffrey G. Korn – Mr. Korn has served as our Chief Legal Officer since February 2009. From 2002 until his appointment as Chief Legal Officer, Mr. Korn served as our General Counsel. Prior to joining the company, Mr. Korn had a private consulting practice from 2001 until 2002 and before that, he served as General Counsel of ProsoftTraining, an Internet training education and certification company which was previously listed on NASDAQ, from 1999 until 2001. From 1983 until 1999, Mr. Korn was a partner in a Jacksonville, Florida, law firm, specializing in corporate matters and litigation. Mr. Korn has been an advisor to private venture firms, as well as a lecturer and a college instructor. Mr. Korn currently serves on several private, not-for-profit, charitable and educational boards. Mr. Korn has a Bachelor degree from the State University of New York at New Paltz and a juris doctorate degree from Stetson University College.
Doug Gaylor – Mr. Gaylor has served as our President and Chief Operating Officer (COO) since May 2012. From 2009 until his appointment as President and Chief Operating Officer (COO), Mr. Gaylor served as our VP of sales. Prior to joining the Company, Mr. Gaylor held positions of increasing responsibility, culminating with the position of Sr. Vice President at Inter-Tel/Mitel, where he was originally hired in 1987. Mr. Gaylor was responsible for overseeing the sales efforts in the Western United States where he was ultimately responsible for the activities of approximately 200 representatives. Under his leadership, yearly sales for his region reached over $175,000,000 annually. Mr. Gaylor holds a Bachelor degree in Communications from the University of Houston.
Ron Vincent – Mr. Vincent has served as our Chief Financial Officer since May 2012 after joining the Company in April 2012 as Vice President of Finance. Prior to joining the Company, Mr. Vincent was an audit senior manager for Ernst & Young, LLP in Phoenix since 2005. Mr. Vincent managed client relationships for clients of all sizes; his experience included auditing cloud telecommunication companies, content delivery network providers, Internet marketing service providers, manufacturing and healthcare networks. Prior to his employment with Ernst & Young, Mr. Vincent was an auditor with Mukai, Greenlee & Company and John C. Todd II, P.C. for a total of 13 years of experience as an auditor. Mr. Vincent is a licensed Certified Public Accountant in the state of Arizona. Mr. Vincent holds a Bachelor degree in accounting and finance from Indiana University Bloomington.

CORPORATE GOVERNANCE

Board Meetings

During the years ended December 31, 2016 and 2015, our Board met seven times. Each director attended at least 75% of the aggregate of the total number of meetings of our Board and the total number of all meetings held by committees on which he served during the years ended December 31, 2016 and 2015. All of our directors are invited, but not required, to attend the annual meeting.

Information about Committees of our Board of Directors

Our Board of Directors has established three committees, the Audit Committee, comprised of Messrs. Williams (chairman), Goergen and Dr. Puri, the Compensation Committee comprised of Messrs. Goergen (chairman) and Bash, and the Nominating Committee, comprised of Messrs. Bash (chairman), Goergen, and Williams. Our Board of Directors has determined that each of these persons is “independent” under the rules of the OTCQX Marketplace and applicable regulatory requirements.

Audit Committee

Mr. Williams serves as Chairman of our Audit Committee. Our Audit Committee held four meetings during the years ended December 31, 2016 and 2015, and operates under a charter adopted by our Board on March 23, 2004 and amended and restated on August 9, 2006. The charter is available on our website at www.crexendo.com. Our Audit Committee is responsible for reviewing and discussing our audited financial statements with management, discussing information with our auditors relating to the auditors' judgments about the quality of our accounting policies and procedures, recommending to our Board that the audited financials be included in our Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

Our Board of Directors has determined that David Williams, Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. No Audit Committee member serves on more than three publicly-traded companies.

Compensation Committee

Mr. Goergen serves as Chairman of our Compensation Committee. The Compensation Committee held two meetings during the years ended December 31, 2016 and 2015, and evaluates the performance of executives, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.crexendo.com. The Compensation Committee recommends to our Board policies for executive compensation and approves the remuneration of all our officers, including our Chief Executive Officer. It also administers our stock option and incentive compensation plans and recommends the establishment of and monitors the compensation and incentive program for all our executives.

The Compensation Committee did not retain a compensation consultant during the years ended December 31, 2016 and 2015.

Our senior management works closely with the Compensation Committee to evaluate and recommend compensation for our other officers and employees. In addition, the CEO makes recommendations to the Compensation Committee regarding compensation for other executives.

Nominating Committee

Mr. Bash serves as the Chairman of our Nominating Committee. Our Nominating Committee, which held one meeting since our last annual meeting, reviews and suggests candidates for election or appointment to our Board, and operates pursuant to our Nominating Committee Charter, a current copy of which is posted on our website at www.crexendo.com. Our Nominating Committee may attempt to recruit persons who possess the appropriate skills and characteristics required of members of our Board. Our Nominating Committee may use any reasonable means for recruitment of potential members including their own expertise or the use of one or more third-party search firms to assist with this purpose.

In the course of reviewing potential director candidates, the Nominating Committee considers nominees recommended by our shareholders. When considering a potential candidate for service as a director, the Nominating Committee may consider, in addition to the minimum qualifications and other criteria approved by our Board, all facts and circumstances that the Nominating Committee deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her availability, depth and breadth of business experience or other background characteristics, his or her independence and the needs of our Board. At a minimum, each nominee, whether proposed by a stockholder or any other party, is expected to have the highest personal and professional integrity, demonstrate sound judgment and possesses the ability to effectively interact with other members of our Board to serve the long-term interests of our company and shareholders. In addition, the Nominating Committee may consider whether the nominee has direct experience in our industry or in the markets in which we operate and whether the nominee, if elected, assists in achieving a mix of Board members that represent a diversity of background and experience. The procedures to be followed by shareholders in submitting such recommendations are described below in the section entitled “Submission of Securities Holder Recommendations for Director Candidates.”

Independence of our Board of Directors

Under the OTCQX Marketplace listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board consults with our legal counsel to ensure that our Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the OTCQX Marketplace, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent auditors, our Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable rules of the OTCQX Marketplace: Mr. Goergen, Mr. Williams, Mr. Bash and Dr. Puri. In making this determination, our Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Leadership Structure

Our Chief Executive Officer serves as the Chairman of the Board. We believe that this leadership structure is appropriate due to the nature of our business. Mr. Mihaylo’s experience in leadership positions throughout our company during his tenure, as well as his role in developing and executing the strategic plan, is critical to our future results. Mr. Mihaylo was able to utilize his in-depth knowledge and perspective gained in running our company to effectively and efficiently guide the full Board by recommending Board and committee meeting agendas, leading Board discussions on critical issues and creating a vital link among the Board, management and shareholders. Our Board believes this structure serves our shareholders by ensuring the development and implementation of our company’s strategies.

Risk Oversight

Our primary risk consists of managing our operations within the current environment of being a start-up cloud telecom service provider. Our Telecommunication Services segment products and services are sold nationwide and our success is dependent on that being managed effectively. In general, our Board, as a whole and also at the committee level, oversees our risk management activities. Our Board annually reviews management’s long-term strategic plan and the annual budget that results from that strategic planning process. Using that information, our Compensation Committee establishes both the short-term and long-term compensation programs that include all our executives (including the named executive officers identified in the Summary Compensation Table on page 19 (the “NEOs”)). These compensation programs are ratified by our Board, as a whole. The compensation programs are designed to focus management on the performance metrics underlying the operations of the Company, while limiting risk exposure to our company. Our Board receives periodic updates from management on the status of our operations and performance (including updates outside of the normal Board meetings). Finally, as noted below, our Board is assisted by our Audit Committee in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices. Thus, in performing its risk oversight our Board establishes the performance metrics, monitors on a timely basis the achievement of those performance metrics, and oversees the mechanisms that report those performance metrics.

Code of Business Conduct
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of this code is posted on our website at www.crexendo.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer, we intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting such information on our website.
Certain Relationships and Related Transactions

Our Audit Committee is responsible for review and, as it determines appropriate, approval or ratification of “related-party transactions” between our company and related persons or entities, other than executive compensation decisions which are addressed by our Compensation Committee. We have adopted policies and procedures that apply to any transaction or series of transactions in which our company or a subsidiary is a participant, the amount involved exceeds $10,000, and a related person or entity has a direct or indirect material interest. Our Audit Committee has determined that, barring additional facts or circumstances, a related person or entity does not have a direct or indirect material interest in any of the following categories of transactions:

●
any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed $10,000;
●
any charitable contribution, grant, or endowment by the company to a charitable organization, foundation, or university for which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the amount involved does not exceed $10,000;
●
compensation to directors, for service as directors, determined by our Board;
●
transactions in which all securities holders receive proportional benefits; or
●
banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

Transactions involving related persons or entities that are not included in one of the above categories are reviewed by our Audit Committee. Our Audit Committee determines whether the related person or entity has a material interest in a transaction and may approve, not approve or take other action with respect to the transaction in its discretion.

Director Compensation
The annual pay package for non-employee directors is designed to attract and retain highly qualified professionals to represent our shareholders. We also reimburse our directors for travel, lodging and related expenses they incur on company-related business, including Board and committee meetings. In setting director compensation, we consider the amount of time that directors spend in fulfilling their duties to the Company as well as the skill level required by our directors. Directors who are also employees receive no additional compensation for serving on our Board. For the years ended December 31, 2016 and 2015, non-employee director compensation consisted of the following.

Cash Compensation.   For the years ended December 31, 2016 and 2015, our non-employee directors did not receive any cash compensation.

Stock Options and Restricted Shares.  On January 5, 2015, we granted to each non-employee director an option to purchase 20,000 shares of common stock at an exercise price of $1.85, which price was not less than 100% of the fair market value of an underlying share of common stock on the date of grant. Each such option was fully vested and exercisable on the date of grant. In conformity with accounting guidance, the option awards to our non-employee directors were valued using the Black-Scholes option-pricing model on the date of grant, which were valued at $0.83 per share.

On December 31, 2015, we granted to each non-employee director an option to purchase 25,000 shares of common stock at an exercise price of $1.11, which price was not less than 100% of the fair market value of an underlying share of common stock on the date of grant. Each such option was fully vested and exercisable on the date of grant. In conformity with accounting guidance, the option awards to our non-employee directors were valued using the Black-Scholes option-pricing model on the date of grant, which were valued at $0.55 per share.

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2016:

Director	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Todd Goergen	$-	$-	$-	$-
Jeffrey P. Bash	-	-	-	-
David Williams	-	-	-	-
Anil Puri	-	-	-	-

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2015:

Director	Fees Earned or Paid in Cash	Option Awards (1)		All Other Compensation	Total
Todd Goergen	$-	$30,432	(2)	-	$30,432
Jeffrey P. Bash	-	30,432	(4)	-	30,432
David Williams	-	30,432	(2)	-	30,432
Anil Puri	-	30,432	(3)	-	30,432

(1)
Represents the dollar amount of all option awards recognized for financial statement reporting purposes for the year in accordance with accounting guidance.  Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the years ended December 31, 2016 and 2015, included herein.
(2)
As of December 31, 2016, each of Messrs. Goergen and Williams held unexercised options to purchase an aggregate of 105,000 shares of our common stock.
(3)
As of December 31, 2016, Messr. Dr. Puri held unexercised options to purchase an aggregate of 125,000 shares of our common stock.
(4)
As of December 31, 2016, Messr. Bash held unexercised options to purchase an aggregate of 65,000 shares of our common stock.
ITEM 11.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

The overall objective of our executive compensation program is to help create long-term value for our shareholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our shareholders. Accordingly, our executive compensation program incorporates the following principles:

●
We believe that retaining experienced, competent, goal-oriented executives and minimizing executive turnover is in our shareholders’ best interests;
●
We believe that a portion of our executives’ compensation should be tied to measures of performance of our business as a whole and that such measures of performance should be non-discretionary;
●
We believe that a portion of our executives’ compensation should be tied to measures of performance within each executive’s specific job responsibilities and that those measures should be as non-discretionary as possible;
●
We believe that the interests of our executives should be linked with those of our shareholders through the risks and rewards of owning our common stock;
●
We believe that a meaningful portion of each executive’s long-term incentives, and merit increases will vary based upon individual performance;
●
We believe that each executive’s performance against corporate and individual objectives for the previous year should be periodically reviewed, and that the difficulty of achieving desired results in any particular year must be considered; and
●
We believe that we should consider the ability of each executive to support our long-term performance goals; as well as each executive’s ability to fulfill his or her management responsibilities and his or her ability to work with and contribute to our executive management team.

Executive Compensation Procedures

In conjunction with our efforts to achieve the executive compensation objectives and implement the underlying compensation principles described above, we follow the procedures described below:

Role of the Compensation Committee

The Compensation Committee periodically requests and receives survey data from our human resource department on the compensation levels and practices of companies that need executive officers with skills and experience similar to what we require, companies that are in the same or similar industries as us, and companies with market capitalizations and revenues similar to us. The Compensation Committee uses this broad based survey information as a check on whether our compensation packages are consistent with current industry practices and are at a level that will enable us to attract and retain capable executive officers. We did not retain the services of a compensation consulting firm during the years ended December 31, 2016 and 2015.

With respect to executives other than the Chief Executive Officer, the Compensation Committee seeks and receives recommendations from the Chief Executive Officer with respect to performance and appropriate levels of compensation. The Committee does not request or accept recommendations from the Chief Executive Officer concerning his own compensation.

The Compensation Committee’s conclusions and recommendations on the compensation packages for our executive officers are based on the total mix of information from the sources described above, as well as the Committee Members’ general knowledge of executive compensation practices and their personal evaluations of the likely effects of compensation levels and structure on the attainment of our business and financial objectives.

Each year, our senior management prepares a business plan and establishes goals for our company. The Compensation Committee reviews, modifies (if necessary), occasionally sets, and ultimately approves these goals, which are then incorporated into the company’s business plan. Periodically throughout the year, the Compensation Committee compares Company goals against actual circumstances and accomplishments. The Compensation Committee may revise the Company’s goals and business plan if they determine that circumstances warrant.

The Compensation Committee relies on its judgment in making compensation recommendations and decisions after reviewing our company’s overall performance and evaluating each executive’s performance against established goals, leadership ability, responsibilities within the company, and current compensation arrangements. The compensation program for NEOs and the Compensation Committee assessment process are designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee consisting of one or more members of the committee. In particular, the Compensation Committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the committee who are (a) “Non-Employee Directors” for the purpose of Rule 16b-3 under the Securities Exchange Act of 1934, as in effect from time to time, and (b) “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code, as in effect from time to time.

Elements of our Compensation Programs: What our Compensation Programs are Designed to Award and Why We Choose Each Element

Elements of Compensation.   We implement the executive compensation objectives and principles described above through the use of the following elements of compensation, each of which is described in greater detail below:

●
Base Salary

●
Stock Option Awards

●
Retirement Benefits

●
Other Personal Benefits

The Compensation Committee evaluates overall compensation levels for each NEO in relation to other executives within our company and in relation to the NEO’s prior year compensation. The Compensation Committee also considers competing offers made to NEOs, if any. The Compensation Committee considers each element of compensation collectively with the other elements when establishing the various forms and levels of compensation for each NEO. The Compensation Committee approves compensation programs which it believes are competitive with our peers, such that the combination of base pay and performance-based bonuses results in an aggregate rate of cash salary, bonus compensation, equity awards and other benefits for our NEOs within competitive market standards.

In determining long-term equity awards to executives, the Compensation Committee considers total equity awards available under the Plan, the number of equity awards to be granted to each executive in relation to other executives, the overall compensation objective for each executive, and the number and type of awards to executives in prior years.

             Base Pay.  Base salaries of the NEOs are set at levels that the Compensation Committee believes are generally competitive with our market peers so as to attract, reward, and retain executive talent. The Compensation Committee may opt to pay higher or lower amounts depending on individual circumstances. The Compensation Committee sets the base pay of the Chief Executive Officer and the other NEOs after reviewing recommendations from our Chief Executive Officer. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility, and other factors. The table below summarizes base pay for our NEOs as of December 31, 2016 and 2015:

Name	Base Pay	Position
Steven G. Mihaylo	$-	Chief Executive Officer and Chairman of the Board
Doug Gaylor	$200,000	Chief Operating Officer and President
Satish Bhagavatula	$180,000	Former Chief Technology Officer
Jeff Korn	$150,000	Chief Legal Officer
Ron Vincent	$150,000	Chief Financial Officer

Stock Option Awards.   The Compensation Committee grants discretionary, long-term equity awards to our NEOs under the Plan. These awards have historically been in the form of stock options. The Compensation Committee believes that stock option awards align the interests of NEOs with the interests of our shareholders and will incentivize the NEOs to provide stockholder value. The Compensation Committee believes that such grants provide long-term performance-based compensation, help retain executives through the vesting periods, and serve to align management and stockholder interests. In making awards under the Plan, the Compensation Committee considers grant size. Options vest only to the extent that the NEO remains a company employee through the applicable vesting dates, typically monthly over three - four years. We believe the three - four year vesting schedule assists in retaining executives and encourages the NEOs to focus on long-term performance.

We have granted stock options to our NEOs with an exercise price equal to the closing price per share on the date of the grant. We do not grant options with an exercise price below 100% of the trading price of the underlying shares of our common stock on the date of grant. Stock options only have a value to the extent the value of the underlying shares on the exercise date exceeds the exercise price. Accordingly, stock options provide compensation only if the underlying share price increases over the option term and the NEO’s employment continues with us until the vesting date.

In granting stock options to the NEOs, we also consider the impact of the grant on our financial performance, as determined in accordance with accounting guidance. For share-based equity awards, we record expense in accordance with accounting guidance. The amount of expense we record pursuant to accounting guidance may vary from the corresponding compensation value we use in determining the amount of the awards.

Retirement and Other Personal Benefits.   All of our NEOs receive similar retirement and other personal benefits. We sponsor the Crexendo, Inc. Retirement Savings Plan (the “401(k) Plan”) for eligible employees. Our NEOs participate in the 401(k) Plan. The 401(k) Plan is a broad-based, tax-qualified retirement plan under which eligible employees, including the NEOs, may make annual pre-tax salary reduction contributions, subject to the various limits imposed under the Internal Revenue Code of 1986, as amended (the “Code”).  We make matching contributions under the 401(k) Plan on behalf of eligible participants, including the NEOs, at the rate of 100% of the first one percent and 50% of each additional percentage of each participating NEO’s salary up to a six percent deferral, with a two-year vesting schedule for the matched portion. Matching contributions are not subject to non-discrimination requirements imposed by the Code. The 401(k) Plan is intended to help us attract and retain qualified executives through the offering of competitive employee benefits. We do not maintain any other pension or retirement plans for the NEOs.

We provide other traditional benefits and limited perquisites to our NEOs in order to achieve a competitive pay package as detailed in the Summary Compensation Table.  The Compensation Committee believes that these benefits, which are detailed in the Summary Compensation Table under the heading “All Other Compensation”, are reasonable, competitive, appropriate, and consistent with our overall executive compensation program. Other than our company’s contributions to the 401(k) Plan, these benefits consist principally of employer-paid premiums on health insurance, personal automobile reimbursements, and mobile phone communications charges.

Compensation of Steven G. Mihaylo, Chief Executive Officer. Mr. Mihaylo is primarily responsible for investor relations activities and the general management of our NEOs. Mr. Mihaylo receives a small base salary to cover personal insurance premiums. Mr. Mihaylo does not participate in any non-equity incentive plans, but is eligible to receive stock option awards or other equity compensation. The Compensation Committee believes Mr. Mihaylo’s interests are directly aligned with the interests of our shareholders because of Mr. Mihaylo’s significant equity holdings in our company and his eligibility to participate in stock option awards or other equity compensation.

Compensation of Ronald Vincent, Chief Financial Officer. Mr. Vincent has general responsibility for our accounting, finance, and human resource functions. Mr. Vincent receives a base salary similar to the other NEOs. Mr. Vincent also receives retirement and other personal benefits similar to the other NEOs. Mr. Vincent receives stock options or other equity compensation similar to Messrs. Gaylor and Korn.

Compensation of Doug Gaylor, President and Chief Operating Officer. Mr. Gaylor has general responsibility for our operations. Mr. Gaylor receives a base salary similar to the other NEOs. Mr. Gaylor also receives retirement and other personal benefits similar to the other NEOs. Mr. Gaylor receives stock options or other equity compensation similar to Messrs. Korn and Vincent.

Compensation of Jeffrey G. Korn, Chief Legal Officer. Mr. Korn has general responsibility for our regulatory and legal compliance. Mr. Korn receives a base salary similar to the other NEOs. Mr. Korn also receives retirement and other personal benefits similar to the other NEOs. Mr. Korn receives stock options or other equity compensation similar to Messrs. Gaylor and Vincent.

Deductibility of Executive Compensation.   Section 162(m) of the Code imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to its chief executive officer during a tax year or to any of its three other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the shareholders).

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for our executive officers. We do not have a stockholder approved non-equity incentive compensation plan. As a result, all bonus amounts paid to the NEOs do not constitute qualified performance-based compensation for purposes of Code Section 162(m). For the years ended December 31, 2016 and 2015, the compensation paid to the NEOs did not exceed the limitations imposed by Code Section 162(m).

Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of our NEOs for the year ended December 31, 2016 (marked as “2016” in the year column), and for the year ended December 31, 2015 (marked as “2015” in the year column).
Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan	All Other Compensation	Total Compensation
Steven G. Mihaylo	2016	$3,616	$-	$-	$-	$-	$3,616
Chief Executive Officer	2015	$3,542	$-	$326,904	$-	$-	$330,446

Ronald Vincent (2)	2016	$150,000	$-	$-	$-	$12,702	$162,702
Chief Financial Officer	2015	$155,769	$-	$117,558	$-	$13,191	$286,518

Doug Gaylor (2)	2016	$200,000	$-	$-	$-	$14,016	$214,016
Chief Operating Officer & President	2015	$207,692	$-	$145,058	$-	$15,014	$367,764

Satish Bhagavatula (3)	2016	$31,253	$-	$-	$-	$1,671	$-
Former Chief Technology Officer	2015	$186,923	$-	$62,558	$-	$16,236	$265,717

Jeffrey Korn (2)	2016	$150,000	$-	$-	$-	$12,439	$162,439
Chief Legal Officer	2015	$155,769	$-	$117,558	$-	$12,132	$285,459

(1)
The amounts shown in the “Stock Awards” and “Option Awards” column represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance.  Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in notes to our consolidated financial statements for the year ended December 31, 2016.
(2)
All other compensation for Messrs. Vincent, Gaylor, and Korn consists primarily of matching contributions to the 401(k) Plan, automobile allowance, and other miscellaneous benefits, none of which exceeded $10,000.
(3)
All other compensation for Messr. Bhagavatula consists primarily of matching contributions to the 401(k) Plan, matching contributions to the HSA account, automobile allowance, and other miscellaneous benefits, none of which exceeded $10,000.

Outstanding Equity Awards as of December 31, 2016

The table below provides information on the holdings of stock options by the NEOs as of December 31, 2016.
	Option Awards					Stock Awards

Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)
Steven Mihaylo	100,000	-		$7.69	2019-9-8
	70,322	-		$3.30	2020-7-16
	170,000	-		$5.90	2021-5-17
	191,678	-		$4.08	2022-3-1
	257,771	17,229	(1)	$2.45	2023-3-18
	127,974	12,026	(2)	$3.19	2021-3-4
	95,999	39,001	(3)	$1.85	2022-1-5
	150,000	-		$1.11	2022-12-31

Ronald Vincent	22,392	-		$3.55	2022-5-15
	46,867	3,133	(1)	$2.45	2023-3-18
	22,852	2,148	(2)	$3.19	2021-3-4
	53,337	21,663	(3)	$1.85	2022-1-5
	100,000	-		$1.11	2022-12-31

Doug Gaylor	10,000	-		$7.12	2019-10-26
	10,000	-		$3.30	2020-7-16
	25,000	-		$5.90	2021-5-17
	25,000	-		$4.08	2022-3-1
	50,000			$3.55	2022-5-15
	46,867	3,133	(1)	$2.45	2023-3-18
	36,564	3,436	(2)	$3.19	2021-3-4
	53,337	21,663	(3)	$1.85	2022-1-5
	150,000	-		$1.11	2022-12-31

Jeffrey Korn	20,000	-		$3.49	2019-2-10
	25,000	-		$3.30	2020-7-16
	25,000	-		$5.90	2021-5-17
	20,000	-		$4.08	2022-3-1
	23,433	1,567	(1)	$2.45	2023-3-18
	22,852	2,148	(2)	$3.19	2021-3-4
	53,337	21,663	(3)	$1.85	2022-1-5
	100,000	-		$1.11	2022-12-31

(1)
Remaining unexercisable options vest ratably on a monthly basis through March 18, 2017.
(2)
Remaining unexercisable options vest ratably on a monthly basis through March 4, 2017.
(3)
Remaining unexercisable options vest ratably on a monthly basis through January 5, 2018.

Option Exercises and Stock Vested
The following table presents information about the exercise of Stock Options by NEOs during the years ended December 31, 2016 and 2015.
	Option Awards		Stock Awards

Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Satish Bhagavatula	26,665	$8,540	-	$-

Equity Compensation Plan Information
The following table presents information about our common stock that was issuable upon the exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2016.
Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Securities Holders	3,932,114	$2.59	2,326,295
Equity Compensation Plans Not Approved By Securities Holders	-	-	-
Total	3,932,114	$2.59	2,326,295

Potential Payments upon Termination or Change-in-Control
Acceleration of Vesting of Options and Other Stock Awards upon Change in Control.   All outstanding stock options awarded to the NEOs become fully vested upon a “change in control,” without regard to whether the NEO terminates employment in connection with or following the change in control.
If a change in control results in acceleration of vesting of an NEO’s otherwise unvested stock options and other stock awards, and if the value of such acceleration exceeds 2.99 times the NEO’s average W-2 compensation from employment with the company for the five taxable years preceding the year of the change in control (the “Base Period Amount”), the acceleration would result in an excess parachute payment under Code Section 280G equal to the value of such acceleration which is in excess of the NEO’s average W-2 compensation from employment with the company for the five taxable years preceding the year of the change in control.  An NEO would be subject to a 20% excise tax under Code Section 4999 on any such excess parachute payment and we would be unable to deduct the excess parachute payment.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following table sets forth, as of December 31, 2016, the number of shares of our common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group including: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director and nominee; (iii) each of our NEO’s; and (iv) all of our current directors and executive officers as a group.
With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934. Except as otherwise noted below, the address of each person identified in the following table is c/o Crexendo, Inc., 1615 South 52nd Street, Tempe, Arizona, 85281.

Name of Beneficial Owner	Shares Owned	Number of Outstanding Warrants and Options	Total Beneficial Ownership (1)	Percent of Class Beneficially Owned
Steven G. Mihaylo	9,227,016	1,163,744	10,390,760	70.5%
Todd Goergen	355,000	105,000	460,000	3.4%
Jeffrey Bash	135,000	65,000	200,000	1.5%
David Williams	10,000	105,000	115,000	*
Anil Puri	3,501	125,000	128,501	*
Doug Gaylor	-	406,768	406,768	2.9%
Jeffrey Korn	26,500	289,622	316,122	2.3%
Ron Vincent	-	248,056	248,056	1.8%
All current directors and executive officers as a group (8 persons)	9,757,017	2,508,190	12,265,207	76.2%

*
Less than one percent.
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based upon 13,578,556 shares of common stock outstanding on December 31, 2016.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) for the years ended December 31, 2016 and 2015 were timely filed.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item will be set forth in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of Independent Registered Public Accounting Firm

We have set forth below the aggregate fees billed for professional services rendered to us by Urish Popeck and Deloitte for the year ended December 31, 2016 and Deloitte for the year ended December 31, 2015. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees (1) (audit of our annual financial statements, review of our quarterly financial statements, review of our SEC filings and correspondence with the SEC)	$164,187	$199,859
Tax Fees	38,700	-

(1)
Audit Fees: Fees billed by Urish Popeck and Deloitte for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K, 10-KT and 10-Q and reviews of our correspondence with the Securities and Exchange Commission.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally provides for the pre-approval of the scope of and fees for services in the defined categories of audit services, audit-related services, and tax services. Pre-approval is usually provided by the Audit Committee on a project-by-project basis before the independent registered public accounting firm is engaged to provide that service, and for de minimus projects only, pre-approval is provided with a not-to-exceed fee level determined for a group of such de minimus projects. The pre-approval of services may be delegated to the Chairman of the Audit Committee, but the decision must be reported to and ratified by the full Audit Committee at its next meeting.

PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report:
1.
Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.
The Financial Statement Schedule on page 56 of this Annual Report.
3.
Exhibit Index as seen below.
EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated February 28, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	10-Q	5/6/08	10.1
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
10.9	Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/24/14	10.1
10.10	Term Loan Agreement, dated December 31, 2015 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/31/15	10.1
10.11	Amendment to a term Loan Agreement, dated June 28, 2016, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	6/30/16	10.1
10.12	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.13	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.14	Amendment to a term Loan Agreement, dated February 27, 2017, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	2/28/17	10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CREXENDO, INC.

Date: March 7, 2017	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2017	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 7, 2017	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

Date: March 7, 2017	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 7, 2017	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 7, 2017	By:	/s/ David Williams
David Williams Director

Date: March 7, 2017	By:	/s/ Anil Puri
Anil Puri Director