Form 10-Q
period 2017-03-31
Crexendo, Inc.
filed 2017-05-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1615 South 52nd Street, Tempe, AZ	85281
(Address of Principal Executive Offices)	(Zip Code)

(602) 714-8500
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares outstanding of the registrant’s common stock as of April 30, 2017 was 13,803,556.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$968	$619
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $43
as of March 31, 2017 and $34 as of December 31, 2016	399	346
Inventories	294	170
Equipment financing receivables	126	121
Prepaid expenses	626	686
Other current assets	8	8
Total current assets	2,521	2,050

Certificate of deposit	-	252
Long-term trade receivables, net of allowance for doubtful accounts
of $11 as of March 31, 2017 and $13 as of December 31, 2016	41	43
Long-term equipment financing receivables	140	176
Property and equipment, net	15	18
Intangible assets, net	311	335
Goodwill	272	272
Long-term prepaid expenses	205	251
Other long-term assets	120	136
Total assets	$3,625	$3,533

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$173	$116
Accrued expenses	926	997
Notes payable, current portion	62	66
Income taxes payable	9	5
Deferred revenue, current portion	948	809
Total current liabilities	2,118	1,993

Deferred revenue, net of current portion	41	43
Notes payable, net of current portion	959	966
Other long-term liabilities	-	16
Total liabilities	3,118	3,018

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,803,556 shares issued and outstanding as of March 31, 2017 and 13,578,556 shares issued and
outstanding as of December 31, 2016	14	14
Additional paid-in capital	59,251	58,716
Accumulated deficit	(58,758)	(58,215)
Total stockholders' equity	507	515

Total Liabilities and Stockholders' Equity	$3,625	$3,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$2,344	$2,174
Operating expenses:
Cost of revenue	802	913
Selling and marketing	690	610
General and administrative	1,171	1,291
Research and development	190	229
Total operating expenses	2,853	3,043

Loss from operations	(509)	(869)

Other income/(expense):
Interest income	3	4
Interest expense	(35)	(35)
Other income, net	2	35
Total other income/(expense), net	(30)	4

Loss before income tax	(539)	(865)

Income tax provision	(4)	(3)

Net loss	$(543)	$(868)

Net loss per common share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Weighted-average common shares outstanding:
Basic	13,699,389	13,243,880
Diluted	13,699,389	13,243,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2017
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	13,578,556	$14	$58,716	$(58,215)	$515
Expense for stock options granted to employees	-	-	260	-	260
Stock issued under stock award plans	150,000	-	166	-	166
Issuance of common stock for interest on related party note payable	75,000	-	109	-	109
Net loss	-	-	-	(543)	(543)
Balance, March 31, 2017	13,803,556	$14	$59,251	$(58,758)	$507

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(543)	$(868)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	54	81
Depreciation and amortization	27	39
Non-cash interest expense	33	29
Expense for stock options issued to employees	260	193
Amortization of deferred gain	(16)	(23)
Changes in assets and liabilities:
Trade receivables	(51)	(112)
Equipment financing receivables	31	37
Inventories	(124)	5
Prepaid expenses	134	41
Other assets	16	22
Accounts payable and accrued expenses	(14)	330
Income tax payable	4	-
Deferred revenue	137	(35)
Net cash used for operating activities	(52)	(261)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of long-term investment	252	-
Release of restricted cash	-	12
Net cash provided by investing activities	252	12

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25	-
Repayments made on notes payable	(42)	(38)
Proceeds from exercise of options	166	-
Payment of contingent consideration	-	(59)
Net cash provided by/(used for) financing activities	149	(97)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	349	(346)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	619	1,497

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$968	$1,151

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$-	$(2)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	$109	$-
Issuance of common stock for contingent consideration related to business acquisition	$-	$40
Prepaid assets financed through notes payable	$25	$23

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.
Significant Accounting Policies

Description of Business - Crexendo, Inc. (CXDO) is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” “the Company,” or “our Company”. We are a CLEC cloud services company that provides award winning cloud telecommunications services, broadband internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services available to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services.

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $968,000 at March 31, 2017 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018.

Basis of Presentation – The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline Inc., StoresOnline International Canada ULC, Avail 24/7 Inc., and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), consistent in all material respects with those applied in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $741,000 and $413,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of March 31, 2017 and December 31, 2016, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2017 and December 31, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

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

Inventory – Finished goods telecommunications equipment inventory is stated at the lower of cost or net realizable value (first-in, first-out method). In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or net realizable value. If net realizable value is less than cost, the difference is recognized as a loss in earnings in the period in which it occurs.

Certificate of Deposit - Certificate of Deposit (“CD”) is collateral for merchant accounts. The CD was classified as long-term in the consolidated balance sheets at December 31, 2016. During March 2017, the bank removed the collateral requirement therefore we sold the CD and transferred the proceeds to our cash and cash equivalents.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $3,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively. Depreciable lives by asset group are as follows:

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three months ended March 31, 2017 and 2016.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2017 and 2016. One telecom customer accounted for 10% of our total trade accounts receivable as of March 31, 2017 and one telecom customer accounted for 11% of total trade accounts receivable as of December 31, 2016.

Recently Adopted Accounting Pronouncements - In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), improvement to employee share-based payment accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in 2016. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit was recognized in 2016 as a result of the adoption of ASU 2016-09. There was no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 (and interim periods within those annual periods) and early adoption is permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of March 31, 2017 and December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which will require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2017. The adoption of this ASU did not impact our condensed consolidated financial statements for the three months ended March 31, 2017, as there are no performance targets associated with outstanding awards.

Recently Issued Accounting Pronouncements – In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.

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

2.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2017 and 2016 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2017	2016

Net loss (in thousands)	$(543)	$(868)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,699,389	13,243,880
Diluted shares outstanding	13,699,389	13,243,880

Net loss per common share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2017 and 2016, the common stock equivalent shares were, as follows:

	March 31,	March 31,
	2017	2016

Shares of common stock issuable under equity incentive plans outstanding	4,020,050	4,176,986
Shares of common stock issuable upon conversion of warrants	-	250,000
Common stock equivalent shares excluded from diluted net loss per share	4,020,050	4,426,986

3.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2017	2016

Trade receivables	$430	$366
Conforming EPTAs	57	66
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	3	-
Gross trade receivables	494	436
Less: allowance for doubtful accounts	(54)	(47)
Trade receivables, net	$440	$389

Current trade receivables, net	$399	$346
Long-term trade receivables, net	41	43
Trade receivables, net	$440	$389

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $7,000 of EPTAs during the three months ended March 31, 2017 and $37,000 during the year ended December 31, 2016, of which, all had original contract terms of greater than one year.

4.
Equipment Financing Receivables

We rent certain cloud telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables are expected to be collected over the next thirty-six to sixty months. Equipment finance receivables arising from the rental of our cloud telecommunication equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2017	2016

Gross financing receivables	$486	$573
Less unearned income	(220)	(276)
Financing receivables, net	266	297
Less: Current portion of finance receivables, net	(126)	(121)
Finance receivables due after one year	$140	$176

5.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid commissions	$457	$503
Prepaid interest on related-party note payable	82	-
Prepaid inventory deposits	34	156
Other prepaid expenses	258	278
Total prepaid assets	$831	$937

Included in the totals above is $205,000 of long-term prepaid commissions as of March 31, 2017 and $251,000 of long-term prepaid commissions as of December 31, 2016.

6.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization
Customer relationships	(631)	(607)
Developed technology	(197)	(197)
Total	$311	$335

Amortization expense is included in general and administrative expenses and totaled $24,000 and $33,000 for the three months ended March 31, 2017 and 2016, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued wages and benefits	$410	$369
Accrued accounts payable	191	230
Accrued sales and telecommunications taxes	269	310
Other	56	88
Total accrued expenses	$926	$997

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

During the three months ended March 31, 2017, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial loan agreement.

Other Notes Payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Related-party note payable	$1,000	$1,000
Other notes payable	108	124
	1,108	1,124
Less: notes payable discount	(87)	(92)
Net carrying value of notes payable	1,021	1,032
Less: current portion of long-term notes payable	(62)	(66)
Long-term notes payable	$959	$966

As of March 31, 2017, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2017	$45
2018	57
2019	6
2020	1,000
Total	$1,108

9.
Fair Value Measurements

We have financial instruments as of March 31, 2017 and December 31, 2016 for which the fair value is summarized below (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$440	$440	$389	$389
Equipment financing receivables	266	266	297	297
Certificate of deposit	—	—	252	252
Liabilities:
Notes payable including discount from warrant grant	1,021	1,117	1,032	1,133

Assets for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2017 and December 31, 2016 (in thousands):

Fair value measurement at reporting date
Description	March 31, 2017	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$-	$-	$-	$-

Description	December 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

10.
Income Taxes

Our effective tax rate for the three months ended March 31, 2017 and 2016 was (0.7)% and (0.3)%, respectively, which resulted in an income tax provision of $(4,000) and $(3,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

11.
Commitments and Contingencies

Operating Leases

We lease certain of our corporate offices under non-cancelable operating lease agreements expiring at various dates in 2018 and 2020. The operating leases for our Reno, NV office contains customary escalation clauses. Rental expense for the three months ended March 31, 2017 and 2016 was approximately $30,000 and $30,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which will be amortized over the initial lease term of 36 months to offset rent expense. Deferred gain amortization for the three months ended March 31, 2017 and 2016 was $16,000 and $23,000, respectively.

Rent expense incurred on the sale-leaseback during the three months ended March 31, 2017 and 2016 was $38,000 and $57,000, respectively.

Future aggregate minimum lease obligations under the operating lease as of March 31, 2017, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2017	$240
2018	315
2019	300
2020	50
Total	$905

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

	Three Months Ended March 31,
	2017	2016
Revenue:
Cloud telecommunications services	$2,061	$1,778
Web services	283	396
Consolidated revenue	2,344	2,174

Income/(loss) from operations:
Cloud telecommunications services	(616)	(963)
Web services	107	94
Total operating loss	(509)	(869)
Other income/(expense), net:
Cloud telecommunications services	(30)	(7)
Web services	-	11
Total other income/(expense), net	(30)	4
Income/(loss) before income tax provision
Cloud telecommunications services	(646)	(970)
Web services	107	105
Loss before income tax provision	$(539)	$(865)

Depreciation and amortization was $24,000 and $33,000 for the Cloud Telecommunications Services segment for the three months ended March 31, 2017 and 2016, respectively. Depreciation and amortization was $3,000 and $6,000 for the Web Services segment for the three months ended March 31, 2017 and 2016, respectively.

Interest income was $3,000 and $4,000 for the Web Services segment for the three months ended March 31, 2017 and 2016, respectively.

Interest expense was $31,000 and $29,000 for the Cloud Telecommunications Services segment for the three months ended March 31, 2017 and 2016, respectively. Interest expense was $4,000 and $6,000 for the Web Services segment for the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2017 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

We are a CLEC cloud telecom-services company that provides award winning cloud telecommunications services, broadband internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services available to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications Services and Web Services.

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

Our Cloud Telecommunications Services revenue increased 16% or $283,000 to $2,061,000 for the three months ended March 31, 2017 as compared to $1,778,000 for the three months ended March 31, 2016. As of March 31, 2017 and 2016, our backlog was $16,888,000 and $14,723,000, respectively.

Web Services segment - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 29% or $113,000 to $283,000 for the three months ended March 31, 2017 as compared to $396,000 for the three months ended March 31, 2016.

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

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, rent expense paid with common stock, interest expense paid with common stock, and amortization of intangibles. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, and rent expense paid with stock. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our May 3, 2017 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(In thousands)
U.S. GAAP net loss	$(543)	$(868)
Share-based compensation	260	193
Amortization of rent expense paid in stock, net of deferred gain	38	57
Amortization of intangible assets	24	33
Non-cash interest expense	33	29
Non-GAAP net loss	$(188)	$(556)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(In thousands)
U.S. GAAP net loss	$(543)	$(868)
Depreciation and amortization	27	39
Interest expense	35	35
Interest and other income	(5)	(39)
Income tax provision	4	3
EBITDA	(482)	(830)
Share-based compensation	260	193
Amortization of rent expense paid in stock, net of deferred gain	38	57
Adjusted EBITDA	$(184)	$(580)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$2,344	$2,174
Loss before income taxes	(539)	(865)
Income tax provision	(4)	(3)
Net loss	(543)	(868)
Basic net loss per share	$(0.04)	$(0.07)
Diluted net loss per share	$(0.04)	$(0.07)

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

Total revenue increased 8% or $170,000, to $2,344,000 for the three months ended March 31, 2017 as compared to $2,174,000 for the three months ended March 31, 2016. Cloud Telecommunications Services segment revenue increased 16% or $283,000, to $2,061,000 for the three months ended March 31, 2017 as compared to $1,778,000 for the three months ended March 31, 2016. Web Services segment revenue decreased 29% or $113,000, to $283,000 for the three months ended March 31, 2017 as compared to $396,000 for the three months ended March 31, 2016.

Loss Before Income Taxes

Loss before income tax decreased 38% or $326,000, to $539,000 for the three months ended March 31, 2017 as compared to loss before income tax of $865,000 for the three months ended March 31, 2016. The decrease in loss before income tax is primarily due to the increase in revenue of $170,000, a decrease in operating expenses of $190,000, offset by a decrease in other income of $34,000.

Income Tax Provision

We had an income tax provision of $4,000 for the three months ended March 31, 2017 compared to an income tax provision of $3,000 for the three months ended March 31, 2016. We had a pre-tax loss for the three months ended March 31, 2017 and 2016 of $539,000 and $865,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended March 31, 2017 and 2016.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2017	2016
Revenue	$2,061	$1,778
Operating expenses:
Cost of revenue	769	848
Research and development	184	218
Selling and marketing	690	610
General and administrative	1,034	1,065
Total operating expenses	2,677	2,741
Operating loss	(616)	(963)
Other expense	(30)	(7)
Loss before tax provision	$(646)	$(970)

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

Cloud Telecommunications Services segment revenue increased 16% or $283,000, to $2,061,000 for the three months ended March 31, 2017 as compared to $1,778,000 for the three months ended March 31, 2016.  Revenue from recurring and one-time services increased $383,000 and equipment sales decreased $72,000.  Sales-type lease and associated interest revenue decreased $28,000 as the Company no longer provides equipment leasing for customers. Customers either purchase devices or lease them through a third-party leasing company.  A substantial portion of Cloud Telecommunications Services segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Cloud Telecommunications Services segment will initially be seen through increases in our backlog. Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2017 and 2016.

Below is a table which displays the Cloud Telecommunications Services segment revenue backlog as of January 1, 2017 and 2016, and March 31, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of January 1, 2017	$15,921
Cloud Telecommunications Services backlog as of March 31, 2017	$16,888

Cloud Telecommunications Services backlog as of January 1, 2016	$13,907
Cloud Telecommunications Services backlog as of March 31, 2016	$14,723

Cost of Revenue

Cost of revenue consists primarily of fees we pay to third-party telecommunications and business internet providers, costs related to installations, customer service, and the costs associated with the purchase of desktop devices phones and third party equipment.  Cost of revenue decreased 9% or $79,000, to $769,000 for the three months ended March 31, 2017 as compared to $848,000 for the three months ended March 31, 2016.  The decrease in cost of revenue was primarily due to a decrease in salary and benefits of $46,000 associated with customer service and installation expenses and a decrease in equipment costs of $43,000 resulting from a decrease in equipment sales, offset by an increase in bandwidth costs of $10,000.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products.  Research and development salary expenses decreased 16% or $34,000, to $184,000 for the three months ended March 31, 2017 as compared to $218,000 for the three months ended March 31, 2016 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, and the production of marketing materials. Selling and marketing expenses increased 13% or $80,000, to $690,000 for the three months ended March 31, 2017 as compared to $610,000 for the three months ended March 31, 2016. The increase in selling and marketing expense was due an increase in salary and benefits of $62,000 from an increase in headcount and an increase in commission expenses of $76,000 directly related to an increase in revenue, offset by a decrease in business development costs of $58,000 primarily related to the discontinuance of the annual Partner Channel Conference.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 3% or $31,000, to $1,034,000 for the three months ended March 31, 2017 as compared to $1,065,000 for the three months ended March 31, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 9%, or $120,000 to $1,171,000 for the three months ended March 31, 2017 compared to $1,291,000 for the three months ended March 31, 2016. As Web Services revenue decreased significantly for the three months ended March 31, 2017, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Cloud Telecommunications Services segment.

Other Expense

Other expense primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other expense increased 329% or $23,000, to $30,000 for the three months ended March 31, 2017 as compared to $7,000 for the three months ended March 31, 2016. The increase is due to a decrease in sublease income as the sublease rental agreement expired in fourth quarter 2016 and was not renewed.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2017	2016
Revenue	$283	$396
Operating expenses:
Cost of revenue	33	65
Research and development	6	11
General and administrative	137	226
Total operating expenses	176	302
Operating income	107	94
Other income	-	11
Income before tax provision	$107	$105

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

Revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web Services segment revenue decreased 29% or $113,000, to $283,000 for the three months ended March 31, 2017 as compared to $396,000 for the three months ended March 31, 2016. The decrease in revenue from the prior year is primarily related to a $41,000 decrease in EPTA revenue due to a decrease in outstanding receivables, a decrease of $17,000 from web management professional services, and a decrease in hosting revenue of $55,000.

Cost of Revenue

Cost of revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services. Cost of revenue decreased 49% or $32,000, to $33,000 for the three months ended March 31, 2017 as compared to $65,000 for the three months ended March 31, 2016. The cost of revenue decrease is primarily related to a reduction in customer service costs.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 45% or $5,000, to $6,000 for the three months ended March 31, 2017 as compared to $11,000 for the three months ended March 31, 2016. The decrease was related to a reduction of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 39% or $89,000, to $137,000 for the three months ended March 31, 2017 as compared to $226,000 for the three months ended March 31, 2016. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 29% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 9%, or $120,000 to $1,171,000 for the three months ended March 31, 2017 compared to $1,291,000 for the three months ended March 31, 2016.

Other Income

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Other income decreased $11,000, to $0 for the three months ended March 31, 2017 as compared to $11,000 for the three months ended March 31, 2016. The decrease is due to a decrease in sublease income as the sublease rental agreement expired in fourth quarter 2016 and was not renewed.

Liquidity and Capital Resources

The Company has transformed into a start-up company with the inherent risks and uncertainties of funding operations until profitability is achieved. After considering the Company’s historical negative cash flow from operating activities as well as a range of internal forecast outcomes, our cash and cash equivalents of $968,000 at March 31, 2017 does not appear adequate to meet our obligations as they become due within one year following the date the financial statements are issued. Management evaluated the significance of the potential negative cash flows and determined that borrowing availability under an existing Loan Agreement would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo, extending the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018.

Working Capital

Working capital increased 607% or $346,000, to $403,000 as of March 31, 2017 as compared to $57,000 at December 31, 2016.  The increase in working capital was primarily related to the increase in cash and cash equivalents of $349,000, an increase in trade receivables, net of allowance for doubtful accounts of $53,000, an increase in inventories of $124,000, and a decrease in accrued expenses of $71,000, offset by an increase in deferred revenue, current portion of $139,000, a decrease in prepaid expenses of $60,000, and an increase in accounts payable of $57,000 during the three months ended March 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents increased 56% or $349,000, to $968,000 at March 31, 2017 as compared to $619,000 at December 31, 2016. During the three months ended March 31, 2017, we used cash flows for operating activities of $52,000, offset by $252,000 provided by investing activities from the sale of our long-term CD, and $149,000 provided by financing activities primarily related to proceeds from stock option exercises of $166,000 during the period.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 13% or $51,000, to $440,000 at March 31, 2017 as compared to $389,000 at December 31, 2016. The increase in current trade receivables can be attributed to an outstanding balance on a large customer account being funded by a third-party leasing company and from outstanding down payment invoices on new bookings. Long-term trade receivables, net of allowance for doubtful accounts, decreased 5% or $2,000, to $41,000 at March 31, 2017 as compared to $43,000 at December 31, 2016. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. As these agreements reach their terms, the long-term portion decreases.

Accounts Payable

Accounts payable increased 49% or $57,000, to $173,000 at March 31, 2017 as compared to $116,000 at December 31, 2016. Our accounts payable as of March 31, 2017 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Notes Payable

Notes payables decreased 1% or $11,000, to $1,021,000 at March 31, 2017 as compared to $1,032,000 at December 31, 2016.  The decrease is primarily related to payments on annual financing contracts and amortization of debt discounts.

Capital

Total stockholders’ equity decreased 2% or $8,000, to $507,000 at March 31, 2017 as compared to $515,000 at December 31, 2016. The significant changes in stockholders’ equity during the three months ended March 31, 2017 included net loss of $543,000, offset by an increase of additional paid-in capital of $260,000 for stock options issued to employees, $166,000 for the exercise of employee stock options, and $109,000 in common stock issued for annual interest payment on note payable.

Off Balance Sheet Arrangements

As of March 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2016 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.
Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2016 Form 10-K.

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

Crexendo, Inc.

May 3, 2017	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 3, 2017	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer