Form 10-Q
period 2017-06-30
Crexendo, Inc.
filed 2017-08-07
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer	◻		Accelerated filer	◻
Non-accelerated filer	◻	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ☑.

The number of shares outstanding of the registrant’s common stock as of July 31, 2017 was 13,830,556.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$929	$619
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $42 as of June 30, 2017 and $34 as of December 31, 2016	404	346
Inventories	254	170
Equipment financing receivables	128	121
Prepaid expenses	629	686
Other current assets	8	8
Total current assets	2,452	2,050

Certificate of deposit	-	252
Long-term trade receivables, net of allowance for doubtful accounts of $11 as of June 30, 2017 and $13 as of December 31, 2016	36	43
Long-term equipment financing receivables	104	176
Property and equipment, net	12	18
Intangible assets, net	286	335
Goodwill	272	272
Long-term prepaid expenses	169	251
Other long-term assets	122	136
Total assets	$3,453	$3,533

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$162	$116
Accrued expenses	853	997
Notes payable, current portion	127	66
Income taxes payable	5	5
Deferred revenue, current portion	960	809
Total current liabilities	2,107	1,993

Deferred revenue, net of current portion	36	43
Notes payable, net of current portion	952	966
Other long-term liabilities	-	16
Total liabilities	3,095	3,018

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 13,830,556
shares issued and outstanding as of June 30, 2017 and 13,578,556 shares issued and	14	14
Additional paid-in capital	59,383	58,716
Accumulated deficit	(59,039)	(58,215)
Total stockholders' equity	358	515

Total Liabilities and Stockholders' Equity	$3,453	$3,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service revenue	$2,182	$1,837	$4,247	$3,660
Product revenue	303	430	582	781
Total revenue	2,485	2,267	4,829	4,441

Operating expenses:
Cost of service revenue	703	741	1,397	1,503
Cost of product revenue	124	176	232	327
Selling and marketing	709	636	1,399	1,246
General and administrative	1,009	1,274	2,180	2,565
Research and development	185	216	375	445
Total operating expenses	2,730	3,043	5,583	6,086

Loss from operations	(245)	(776)	(754)	(1,645)

Other income/(expense):
Interest income	2	4	5	8
Interest expense	(36)	(31)	(71)	(66)
Other income, net	2	29	4	64
Total other income/(expense), net	(32)	2	(62)	6

Loss before income tax	(277)	(774)	(816)	(1,639)

Income tax provision	(4)	(4)	(8)	(7)

Net loss	$(281)	$(778)	$(824)	$(1,646)

Net loss per common share:
Basic	$(0.02)	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.02)	$(0.06)	$(0.06)	$(0.12)

Weighted-average common shares outstanding:
Basic	13,819,281	13,292,334	13,759,666	13,268,107
Diluted	13,819,281	13,292,334	13,759,666	13,268,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2017
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	13,578,556	$14	$58,716	$(58,215)	$515
Share-based compensation	27,000		392		392
Issuance of common stock for exercise of stock option	150,000		166		166
Issuance of common stock for interest on related party note payable	75,000		109		109
Net loss				(824)	(824)
Balance, June 30, 2017	13,830,556	$14	$59,383	$(59,039)	$358

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(824)	$(1,646)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	54	161
Depreciation and amortization	55	74
Non-cash interest expense	66	57
Share-based compensation	392	351
Amortization of deferred gain	(16)	(47)
Changes in assets and liabilities:
Trade receivables	(51)	(30)
Equipment financing receivables	65	77
Inventories	(84)	5
Prepaid expenses	140	(85)
Other assets	14	34
Accounts payable and accrued expenses	(98)	323
Deferred revenue	144	16
Net cash used for operating activities	(143)	(710)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of long-term investment	252	-
Purchase of long-term investment	-	(1)
Release of restricted cash	-	12
Net cash provided by investing activities	252	11

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	111	150
Repayments made on notes payable	(76)	(68)
Proceeds from exercise of options	166	102
Payment of contingent consideration	-	(59)
Net cash provided by financing activities	201	125

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	310	(574)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	619	1,497

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$929	$923

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(9)	$(2)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	$109	$90
Issuance of common stock for contingent consideration related to business acquisition	$-	$40
Prepaid assets financed through notes payable	$111	$116

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.           Significant Accounting Policies

Description of Business - Crexendo, Inc. (CXDO) is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” “the Company,” or “our Company.” We are a CLEC cloud telecom-services company that provides award winning cloud telecommunications services, broadband internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

The Company continues to generate losses and negative cash flows from operations. However, revenue for the six month period ended June 30, 2017 increased compared to the six month period ended June 30, 2016 and management continues to focus on managing expenses and reducing cash used for operations.  Our net losses for the three and six month periods ended June 30, 2017 showed improvement over the comparable three and six month periods ended June 30, 2016. Management evaluated the significance of the negative cash flows and believes that the operational improvements are probable of occurring and the borrowing availability under the existing Loan Agreement mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

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

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $791,000 and $413,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of June 30, 2017 and December 31, 2016, respectively.  Cash is restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2017 and December 31, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

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

Certificate of Deposit - Certificate of Deposit (“CD”) is collateral for merchant accounts. The CD was classified as long-term in the condensed consolidated balance sheet at December 31, 2016.  In March 2017, the bank removed the collateral requirement; therefore we sold the CD and transferred the proceeds to our cash and cash equivalents.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $3,000 and $3,000 for the three months ended June 30, 2017 and 2016, respectively and $6,000 and $9,000 for the six months ended June 30, 2017 and 2016, respectively.  Depreciable lives by asset group are as follows:

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

Service and Product Revenue Recognition - In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  We recognize revenue from our Cloud Telecommunications and Web Services segments on an accrual basis, with the exception of our extended payment term agreement cash receipts which are recognized on a cash basis.

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

Professional Services Revenue - Fees collected for professional services such as telecom installation services are recognized as revenue, net of expected customer refunds, over the period during which the services are performed, based upon the value for such services.

Cloud Telecommunications and Web Service Revenue - Fees collected for cloud telecommunications and website hosting services are recognized as revenue ratably as services are provided.  Customers are billed for these services on a monthly or annual basis at the customer’s option.  We recognize revenue ratably over the applicable service period.  When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

Equipment Sales and Financing Revenue - Revenue generated from the sale of telecommunications equipment is recognized when the devices are installed and cloud telecommunications services begin.

Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone desktop devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease.  The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned.  Revenue from operating leases in recognized ratably over the applicable service period.

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and Internet service providers. We receive commissions when the services are bundled with our offerings and we recognize commission revenue when received.

Cost of Service Revenue – Cost of service includes Cloud Telecommunications and Web Services cost of service revenue.  Cloud Telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and business Internet providers, costs of other third party services we resell, personnel and travel expenses related to system implementation, and customer service. Web Services cost of service revenue consists primarily of customer service costs and outsourcing fees related to fulfillment of our professional web management services.

Cost of Product Revenue – Cost of product revenue primarily consists of the costs associated with the purchase of desktop devices and other third party equipment we purchase for resale.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and six months ended June 30, 2017 and 2016.

Operating Segments - Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Research and development expenses are allocated to Cloud Telecommunications and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Cloud Telecommunications and Web Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to both segments based on revenue recognized for each segment.  Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2017 and 2016.  One telecom customer accounted for 10% of our total trade accounts receivable as of June 30, 2017 and one telecom customer accounted for 11% of total trade accounts receivable as of December 31, 2016.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 (and interim periods within those annual periods) and early adoption is permitted.  ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of June 30, 2017 and December 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2017.  The adoption of this ASU did not impact our condensed consolidated financial statements for the three and six months ended June 30, 2017, as there are no performance targets associated with outstanding awards.

Recently Issued Accounting Pronouncements – In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, the amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

2.           Net Loss Per Common Share

 Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and six months ended June 30, 2017 and 2016 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss (in thousands)	$(281)	$(778)	$(824)	$(1,646)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,819,281	13,292,334	13,759,666	13,268,107
Diluted shares outstanding	13,819,281	13,292,334	13,759,666	13,268,107

Net loss per common share:
Basic	$(0.02)	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.02)	$(0.06)	$(0.06)	$(0.12)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At June 30, 2017 and 2016, the common stock equivalent shares were, as follows:

	June 30,	June 30,
	2017	2016

Shares of common stock issuable under equity incentive plans outstanding	4,067,956	4,034,288
Shares of common stock issuable upon conversion of warrants	-	165,000
Common stock equivalent shares excluded from diluted net loss per share	4,067,956	4,199,288

3.           Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2017	2016

Trade receivables	$436	$366
Conforming EPTAs	53	66
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	-	-
Gross trade receivables	493	436
Less: allowance for doubtful accounts	(53)	(47)
Trade receivables, net	$440	$389

Current trade receivables, net	$404	$346
Long-term trade receivables, net	36	43
Trade receivables, net	$440	$389

All current and long-term EPTAs in the table above had original contract terms of greater than one year.  The Company wrote off $10,000 of EPTAs during the six months ended June 30, 2017 and $37,000 during the year ended December 31, 2016, of which, all had original contract terms of greater than one year.

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

	June 30,	December 31,
	2017	2016

Gross financing receivables	$403	$573
Less unearned income	(171)	(276)
Financing receivables, net	232	297
Less: Current portion of finance receivables, net	(128)	(121)
Finance receivables due after one year	$104	$176

5.           Prepaid Expenses

 Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid commissions	$438	$503
Prepaid corporate insurance	95	45
Prepaid interest on related-party note payable	54	-
Prepaid inventory deposits	-	156
Other prepaid expenses	211	233
Total prepaid assets	$798	$937

Included in the totals above is $169,000 and $251,000 of long-term prepaid commissions as of June 30, 2017 and December 31, 2016, respectively.

6.           Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization:
Customer relationships	(655)	(607)
Developed technology	(198)	(197)
Total	$286	$335

Amortization expense is included in general and administrative expenses and totaled $24,000 and $33,000 for the three months ended June 30, 2017 and 2016, respectively, and $49,000 and $65,000 for the six months ended June 30, 2017 and 2016, respectively.

7.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued wages and benefits	$269	$369
Accrued accounts payable	193	230
Accrued sales and telecommunications taxes	305	310
Other	86	88
Total accrued expenses	$853	$997

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

During the six months ended June 30, 2017, the Company entered into an amendment to our Loan Agreement with Steven G. Mihaylo.  The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial loan agreement.

Other Notes Payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Related-party note payable	$1,000	$1,000
Other notes payable	160	124
	1,160	1,124
Less: notes payable discount	(81)	(92)
Net carrying value of notes payable	1,079	1,032
Less: current portion of long-term notes payable	(127)	(66)
Long-term notes payable	$952	$966

As of June 30, 2017, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2017	$65
2018	89
2019	6
2020	1,000
Total	$1,160

9.           Fair Value Measurements

We have financial instruments as of June 30, 2017 and December 31, 2016 for which the fair value is summarized below (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$440	$440	$389	$389
Equipment financing receivables	232	232	297	297
Certificate of deposit	—	—	252	252
Liabilities:
Notes payable including discount from warrant grant	1,079	1,169	1,032	1,133

Assets for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2017 and December 31, 2016 (in thousands):

Fair value measurement at reporting date
Description	June 30, 2017	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$-	$-	$-	$-

Description	December 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

10.         Income Taxes

Our effective tax rate for the three and six months ended June 30, 2017 was (1.4)% and (1.0)%, respectively, which resulted in an income tax provision of $(4,000) and $(8,000), respectively.  The tax provision is due to state tax payments made with extensions filed.

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

11.           Commitments and Contingencies

Operating Leases

We lease certain of our corporate offices under a non-cancelable operating lease agreement expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Rent expense incurred on operating leases for the three months ended June 30, 2017 and 2016 was approximately $5,000 and $30,000, respectively.  Rent expense incurred on operating leases for the six months ended June 30, 2017 and 2016 was approximately $10,000 and $60,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash.  The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of 36 months to offset rent expense.  Deferred gain amortization for the three months ended June 30, 2017 and 2016 was $0 and $24,000, respectively.  Deferred gain amortization for the six months ended June 30, 2017 and 2016 was $16,000 and $47,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash.  Rent expense incurred on the sale-leaseback during the three months ended June 30, 2017 and 2016 was $75,000 and $57,000, respectively.  Rent expense incurred on the sale-leaseback during the six months ended June 30, 2017 and 2016 was $138,000 and $114,000, respectively.

Future aggregate minimum lease obligations under the operating lease and sale-leaseback as of June 30, 2017, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2017	$160
2018	315
2019	300
2020	50
Total	$825

12.           Segments

Management has chosen to organize the Company around differences based on its products and services.  Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband internet services. Web Services segment generates revenue from website hosting and other professional services.  The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Cloud telecommunications	$2,216	$1,920	$4,277	$3,698
Web services	269	347	552	743
Consolidated revenue	2,485	2,267	4,829	4,441

Income/(loss) from operations:
Cloud telecommunications	(373)	(872)	(989)	(1,835)
Web services	128	96	235	190
Total operating loss	(245)	(776)	(754)	(1,645)
Other income/(expense), net:
Cloud telecommunications	(32)	(3)	(62)	(10)
Web services	-	5	-	16
Total other income/(expense), net	(32)	2	(62)	6
Income/(loss) before income tax provision
Cloud telecommunications	(405)	(875)	(1,051)	(1,845)
Web services	128	101	235	206
Loss before income tax provision	$(277)	$(774)	$(816)	$(1,639)

Depreciation and amortization was $25,000 and $31,000 for the Cloud Telecommunications segment for the three months ended June 30, 2017 and 2016, respectively.  Depreciation and amortization was $49,000 and $63,000 for the Cloud Telecommunications segment for the six months ended June 30, 2017 and 2016, respectively. Depreciation and amortization was $3,000 and $5,000 for the Web Services segment for the three months ended June 30, 2017 and 2016, respectively.  Depreciation and amortization was $6,000 and $11,000 for the Web Services segment for the six months ended June 30, 2017 and 2016, respectively.

Interest income was $2,000 and $4,000 for the Web Services segment for the three months ended June 30, 2017 and 2016, respectively.  Interest income was $5,000 and $8,000 for the Web Services segment for the six months ended June 30, 2017 and 2016, respectively.

Interest expense was $32,000 and $27,000 for the Cloud Telecommunications segment for the three months ended June 30, 2017 and 2016, respectively.  Interest expense was $63,000 and $56,000 for the Cloud Telecommunications segment for the six months ended June 30, 2017 and 2016, respectively.  Interest expense was $4,000 and $4,000 for the Web Services segment for the three months ended June 30, 2017 and 2016, respectively.  Interest expense was $8,000 and $10,000 for the Web Services segment for the six months ended June 30, 2017 and 2016, respectively.

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

OVERVIEW

We are a CLEC cloud telecom-services company that provides award winning cloud telecommunications services, broadband internet services and other cloud business services. Our solutions are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

Cloud Telecommunications segment - Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud.  Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers.  This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or a mobile device.

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

Our Cloud Telecommunications service revenue increased 28% or $423,000 to $1,913,000 for the three months ended June 30, 2017 as compared to $1,490,000 for the three months ended June 30, 2016.  Cloud Telecommunications service revenue increased 27% or $778,000 to $3,695,000 for the six months ended June 30, 2017 as compared to $2,917,000 for the six months ended June 30, 2016.  Our Cloud Telecommunications product revenue decreased 30% or $127,000 to $303,000 for the three months ended June 30, 2017 as compared to $430,000 for the three months ended June 30, 2016.  Cloud Telecommunications product revenue decreased 25% or $199,000 to $582,000 for the six months ended June 30, 2017 as compared to $781,000 for the six months ended June 30, 2016.  As of June 30, 2017 and 2016, our backlog was $18,045,000 and $15,280,000, respectively.

Web Services segment - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 22% or $78,000 to $269,000 for the three months ended June 30, 2017 as compared to $347,000 for the three months ended June 30, 2016.  Web Services revenue decreased 26% or $191,000 to $552,000 or the six months ended June 30, 2017 as compared to $743,000 for the six months ended June 30, 2016.

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

Cloud Telecommunications - Our cloud telecommunications offering includes hardware and collaboration software and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as Crexendo branded desktop phones, mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standard Internet, Web and IP or cloud technologies. Our services also use our complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies and customer satisfaction. Our infrastructure comprises of computing, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

In our August 7, 2017 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA.  The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP.  Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(281)	$(778)	$(824)	$(1,646)
Share-based compensation	132	158	392	351
Amortization of rent expense paid in stock, net of deferred gain	-	57	38	114
Amortization of intangible assets	25	33	49	66
Non-cash interest expense	33	28	66	57
Non-GAAP net loss	$(91)	$(502)	$(279)	$(1,058)

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(281)	$(778)	$(824)	$(1,646)
Depreciation and amortization	28	36	55	74
Interest expense	36	31	71	66
Interest and other income	(4)	(33)	(9)	(72)
Income tax provision	4	4	8	7
EBITDA	(217)	(740)	(699)	(1,571)
Share-based compensation	132	158	392	351
Amortization of rent expense paid in stock, net of deferred gain	-	57	38	114
Adjusted EBITDA	$(85)	$(525)	$(269)	$(1,106)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service revenue	$2,182	$1,837	$4,247	$3,660
Product revenue	303	430	582	781
Total revenue	2,485	2,267	4,829	4,441
Loss before income taxes	(277)	(774)	(816)	(1,639)
Income tax provision	(4)	(4)	(8)	(7)
Net loss	(281)	(778)	(824)	(1,646)
Basic net loss per share	$(0.02)	$(0.06)	$(0.06)	$(0.12)
Diluted net loss per share	$(0.02)	$(0.06)	$(0.06)	$(0.12)

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Total service revenue increased 19% or $345,000, to $2,182,000 for the three months ended June 30, 2017 as compared to $1,837,000 for the three months ended June 30, 2016. Cloud Telecommunications service revenue increased 28% or $423,000, to $1,913,000 for the three months ended June 30, 2017 as compared to $1,490,000 for the three months ended June 30, 2016.  Web service revenue decreased 22% or $78,000, to $269,000 for the three months ended June 30, 2017 as compared to $347,000 for the three months ended June 30, 2016.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 30% or $127,000, to $303,000 for the three months ended June 30, 2017 as compared to $430,000 for the three months ended June 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 64% or $497,000, to $277,000 for the three months ended June 30, 2017 as compared to loss before income tax of $774,000 for the three months ended June 30, 2016.  The decrease in loss before income tax is primarily due to the increase in revenue of $218,000 and a decrease in operating expenses of $313,000, offset by a decrease in other income of $34,000.

Income Tax Provision

We had an income tax provision of $4,000 for the three months ended June 30, 2017 compared to an income tax provision of $4,000 for the three months ended June 30, 2016.  We had a pre-tax loss for the three months ended June 30, 2017 and 2016 of $277,000 and $774,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Total service revenue increased 16% or $587,000, to $4,247,000 for the six months ended June 30, 2017 as compared to $3,660,000 for the six months ended June 30, 2016. Cloud Telecommunications service revenue increased 27% or $778,000, to $3,695,000 for the six months ended June 30, 2017 as compared to $2,917,000 for the six months ended June 30, 2016.  Web Service revenue decreased 26% or $191,000, to $552,000 for the six months ended June 30, 2017 as compared to $743,000 for the six months ended June 30, 2016.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment.  Product revenue decreased 25% or $199,000, to $582,000 for the six months ended June 30, 2017 as compared to $781,000 for the six months ended June 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 50% or $823,000, to $816,000 for the six months ended June 30, 2017 as compared to loss before income tax of $1,639,000 for the six months ended June 30, 2016.  The decrease in loss before income tax is primarily due to the increase in revenue of $388,000, a decrease in operating expenses of $503,000, offset by a decrease in other income of $68,000.

Income Tax Provision

We had an income tax provision of $8,000 for the six months ended June 30, 2017 compared to an income tax provision of $7,000 for the six months ended June 30, 2016.  We had a pre-tax loss for the six months ended June 30, 2017 and 2016 of $816,000 and $1,639,000, respectively, and a full valuation allowance on all of our deferred tax assets for the six months ended June 30, 2017 and 2016.

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.  The information below is organized in accordance with our two reportable segments. Segment operating income (loss) is equal to segment net revenue less segment cost of service revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications	2017	2016	2017	2016
Service revenue	$1,913	$1,490	$3,695	$2,917
Product revenue	303	430	582	781
Total revenue	2,216	1,920	4,277	3,698
Operating expenses:
Cost of service revenue	675	688	1,336	1,385
Cost of product revenue	124	176	232	327
Research and development	179	207	363	425
Selling and marketing	709	636	1,399	1,246
General and administrative	902	1,085	1,936	2,150
Total operating expenses	2,589	2,792	5,266	5,533
Operating loss	(373)	(872)	(989)	(1,835)
Other expense	(32)	(3)	(62)	(10)
Loss before tax provision	$(405)	$(875)	$(1,051)	$(1,845)

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Service revenue increased 28% or $423,000, to $1,913,000 for the three months ended June 30, 2017 as compared to $1,490,000 for the three months ended June 30, 2016.  The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $461,000, offset by a decrease in equipment lease interest of $27,000 and a decrease in broadband Internet revenue of $11,000.  A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment.  Product revenue decreased 30% or $127,000, to $303,000 for the three months ended June 30, 2017 as compared to $430,000 for the three months ended June 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2017 and 2016.  Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2017 and 2016, and June 30, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2017	$16,888
Cloud Telecommunications backlog as of June 30, 2017	$18,045

Cloud Telecommunications backlog as of April 1, 2016	$14,723
Cloud Telecommunications backlog as of June 30, 2016	$15,434

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications, broadband internet, and software providers, costs related to installations, and customer service.  Cost of service revenue decreased 2% or $13,000, to $675,000 for the three months ended June 30, 2017 as compared to $688,000 for the three months ended June 30, 2016.  The decrease in cost of service revenue was primarily due to a decrease in salary and benefits of $46,000 associated with a reduction in customer service headcount and an $8,000 decrease in broadband Internet costs related to a decrease in broadband Internet revenue.  The decreases were offset by an increase in bandwidth costs of $33,000 directly related to the increase in monthly recurring revenue and an $8,000 increase in credit card processing fees directly related to the increase in Cloud Telecommunications revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment.  Cost of product revenue decreased 30% or $52,000, to $124,000 for the three months ended June 30, 2017 as compared to $176,000 for the three months ended June 30, 2016 directly related to the decrease in product sales.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products.  Research and development salary expenses decreased 14% or $28,000, to $179,000 for the three months ended June 30, 2017 as compared to $207,000 for the three months ended June 30, 2016 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, and the production of marketing materials.   Selling and marketing expenses increased 11% or $73,000, to $709,000 for the three months ended June 30, 2017 as compared to $636,000 for the three months ended June 30, 2016.  The increase in selling and marketing expense was due an increase in salary and benefits of $76,000 resulting from hiring additional sales representatives and an increase in commission expenses of $44,000 directly related to overall increase in revenue, offset by a decrease in sales support software costs of $47,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses.  General and administrative expenses decreased 17% or $183,000, to $902,000 for the three months ended June 30, 2017 as compared to $1,085,000 for the three months ended June 30, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.  Consolidated general and administrative expenses decreased 21%, or $265,000 to $1,009,000 for the three months ended June 30, 2017 compared to $1,274,000 for the three months ended June 30, 2016. As Web service revenue decreased significantly for the three months ended June 30, 2017, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Cloud Telecommunications segment.

Other Expense

Other expense primarily relates to the allocated portions of interest expense, offset by sublease rental income.  Net other expense increased 967% or $29,000, to $32,000 for the three months ended June 30, 2017 as compared to $3,000 for the three months ended June 30, 2016.  The increase is due to a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Service revenue increased 27% or $778,000, to $3,695,000 for the six months ended June 30, 2017 as compared to $2,917,000 for the six months ended June 30, 2016. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $859,000, offset by a decrease in equipment lease interest of $55,000 and a decrease in broadband Internet services revenue of $26,000. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment.  Product revenue decreased 25% or $199,000, to $582,000 for the six months ended June 30, 2017 as compared to $781,000 for the six months ended June 30, 2016.  Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2017 and 2016.  Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2017 and 2016, and June 30, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2017	$15,921
Cloud Telecommunications backlog as of June 30, 2017	$18,045

Cloud Telecommunications backlog as of January 1, 2016	$13,907
Cloud Telecommunications backlog as of June 30, 2016	$15,434

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications, broadband internet, and software providers, costs related to installations, and customer service.  Cost of service revenue decreased 4% or $49,000, to $1,336,000 for the six months ended June 30, 2017 as compared to $1,385,000 for the six months ended June 30, 2016.   The decrease in cost of service revenue was primarily due to a decrease in salary and benefits of $111,000 associated with a reduction in customer service headcount and a $16,000 decrease in broadband Internet costs related to a decrease in broadband Internet revenue.  The decreases were offset by an increase in bandwidth costs of $66,000 directly related to the increase in monthly recurring revenue and a $12,000 increase in credit card processing fees directly related to the increase in Cloud Telecommunications revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment.  Cost of product revenue decreased 29% or $95,000, to $232,000 for the six months ended June 30, 2017 as compared to $327,000 for the six months ended June 30, 2016 directly related to the decrease in product sales.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products.  Research and development salary expenses decreased 15% or $62,000, to $363,000 for the six months ended June 30, 2017 as compared to $425,000 for the three months ended June 30, 2016 due to fluctuations in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, and the production of marketing materials.   Selling and marketing expenses increased 12% or $153,000, to $1,399,000 for the six months ended June 30, 2017 as compared to $1,246,000 for the six months ended June 30, 2016.  The increase in selling and marketing expense was due an increase in salary and benefits of $137,000 resulting from hiring additional sales representatives and an increase in commission expenses of $119,000 directly related to overall increase in revenue, offset by a decrease in sales support software costs of $54,000, and a decrease in business development costs of $49,000 primarily related to the discontinuance of the annual partner channel conference.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses.  General and administrative expenses decreased 10% or $214,000, to $1,936,000 for the six months ended June 30, 2017 as compared to $2,150,000 for the six months ended June 30, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses.  Consolidated general and administrative expenses decreased 15%, or $385,000 to $2,180,000 for the six months ended June 30, 2017 compared to $2,565,000 for the six months ended June 30, 2016. As Web service revenue decreased significantly for the six months ended June 30, 2017, we allocated less of the general and administrative expenses to the Web Services segment and more expenses to the Cloud Telecommunications segment.

Other Expense

Other expense primarily relates to the allocated portions of interest expense, offset by sublease rental income.  Net other expense increased 520% or $52,000, to $62,000 for the six months ended June 30, 2017 as compared to $10,000 for the six months ended June 30, 2016.  The increase is due to a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Operating Results of Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Web Services	2017	2016	2017	2016
Service revenue	$269	$347	$552	$743
Operating expenses:
Cost of service revenue	28	53	61	118
Research and development	6	9	12	20
General and administrative	107	189	244	415
Total operating expenses	141	251	317	553
Operating income	128	96	235	190
Other income	-	5	-	16
Income before tax provision	$128	$101	$235	$206

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Service Revenue

Service revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web service revenue decreased 22% or $78,000, to $269,000 for the three months ended June 30, 2017 as compared to $347,000 for the three months ended June 30, 2016.  The decrease in service revenue from the prior year is primarily related to a $12,000 decrease in EPTA revenue due to a decrease in outstanding receivables, a decrease of $14,000 from a decline in web management professional services, and a decrease in hosting revenue of $52,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services.  Cost of service revenue decreased 47% or $25,000, to $28,000 for the three months ended June 30, 2017 as compared to $53,000 for the three months ended June 30, 2016.  The cost of service revenue decrease is primarily related to cost savings from bringing customer support in house near the end of 2016.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 33% or $3,000, to $6,000 for the three months ended June 30, 2017 as compared to $9,000 for the three months ended June 30, 2016.  The decrease was related to a reduction of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses.  General and administrative expenses decreased 43% or $82,000, to $107,000 for the three months ended June 30, 2017 as compared to $189,000 for the three months ended June 30, 2016.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 22% decrease in service revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 21%, or $265,000 to $1,009,000 for the three months ended June 30, 2017 compared to $1,274,000 for the three months ended June 30, 2016.

Other Income

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Other income decreased $5,000, to $0 for the three months ended June 30, 2017 as compared to $5,000 for the three months ended June 30, 2016.  The decrease is due to a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Service Revenue

Service revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web service revenue decreased 26% or $191,000, to $552,000 for the six months ended June 30, 2017 as compared to $743,000 for the six months ended June 30, 2016.  The decrease in service revenue from the prior year is primarily related to a $53,000 decrease in EPTA revenue due to a decrease in outstanding receivables, a decrease of $31,000 from a decline in web management professional services, and a decrease in hosting revenue of $107,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services.  Cost of service revenue decreased 48% or $57,000, to $61,000 for the six months ended June 30, 2017 as compared to $118,000 for the six months ended June 30, 2016.  The cost of service revenue decrease is primarily related to cost savings from bringing customer support in house near the end of 2016.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products.  Research and development expenses decreased 40% or $8,000, to $12,000 for the six months ended June 30, 2017 as compared to $20,000 for the six months ended June 30, 2016.  The decrease was related to a reduction of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses.  General and administrative expenses decreased 41% or $171,000, to $244,000 for the six months ended June 30, 2017 as compared to $415,000 for the six months ended June 30, 2016.  The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 26% decrease in service revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 15%, or $385,000 to $2,180,000 for the six months ended June 30, 2017 compared to $2,565,000 for the six months ended June 30, 2016.

Other Income

Other income primarily relates to the allocated portions of interest expense and sublease rental income. Other income decreased $16,000, to $0 for the six months ended June 30, 2017 as compared to $16,000 for the six months ended June 30, 2016.  The decrease is due to a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Liquidity and Capital Resources

The Company continues to generate losses and negative cash flows from operations. However, revenue for the six month period ended June 30, 2017 increased compared to the six month period ended June 30, 2016 and management continues to focus on managing expenses and reducing cash used for operations.  Our net losses for the three and six month periods ended June 30, 2017 showed improvement over the comparable three and six month periods ended June 30, 2016. Management evaluated the significance of the negative cash flows and believes that the operational improvements are probable of occurring and the borrowing availability under the existing Loan Agreement mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

Working Capital

Working capital increased 505% or $288,000, to $345,000 as of June 30, 2017 as compared to $57,000 at December 31, 2016.  The increase in working capital was primarily related to the increase in cash and cash equivalents of $310,000, an increase in trade receivables, net of allowance for doubtful accounts of $58,000, an increase in inventories of $84,000, an increase in equipment financing receivables of $7,000, and a decrease in accrued expenses of $144,000, offset by an increase in deferred revenue, current portion of $151,000, an increase in notes payable, current portion of $61,000, a decrease in prepaid expenses of $57,000, and an increase in accounts payable of $46,000 during the six months ended June 30, 2017.

Cash and Cash Equivalents

Cash and cash equivalents increased 50% or $310,000, to $929,000 at June 30, 2017 as compared to $619,000 at December 31, 2016. During the six months ended June 30, 2017, we used cash flows for operating activities of $143,000, offset by $252,000 provided by investing activities from the sale of our long-term CD, and $201,000 provided by financing activities primarily related to proceeds from stock option exercises of $166,000 and proceeds from notes payable net of repayments of $35,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 13% or $51,000, to $440,000 at June 30, 2017 as compared to $389,000 at December 31, 2016. The increase in current trade receivables can be attributed to an increase in receivables due from our merchant account processors of $41,000 and an outstanding down payment invoice of $10,000 for a new sales booking. Long-term trade receivables, net of allowance for doubtful accounts, decreased 16% or $7,000, to $36,000 at June 30, 2017 as compared to $43,000 at December 31, 2016.  In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. As these agreements reach their end of term, the long-term portion decreases.

Accounts Payable

Accounts payable increased 40% or $46,000, to $162,000 at June 30, 2017 as compared to $116,000 at December 31, 2016.  Our accounts payable as of June 30, 2017 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Notes Payable

Notes payable increased 5% or $47,000, to $1,079,000 at June 30, 2017 as compared to $1,032,000 at December 31, 2016.  The increase is primarily related to the financing of $86,000 for a corporate insurance policy renewed during second quarter, and $25,000 for maintenance of hardware and software, offset by $64,000 of payments and amortization of debt discounts.

Capital

Total stockholders’ equity decreased 30% or $157,000, to $358,000 at June 30, 2017 as compared to $515,000 at December 31, 2016. The significant changes in stockholders’ equity during the six months ended June 30, 2017 included net loss of $824,000, offset by an increase of additional paid-in capital of $392,000 from stock-based compensation expense, $166,000 from the exercise of employee stock options, and $109,000 in common stock issued for annual interest payment on note payable.

Off Balance Sheet Arrangements

As of June 30, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 7, 2017	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 7, 2017	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer