Form 10-Q
period 2017-09-30
Crexendo, Inc.
filed 2017-11-01
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 14,275,555.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,207	$619
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $27
as of September 30, 2017 and $34 as of December 31, 2016	387	346
Inventories	153	170
Equipment financing receivables	126	121
Prepaid expenses	469	686
Other current assets	8	8
Total current assets	2,450	2,050

Certificate of deposit	-	252
Long-term trade receivables, net of allowance for doubtful accounts
of $10 as of September 30, 2017 and $13 as of December 31, 2016	33	43
Long-term equipment financing receivables	78	176
Property and equipment, net	10	18
Intangible assets, net	262	335
Goodwill	272	272
Long-term prepaid expenses	171	251
Other long-term assets	122	136
Total assets	$3,398	$3,533

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$63	$116
Accrued expenses	936	997
Notes payable, current portion	98	66
Income taxes payable	9	5
Deferred revenue, current portion	984	809
Total current liabilities	2,090	1,993

Deferred revenue, net of current portion	33	43
Notes payable, net of current portion	43	966
Other long-term liabilities	-	16
Total liabilities	2,166	3,018

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,275,555 shares issued and outstanding as of September 30, 2017 and 13,578,556 shares issued and
outstanding as of December 31, 2016	14	14
Additional paid-in capital	60,446	58,716
Accumulated deficit	(59,228)	(58,215)
Total stockholders' equity	1,232	515

Total Liabilities and Stockholders' Equity	$3,398	$3,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service revenue	$2,305	$1,946	$6,552	$5,606
Product revenue	385	387	967	1,168
Total revenue	2,690	2,333	7,519	6,774

Operating expenses:
Cost of service revenue	709	776	2,106	2,279
Cost of product revenue	152	156	384	483
Selling and marketing	734	681	2,133	1,927
General and administrative	955	1,140	3,135	3,705
Research and development	194	189	569	634
Total operating expenses	2,744	2,942	8,327	9,028

Loss from operations	(54)	(609)	(808)	(2,254)

Other income/(expense):
Interest income	3	4	8	12
Interest expense	(135)	(39)	(206)	(105)
Other income, net	5	27	9	91
Total other income/(expense), net	(127)	(8)	(189)	(2)

Loss before income tax	(181)	(617)	(997)	(2,256)

Income tax provision	(8)	(4)	(16)	(11)

Net loss	$(189)	$(621)	$(1,013)	$(2,267)

Net loss per common share:
Basic	$(0.01)	$(0.05)	$(0.07)	$(0.17)
Diluted	$(0.01)	$(0.05)	$(0.07)	$(0.17)

Weighted-average common shares outstanding:
Basic	13,951,480	13,411,569	13,824,307	13,316,277
Diluted	13,951,480	13,411,569	13,824,307	13,316,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2017
 (In thousands, except share data)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	13,578,556	$14	$58,716	$(58,215)	$515
Share-based compensation	27,000		481		481
Issuance of common stock for exercise of stock option	594,999		1,140		1,140
Issuance of common stock for interest on related party note payable	75,000		109		109
Net loss				(1,013)	(1,013)
Balance, September 30, 2017	14,275,555	$14	$60,446	$(59,228)	$1,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,013)	$(2,267)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	54	242
Depreciation and amortization	81	110
Non-cash interest expense	198	18
Share-based compensation	481	504
Amortization of deferred gain	(16)	(70)
Changes in assets and liabilities:
Trade receivables	(31)	96
Equipment financing receivables	93	119
Inventories	17	10
Prepaid expenses	244	81
Other assets	14	38
Accounts payable and accrued expenses	(114)	361
Income tax payable	4	4
Deferred revenue	165	17
Net cash (used for)/provided by operating activities	177	(737)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of certificate of deposit	252	-
Purchase of long-term investment	-	(1)
Release of restricted cash	-	12
Net cash provided by investing activities	252	11

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	111	150
Repayments made on notes payable	(1,092)	(119)
Proceeds from exercise of options	1,140	9
Proceeds from exercise of warrants	-	102
Payment of contingent consideration	-	(59)
Net cash provided by financing activities	159	83

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	588	(643)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	619	1,497

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,207	$854

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(12)	$(2)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	$109	$101
Issuance of common stock for contingent consideration related to business acquisition	$-	$40
Prepaid assets financed through notes payable	$111	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.
Significant Accounting Policies

Description of Business - Crexendo, Inc. (CXDO) is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” “the Company,” or “our Company.” We are a next generation CLEC and an award-winning leader and provider of UCaaS cloud telecom services, broadband internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

The Company continues to generate losses. However, revenue for the nine month period ended September 30, 2017 increased compared to the nine month period ended September 30, 2016 and management continues to focus on managing expenses and reducing cash used for operations. Our net losses for the three and nine month periods ended September 30, 2017 showed improvement over the comparable three and nine month periods ended September 30, 2016. Management evaluated the significance of the negative cash flows and believes that the operational improvements are probable of occurring and the borrowing availability under the existing Loan Agreement mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

Basis of Presentation – The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., StoresOnline, Inc., StoresOnline International Canada ULC, Avail 24/7 Inc., and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), consistent in all material respects with those applied in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,003,000 and $413,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of September 30, 2017 and December 31, 2016, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2017 and December 31, 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $2,000 and $3,000 for the three months ended September 30, 2017 and 2016, respectively and $8,000 and $12,000 for the nine months ended September 30, 2017 and 2016, respectively. Depreciable lives by asset group are as follows:

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three and nine months ended September 30, 2017 and 2016.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2017 and 2016. One telecom customer accounted for 10% of our total trade accounts receivable as of September 30, 2017 and one telecom customer accounted for 11% of total trade accounts receivable as of December 31, 2016.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2017. The adoption of this ASU did not impact our condensed consolidated financial statements for the three and nine months ended September 30, 2017, as there are no performance targets associated with outstanding awards.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this new ASU will not have a material impact on our consolidated financial statements.

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

2.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and nine months ended September 30, 2017 and 2016 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss (in thousands)	$(189)	$(621)	$(1,013)	$(2,267)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	13,951,480	13,411,569	13,824,307	13,316,277
Diluted shares outstanding	13,951,480	13,411,569	13,824,307	13,316,277

Net loss per common share:
Basic	$(0.01)	$(0.05)	$(0.07)	$(0.17)
Diluted	$(0.01)	$(0.05)	$(0.07)	$(0.17)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At September 30, 2017 and 2016, the common stock equivalent shares were, as follows:

	September 30,	September 30,
	2017	2016

Shares of common stock issuable under equity incentive plans outstanding	3,598,710	3,935,812
Shares of common stock issuable upon conversion of warrants	-	165,000
Common stock equivalent shares excluded from diluted net loss per share	3,598,710	4,100,812

3.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2017	2016

Trade receivables	$409	$366
Conforming EPTAs	43	66
Non-Conforming EPTAs:
1 - 30 days	5	4
31 - 60 days	-	-
61 - 90 days	-	-
Gross trade receivables	457	436
Less: allowance for doubtful accounts	(37)	(47)
Trade receivables, net	$420	$389

Current trade receivables, net	$387	$346
Long-term trade receivables, net	33	43
Trade receivables, net	$420	$389

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $3,000 of EPTAs during the nine months ended September 30, 2017 and $37,000 during the year ended December 31, 2016, of which, all had original contract terms of greater than one year.

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

	September 30,	December 31,
	2017	2016

Gross financing receivables	$332	$573
Less unearned income	(128)	(276)
Financing receivables, net	204	297
Less: Current portion of finance receivables, net	(126)	(121)
Finance receivables due after one year	$78	$176

5.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid commissions	$449	$503
Prepaid corporate insurance	69	45
Prepaid inventory deposits	34	156
Other prepaid expenses	88	233
Total prepaid assets	$640	$937

Included in the totals above is $171,000 and $251,000 of long-term prepaid commissions as of September 30, 2017 and December 31, 2016, respectively.

6.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization:
Customer relationships	(679)	(607)
Developed technology	(198)	(197)
Total	$262	$335

Amortization expense is included in general and administrative expenses and totaled $24,000 and $33,000 for the three months ended September 30, 2017 and 2016, respectively, and $73,000 and $98,000 for the nine months ended September 30, 2017 and 2016, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued wages and benefits	$359	$369
Accrued accounts payable	174	230
Accrued sales and telecommunications taxes	321	310
Other	82	88
Total accrued expenses	$936	$997

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

In February 2017, the Company entered into a second amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial loan agreement.

In September 2017, Steven G. Mihaylo exercised 444,999 options for a total strike price of $974,000. The Company used the proceeds from the stock options exercise to repay $974,000 of the $1.0 million outstanding related-party note payable. During the three month period ended September 30, 2017, the Company accelerated the amortization of the debt discount in the amount of $75,000 and prepaid interest of $34,000.

Other Notes Payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Related-party note payable	$26	$1,000
Other notes payable	117	124
	143	1,124
Less: notes payable discount	(2)	(92)
Net carrying value of notes payable	141	1,032
Less: current portion of long-term notes payable	(98)	(66)
Long-term notes payable	$43	$966

As of September 30, 2017, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2017	$22
2018	89
2019	6
2020	26
Total	$143

9.
Fair Value Measurements

We have financial instruments as of September 30, 2017 and December 31, 2016 for which the fair value is summarized below (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$420	$420	$389	$389
Equipment financing receivables	204	204	297	297
Certificate of deposit	—	—	252	252
Liabilities:
Notes payable including discount from warrant grant	141	153	1,032	1,133

Assets for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2017 and December 31, 2016 (in thousands):

Fair value measurement at reporting date
Description	September 30, 2017	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$-	$-	$-	$-

Description	December 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

10.
Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was (4.4)% and (1.6)%, respectively, which resulted in an income tax provision of $(8,000) and $(16,000), respectively. The tax provision is for state tax payments made with extensions filed.

Our effective tax rate for the three and nine months ended September 30, 2016 was (0.6)% and (0.5)%, respectively, which resulted in an income tax provision of $(4,000) and $(11,000), respectively. The tax provision is for state tax payments made with extensions filed.

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

11.
Commitments and Contingencies

Operating Leases

We lease certain of our corporate offices under a non-cancelable operating lease agreement expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Rent expense incurred on operating leases for the three months ended September 30, 2017 and 2016 was approximately $5,000 and $87,000, respectively. Rent expense incurred on operating leases for the nine months ended September 30, 2017 and 2016 was approximately $15,000 and $261,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of 36 months to offset rent expense. Deferred gain amortization for the three months ended September 30, 2017 and 2016 was $0 and $23,000, respectively. Deferred gain amortization for the nine months ended September 30, 2017 and 2016 was $16,000 and $70,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the three months ended September 30, 2017 and 2016 was $75,000 and $57,000, respectively. Rent expense incurred on the sale-leaseback during the nine months ended September 30, 2017 and 2016 was $213,000 and $171,000, respectively.

Future aggregate minimum lease obligations under the operating lease and sale-leaseback as of September 30, 2017, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2017	$80
2018	315
2019	300
2020	50
Total	$745

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Cloud telecommunications	$2,427	$2,013	$6,704	$5,711
Web services	263	320	815	1,063
Consolidated revenue	2,690	2,333	7,519	6,774

Income/(loss) from operations:
Cloud telecommunications	(196)	(716)	(1,185)	(2,551)
Web services	142	107	377	297
Total operating loss	(54)	(609)	(808)	(2,254)
Other income/(expense), net:
Cloud telecommunications	(122)	(11)	(184)	(21)
Web services	(5)	3	(5)	19
Total other income/(expense), net	(127)	(8)	(189)	(2)
Income/(loss) before income tax provision
Cloud telecommunications	(318)	(727)	(1,369)	(2,572)
Web services	137	110	372	316
Loss before income tax provision	$(181)	$(617)	$(997)	$(2,256)

Depreciation and amortization was $23,000 and $31,000 for the Cloud Telecommunications segment for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization was $73,000 and $94,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization was $3,000 and $5,000 for the Web Services segment for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization was $8,000 and $16,000 for the Web Services segment for the nine months ended September 30, 2017 and 2016, respectively.

Interest income was $3,000 and $4,000 for the Web Services segment for the three months ended September 30, 2017 and 2016, respectively. Interest income was $8,000 and $12,000 for the Web Services segment for the nine months ended September 30, 2017 and 2016, respectively.

Interest expense was $123,000 and $34,000 for the Cloud Telecommunications segment for the three months ended September 30, 2017 and 2016, respectively. Interest expense was $186,000 and $90,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was $12,000 and $5,000 for the Web Services segment for the three months ended September 30, 2017 and 2016, respectively. Interest expense was $20,000 and $15,000 for the Web Services segment for the nine months ended September 30, 2017 and 2016, respectively.

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

OVERVIEW

We are a next generation CLEC and an award-winning leader and provider of UCaaS cloud telecom services, broadband internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

Our Cloud Telecommunications service revenue increased 26% or $416,000 to $2,042,000 for the three months ended September 30, 2017 as compared to $1,626,000 for the three months ended September 30, 2016. Cloud Telecommunications service revenue increased 26% or $1,194,000 to $5,737,000 for the nine months ended September 30, 2017 as compared to $4,543,000 for the nine months ended September 30, 2016. Our Cloud Telecommunications product revenue decreased 1% or $2,000 to $385,000 for the three months ended September 30, 2017 as compared to $387,000 for the three months ended September 30, 2016. Cloud Telecommunications product revenue decreased 17% or $201,000 to $967,000 for the nine months ended September 30, 2017 as compared to $1,168,000 for the nine months ended September 30, 2016. As of September 30, 2017 and 2016, our backlog was $18,264,000 and $15,957,000, respectively.

Web Services segment - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 18% or $57,000 to $263,000 for the three months ended September 30, 2017 as compared to $320,000 for the three months ended September 30, 2016. Web Services revenue decreased 23% or $248,000 to $815,000 or the nine months ended September 30, 2017 as compared to $1,063,000 for the nine months ended September 30, 2016.

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

In our November 1, 2017 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income/(Loss)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(189)	$(621)	$(1,013)	$(2,267)
Share-based compensation	89	153	481	504
Amortization of rent expense paid in stock, net of deferred gain	-	58	38	172
Amortization of intangible assets	24	33	73	98
Non-cash interest expense	132	37	198	94
Non-GAAP net income/(loss)	$56	$(340)	$(223)	$(1,399)

Non-GAAP net income/(loss) per common share:
Basic	$0.00	$(0.03)	$(0.02)	$(0.11)
Diluted	$0.00	$(0.03)	$(0.02)	$(0.11)

Weighted-average common shares outstanding:
Basic	13,951,480	13,411,569	13,824,307	13,316,277
Diluted	14,278,141	13,411,569	13,824,307	13,316,277

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(189)	$(621)	$(1,013)	$(2,267)
Depreciation and amortization	26	36	81	110
Interest expense	135	39	206	105
Interest and other income	(8)	(31)	(17)	(103)
Income tax provision	8	4	16	11
EBITDA	(28)	(573)	(727)	(2,144)
Share-based compensation	89	153	481	504
Amortization of rent expense paid in stock, net of deferred gain	-	58	38	172
Adjusted EBITDA	$61	$(362)	$(208)	$(1,468)

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

Results of Consolidated Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service revenue	$2,305	$1,946	$6,552	$5,606
Product revenue	385	387	967	1,168
Total revenue	2,690	2,333	7,519	6,774
Loss before income taxes	(181)	(617)	(997)	(2,256)
Income tax provision	(8)	(4)	(16)	(11)
Net loss	(189)	(621)	(1,013)	(2,267)
Basic net loss per share	$(0.01)	$(0.05)	$(0.07)	$(0.17)
Diluted net loss per share	$(0.01)	$(0.05)	$(0.07)	$(0.17)

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, website hosting, and web management services. Service revenue increased 18% or $359,000, to $2,305,000 for the three months ended September 30, 2017 as compared to $1,946,000 for the three months ended September 30, 2016. Cloud Telecommunications service revenue increased 26% or $416,000, to $2,042,000 for the three months ended September 30, 2017 as compared to $1,626,000 for the three months ended September 30, 2016. Web service revenue decreased 18% or $57,000, to $263,000 for the three months ended September 30, 2017 as compared to $320,000 for the three months ended September 30, 2016.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased by less than 1% or $2,000, to $385,000 for the three months ended September 30, 2017 as compared to $387,000 for the three months ended September 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 71% or $436,000, to $181,000 for the three months ended September 30, 2017 as compared to loss before income tax of $617,000 for the three months ended September 30, 2016. The decrease in loss before income tax is primarily due to the increase in revenue of $357,000 and a decrease in operating expenses of $198,000, offset by an increase in other expense of $95,000 related to interest expense from the related party note payable and decrease in sublease income of $24,000 from fulfillment of our lease obligations.

Income Tax Provision

We had an income tax provision of $8,000 for the three months ended September 30, 2017 compared to an income tax provision of $4,000 for the three months ended September 30, 2016. We had a pre-tax loss for the three months ended September 30, 2017 and 2016 of $181,000 and $617,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended September 30, 2017 and 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, website hosting, and web management services. Service revenue increased 17% or $946,000, to $6,552,000 for the nine months ended September 30, 2017 as compared to $5,606,000 for the nine months ended September 30, 2016. Cloud Telecommunications service revenue increased 26% or $1,194,000, to $5,737,000 for the nine months ended September 30, 2017 as compared to $4,543,000 for the nine months ended September 30, 2016. Web Service revenue decreased 23% or $248,000, to $815,000 for the nine months ended September 30, 2017 as compared to $1,063,000 for the nine months ended September 30, 2016.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 17% or $201,000, to $967,000 for the nine months ended September 30, 2017 as compared to $1,168,000 for the nine months ended September 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

 Loss Before Income Taxes

Loss before income tax decreased 56% or $1,259,000, to $997,000 for the nine months ended September 30, 2017 as compared to loss before income tax of $2,256,000 for the nine months ended September 30, 2016. The decrease in loss before income tax is primarily due to the increase in revenue of $745,000, a decrease in operating expenses of $701,000, offset by an increase in other expense of $95,000 related to interest expense from the related party note payable and decrease in sublease income of $88,000 from fulfillment of our lease obligations..

Income Tax Provision

We had an income tax provision of $16,000 for the nine months ended September 30, 2017 compared to an income tax provision of $11,000 for the nine months ended September 30, 2016. We had a pre-tax loss for the nine months ended September 30, 2017 and 2016 of $997,000 and $2,256,000, respectively, and a full valuation allowance on all of our deferred tax assets for the nine months ended September 30, 2017 and 2016.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications	2017	2016	2017	2016
Service revenue	$2,042	$1,626	$5,737	$4,543
Product revenue	385	387	967	1,168
Total revenue	2,427	2,013	6,704	5,711
Operating expenses:
Cost of service revenue	683	722	2,019	2,107
Cost of product revenue	152	156	384	483
Research and development	188	183	551	608
Selling and marketing	734	681	2,133	1,927
General and administrative	866	987	2,802	3,137
Total operating expenses	2,623	2,729	7,889	8,262
Operating loss	(196)	(716)	(1,185)	(2,551)
Other expense	(122)	(11)	(184)	(21)
Loss before tax provision	$(318)	$(727)	$(1,369)	$(2,572)

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Service revenue increased 26% or $416,000, to $2,042,000 for the three months ended September 30, 2017 as compared to $1,626,000 for the three months ended September 30, 2016.  The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $455,000, offset by a decrease in equipment lease interest of $26,000 and a decrease in broadband Internet revenue of $13,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 1% or $2,000, to $385,000 for the three months ended September 30, 2017 as compared to $387,000 for the three months ended September 30, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2017 and 2016. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2017 and 2016, and September 30, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2017	$18,045
Cloud Telecommunications backlog as of September 30, 2017	$18,264

Cloud Telecommunications backlog as of July 1, 2016	$15,434
Cloud Telecommunications backlog as of September 30, 2016	$15,957

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications, broadband internet, and software providers, costs related to installations, and customer service.  Cost of service revenue decreased 5% or $39,000, to $683,000 for the three months ended September 30, 2017 as compared to $722,000 for the three months ended September 30, 2016.  The decrease in cost of service revenue was primarily due to a decrease in salary and benefits of $57,000 associated with a reduction in customer service headcount, an $8,000 decrease in broadband Internet costs related to a decrease in broadband Internet revenue. The decreases were offset by an increase in bandwidth costs of $26,000 directly related to the increase in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment.  Cost of product revenue decreased 3% or $4,000, to $152,000 for the three months ended September 30, 2017 as compared to $156,000 for the three months ended September 30, 2016 related to the decrease in product sales and from product mix.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products.  Research and development salary expenses increased 3% or $5,000, to $188,000 for the three months ended September 30, 2017 as compared to $183,000 for the three months ended September 30, 2016 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, the production of marketing materials, and sales support software. Selling and marketing expenses increased 8% or $53,000, to $734,000 for the three months ended September 30, 2017 as compared to $681,000 for the three months ended September 30, 2016. The increase in selling and marketing expense was due an increase in salary and benefits of $74,000 resulting from hiring additional sales representatives to support our partner channel, and an increase in commission expenses of $81,000 directly related to overall increase in sales and revenue, offset by a decrease in bad debt of $34,000, a decrease in business development costs of $28,000, and a decrease in sales support software costs of $40,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 12% or $121,000, to $866,000 for the three months ended September 30, 2017 as compared to $987,000 for the three months ended September 30, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Software support decreased $64,000 resulting from utilizing more affordable software, stock options expense declined $43,000 resulting from fully vested stock option grants, and a decrease in salary and benefits of $14,000 resulting from a decrease in headcount.

Other Expense

Other expense primarily consists of interest expense, offset by sublease rental income. Net other expense increased 1009% or $111,000, to $122,000 for the three months ended September 30, 2017 as compared to $11,000 for the three months ended September 30, 2016. We incurred interest expense on our related party long-term note payable and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Service revenue increased 26% or $1,194,000, to $5,737,000 for the nine months ended September 30, 2017 as compared to $4,543,000 for the nine months ended September 30, 2016. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $1,314,000, offset by a decrease in equipment lease interest of $81,000 and a decrease in broadband Internet services revenue of $39,000. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts.  As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 17% or $201,000, to $967,000 for the nine months ended September 30, 2017 as compared to $1,168,000 for the nine months ended September 30, 2016.  Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2017 and 2016. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2017 and 2016, and September 30, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2017	$15,921
Cloud Telecommunications backlog as of September 30, 2017	$18,264

Cloud Telecommunications backlog as of January 1, 2016	$13,907
Cloud Telecommunications backlog as of September 30, 2016	$15,957

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications, broadband internet, and software providers, costs related to installations, and customer service. Cost of service revenue decreased 4% or $88,000, to $2,019,000 for the nine months ended September 30, 2017 as compared to $2,107,000 for the nine months ended September 30, 2016.   The decrease in cost of service revenue was primarily due to a decrease in salary and benefits of $158,000 and a $24,000 decrease in broadband Internet costs related to a decline in broadband Internet revenue. The decreases were offset by an increase in bandwidth costs of $94,000 directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment.  Cost of product revenue decreased 20% or $99,000, to $384,000 for the nine months ended September 30, 2017 as compared to $483,000 for the nine months ended September 30, 2016 consistent with the decrease in product sales for the period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products.  Research and development salary expenses decreased 9% or $57,000, to $551,000 for the nine months ended September 30, 2017 as compared to $ 608,000 for the nine months ended September 30, 2016 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, the production of marketing materials and sales support software. Selling and marketing expenses increased 11% or $206,000, to $2,133,000 for the nine months ended September 30, 2017 as compared to $ 1,927,000 for the nine months ended September 30, 2016. The increase in selling and marketing expense was due an increase in salary and benefits of $210,000 resulting from hiring additional sales representatives to support our partner channel, and an increase in commission expenses of $200,000 directly related to overall increase in sales and revenue, offset by a decrease in sales support software costs of $90,000, a decrease in business development costs of $80,000, and a decrease in bad debt expense of $34,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 11% or $335,000, to $2,802,000 for the nine months ended September 30, 2017 as compared to $ 3,137,000 for the nine months ended September 30, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Salary and benefits decreased $148,000 resulting from a decrease in headcount, software support decreased $76,000 resulting from utilizing more affordable software, computer equipment decreased $42,000 due to a one-time charge in 2016, corporate audit and tax fees decreased $32,000 due to reduced audit fees from a change in auditors and reduced tax fees from shutting down discontinued entities, utilites expense decreased $24,000 due to the reconfiguration of the data center and renegotiation of rates, depreciation and amortization expense decreased $22,000 due to certain intangible assets and fixed assets becoming fully amortized, and a decrease of $27,000 in IT consulting fees. The decreases were offset by an increase in corporate employee stock options expense of $36,000.

Other Expense

Other expense primarily consists of interest expense, offset by sublease rental income. Net other expense increased 776% or $163,000, to $184,000 for the nine months ended September 30, 2017 as compared to $21,000 for the nine months ended September 30, 2016. We incurred interest expense on our related party long-term note payable and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Web Services	2017	2016	2017	2016
Service revenue	$263	$320	$815	$1,063
Operating expenses:
Cost of service revenue	26	54	87	172
Research and development	6	6	18	26
General and administrative	89	153	333	568
Total operating expenses	121	213	438	766
Operating income	142	107	377	297
Other income/(expense)	(5)	3	(5)	19
Income before tax provision	$137	$110	$372	$316

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Service Revenue

Service revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web service revenue decreased 18% or $57,000, to $263,000 for the three months ended September 30, 2017 as compared to $320,000 for the three months ended September 30, 2016. The fluctuation in service revenue from the prior year is primarily related to a decrease in hosting revenue of $51,000 and a decrease of $9,000 from a decline in web management professional services, offset by a $3,000 increase in EPTA revenue due to a slightly higher collection of previously written off accounts.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services. Cost of service revenue decreased 52% or $28,000, to $26,000 for the three months ended September 30, 2017 as compared to $54,000 for the three months ended September 30, 2016. The cost of service revenue decrease is primarily related to cost savings from bringing customer support in house at the end of 2016.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $6,000 for the three months ended September 30, 2017 as compared to $6,000 for the three months ended September 30, 2016.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 42% or $64,000, to $89,000 for the three months ended September 30, 2017 as compared to $153,000 for the three months ended September 30, 2016. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 18% decrease in service revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 16%, or $185,000 to $955,000 for the three months ended September 30, 2017 compared to $1,140,000 for the three months ended September 30, 2016.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables and the allocated portions of interest expense and sublease rental income. Other income/expense decreased 267% or $8,000, to ($5,000) for the three months ended September 30, 2017 as compared to income of $3,000 for the three months ended September 30, 2016. The decrease is due to a decrease in interest income related to the decrease in EPTA revenue, an increase in interest expense on our related party long-term note payable, and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Service Revenue

Service revenue from Web Services is generated primarily through website hosting, professional web management services, and EPTAs. Web service revenue decreased 23% or $248,000, to $815,000 for the nine months ended September 30, 2017 as compared to $ 1,063,000 for the nine months ended September 30, 2016. The decrease in service revenue from the prior year is primarily related to a decrease in hosting revenue of $158,000, a $50,000 decrease in EPTA revenue due to a decrease in outstanding receivables, and a decrease of $39,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services. Cost of service revenue decreased 49% or $85,000, to $87,000 for the nine months ended September 30, 2017 as compared to $172,000 for the nine months ended September 30, 2016. The cost of service revenue decrease is primarily related to cost savings from bringing customer support in house at the end of 2016.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 31% or $8,000, to $18,000 for the nine months ended September 30, 2017 as compared to $26,000 for the nine months ended September 30, 2016. The decrease was related to a reduction of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 41% or $235,000, to $333,000 for the nine months ended September 30, 2017 as compared to $568,000 for the nine months ended September 30, 2016. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 23% decrease in service revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 15%, or $570,000 to $3,135,000 for the nine months ended September 30, 2017 compared to $3,705,000 for the nine months ended September 30, 2016.

Other Income/(Expense)

Other income/(expense) primarily relates to the interest income from the collection of EPTA receivables and the allocated portions of interest expense and sublease rental income. Other income decreased 126% or $24,000, to ($5,000) for the nine months ended September 30, 2017 as compared to income of $19,000 for the nine months ended September 30, 2016. The decrease is due to a decrease in interest income related to the decrease in EPTA revenue, an increase in interest expense on our related party long-term note payable, and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Liquidity and Capital Resources

The Company continues to generate losses. However, revenue for the nine month period ended September 30, 2017 increased compared to the nine month period ended September 30, 2016 and management continues to focus on managing expenses and reducing cash used for operations. Our net losses for the three and nine month periods ended September 30, 2017 showed improvement over the comparable three and nine month periods ended September 30, 2016. Management evaluated the significance of the negative cash flows and believes that the operational improvements are probable of occurring and the borrowing availability under the existing Loan Agreement mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

Working Capital

Working capital increased 532% or $303,000, to $360,000 as of September 30, 2017 as compared to $57,000 at December 31, 2016.  The increase in working capital was primarily related to the increase in cash and cash equivalents of $588,000, an increase in trade receivables, net of allowance for doubtful accounts of $41,000, an increase in equipment financing receivables of $5,000, a decrease in accrued expenses of $61,000, and a decrease in accounts payable of $53,000, offset by a decrease in inventories of $17,000, a decrease in prepaid expenses of $217,000, an increase in deferred revenue, current portion of $175,000, an increase in notes payable, current portion of $32,000, and an increase in income taxes payable of $4,000 during the nine months ended September 30, 2017.

Cash and Cash Equivalents

Cash and cash equivalents increased 95% or $588,000, to $1,207,000 at September 30, 2017 as compared to $619,000 at December 31, 2016. During the nine months ended September 30, 2017, there was an increase of $177,000 provided by operating activities. Investing activities provided $252,000 the sale of our long-term CD. Financing activities provided $159,000; primarily related to proceeds from stock option exercises of $1,140,000 and proceeds from notes payable of $111,000, offset by repayments on notes payable of $1,092,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 8% or $31,000, to $420,000 at September 30, 2017 as compared to $389,000 at December 31, 2016. The increase in current trade receivables can be attributed to an increase in receivables due from our merchant account processors. Long-term trade receivables, net of allowance for doubtful accounts, decreased 23% or $10,000, to $33,000 at September 30, 2017 as compared to $43,000 at December 31, 2016. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. As these agreements reach their end of term, the long-term portion decreases.

Accounts Payable

Accounts payable decreased 46% or $53,000, to $63,000 at September 30, 2017 as compared to $116,000 at December 31, 2016. Our accounts payable as of September 30, 2017 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of check processing schedule.

Notes Payable

Notes payable decreased 86% or $891,000, to $141,000 at September 30, 2017 as compared to $1,032,000 at December 31, 2016. The decrease in notes payable can be primarily attributed to the $974,000 repayment of the related party note payable. The remainder of the difference is made up of payments of $118,000, offset by additional financing arrangements entered into during the period.

Capital

Total stockholders’ equity increased 139% or $717,000, to $1,232,000 at September 30, 2017 as compared to $515,000 at December 31, 2016. The significant changes in stockholders’ equity during the nine months ended September 30, 2017 included net loss of $1,013,000, offset by an increase of additional paid-in capital of $481,000 from stock-based compensation expense, $1,140,000 from the exercise of employee stock options, and $109,000 in common stock issued for annual interest payment on related party note payable.

Off Balance Sheet Arrangements

As of September 30, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 1, 2017	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 1, 2017	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer