Form 10-K
period 2017-12-31
Crexendo, Inc.
filed 2018-03-06
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K
 ———————
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017:
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2017 was approximately $7,716,764.

The number of shares of the registrant’s common stock outstanding as of February 19, 2018 was 14,287,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Throughout this Annual Report, we refer to Crexendo, Inc., together with its subsidiaries, as “we,” “us,” “our Company,” “Crexendo®” or “the Company.” As used in this Annual Report, “Ride The Cloud™” is a registered trademark of our Company in the United States and other countries. All other product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

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

ITEM 1.
BUSINESS

OVERVIEW

Crexendo, Inc. is a next-generation CLEC and an award-winning leader and provider of unified communications cloud telecom services, broadband internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates.

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

OUR SERVICES AND PRODUCTS

Our goal is to provide a broad range of cloud-based products and services that nearly eliminate the cost of a businesses’ technology infrastructure and enable businesses of any size to more efficiently run their business. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

Cloud Telecommunications Services - Our cloud telecommunications service offering includes hardware, software, and unified communication solutions for businesses using IP or cloud technology over any high-speed internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

Crexendo’s cloud telecommunication service offers a wide variety of essential and advanced features for businesses of all sizes. Many of these features included in the service offering are:

●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the US and Canada, International calling, Toll free (Inbound and Outbound)

●
Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music/Message-On-Hold, Voicemail, Unified Messaging, Hot-Desking

●
Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing, Group Mailboxes, Web and mobile devices based collaboration applications

●
Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording, One way call recording, Analytics

●
Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring, Voicemail transcription

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

●
Asynchronous communication tools like SMS/MMS, chat and document sharing to keep in pace with emerging communication trends.

Many of these services are included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and CPaaS offerings to make them more competitive and profitable.

Website Services - Our website services segment allows businesses to host their websites in our data center for a recurring monthly fee.

SEGMENT INFORMATION

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue:
Cloud Telecommunications	$9,320	$7,757
Web Services	1,057	1,362
Consolidated revenue	$10,377	$9,119

	Year Ended December 31,
	2017	2016
Income/(loss) before income tax provision:
Cloud Telecommunications	$(1,514)	$(3,210)
Web Services	501	430
Loss before income tax	$(1,013)	$(2,780)

TECHNOLOGY

We believe our proprietary implementation of standard Web, IP, Cloud, Mobile and Internet technologies represent a key component of our business model. We believe these technologies and how we deliver them to our customers distinguish our services and products from the services and products offered by our competitors. Our technology infrastructure and virtual network operation center, all of which is built and managed on industry standard computers, storage, network, data and platforms offers us greater efficiencies while maintaining scalability and redundancy. The synergies between Web and Telecommunication protocols such as TCP/IP, HTTP, XML, SIP and innovations in computing, load balancing, redundancy and high availability of Web and Telecommunications technologies offers us a unique advantage in delivering these services to our customers seamlessly from our data center.

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
●
Collaboration products like group chat, SMS/MMS, document sharing, video and web conferencing

Our website software platform is continuously being enhanced and is an innovative website-building environment. We continue to invest and develop on our Web platform to make it more easy-to-use, enable larger mobile and 3rd party integration features thus enabling our web customers to drive more traffic to their web-sites.

RESEARCH AND DEVELOPMENT

We invested $750,000 and $826,000 for the years ended December 31, 2017 and 2016, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and website development software.

COMPETITION

The market for cloud business communications services is large and increasingly competitive. We expect competition to continue to increase in the future. Some of these competitors include:

●
traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;
●
software providers such as Microsoft Corporation (Microsoft Teams (formerly Skype for Business)) and BroadSoft, Inc. (which recently announced an agreement to be acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;
●
established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;
●
other cloud companies such as 8x8, Inc., RingCentral, Inc., Amazon.com, Inc., DialPad, Inc., Fuze (formerly Thinking Phone Networks), StarBlue (merger of Star2Star and BlueFace), Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc. (which recently announced an agreement to be acquired by LogMeIn, Inc.), Microsoft Corporation (Microsoft Teams (formerly Skype for Business)), Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation;
●
other large internet companies such as Alphabet Inc., Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future; and
●
established contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc.), and NewVoiceMedia.

Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial resources than we do. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

There are relatively low barriers to entry into our business. Our proprietary technology does not preclude or inhibit competitors from entering our markets. In particular, we anticipate new entrants will attempt to develop competing products and services or new forums for conducting e-commerce and telecommunications services which could be deemed competition. Additionally, if telecommunications service providers with more resources and name recognition were to enter our markets, they may redefine our industry and make it difficult for us to compete.

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

EMPLOYEES

As of December 31, 2017, we had 54 employees; 51 full-time and 3 part-time, including 3 executives, 15 sales representatives and sales management, 10 engineers and IT support, 18 in operations and customer support, 8 in finance, legal, and other general administration.

CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to any size businesses who are seeking to take advantage of the benefits of conducting business on the cloud. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. In November 2016, we were reincorporated as a Nevada corporation.

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

GOVERNMENTAL REGULATION

As a provider of Internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. We are a competitive local exchange carrier (CLEC) in forty-seven states. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in these states. Specific regulations vary on a state-by-state basis, but generally include the requirement to register or seek certification to provide its services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

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

ITEM 1A.
RISK FACTORS.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

●
our ability to retain existing customers and resellers, expand our existing customers’ user base, and attract new customers;
●
our ability to introduce new solutions;
●
the actions of our competitors, including pricing changes or the introduction of new solutions;
●
our ability to effectively manage our growth;
●
our ability to successfully penetrate the market for larger businesses;
●
the mix of annual and multi-year subscriptions at any given time;
●
the timing, cost, and effectiveness of our advertising and marketing efforts;
●
the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
●
service outages or information security breaches and any related impact on our reputation;
●
our ability to accurately forecast revenues and appropriately plan our expenses;
●
our ability to realize our deferred tax assets;
●
costs associated with defending and resolving intellectual property infringement and other claims;
●
changes in tax laws, regulations, or accounting rules;
●
the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
●
adverse weather conditions; and.
●
the impact of worldwide economic, political, industry, and market conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits.

We have incurred operating losses in current and prior periods.

We sustained operating losses in the current and prior years. Our ability to obtain positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to (i) improve sales and marketing efficiencies, (ii) reduce costs, (iii) reach more highly qualified prospects, and (iv) achieve operational improvements. We have incurred operating losses in each of the three prior years and may incur operating losses in the foreseeable future

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, including but not limited to our sales results, marketing, management, our ability to compete, pricing, and other risk factors contained in this section.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the company absent the consent of the CEO.

Steven G. Mihaylo, Chief Executive Officer (“CEO”) of Crexendo, Inc., owns 74% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2017. As a result, Mr. Mihaylo would have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 19, 2018, we had outstanding 14,287,556 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of the OTCQX, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed. We currently do not meet the minimum listing requirement for the NYSE or NASDAQ.

Our common stock is currently listed on OTCQX. We have had annual losses from continuing operations for the last five years with the possibility of continued losses. While at current such losses would not impact our listing with OTCQX requirement may change from time to time and it is possible we may not remain in compliance with the minimum condition of OTCQX listing standards. Delisting from the OTCQX could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities. At present we do not meet the minimum listing requirements for the New York Stock Exchange (NYSE) or the NASDAQ Stock Exchange (NASDAQ) which may make raising capital, issuing additional securities or using the securities of the Company to effect acquisitions or merger more difficult or expensive.

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

As of December 31, 2017, we had net operating loss (“NOL”) carry-forwards of approximately $24,401,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the last ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and other VoIP companies.

Our Cloud telecommunications services compete with other voice over internet protocol (VoIP) providers. In addition, we also compete with traditional telephone service providers which provide telephone service based on the public switched telephone network (PSTN). Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP service offerings in bundled packages to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

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

Our VoIP or cloud telecommunications service competes against established well financed alternative voice communication providers, (such as 8x8 and Ring Central) who may provide comparable services at comparable or lower pricing.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in a customer’s decision to switch to our telephony products and services. Our competitors may reduce their rates which may require us to reduce our rates, which would affect our margins and revenues, or otherwise make our pricing non-competitive. We may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure.

Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

Changes to rates by our suppliers, competitors and increasing regulatory charges may require us to raise prices which could impact results.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivating factor in a customer’s decision to switch to our cloud telecommunications products and services. Our competitors may reduce their rates which may require us to reduce our rates, which would affect our margins and revenues, or otherwise make our pricing non-competitive. Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our cost of sales, which would affect our margins. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Changes in our underlying costs of sales may increase rates we charge our customers which could make us less competitive and impact our sales and retention of existing customers.

We have targeted sales to mid-market and larger enterprise customers. Not properly managing these customers could negatively affect our business, margins, cash flow and operations.

Selling to larger enterprise customers contains inherent risks and uncertainties. Our sales cycle has become more time-consuming and expensive. The delays associated with closing and installing larger customers may impact results on a quarter to quarter basis. There may be additional pricing pressure in this market which may affect margins and profitability. Revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. The loss of a large customer may have a material negative impact on quarterly or annual results.

Multi-location users require additional and expensive customer service which may require additional expense and impact margins on enterprise sales. Enterprise customers may demand more features, integration services and customization which require additional engineering and operational time which could impact margins on an enterprise sale. Multi-location enterprise customer sales may have different requirement in different locations which may be difficult to fulfill or satisfy various interests which could result in cancellations.

Enterprise customers might demand we provide service locations internationally where we may encounter technical, logistical, infrastructure and regulatory limitations on our ability to implement or deliver our services. Our inability to provide service in certain international locations may result in a cancellation of the entire contract. Further with larger enterprise customer sales, the risk of customers transporting desktop devices internationally without our knowledge may increase.

We must acquire new customers on an ongoing basis to maintain and increase our customers and revenues.

We will have to acquire new customers in order to increase revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease, which could prevent us from reaching profitability and have our net loss increase. Marketing expenditures are an ongoing requirement and will become a larger ongoing requirement of our business.

If we do not successfully expand our sales including our partner channel program and direct sales, we may be unable to substantially increase our sales.

We sell our products primarily through direct sales and our partner channel, and we must substantially expand the number of partners and producing direct sales personnel to increase organic revenue substantially. If we are unable to expand our partner channel network and hire and retain qualified sales personnel, our ability to increase our organic revenue and grow our business could be compromised. The challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.

We face risks in our sales to certain market segments including, but not limited to, sales subject to HIPPA Regulations.

We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition sales may be made to customers that are subject to additional security requirements and or HIPPA requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments, there is no assurance that the Company systems fully comply with all requirements. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA, Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

We face risks in our strategy of designing and developing our own desktop telephones (”desktop devices”).

We continue to primarily sell Crexendo ® branded desktop devices, although, the Company also supports third party devices manufactured by Yealink, Cisco, and Polycom. Our desktop devices are being manufactured by third party vendors in China. The Crexendo branded desktop devices include firmware specifically designed for our cloud telecommunications services. If the phones are successfully manufactured there is no assurance of the acceptance of the desktop devices. Successful roll out is not guaranteed and is contingent on various factors including but not limited to; meeting certain industry standards, the availability of our vendors to meet agreed terms, supply from vendors being sufficient to meet demand, industry acceptance of the desktop devices, desktop devices meeting the needs of our customers, competitive pricing of the desktop devices, feature set of the desktop devices being up to competitive standards, regulatory approval as required of the desktop devices and competitor claims relating to the desktop devices. Our failure to be able to fully implement the sale of the Crexendo desktop devices or the inability to have desktop devices manufactured to meet our supply needs may cause us damage as well as require us to have to purchase desktop devices from other suppliers at a higher price which could affect sales and margins. Our desktop devices come preloaded with our firmware and are not currently intended to work with other competitors’ or vendors' services.

Our churn rate may increase in future periods due to customer cancellations or other factors, which may adversely impact our revenue or require us to spend more money to grow our customer base.

Our customers generally have initial service periods of between three and five year and may discontinue their subscriptions for our services after the expiration of their initial subscription period. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate because of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline, and our business will suffer.

Our rate of customer cancellations may increase in future periods due to many factors, some of which are beyond our control, such as the financial condition of our customers or the state of credit markets. In addition, a single, protracted service outage or a series of service disruptions, whether due to our services or those of our bandwidth carriers, may result in a sharp increase in customer cancellations.

If we do not successfully expand our physical infrastructure and build diverse geo redundant locations, which require large investments, we may be unable to substantially increase our sales and retain customers

Our ability to provide cloud telecommunications services is dependent upon on Data Center, facilities and equipment in our single Data Center. While most of our equipment required for providing these services are redundant in nature and offer high availability, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers, which may impact our revenue, profitability and retaining of customer and acquiring new customers.

Our ability to provide telecommunication services due to loss of physical facilities in our only data center from act of God or terrorism or vandalism or gross negligence of person(s) currently or formerly associated with the company may result in loss of revenue and future business.

Our ability to recover from disasters, if and when they occur is paramount to offer continued service to our existing customers. While we have adequate equipment and procedures to handle disaster recovery including but not limited to offsite data storage; recovery from such scenarios may cause excessive delays in restoration of service and may result in some data loss. This may lead to loss of customers and may severely impact our revenue.

We may not be able to scale our business efficiently or quickly enough to meet our customers' growing needs, in which case our operating results could be harmed.

As usage of our cloud telecommunications services by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform as well as expanding integration and performance. We will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve a growing customer base. Any failure of or delay in these efforts could cause to prevent acquisition of customers, impaired system performance and reduced customer satisfaction. These issues could result in decreased sales to new customers, lower renewal rates by existing customers, which could hurt our revenue growth and our reputation. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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

Our ability to provide quality and reliable cloud telecommunications service is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Our cloud telecommunications service (and to a lesser extend our e-commerce services) requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls (our E-911 service), using our service. We outsource several of our network functions to third-party providers. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure of any of these third party service providers to properly maintain services may be subject to factors including but not limited to the following: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

We rely on third parties to provide a portion of our customer service responses, initiate local number portability for our customers, deliver calls to and from PSTN and other public telephone VoIP/Wireless service providers and provide aspects of our E-911 service.

We offer our cloud telecommunications customers support 24 hours a day, seven days a week. We may rely on third parties (sometimes outside of the U.S) to respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. The ability of third-party providers to provide these representatives may be disrupted due to issues outside our control.

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

Our services (including cloud telecommunications and e-commerce) may be disrupted by problems with our technology and systems such as malfunctions in our software or facilities. In addition there may be service interruptions for reasons outside our control. Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions could cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network and Telecommunication interruptions may also impair our ability to sign-up new customers. In addition since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “cyber-attacks” from the Internet, which could have a significant impact on our systems and services. Our customers’ ability to use our services is dependent on third-party internet providers which may suffer service disruptions. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our growth may suffer.

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

We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. While the Company believes its systems meet or exceed industry standards the Company does not believe it is required to meet PCI level 1 compliance and has not certified under that level. Failure to meet PCI compliance levels could negatively impact the Company’s ability to collect and store credit card information which could cause substantial disruption to our business.

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

Our public filings are subject to review by the Securities and Exchange Commission (SEC)

Our SEC filings are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

Changes in our business model and sales strategies may adversely impact revenue.

When the Company shifted away from a seminar sales model, our web services revenue was adversely impacted. Our website hosting revenue has continued to decline since we no longer sell our website development software through a seminar sales model. The Company is not actively marketing its website development software or website hosting services. Our web services segment revenue may continue to decline over time as more competitors enter the website building and hosting industry.

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

The FCC net neutrality rules have changed. We cannot predict the effect of this, nor the impact of this change on our business.

We could face interference with our services, lower speed of bandwidth for our services and/or higher costs. While we believe interference with access to our products and services remains unlikely, broadband Internet access provider interference has occurred, and could increase in frequency due to the termination of the network neutrality rules. This could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets.

Our Telecommunications services are required to comply with industry standards, FCC regulations, privacy laws as well as certain State and local jurisdiction specific regulations failure to comply with those may subject us to penalties and may also require us to modify existing products and/or service.

The acceptance of telecommunications services is dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our sales, margins, and profitability. Changes to the Universal Service Funds by the FCC or various States may require us to increase our costs which could negatively affect revenue and margins.

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

States are adding regulation for VoIP providers which could increase our costs and change certain aspects of our service.

Certain states take the position that offerings by VoIP providers are intrastate and therefore subject to state regulation. We have registered as a CLEC in most states, however our rates are not regulated in the same manner as traditional telephone service providers. Some states are also requiring that we register as a seller of VoIP services even though we have registered as a CLEC. Some states argue that if the beginning and desktop devices of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering and may therefore add additional taxes or surcharges or regulate rates in a similar matter to traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP providers in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Our ability to offer services outside the U.S. is subject to different regulations which may be unknown and uncertain.

Regulatory treatment of VoIP providers outside the United States varies from country to country, and local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in Canada, and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional Countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.1

ITEM 2.
PROPERTIES

Our corporate office consists of approximately 22,000 square feet of office space in Tempe, Arizona owned by our CEO. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281. We maintain property insurance on the corporate office building as required by the lease and tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

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

	High	Low
Year Ended December 31, 2017
October to December 2017	$2.71	$1.46
July to September 2017	1.95	1.45
April to June 2017	1.84	1.45
January to March 2017	1.60	1.45
Year Ended December 31, 2016
October to December 2016	$1.55	$1.36
July to September 2016	1.50	1.30
April to June 2016	1.55	1.21
January to March 2016	1.41	0.61

SECURITY HOLDERS

There were approximately 1,191 holders of record of our shares of common stock as of December 31, 2017. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2017 and 2016.

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

OVERVIEW

Crexendo, Inc. is a next-generation CLEC and an award-winning leader and provider of unified communications cloud telecom services, broadband internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

Cloud Telecommunications - Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.

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

Our Cloud Telecommunications service revenue increased 27% or $1,691,000 to $7,973,000 for the year ended December 31, 2017 as compared to $6,282,000 for the year ended December 31, 2016. Our Cloud Telecommunications product revenue decreased 9% or $128,000 to $1,347,000 for the year ended December 31, 2017 as compared to $1,475,000 for the year ended December 31, 2016. As of December 31, 2017 and 2016, our backlog was $19,871,000 and $15,921,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 22% or $305,000 to $1,057,000 for the year ended December 31, 2017 as compared to $1,362,000 for the year ended December 31, 2016.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2017	2016
Service revenue	$9,030	$7,644
Product revenue	$1,347	$1,475
Total revenue	$10,377	$9,119
Loss before income taxes	(1,013)	(2,780)
Income tax provision	(7)	(12)
Net loss	(1,020)	(2,792)
Basic/diluted net loss per share	$(0.07)	$(0.21)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, website hosting, and web management services. Service revenue increased 18% or $1,386,000, to $9,030,000 for the year ended December 31, 2017 as compared to $7,644,000 for the year ended December 31, 2016. Cloud Telecommunications service revenue increased 27% or $1,691,000, to $7,973,000 for the year ended December 31, 2017 as compared to $6,282,000 for the year ended December 31, 2016. Web service revenue decreased 22% or $305,000, to $1,057,000 for the year ended December 31, 2017 as compared to $1,362,000 for the year ended December 31, 2016.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased by 9% or $128,000, to $1,347,000 for the year ended December 31, 2017 as compared to $1,475,000 for the year ended December 31, 2016. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 64% or $1,767,000 to $1,013,000 for the year ended December 31, 2017 as compared to $2,780,000 for the year ended December 31, 2016. The decrease in loss before income tax is primarily due to an increase in revenue of $1,258,000 and a decrease in total operating expenses of $680,000, offset by an increase in other expense of $171,000 related to interest expense from the related party note payable and decrease in sublease income of $97,000 from fulfillment of our lease obligations.

Income Tax Provision

We had an income tax provision of $7,000 for the year ended December 31, 2017 compared to an income tax provision of $12,000 for the year ended December 31, 2016. We had a pre-tax loss for the years ended December 31, 2017 and 2016 of $1,013,000 and $2,780,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2017 and 2016.

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

In our March 6, 2018 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(7)	$(525)	$(1,020)	$(2,792)
Share-based compensation	92	149	573	653
Amortization of rent expense paid in stock, net of deferred gain	-	57	38	229
Amortization of intangible assets	23	33	96	131
Non-cash interest expense	3	30	201	124
Non-GAAP net income/(loss)	$111	$(256)	$(112)	$(1,655)

Non-GAAP net income/(loss) per common share:
Basic	$0.01	$(0.02)	$(0.01)	$(0.12)
Diluted	$0.01	$(0.02)	$(0.01)	$(0.12)

Weighted-average common shares outstanding:
Basic	14,276,729	13,483,502	13,938,342	13,358,311
Diluted	14,732,765	13,483,502	13,938,342	13,358,311

 Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(7)	$(525)	$(1,020)	$(2,792)
Depreciation and amortization	25	36	106	146
Interest expense	3	33	209	138
Interest and other income	(4)	(18)	(21)	(121)
Income tax provision/(benefit)	(9)	1	7	12
EBITDA	8	(473)	(719)	(2,617)
Share-based compensation	92	149	573	653
Amortization of rent expense paid in stock, net of deferred gain	-	57	38	229
Adjusted EBITDA	$100	$(267)	$(108)	$(1,735)

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

Operating Results of our Cloud Telecommunications Segment (in thousands)
	Year Ended December 31,
Cloud Telecommunications	2017	2016
Service revenue	$7,973	$6,282
Product revenue	1,347	1,475
Total revenue	9,320	7,757
Operating expenses:
Cost of service revenue	2,791	2,790
Cost of product revenue	549	632
Research and development	726	793
Selling and marketing	2,924	2,531
General and administrative	3,661	4,185
Total operating expenses	10,651	10,931
Operating loss	(1,331)	(3,174)
Other expense	(183)	(36)
Loss before tax provision	$(1,514)	$(3,210)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications	2017	2017	2017	2017
Service revenue	1,782	1,913	2,042	2,236
Product revenue	279	303	385	380
Total revenue	2,061	2,216	2,427	2,616
Operating expenses:
Cost of service revenue	661	675	683	772
Cost of product revenue	108	124	152	165
Research and development	184	179	188	175
Selling and marketing	690	709	734	791
General and administrative	1,034	902	866	859
Total operating expenses	2,677	2,589	2,623	2,762
Operating loss	(616)	(373)	(196)	(146)
Other income/(expense)	(30)	(32)	(122)	1
Loss before tax provision	$(646)	$(405)	$(318)	$(145)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications	2016	2016	2016	2016
Service revenue	1,427	1,490	1,626	1,739
Product revenue	351	430	387	307
Total revenue	1,778	1,920	2,013	2,046
Operating expenses:
Cost of service revenue	697	688	722	683
Cost of product revenue	151	176	156	149
Research and development	218	207	183	185
Selling and marketing	610	636	681	604
General and administrative	1,065	1,085	987	1,048
Total operating expenses	2,741	2,792	2,729	2,669
Operating loss	(963)	(872)	(716)	(623)
Other expense	(7)	(3)	(11)	(15)
Loss before tax provision	$(970)	$(875)	$(727)	$(638)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, and broadband Internet services. Service revenue increased 27% or $1,691,000, to $7,973,000 for the year ended December 31, 2017 as compared to $6,282,000 for the year ended December 31, 2016. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $1,822,000, offset by a decrease in equipment lease interest of $106,000 and a decrease in broadband Internet services revenue of $25,000. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 9% or $128,000, to $1,347,000 for the year ended December 31, 2017 as compared to $1,475,000 for the year ended December 31, 2016. Product revenue fluctuates from one period to the next based on timing of installations, as we recognize revenue when the installation is complete. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2017 and 2016. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2017 and 2016, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2017	$19,871
Cloud Telecommunications Services backlog as of December 31, 2016	$15,921

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications, broadband internet, and software providers, costs related to installations, and customer support. Cost of service revenue increased $1,000, to $2,791,000 for the year ended December 31, 2017 as compared to $2,790,000 for the year ended December 31, 2016. The increase in cost of service revenue was primarily due to an increase in bandwidth costs of $178,000 directly related to the growth in monthly recurring revenue. The increase was offset by a decrease in salary and benefits of $122,000, a $36,000 decrease in broadband Internet costs directly related to a decline in broadband Internet revenue, and a $19,000 decrease in costs related to installations.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue decreased 13% or $83,000, to $549,000 for the year ended December 31, 2017 as compared to $632,000 for the year ended December 31, 2016 consistent with the decrease in product sales for the period.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development expenses decreased 8% or $67,000, to $726,000 for the year ended December 31, 2017 as compared to $793,000 for the year ended December 31, 2016 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, the production of marketing materials and sales support software. Selling and marketing expenses increased 16% or $393,000, to $2,924,000 for the year ended December 31, 2017 as compared to $2,531,000 for the year ended December 31, 2016. The increase in selling and marketing expense was due to an increase in salary and benefits of $328,000 resulting from hiring additional sales representatives to support our partner channel, and an increase in commission expenses of $311,000 directly related to overall increase in sales and revenue, offset by a decrease in sales support software costs of $125,000, a decrease in business development costs of $87,000, and a decrease in bad debt expense of $34,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 13% or $524,000, to $3,661,000 for the year ended December 31, 2017 as compared to $4,185,000 for the year ended December 31, 2016. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Salary and benefits decreased $179,000 resulting from a decrease in headcount, software support decreased $153,000 resulting from utilizing more affordable software, Delaware franchise fee tax decreased $61,000 due to reincorporating in Nevada, computer equipment decreased $50,000 primarily due to a one-time charge in 2016, corporate audit and tax fees decreased $44,000 due to reduced audit fees resulting from a change in auditors, depreciation and amortization expense decreased $30,000 due to certain intangible assets and fixed assets becoming fully amortized, and a decrease of $37,000 in IT consulting fees, offset by a $30,000 increase in legal fees. Consolidated general and administrative expenses decreased 17%, or $829,000 to $4,071,000 for the year ended December 31, 2017 compared to $4,900,000 for the year ended December 31, 2016.

Other Expense

Other expense primarily consists of interest expense, offset by sublease rental income. Net other expense increased 408% or $147,000 to $183,000 for the year ended December 31, 2017 as compared to $36,000 for the year ended December 31, 2016. We incurred interest expense on our related party note payable and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

Operating Results of our Web Services Segment (in thousands)
	Year Ended December 31,
Web Services	2017	2016
Service revenue	$1,057	$1,362
Operating expenses:
Cost of service revenue	117	203
Research and development	24	33
General and administrative	410	715
Total operating expenses	551	951
Operating loss	506	411
Other income/(expense)	(5)	19
Income before tax provision	$501	$430

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2017	2017	2017	2017
Service revenue	$283	$269	$263	$242
Operating expenses:
Cost of service revenue	33	28	26	30
Research and development	6	6	6	6
General and administrative	137	107	89	77
Total operating expenses	176	141	121	113
Operating loss	107	128	142	129
Other expense	-	-	(5)	-
Income before tax provision	$107	$128	$137	$129

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2016	2016	2016	2016
Service revenue	$396	$347	$320	$299
Operating expenses:
Cost of service revenue	65	53	54	31
Research and development	11	9	6	7
General and administrative	226	189	153	147
Total operating expenses	302	251	213	185
Operating loss	94	96	107	114
Other income	11	5	3	-
Income before tax provision	$105	$101	$110	$114

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Service Revenue

Service revenue from Web Services is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web services revenue decreased 22% or $305,000, to $1,057,000 for the year ended December 31, 2017 as compared to $1,362,000 for the year ended December 31, 2016. The decrease in service revenue is primarily due to a decrease in hosting revenue of $208,000, a $59,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a decrease of $38,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and outsourcing fees related to fulfillment of our professional web management services. Cost of service revenue decreased 42% or $86,000, to $117,000 for the year ended December 31, 2017 as compared to $203,000 for the year ended December 31, 2016. The cost of service revenue decrease is primarily related to cost savings from bringing customer support in house at the end of 2016.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 27% or $9,000, to $24,000 for the year ended December 31, 2017 as compared to $33,000 for the year ended December 31, 2016. The decrease was primarily related to a reduction of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 43% or $305,000, to $410,000 for the year ended December 31, 2017 as compared to $715,000 for the year ended December 31, 2016. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 22% decrease in service revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 17%, or $829,000 to $4,071,000 for the year ended December 31, 2017 compared to $4,900,000 for the year ended December 31, 2016.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables and the allocated portions of interest expense and sublease rental income. Other income/(expense) decreased 126% or $24,000, to $(5,000) for the year ended December 31, 2017 as compared to income of $19,000 for the year ended December 31, 2016. The decrease is due to a decrease in interest income related to the decrease in EPTA revenue, an increase in interest expense on our related party note payable, and a decrease in sublease income resulting from completion of our lease agreement obligation in the fourth quarter of 2016 and related sub-lease.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017 and 2016, we had cash and cash equivalents of $1,282,000 and $619,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. Our operations for the third and fourth quarters of 2017 generated positive cash flows and we believe this trend will continue. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 739% or $421,000 to $478,000 as of December 31, 2017 as compared to $57,000 as of December 31, 2016. The increase in working capital is primarily related to an increase in cash and cash equivalents of $663,000, a decrease in accounts payable of $37,000, a decrease in accrued expenses of $36,000, an increase in trade receivables, net of allowance for doubtful accounts, of $29,000, a decrease in income taxes payable of $5,000, and an increase in other current assets of $2,000, offset by a decrease in prepaid expenses of $156,000, an increase in deferred revenue, current portion, of $148,000, a decrease in inventories of $39,000, a decrease in equipment financing receivables of $5,000, and an increase in notes payable, current portion of $3,000.

Cash and Cash Equivalents

Cash and cash equivalents increased 107% or $663,000, to $1,282,000 as of December 31, 2017 as compared to $619,000 as of December 31, 2016. During the year ended December 31, 2017, there was an increase of $294,000 provided by operating activities. Investing activities provided $252,000 from the sale of our long-term CD. Financing activities provided $117,000; primarily related to proceeds from stock option exercises of $1,162,000 and proceeds from notes payable of $111,000, offset by repayments on notes payable of $1,156,000.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 4% or $17,000, to $406,000 as of December 31, 2017 as compared to $389,000 as of December 31, 2016. The increase in current trade receivables can be attributed to the balances of three customers that typically pay by the end of the month. Long-term trade receivables, net of allowance for doubtful accounts, decreased 28% or $12,000, to $31,000 as of December 31, 2017 as compared to $43,000 as of December 31, 2016. In prior years, we offered our customers an installment contract with payment terms between 24 and 36 months, as one of several payment options. The payments that become due more than 12 months after the end of the reporting period are classified as long-term trade receivables. As these agreements reach their end of term, the long-term portion decreases.

Accounts Payable

Accounts payable decreased 32% or $37,000, to $79,000 as of December 31, 2017 as compared to $116,000 as of December 31, 2016. The aging of accounts payable as of December 31, 2017 and 2016 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of the check processing schedule.

Notes Payable

Notes payables decreased 92% or $953,000, to $79,000 as of December 31, 2017 as compared to $1,032,000 at December 31, 2016. The decrease in notes payable can be primarily attributed to the $996,000 repayment of the related party note payable. The remainder of the difference is made up of payments of $118,000, offset by additional financing arrangements entered into during the period.

Capital

Total stockholders’ equity increased 160% or $824,000, to $1,339,000 as of December 31, 2017 as compared to $515,000 as of December 31, 2016. The increase in total stockholders’ equity was attributable to an increase in additional paid-in capital of $1,162,000 for proceeds from the exercise of options, $530,000 for stock options issued to employees, $43,000 for the vesting of restricted stock units, and $109,000 in common stock issued for annual interest payment on note payable, offset by a net loss of $1,020,000.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

None

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the consolidated financial statements, which is incorporated by reference herein.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CREXENDO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crexendo, Inc.
Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2016.
Pittsburgh, PA
March 6, 2018

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)
	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,282	$619
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $19
as of December 31, 2017 and $34 as of December 31, 2016	375	346
Inventories	131	170
Equipment financing receivables	116	121
Prepaid expenses	530	686
Other current assets	10	8
Total current assets	2,544	2,050

Certificate of deposit	-	252
Long-term trade receivables, net of allowance for doubtful accounts
of $10 as December 31, 2017 and $13 as of December 31, 2016	31	43
Long-term equipment financing receivables	58	176
Property and equipment, net	8	18
Intangible assets, net	239	335
Goodwill	272	272
Long-term prepaid expenses	173	251
Other long-term assets	121	136
Total Assets	$3,446	$3,533

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79	$116
Accrued expenses	961	997
Notes payable, current portion	69	66
Income taxes payable	-	5
Deferred revenue, current portion	957	809
Total current liabilities	2,066	1,993

Deferred revenue, net of current portion	31	43
Notes payable, net of current portion	10	966
Other long-term liabilities	-	16
Total liabilities	2,107	3,018

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,287,556 shares issued and outstanding as of December 31, 2017 and 13,578,556 shares issued
and outstanding as of December 31, 2016	14	14
Additional paid-in capital	60,560	58,716
Accumulated deficit	(59,235)	(58,215)
Total stockholders' equity	1,339	515

Total Liabilities and Stockholders' Equity	$3,446	$3,533

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2017	2016
Service revenue	$9,030	$7,644
Product revenue	1,347	1,475
Total revenue	10,377	9,119

Operating expenses:
Cost of service revenue	2,908	2,993
Cost of product revenue	549	632
Selling and marketing	2,924	2,531
General and administrative	4,071	4,900
Research and development	750	826
Total operating expenses	11,202	11,882

Loss from operations	(825)	(2,763)

Other income/(expense):
Interest income	10	15
Interest expense	(209)	(138)
Other income, net	11	106
Total other expense, net	(188)	(17)

Loss before income tax	(1,013)	(2,780)

Income tax provision	(7)	(12)

Net loss	$(1,020)	$(2,792)

Net loss per common share:
Basic	$(0.07)	$(0.21)
Diluted	$(0.07)	$(0.21)

Weighted-average common shares outstanding:
Basic	13,938,342	13,358,311
Diluted	13,938,342	13,358,311

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	13,227,489	$13	$57,614	$(55,423)	$2,204
Share-based compensation	-	-	653	-	653
Issuance of common stock for exercise of stock options	8,310	-	9	-	9
Issuance of common stock in a business acquisition	17,757	-	40	-	40
Issuance of common stock for interest on related party note payable	75,000	-	101	-	101
Issuance of common stock for exercise of common stock warrants	250,000	1	299	-	300
Net loss	-	-	-	(2,792)	(2,792)
Balance, December 31, 2016	13,578,556	14	58,716	(58,215)	515
Share-based compensation	-	-	530	-	530
Vesting of restricted stock units	27,000	-	43	-	43
Issuance of common stock for exercise of stock options	607,000	-	1,162	-	1,162
Issuance of common stock for interest on related party note payable	75,000	-	109	-	109
Net loss	-	-	-	(1,020)	(1,020)
Balance, December 31, 2017	14,287,556	$14	$60,560	$(59,235)	$1,339

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,020)	$(2,792)
Adjustments to reconcile net loss to net cash provided by/(used for) operating activities:
Amortization of prepaid rent	54	322
Depreciation and amortization	106	146
Non-cash interest expense	201	124
Share-based compensation	573	653
Amortization of deferred gain	(16)	(93)
Changes in assets and liabilities:
Trade receivables	(17)	56
Equipment financing receivables	123	153
Inventories	39	(36)
Prepaid expenses	180	75
Other assets	13	40
Accounts payable and accrued expenses	(73)	225
Income tax payable	(5)	5
Deferred revenue	136	(4)
Net cash provided by/(used for) operating activities	294	(1,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of certificate of deposit	252	-
Purchase of long-term investment	-	(1)
Release of restricted cash	-	12
Net cash provided by investing activities	252	11

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	111	150
Repayments made on notes payable	(1,156)	(163)
Proceeds from exercise of options	1,162	9
Proceeds from exercise of warrants	-	300
Payment of contingent consideration	-	(59)
Net cash provided by financing activities	117	237

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	663	(878)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	619	1,497

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$1,282	$619

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(12)	$(2)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for payment of interest on related-party note payable	$109	$101
Issuance of common stock for contingent consideration related to business acquisition	$-	$40
Prepaid assets financed through notes payable	$111	$124

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
Description of Business and Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is a next-generation CLEC and an award-winning leader and provider of unified communications cloud telecom services, broadband internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size businesses at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc. and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2017 and 2016, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,038,000 and $413,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of December 31, 2017 and 2016, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2017 and 2016, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

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

Inventory – Finished goods telecommunications equipment inventory is stated at the lower of cost or net realizable value (first-in, first-out method). In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or net realizable value. If net realizable value is less than cost, the write-down is recognized as a loss in earnings in the period in which the excess occurs.

Certificate of Deposit - Certificate of Deposit (“CD”) is collateral for merchant accounts. The CD was classified as long-term in the condensed consolidated balance sheet at December 31, 2016. In March 2017, the bank removed the collateral requirement; therefore we sold the CD and transferred the proceeds to our cash and cash equivalents.

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $10,000 and $15,000 for the years ended December 31, 2017 and 2016, respectively. Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in the statement of operations.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the years ended December 31, 2017 and 2016.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2017 and 2016. One telecommunications services customer accounted for 11% and 11% of total trade accounts receivable as of December 31, 2017 and 2016, respectively.

Recently Adopted Accounting Pronouncements - In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), improvement to employee share-based payment accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in 2016. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit will be recognized in 2016 as a result of the adoption of ASU 2016-09. There will be no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Recently Issued Accounting Pronouncements - In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, the amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this new ASU will not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under today’s guidance, it doesn’t matter whether all the value relates primarily to one asset. Under ASU 2017-01, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The ASU includes guidance on which types of assets can and cannot be combined into a single identifiable asset or a group of similar identifiable assets for the purpose of applying the threshold. The ASU is effective for fiscal years beginning after December 15 2017, and interim periods within those years. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the adoption and potential impact of this new ASU on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. We will use the modified retrospective approach upon adoption of this guidance effective January 1, 2018. We have utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. We have reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we will update certain disclosures, as applicable, included in our financial statements to meet the requirements of the new guidance.

We are substantially complete with our review of contracts with our customers. We expect to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. The cumulative adjustment is related to incremental upfront contract acquisition costs (such as sales commissions) for customer contracts. The new standard requires these incremental costs to be capitalized and amortized over the estimated life of the asset. Currently, our indirect sales commissions for the sales leadership team are expensed as incurred. We anticipate the resulting contract acquisition asset will be amortized over the average contract life for the group of contracts that resulted in the achievement of the bonuses and commissions. We will evaluate the contract assets for impairment on a periodic basis.

For the majority of our contracts, we expect no change from ASU 2014-09. We have some contracts where we recognize revenue from the reselling of third party products and service. We are currently evaluating these contracts to determine if we meet the requirements for reporting revenue on a gross basis. We expect there will be no impact on the accumulated deficit as a result of any changes to our current policy. The adjustments will not have a material impact on revenue or cost of revenue.

2.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the year ended December 31, 2017 and 2016 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2017	2016
Net loss (in thousands)	$(1,020)	$(2,792)

Weighted-average share reconciliation:
Weighted-average shares outstanding	13,938,342	13,358,311
Weighted-average basic shares outstanding	13,938,342	13,358,311
Diluted shares outstanding	13,938,342	13,358,311

Net loss per common share:
Basic	$(0.07)	$(0.21)
Diluted	$(0.07)	$(0.21)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 31, 2017 and 2016, the common stock equivalent shares were, as follows:

	Year Ended December 31,
	2017	2016
Shares of common stock issuable under equity incentive plans outstanding	3,648,939	3,932,114
Common stock equivalent shares excluded from diluted net loss per share	3,648,939	3,932,114

3.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2017	2016
Trade receivables	$389	$366
Conforming EPTAs	41	66
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	1	-
Gross trade receivables	435	436
Less: allowance for doubtful accounts	(29)	(47)
Trade receivables, net	$406	$389

Current trade receivables, net	$375	$346
Long-term trade receivables, net	31	43
Trade receivables, net	$406	$389

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $13,000 and $37,000 of EPTAs during the years ended December 31, 2017 and 2016, respectively, of which, all had original contract terms of greater than one year.

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

	December 31,
	2017	2016
Gross financing receivables	$264	$573
Less unearned income	(90)	(276)
Financing receivables, net	174	297
Less: Current portion of finance receivables, net	(116)	(121)
Finance receivables due after one year	$58	$176

5.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):
	December 31,
	2017	2016
Prepaid rent	$-	$54
Prepaid commissions	452	503
Prepaid software support	8	42
Prepaid inventory deposits	117	156
Other prepaid expenses	126	182
Total prepaid assets	$703	$937

Included in the totals above is $173,000 of long-term prepaid commissions as of December 31, 2017 and $251,000 of long-term prepaid commissions as of December 31, 2016.

6.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Software	$681	$681
Computers and office equipment	1,685	1,685
Leasehold improvements	27	27
Less accumulated depreciation and amortization	(2,385)	(2,375)
Total property and equipment, net	$8	$18

Depreciation and amortization expense is included in general and administrative expenses and totaled $10,000 and $15,000 for the years ended December 31, 2017 and 2016, respectively.

7.
Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2017	2016
Customer relationships	$941	$941
Developed technology	198	198
Less accumulated amortization:
Customer relationships	(702)	(607)
Developed technology	(198)	(197)
Total	$239	$335

Amortization expense is included in general and administrative expenses and totaled $96,000 and $131,000 for the years ended December 31, 2017 and 2016, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2017 (in thousands):

Year ending December 31,
2018	$(72)
2019
2020	(39)
2021
2022	(21)
Thereafter	(25)
Total	$(239)

8.
Goodwill

The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

Acquisition Related Goodwill
Balance at January 1, 2016	$272
Increase (decrease)	(53)
Balance at December 31, 2016	272
Increase (decrease)	(29)
Balance at December 31, 2017	$272

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued wages and benefits	$303	$369
Accrued accounts payable	242	230
Accrued sales and telecommunications taxes	343	310
Other	73	88
Total accrued expenses	$961	$997

10.
Notes Payable

Related Party Note Payable

On December 30, 2015, Crexendo, Inc. (the "Company") entered into a Term Loan Agreement (the "Loan Agreement"), with Steven G. Mihaylo, as Trustee of The Steven G. Mihaylo Trust dated August 19, 1999 (the "Lender"). Mr. Mihaylo is the principal shareholder and Chief Executive Officer of the Company. The term of the Loan is five years, with simple interest paid at 9% per annum until a balloon payment is due December 30, 2020. The Loan Agreement provides for interest to be paid in shares of common stock of the Company (the “Common Stock”) at a stock price of $1.20. For the first two years of the Loan term, interest will be paid in advance at the beginning of each year; for the last three years of the Loan term, interest will be paid at the end of each year. After the second year of the Loan term, there is no pre-payment penalty for early repayment of the outstanding principal amount of the Loan. If the Loan is repaid within the first two years of the Loan term, the Company will forfeit prepaid interest as a pre-payment penalty.

In February 2017, the Company entered into a second amendment to our Loan Agreement with Steven G. Mihaylo. The amendment extends the ability of the Board of Directors to request the remaining $1.0 million available under the Loan Agreement if necessary to fund operations through May 30, 2018. All other terms remain the same as initial loan agreement.

In September 2017, Steven G. Mihaylo exercised 444,999 options for a total strike price of $974,000. In December 2017, Steven G. Mihaylo exercised 12,001 options for a total strike price of $22,000. The Company used the proceeds from the stock options exercise to repay $996,000 of the $1.0 million outstanding related party note payable. During the year ended December 31, 2017, the Company accelerated the amortization of the debt discount in the amount of $77,000 as a result of the repayment.

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements as of December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Related party note payable	$4	$1,000
Other notes payable	75	124
	79	1,124
Less: notes payable discount	-	(92)
Net carrying value of notes payable	79	1,032
Less: current portion of notes payable	(69)	(66)
Long-term notes payable	$10	$966

As of December 31, 2017, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2018	$69
2019	6
2020	4
Total	$79

11.
Fair Value Measurements

We have financial instruments as of December 31, 2017 and 2016 for which the fair value is summarized below (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$406	$406	$389	$389
Equipment financing receivables	174	174	297	297
Certificate of deposit	-	-	252	252
Liabilities:
Notes payable including discount from warrant grant	79	79	1,032	1,133

Assets for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2017 and 2016 (in thousands):

Fair value measurement at reporting date
Description	As of December 31, 2017	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$-	$-	$-	$-

Description	As of December 31, 2016	Level 1	Level 2	Level 3

Assets:
Certificate of deposit	$252	$-	$252	$-

The carrying amount of certificates of deposit approximates fair value, as determined by certificates of deposit with similar terms and conditions.

12.
Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2017 were as follows:

Stock-based compensation plans:
Outstanding option awards	3,648,939
Available for future grants	1,975,470
5,624,409

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

During the years ended December 31, 2017 and 2016, the Company exercised its right to require the purchaser to exercise 0 and 250,000 warrants, respectively. The exercise generated an additional $0 and $300,000 in cash provided by financing activities, respectively.

13.
Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 5,624,409 shares to eligible employees, consultants, and directors. As of December 31, 2017, we had 1,975,470 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2017 and 2016 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2017	2016
Weighted-average fair value of options granted	$0.78	$0.61
Expected volatility	60%	63%
Expected life (in years)	4.30	4.30
Risk-free interest rate	1.98%	1.52%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity under the plans for the years ended December 31, 2017 and 2016:

	Number of	Weighted-Average	Weighted-Average Remaining	Aggregate Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2016	4,380,698	$2.56	6.2 years	$-
Granted	78,500	1.21
Exercised	(8,310)	1.11
Cancelled/forfeited	(518,774)	2.20
Outstanding at December 31, 2016	3,932,114	2.59	5.2 years	400
Granted	527,500	1.59
Exercised	(607,000)	1.92
Cancelled/forfeited	(203,675)	1.61
Outstanding at December 31, 2017	3,648,939	2.61	4.3 years	1,346
Shares vested and expected to vest	3,542,803	2.61	4.3 years	1,275
Exercisable as of December 31, 2017	3,185,420	2.78	4.1 years	1,037
Exercisable as of December 31, 2016	3,181,892	2.84	5.1 years	268

The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016, was $59,000 and $2,000 respectively.

As of December 31, 2017, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $305,000 and the weighted-average period over which these awards are expected to be recognized is approximately 1.9 years.

Restricted Stock Units:

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2017 and 2016:

	Number of	Weighted-Average
	Units	Fair Value
Outstanding at January 1, 2016	-	$-
Granted	-	-
Vested	-	-
Cancelled/forfeited	-	-
Outstanding at December 31, 2016	-	-
Granted	27,000	1.60
Vested	(27,000)	1.60
Cancelled/forfeited	-	-
Outstanding at December 31, 2017	-	-

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2017 and 2016 was $1.60 and $0, respectively.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Share-based compensation expense by type:
Stock options	$530	$653
Restricted stock units	43	-
Total cost related to share-based compensation expense	$573	$653
Share-based compensation expense by financial statement line item:
Cost of revenue	$93	$102
Research and development	85	119
Selling and marketing	74	90
General and administrative	321	342
Total cost related to share-based compensation expense	$573	$653

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2017 and 2016, respectively.

14.
Income Taxes

The income tax expense/(benefit) consisted of the following for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Current income tax expense:
Federal	$-	$-
State and local	7	12
Current income tax expense	$7	$12

There was no deferred income tax expense (benefit) for the years ended December 31, 2017 and 2016.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2017 and 2016 differed from the amounts computed by applying the U.S. federal statutory tax rate of 34.0% as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016
U.S. federal statutory income tax benefit	$(345)	$(945)
Increase in income tax benefit resulting from:
State and local income tax expense/(benefit), net of federal effect	990	(879)
Change in the valuation allowance for net deferred income tax assets	(5,448)	1,723
Change in the tax rate for net deferred income tax assets	4,539	-
Other, net	271	113
Income tax expense	$7	$12

As of December 31, 2017 and 2016, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016

Deferred income tax assets:
Accrued expenses	$41	$99
Deferred revenue	256	324
Net operating loss carry-forwards	6,449	9,643
Foreign tax credits	-	892
Stock-based compensation	2,242	3,402
Property and equipment	4	13
Other	554	788
Subtotal	9,546	15,161
Valuation allowance	(9,362)	(14,810)
Total deferred income tax assets	184	351

Deferred income tax liabilities:
Property and equipment	-	-
Prepaid expenses and other	(184)	(351)
Total deferred income tax liabilities	(184)	(351)

Net deferred income tax assets (liabilities)	$-	$-

During the fiscal year ended June 30, 2002 (our fiscal year was subsequently changed to December 31), we experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change we determined that our annual limitation on the utilization of our federal pre-ownership change net operating loss (“NOL”) carry-forwards is approximately $461,000 per year. We will only be able to utilize $5,761,000 of our pre-ownership change NOL carry-forwards and will forgo utilizing $14,871,000 of our pre-ownership change NOL carry-forwards as a result of this ownership change. We do not account for forgone NOL carryovers in our deferred tax assets and only account for the NOL carry-forwards that will not expire unutilized as a result of the restrictions of Code Section 382.

As of December 31, 2017, we had NOL and research and development tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $24,401,000 and $129,000 respectively. The NOLs will begin to expire in 2020 through 2037 and the research and development credits will begin to expire in 2019 through 2020.

We also have state NOL and research and development credit carry-forwards of approximately $19,305,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, from telecommunications services segment, the suspension of the sale of product and services through the direct mail seminar sales channel for our web services segment, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2017 and 2016; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $9,362,000 and $14,810,000 respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The new law includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the reduction of the corporate income tax rate to 21.0%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future. As a result, our net deferred tax assets, without regard to the valuation allowance, decreased by $4.5 million. This decrease was offset by a corresponding decrease in our valuation allowance. There was no charge to our income tax expense as a result of the reduction in corporate income tax rate.

The net change in our valuation allowance was a decrease of $5,448,000 for the year ended December 31, 2017 and an increase of $1,723,000 for the year ended December 31, 2016.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Balance as of January 1, 2016	$891
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2016	891
Reductions due to lapsed statute of limitations	(891)
Balance as of December 31, 2017	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2017 and 2016, respectively.

Our U.S. federal income tax returns for fiscal 2014 through 2017 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2013.

15.
Commitments and Contingencies

Operating Leases

We lease office space under non-cancelable operating lease agreements. Currently we have one lease agreement, which is expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Rental expense incurred on operating leases for the years ended December 31, 2017 and 2016 was approximately $20,000 and $103,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of 36 months to offset rent expense. Deferred gain amortization for the years ended December 31, 2017 and 2016 was $16,000 and $93,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the years ended December 31, 2017 and 2016 was $288,000 and $229,000, respectively.

Future aggregate minimum lease obligations under the operating lease and sale-leaseback as of December 31, 2017, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2018	315
2019	300
2020	50
Total	$665

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

We have recorded liabilities of approximately $0 and $0 as of December 31, 2017 and 2016, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

16.
Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2017 and 2016, we contributed approximately $111,000 and $119,000 to the retirement savings plan, respectively.

17.
Segments

Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband internet services. Web Services segment generates revenue from website hosting and other professional services. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income/(loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue:
Cloud telecommunications	$9,320	$7,757
Web services	1,057	1,362
Consolidated revenue	10,377	9,119

Income/(loss) from operations:
Cloud telecommunications	(1,331)	(3,174)
Web services	506	411
Total operating loss	(825)	(2,763)
Other income/(expense), net:
Cloud telecommunications	(183)	(36)
Web services	(5)	19
Total other expense, net	(188)	(17)
Income/(loss) before income tax provision
Cloud telecommunications	(1,514)	(3,210)
Web services	501	430
Loss before income tax provision	$(1,013)	$(2,780)

Depreciation and amortization was $95,000 and $126,000 for the Cloud Telecommunications segment for the years ended December 31, 2017 and 2016, respectively. Depreciation and amortization was $11,000 and $20,000 for the Web Services segment for the years ended December 31, 2017 and 2016, respectively.

Interest income was $10,000 and $15,000 for the Web Services segment for the years ended December 31, 2017 and 2016, respectively.

Interest expense was $189,000 and $120,000 for the Cloud Telecommunications segment for the years ended December 31, 2017 and 2016 respectively. Interest expense was $20,000 and $18,000 for the Web Services segment for the years ended December 31, 2017 and 2016, respectively.

18.
Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2017	2017	2017	2017
Service revenue	$2,065	$2,182	$2,305	$2,478
Product revenue	279	303	385	380
Total revenue	2,344	2,485	2,690	2,858
Operating expenses:
Cost of service revenue	694	703	709	802
Cost of product revenue	108	124	152	165
Selling and marketing	690	709	734	791
General and administrative	1,171	1,009	955	936
Research and development	190	185	194	181
Total operating expenses	2,853	2,730	2,744	2,875
Loss from operations	(509)	(245)	(54)	(17)
Total other income/(expense), net	(30)	(32)	(127)	1
Loss before income taxes	(539)	(277)	(181)	(16)
Income tax benefit/(provision)	(4)	(4)	(8)	9
Net loss	$(543)	$(281)	$(189)	$(7)

Basic net loss per common share (1)	$(0.04)	$(0.02)	$(0.01)	$(0.00)
Diluted net loss per common share (1)	$(0.04)	$(0.02)	$(0.01)	$(0.00)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2016	2016	2016	2016
Service revenue	$1,823	$1,837	$1,946	$2,038
Product revenue	351	430	387	307
Total revenue	2,174	2,267	2,333	2,345
Operating expenses:
Cost of service revenue	762	741	776	714
Cost of product revenue	151	176	156	149
Selling and marketing	610	636	681	604
General and administrative	1,291	1,274	1,140	1,195
Research and development	229	216	189	192
Total operating expenses	3,043	3,043	2,942	2,854
Loss from operations	(869)	(776)	(609)	(509)
Total other income/(expense), net	4	2	(8)	(15)
Loss before income taxes	(865)	(774)	(617)	(524)
Income tax provision	(3)	(4)	(4)	(1)
Net loss	$(868)	$(778)	$(621)	$(525)

Basic net loss per common share (1)	$(0.07)	$(0.06)	$(0.05)	$(0.04)
Diluted net loss per common share (1)	$(0.07)	$(0.06)	$(0.05)	$(0.04)

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

None

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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
2.
The Financial Statement Schedule on page 66 of this Annual Report.
3.
Exhibit Index as seen below.
EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger dated February 28, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	14A	4/30/13
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
10.9	Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/24/14	10.1
10.10	Term Loan Agreement, dated December 31, 2015 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/31/15	10.1
10.11	Amendment to a term Loan Agreement, dated June 28, 2016, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	6/30/16	10.1
10.12	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.13	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.14	Amendment to a term Loan Agreement, dated February 27, 2017, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	3/2/17	10.1
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 6, 2018	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2018	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 6, 2018	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

Date: March 6, 2018	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 6, 2018	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 6, 2018	By:	/s/ David Williams
David Williams Director

Date: March 6, 2018	By:	/s/ Anil Puri
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2017
Allowance for doubtful accounts receivable	$47	-	(18)	$29
Deferred income tax asset valuation allowance	$14,810	-	(5,448)	$9,362
Year ended December 31, 2016
Allowance for doubtful accounts receivable	$59	-	(12)	$47
Deferred income tax asset valuation allowance	$13,087	1,723	-	$14,810