Form 10-Q
period 2018-03-31
Crexendo, Inc.
filed 2018-05-08
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 14,297,943.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)
	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,117	$1,282
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $2
as of March 31, 2018 and $19 as of December 31, 2017	361	372
Contract assets	4	3
Inventories	190	131
Equipment financing receivables	98	116
Contract costs	388	379
Prepaid expenses	416	251
Other current assets	10	10
Total current assets	2,684	2,644

Long-term trade receivables, net of allowance for doubtful accounts
of $9 as of March 31, 2018 and $10 as of December 31, 2017	31	31
Long-term equipment financing receivables, net	49	58
Property and equipment, net	7	8
Intangible assets, net	221	239
Goodwill	272	272
Long-term contract costs	359	364
Other long-term assets	119	121
Total assets	$3,742	$3,737

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76	$79
Accrued expenses	1,059	961
Notes payable	32	69
Income taxes payable	4	-
Contract liabilities	557	614
Total current liabilities	1,728	1,723

Contract liabilities, net of current portion	346	343
Deferred revenue, net of current portion	30	31
Notes payable, net of current portion	7	10
Total liabilities	2,111	2,107

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,288,656 shares issued and outstanding as of March 31, 2018 and 14,287,556 shares issued and
outstanding as of December 31, 2017	14	14
Additional paid-in capital	60,624	60,560
Accumulated deficit	(59,007)	(58,944)
Total stockholders' equity	1,631	1,630

Total Liabilities and Stockholders' Equity	$3,742	$3,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)
	Three Months Ended March 31,
	2018	2017
Service revenue	$2,442	$2,015
Product revenue	366	279
Total revenue	2,808	2,294

Operating expenses:
Cost of service revenue	729	644
Cost of product revenue	187	108
Selling and marketing	829	662
General and administrative	945	1,171
Research and development	181	190
Total operating expenses	2,871	2,775

Loss from operations	(63)	(481)

Other income/(expense):
Interest income	2	3
Interest expense	(1)	(35)
Other income, net	3	2
Total other income/(expense), net	4	(30)

Loss before income tax	(59)	(511)

Income tax provision	(4)	(4)

Net loss	$(63)	$(515)

Net loss per common share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted-average common shares outstanding:
Basic	14,287,734	13,699,389
Diluted	14,287,734	13,699,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2018
 (Unaudited, in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	62	-	62
Issuance of common stock for exercise of stock options	1,100	-	2	-	2
Net loss	-	-	-	(63)	(63)
Balance, March 31, 2018	14,288,656	$14	$60,624	$(59,007)	$1,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63)	$(515)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	-	54
Depreciation and amortization	19	27
Non-cash interest expense	-	33
Share-based compensation	62	260
Amortization of deferred gain	-	(16)
Changes in assets and liabilities:
Trade receivables	11	(50)
Contract assets	(1)	(1)
Equipment financing receivables	27	31
Inventories	(59)	(124)
Contract costs	(4)	18
Prepaid expenses	(165)	87
Other assets	2	16
Accounts payable and accrued expenses	95	(14)
Income tax payable	4	4
Contract liabilities	(54)	140
Deferred revenue	(1)	(2)
Net cash used for operating activities	(127)	(52)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of long-term investment	-	252
Net cash provided by investing activities	-	252

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	25
Repayments made on notes payable	(40)	(42)
Proceeds from exercise of options	2	166
Net cash provided by/(used for) financing activities	(38)	149

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(165)	349

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,382	719

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$1,217	$1,068

Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	$-	$109
Prepaid assets financed through notes payable	$-	$25

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.
Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is a next-generation CLEC and an award-winning leader and provider of unified communications cloud telecom services, broadband Internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

Basis of Presentation – The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc. and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $888,000 and $1,038,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of March 31, 2018 and December 31, 2017, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2018 and December 31, 2017, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

March 31,
2018
Cash and cash equivalents	$1,117,000
Restricted cash	100,000
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$1,217,000

Trade Receivables – Trade receivables from our cloud telecommunications and web services segments are recorded at invoiced amounts. We have historically offered to our web site development software customers the option to finance, typically through twenty-four and thirty-six month extended payment term agreements (“EPTAs”). EPTAs are reflected as short-term and long-term trade receivables, as applicable, as we have the intent and ability to hold the receivables for the foreseeable future, until maturity or payoff. EPTAs are recorded on a nonaccrual cash basis beginning on the contract date.

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

Contract Assets – Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional.

Contract Costs - Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $747,000 and $743,000 at March 31, 2018 and December 31, 2017, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2018 and 2017, the Company amortized $112,000 and $92,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $1,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. Depreciable lives by asset group are as follows:

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

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates - In preparing the condensed consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments and recoverability of long-lived assets.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Product and Service Revenue Recognition - Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 3.

Cost of Service Revenue – Cost of service includes Cloud Telecommunications and Web Services cost of service revenue. Cloud Telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and broadband Internet providers, costs of other third party services we resell, personnel and travel expenses related to system implementation, and customer service. Web Services cost of service revenue consists primarily of customer service costs and outsourcing fees related to fulfillment of our professional web management services.

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

Income Taxes - We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. We have placed a full valuation allowance on net deferred tax assets.

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

Comprehensive Loss – There were no other components of comprehensive loss other than net loss for the three months ended March 31, 2018 and 2017.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2018 and 2017. One telecommunications services customer accounted for 11% and 10% of total trade accounts receivable as of March 31, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements - In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, Inventory, which will require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under today’s guidance, it doesn’t matter whether all the value relates primarily to one asset. Under ASU 2017-01, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The ASU includes guidance on which types of assets can and cannot be combined into a single identifiable asset or a group of similar identifiable assets for the purpose of applying the threshold. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

On January 1, 2018, the Company adopted the new accounting standards. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the three months ended March 31, 2018 and 2017. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The changes to the classification of how certain cash receipts and payments are presented within the statement of cash flows had no impact on our condensed consolidated financial statements.

The adoption of these new ASUs required us to restate the previously reported cash and cash equivalent amounts reported in prior periods to include restricted cash, see Note 2-Changes in Accounting Principles.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2017. The adoption of this ASU did not impact our condensed consolidated financial statements, as there are no performance targets associated with outstanding awards.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We elected to adopt the standard effective January 1, 2018, using the full retrospective method, which required us to restate each prior reporting period presented, see Note 2-Changes in Accounting Principles. The most significant impact of the standard relates to our accounting for incremental costs to obtain a contract and principal versus agent considerations. Specifically, incremental sales leadership commission were expensed immediately rather than ratably over the term of the related contracts. Revenue from the resell of broadband Internet services and professional website management services were recognized on a gross basis as a principal rather than on net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. Revenue recognition related to our hardware, telecommunications services and website hosting services remains substantially unchanged. See Note 2 for disclosures related to changes in accounting policies.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, the amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this ASU did not impact our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company is in the process of evaluating the potential impact of this new ASU on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”). The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

2.
Changes in Accounting Principles

Except for the changes below, the Company has consistently applied the accounting principles to all periods presented in these condensed consolidated financial statements. The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policies for revenue recognition as detailed below.

The Company applied Topic 606 retrospectively using the practical expedient in paragraph 606-10-65-1(f)(3), under which the Company does not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application – i.e. January 1, 2018. The details of the significant changes and quantitative impact of the changes are disclosed below.

A.
Commission fees payable

The Company previously recognized management level indirect sales commission expense related to contracts as selling expenses when they were incurred. Under Topic 606, the Company capitalizes those commission fees as costs of obtaining a contract, when they are incremental and, if they are expected to be recovered, it amortizes them consistently with the pattern of transfer of the good or service over the specific contract life or the average contract life for the group of contracts that resulted in the achievement of the sales commissions. If the expected amortization period is one year or less, the commission fee is expensed when incurred. The adoption of this new accounting policy resulted in a cumulative adjustment to the accumulated deficit related to the incremental contract acquisition cost that was previously expensed being capitalized. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our condensed consolidated financial statements.

B.
Principal versus agent considerations

For the majority of our contracts, we expect no changes. We have certain contracts where we recognize revenue from reselling third party products and services, such as broadband Internet access and professional website management services as a principal on a gross basis. Under Topic 606, the Company recognizes revenue on a net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. The adoption of this new accounting policy required us to restate certain previously reported results, including the reduction of service revenue and related cost of service revenue. There was no impact on the accumulated deficit as a result of any changes to our current policy. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our condensed consolidated financial statements.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Refer to Impacts of Previously Reported Results below for the impact of the standard on our condensed consolidated financial statements.

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and statement of cash flows impacted our previously reported results as follows:

		(Topic 606)
Condensed Consolidated Balance Sheet		New Revenue
December 31, 2017	As Previously	Standard	As
(In thousands)	Reported	Adjustment	Adjusted
Trade receivables, net of allowance for doubtful accounts	$375	$(3)	$372
Contract assets	-	3	3
Contract costs	-	379	379
Prepaid expenses	530	(279)	251
Total current assets	2,544	100	2,644
Long-term prepaid expenses	173	(173)	-
Long-term contract costs	-	364	364
Total assets	3,446	291	3,737
Deferred revenue, current portion	957	(957)	-
Contract liabilities	-	614	614
Total current liabilities	2,066	(343)	1,723
Contract liabilities, net of current portion	-	343	343
Accumulated deficit	(59,235)	291	(58,944)
Total stockholders' equity	1,339	291	1,630
Total Liabilities and Stockholders' Equity	3,446	291	3,737

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Three Months Ended March 31, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$2,065	$(50)	$2,015
Total revenue	2,344	(50)	2,294
Cost of service revenue	694	(50)	644
Selling and marketing	690	(28)	662
Total operating expenses	2,853	(78)	2,775
Loss from operations	(509)	28	(481)
Loss before income tax	(539)	28	(511)
Net loss	(543)	28	(515)
Diluted loss per share	$(0.04)	$-	$(0.04)

Condensed Consolidated Statements of Stockholders' Equity			Additional		Total
(In thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017, as previously reported	13,578,556	$14	$58,716	$(58,215)	$515
Impact of change in accounting principle	-	-	-	200	200
As adjusted balance at January 1, 2017	13,578,556	14	58,716	(58,015)	715
As adjusted net loss	709,000	-	1,844	(929)	915
As adjusted balance as of December 31, 2017	14,287,556	$14	$60,560	$(58,944)	$1,630

		(Topic 606)	(Topic 230)
Condensed Consolidated Statement of Cash Flows		New Revenue	Statement of
Three Months Ended March 31, 2017	As Previously	Standard	Cash Flows	As
(In thousands)	Reported	Adjustment	Adjustments	Adjusted
Net loss	$(543)	$28	$-	$(515)
Trade receivables	(51)	1	-	(50)
Contract assets	-	(1)	-	(1)
Contract costs	-	18	-	18
Prepaid expenses	134	(47)	-	87
Contract liabilities	-	140	-	140
Deferred revenue	137	(139)	-	(2)
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD	619	-	(619)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE BEGINNING OF THE PERIOD	-	-	719	719
CASH AND CASH EQUIVALENTS AT THE END
OF THE PERIOD	968	-	(968)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE END OF THE PERIOD	-	-	1,068	1,068

Adoption of the standards related to revenue recognition (Topic 606) and statement of cash flows presentation of restricted cash (Topic 230) had no impact to cash provided by or used for financing, or investing on our condensed consolidated statement of cash flows.

3.
Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 14.

Telecommunications Segment

Products and services may be sold separately or in bundled packages. The typical length of a contract for service is thirty-six to sixty months. Customers are billed for these services on a monthly basis. For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the desktop devices and telecommunication services. For items that are not sold separately (e.g. additional features) the Company estimates stand-alone selling prices using the adjusted market assessment approach. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

Desktop Devices - Revenue generated from the sale of telecommunications equipment (desktop devices) is recognized when the customer takes possession of the devices and the cloud telecommunications services begin. The Company typically bills and collects the fees for the equipment upon entering into a contract with a customer. Cash receipts are recorded as a contract liability until implementation is complete and the services begin.

Equipment Financing Revenue - Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone desktop devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

Cloud Telecommunications Services - Telecommunication services include voice, data, and collaboration software. The Company recognizes revenue as services are provided in service revenue. Telecommunications services are billed and paid on a monthly basis.

Broadband Internet Access – Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third party service providers. Broadband Internet access services are billed and paid on a monthly basis.

Professional Services Revenue – Professional services revenue includes activation fees and any professional installation services. Installation services are recognized as revenue when the services are completed. The Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

Commission Revenue - We have affiliate agreements with third-party entities that are resellers of satellite television services and Internet service providers. We receive commissions when the services are bundled with our offerings and we recognize commission revenue when received.

Web Services Segment

Website Hosting Service – Fees generated from hosting customer websites are recognized as revenue as the services are provided in service revenue. Website hosting services are billed and collected on a monthly basis.

Professional Website Management Service and Other– Fees generated from reselling professional website management services are recognized as revenue net of the costs charged by the third party service providers. Professional website management services are billed and paid on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended March 31, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$366	$-	$366
Equipment financing revenue	31	-	31
Telecommunications services	2,042	-	2,042
Fees, commissions, and other, recognized over time	137	-	137
One time fees, commissions and other	7	-	7
Website hosting services	-	204	204
Website management services and other	-	21	21
	$2,583	$225	$2,808
Timing of revenue recognition
Products and fees recognized at a point in time	$373	$-	$373
Services and fees transferred over time	2,210	225	2,435
	$2,583	$225	$2,808

Three Months Ended March 31, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$279	$-	$279
Equipment financing revenue	56	-	56
Telecommunications services	1,566	-	1,566
Fees, commissions, and other, recognized over time	102	-	102
One time fees, commissions and other	11	-	11
Website hosting services	-	250	250
Website management services and other	-	30	30
	$2,014	$280	$2,294
Timing of revenue recognition
Products and fees recognized at a point in time	$290	$-	$290
Services and fees transferred over time	1,724	280	2,004
	$2,014	$280	$2,294

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
	2018	2017
(In thousands)		As Adjusted
Receivables, which are included in Trade receivables, net of allowance for doubtful accounts	$392	$403
Contract assets	4	3
Contract liabilities	903	957

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2018		December 31, 2017
			As Adjusted
	Contract assets	Contract Liabilities	Contract assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(676)	$-	$(630)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	622	-	778
Transferred to receivables from contract assets recognized at the beginning of the period	-	-	(1)	-
Increase due to additional unamortized discounts	1	-	2	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2018	2019	2020	2021	2022	2023	Total
Desktop devices	$280	-	-	-	-	-	$280
Telecommunications service	$5,859	6,227	4,501	2,788	998	62	$20,435
All consideration from contracts with customers is included in the amounts presented above

The Company applies the transition practical expedient in paragraph 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the year ended December 31, 2017.

4.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2018 and 2017 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2018	2017
Net loss (in thousands)	$(63)	$(515)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	14,287,734	13,699,389
Diluted shares outstanding	14,287,734	13,699,389

Net loss per common share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2018 and 2017, the common stock equivalent shares were, as follows:

	March 31,	March 31,
	2018	2017
Shares of common stock issuable under equity incentive plans outstanding	3,842,428	4,020,050
Common stock equivalent shares excluded from diluted net loss per share	3,842,428	4,020,050

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2018	2017
Trade receivables	$360	$386
Conforming EPTAs	39	41
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	-	1
Gross trade receivables	403	432
Less: allowance for doubtful accounts	(11)	(29)
Trade receivables, net	$392	$403

Current trade receivables, net	$361	$372
Long-term trade receivables, net	31	31
Trade receivables, net	$392	$403

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $1,000 of EPTAs during the three months ended March 31, 2018 and $13,000 during the year ended December 31, 2017, of which, all had original contract terms of greater than one year.

6.
Equipment Financing Receivables

We rent certain cloud telecommunication equipment (IP telephone devices) through leasing contracts that we classify as either operating leases or sale-type leases. Equipment finance receivables are expected to be collected over the next thirty-six to sixty months. Equipment finance receivables arising from the rental of our cloud telecommunication equipment through sales-type leases, are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Gross equipment financing receivables	$212	$264
Less: unearned income	(65)	(90)
Equipment financing receivables, net	147	174
Less: Current portion of equipment finance receivables, net	(98)	(116)
Long-term equipment finance receivables, net	$49	$58

7.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid corporate insurance	15	44
Prepaid software services	94	15
Prepaid inventory deposits	195	117
Other prepaid expenses	112	75
Total prepaid expenses	$416	$251

8.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Customer relationships	$941	$941
Developed technology	198	198
Less: accumulated amortization
Customer relationships	(720)	(702)
Developed technology	(198)	(198)
Total	$221	$239

Amortization expense is included in general and administrative expenses and totaled $18,000 and $24,000 for the three months ended March 31, 2018 and 2017, respectively.

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued wages and benefits	$372	$303
Accrued accounts payable	256	242
Accrued sales and telecommunication taxes	358	343
Other	73	73
Total accrued expenses	$1,059	$961

10.
Notes Payable

Related-Party Note Payable

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

Other Notes Payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance policies.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Related-party note payable	$4	$4
Other notes payable	35	75
Total notes payable	39	79
Less: notes payable, current portion	(32)	(69)
Notes payable, net of current portion	$7	$10

As of March 31, 2018, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2018	$29
2019	6
2020	4
Total	$39

11.
Fair Value Measurements

We have financial instruments as of March 31, 2018 and December 31, 2017 for which the fair value is summarized below (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$392	$392	$403	$403
Equipment financing receivables	147	147	174	174
Liabilities:
Notes payable	39	39	79	79

12.
Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was (6.8)% and (0.8)%, respectively, which resulted in an income tax provision of $(4,000) and $(4,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

13.
Commitments and Contingencies

Operating Leases

We lease office space under non-cancelable operating lease agreements. Currently we have one lease agreement in Reno, NV, which is expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Rental expense incurred on operating leases for the three months ended March 31, 2018 and 2017 was approximately $5,000 and $5,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of thirty-six months to offset rent expense. Deferred gain amortization for the three months ended March 31, 2018 and 2017 was $0 and $16,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the three months ended March 31, 2018 and 2017 was $75,000 and $63,000, respectively.

Future aggregate minimum lease obligations under the operating lease as of March 31, 2018, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2018	$235
2019	300
2020	50
Total	$585

14.
Segments

Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband Internet services. Web Services segment generates revenue from website hosting and other professional services. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income/(loss) before income tax provision are as follows (in thousands):
	Three Months Ended March 31,
	2018	2017
		As Adjusted
Revenue:
Cloud telecommunications	$2,583	$2,014
Web services	225	280
Consolidated revenue	2,808	2,294

Income/(loss) from operations:
Cloud telecommunications	(188)	(588)
Web services	125	107
Total operating loss	(63)	(481)
Other income/(expense), net:
Cloud telecommunications	4	(30)
Web services	-	-
Total other income/(expense), net	4	(30)
Income/(loss) before income tax provision
Cloud telecommunications	(184)	(618)
Web services	125	107
Loss before income tax provision	$(59)	$(511)

Depreciation and amortization was $18,000 and $24,000 for the Cloud Telecommunications segment for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization was $1,000 and $3,000 for the Web Services segment for the three months ended March 31, 2018 and 2017, respectively.

Interest income was $2,000 and $3,000 for the Web Services segment for the three months ended March 31, 2018 and 2017, respectively.

Interest expense was $1,000 and $31,000 for the Cloud Telecommunications segment for the three months ended March 31, 2018 and 2017, respectively. Interest expense was $0 and $4,000 for the Web Services segment for the three months ended March 31, 2018 and 2017, respectively.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2018 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo, Inc. is a next-generation CLEC and an award-winning leader and provider of unified communications cloud telecom services, broadband Internet services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

Our Cloud Telecommunications service revenue increased 28% or $482,000 to $2,217,000 for the three months ended March 31, 2018 as compared to $1,735,000 for the three months ended March 31, 2017. Our Cloud Telecommunications product revenue increased 31% or $87,000 to $366,000 for the three months ended March 31, 2018 as compared to $279,000 for the three months ended March 31, 2017. As of March 31, 2018 and 2017, our backlog was $20,715,000 and $16,888,000, respectively.

Web Services - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 20% or $55,000 to $225,000 for the three months ended March 31, 2018 as compared to $280,000 for the three months ended March 31, 2017.

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

Cloud Telecommunications - Our cloud telecommunications service offering includes hardware, software, and unified communication solutions for businesses using IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2018	2017
Service revenue	$2,442	$2,015
Product revenue	$366	$279
Total revenue	$2,808	$2,294
Loss before income taxes	(59)	(511)
Income tax provision	(4)	(4)
Net loss	(63)	(515)
Basic net loss per share	$(0.00)	$(0.04)
Diluted net loss per share	$(0.00)	$(0.04)

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 21% or $427,000, to $2,442,000 for the three months ended March 31, 2018 as compared to $2,015,000 for the three months ended March 31, 2017. Cloud Telecommunications service revenue increased 28% or $482,000, to $2,217,000 for the three months ended March 31, 2018 as compared to $1,735,000 for the three months ended March 31, 2017. Web service revenue decreased 20% or $55,000, to $225,000 for the three months ended March 31, 2018 as compared to $280,000 for the three months ended March 31, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased by 31% or $87,000, to $366,000 for the three months ended March 31, 2018 as compared to $279,000 for the three months ended March 31, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 88% or $452,000, to $59,000 for the three months ended March 31, 2018 as compared to loss before income tax of $511,000 for the three months ended March 31, 2017. The decrease in loss before income tax is primarily due to the increase in revenue of $514,000 and an increase in other income of $34,000, offset by an increase in operating expenses of $96,000.

Income Tax Provision

We had an income tax provision of $4,000 for the three months ended March 31, 2018 compared to an income tax provision of $4,000 for the three months ended March 31, 2017. We had a pre-tax loss for the three months ended March 31, 2018 and 2017 of $59,000 and $511,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended March 31, 2018 and 2017.

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

In our May 8, 2018 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Loss
(Unaudited)
	Three Months Ended March 31,
	2018	2017
	(In thousands)
U.S. GAAP net loss	$(63)	$(515)
Share-based compensation	62	260
Amortization of rent expense paid in stock, net of deferred gain	-	38
Amortization of intangible assets	18	24
Non-cash interest expense	-	33
Non-GAAP net income/(loss)	$17	$(160)

Non-GAAP net income/(loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted-average common shares outstanding:
Basic	14,287,734	13,699,389
Diluted	15,199,950	13,699,389

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended March 31,
	2018	2017
	(In thousands)
U.S. GAAP net loss	$(63)	$(515)
Depreciation and amortization	19	27
Interest expense	1	35
Interest and other income	(5)	(5)
Income tax provision	4	4
EBITDA	(44)	(454)
Share-based compensation	62	260
Amortization of rent expense paid in stock, net of deferred gain	-	38
Adjusted EBITDA	$18	$(156)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):
	Three Months Ended March 31,
	2018	2017
Cloud Telecommunications		As Adjusted
Service revenue	$2,217	$1,735
Product revenue	366	279
Total revenue	$2,583	$2,014
Operating expenses:
Cost of service revenue	708	614
Cost of product revenue	187	108
Research and development	175	184
Selling and marketing	829	662
General and administrative	872	1,034
Total operating expenses	2,771	2,602
Operating loss	(188)	(588)
Other income/(expense)	4	(30)
Loss before tax provision	$(184)	$(618)

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 28% or $482,000, to $2,217,000 for the three months ended March 31, 2018 as compared to $1,735,000 for the three months ended March 31, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $507,000, offset by a decrease in sales-type lease interest of $25,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 31% or $87,000, to $366,000 for the three months ended March 31, 2018 as compared to $279,000 for the three months ended March 31, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2018 and 2017, and March 31, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of March 31, 2018	$20,715

Cloud Telecommunications backlog as of January 1, 2017	$15,921
Cloud Telecommunications backlog as of March 31, 2017	$16,888

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet, and software providers, costs related to installations, and customer support. Cost of service revenue increased 15% or $94,000, to $708,000 for the three months ended March 31, 2018 as compared to $614,000 for the three months ended March 31, 2017. The increase in cost of service revenue was primarily due to an increase in salary and benefits of $36,000, an increase in bandwidth costs of $32,000, an increase in credit card processing fees of $11,000, and a $15,000 increase in costs related to installations. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue increased 73% or $79,000, to $187,000 for the three months ended March 31, 2018 as compared to $108,000 for the three months ended March 31, 2017. The increase is primarily due to the increase in product revenue and an increase in shipping costs.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development salary expenses decreased 5% or $9,000, to $175,000 for the three months ended March 31, 2018 as compared to $184,000 for the three months ended March 31, 2017 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, the production of marketing materials, and sales support software. Selling and marketing expenses increased 25% or $167,000, to $829,000 for the three months ended March 31, 2018 as compared to $662,000 for the three months ended March 31, 2017. The increase in selling and marketing expense was due an increase in salary and benefits of $76,000, an increase in commission expenses of $100,000 directly related to an increase in revenue, and an increase in travel expenses of $23,000, offset by a decrease in bad debt of $11,000 and a decrease in business development costs of $21,000, which includes trade shows and other marketing materials.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 16% or $162,000, to $872,000 for the three months ended March 31, 2018 as compared to $1,034,000 for the three months ended March 31, 2017. The decrease in general and administrative expenses is primarily due to a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 19%, or $226,000 to $945,000 for the three months ended March 31, 2018 as compared to $1,171,000 for the three months ended March 31, 2017. We reduced software support costs by $89,000 resulting from utilizing more affordable software. Stock compensation expense decreased $176,000, offset by a $20,000 increase in data center costs, a $10,000 increase in board fees, and $19,000 increase in administrative expenses.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other income increased 113% or $34,000, to $4,000 for the three months ended March 31, 2018 as compared to $(30,000) for the three months ended March 31, 2017. The increase is primarily due to a decrease in interest expense of $31,000 on our related party note payable and an increase in sublease income of $3,000 resulting from a sub-lease signed in the fourth quarter of 2017.

Operating Results of Web Services segment (in thousands):
	Three Months Ended March 31,
	2018	2017
Web Services		As Adjusted
Service revenue	$225	$280
Operating expenses:
Cost of service revenue	21	30
Research and development	6	6
General and administrative	73	137
Total operating expenses	100	173
Operating income	125	107
Other income	-	-
Income before tax provision	$125	$107

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 20% or $55,000, to $225,000 for the three months ended March 31, 2018 as compared to $280,000 for the three months ended March 31, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $46,000, a $6,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a decrease of $3,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue decreased 30% or $9,000, to $21,000 for the three months ended March 31, 2018 as compared to $30,000 for the three months ended March 31, 2017. The cost of revenue decrease is primarily related to a reduction in customer service costs as well as a reduction in credit card processing fees due to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $6,000 for the three months ended March 31, 2018 as compared to $6,000 for the three months ended March 31, 2017.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 47% or $64,000, to $73,000 for the three months ended March 31, 2018 as compared to $137,000 for the three months ended March 31, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 20% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 19%, or $226,000 to $945,000 for the three months ended March 31, 2018 compared to $1,171,000 for the three months ended March 31, 2017. We reduced software support costs by $89,000 resulting from utilizing more affordable software. Stock compensation expense decreased $176,000, offset by a $20,000 increase in data center costs, a $10,000 increase in board fees, and $19,000 increase in administrative expenses.

Other Income

Other income primarily relates to interest income from the collection of EPTA receivables and the allocated portions of interest expense and sublease rental income. Other income was $0 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018 and 2017, we had cash and cash equivalents of $1,117,000 and $968,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 4% or $35,000 to $956,000 as of March 31, 2018 as compared to $921,000 at December 31, 2017. The increase in working capital was primarily related to an increase in contract assets of $1,000, an increase in inventories of $59,000, and increase in contract costs of $9,000, an increase in prepaid expenses of $165,000, a decrease in accounts payable of $3,000, a decrease in notes payable of $37,000, and a decrease in contract liabilities of $57,000, offset by decrease in cash and cash equivalents of $165,000, a decrease in trade receivables, net of allowance for doubtful accounts of $11,000, a decrease in equipment financing receivables of $18,000, an increase in accrued expenses of $98,000, and an increase in income taxes payable of $4,000 during the three months ended March 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents decreased 13% or $165,000 to $1,117,000 at March 31, 2018 as compared to $1,282,000 at December 31, 2017. During the three months ended March 31, 2018, we used cash flows for operating activities of $127,000 and $38,000 for financing activities. The $38,000 used for financing activities primarily related to repayments of notes payable of $40,000, offset by proceeds from stock option exercises of $2,000 during the period.

Inventories

Inventories increased 45% or $59,000 to $190,000 at March 31, 2018 as compared to $131,000 at December 31, 2017. The increase is due to replenishing inventory from shipments made during the prior quarter.

Prepaid Expenses

Prepaid expenses increased 66% or $165,000 to $416,000 at March 31, 2018 as compared to $251,000 at December 31, 2017. The increase is from an $85,000 payment for a 2018 annual software subscription, $78,000 is from an increase in prepaid inventories for prepayments on shipments that will be received in the next 90 days, and a $2,000 increase in other prepaid expense accounts.

Accounts Payable and Accrued Expenses

Accounts payable decreased 4% or $3,000 to $76,000 at March 31, 2018 as compared to $79,000 at December 31, 2017. Our accounts payable as of March 31, 2018 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Accrued expenses increased 10% or $98,000 to $1,059,000 at March 31, 2018 as compared to $961,000 at December 31, 2017. The increase is from a $79,000 increase in accrued salaries due to accruing ten days at March 31, 2018 as compared to five days at December 31, 2017, a $14,000 increase in accrued paid time off due to fewer vacation days taken in the first quarter of 2018, and a $5,000 increase in other accrued expense accounts.

Notes Payable

Notes payables decreased 51% or $40,000 to $39,000 at March 31, 2018 as compared to $79,000 at December 31, 2017. The decrease is primarily related to payments on annual financing contracts.

Contract Liabilities

Contract liabilities decreased 9% or $57,000 to $557,000 at March 31, 2018 as compared to $614,000 at December 31, 2017. The decrease is primarily due to a decrease in customer down payments typically received at contract inception. During the quarter we entered into a few contracts that do not require advance payments for equipment purchases. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased $1,000, to $1,631,000 at March 31, 2018 as compared to $1,630,000 at December 31, 2017. The increase in total stockholders’ equity was attributable to an increase in additional paid-in capital of $2,000 for proceeds from the exercise of stock options, and $62,000 for stock options issued to employees, offset by a net loss of $63,000.

Off Balance Sheet Arrangements

As of March 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and Internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2017 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.
Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2017 Form 10-K.

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

Crexendo, Inc.

May 8, 2018	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 8, 2018	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer