Form 10-Q
period 2018-06-30
Crexendo, Inc.
filed 2018-08-02
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2018 was 14,318,469.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,340	$1,282
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $20
as of June 30, 2018 and $19 as of December 31, 2017	382	372
Contract assets	11	3
Inventories	394	131
Equipment financing receivables	83	116
Contract costs	370	379
Prepaid expenses	309	251
Income tax receivable	5	-
Other current assets	10	10
Total current assets	3,004	2,644

Long-term trade receivables, net of allowance for doubtful accounts
of $9 as of June 30, 2018 and $10 as of December 31, 2017	29	31
Long-term equipment financing receivables, net	95	58
Property and equipment, net	140	8
Intangible assets, net	203	239
Goodwill	272	272
Contract costs, net of current portion	366	364
Other long-term assets	108	121
Total assets	$4,217	$3,737

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88	$79
Accrued expenses	1,028	961
Notes payable	141	69
Contract liabilities	595	614
Total current liabilities	1,852	1,723

Contract liabilities, net of current portion	412	374
Notes payable, net of current portion	134	10
Total liabilities	2,398	2,107

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,308,469 shares issued and outstanding as of June 30, 2018 and 14,287,556 shares issued and
outstanding as of December 31, 2017	14	14
Additional paid-in capital	60,765	60,560
Accumulated deficit	(58,960)	(58,944)
Total stockholders' equity	1,819	1,630

Total Liabilities and Stockholders' Equity	$4,217	$3,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service revenue	$2,540	$2,133	$4,982	$4,148
Product revenue	437	303	803	582
Total revenue	2,977	2,436	5,785	4,730

Operating expenses:
Cost of service revenue	731	654	1,460	1,298
Cost of product revenue	201	124	388	232
Selling and marketing	767	684	1,596	1,346
General and administrative	1,034	1,009	1,979	2,180
Research and development	194	185	375	375
Total operating expenses	2,927	2,656	5,798	5,431

Gain/(loss) from operations	50	(220)	(13)	(701)

Other income/(expense):
Interest income	2	2	4	5
Interest expense	(2)	(35)	(3)	(70)
Other income, net	-	1	3	3
Total other income/(expense), net	-	(32)	4	(62)

Income/(loss) before income tax	50	(252)	(9)	(763)

Income tax provision	(3)	(4)	(7)	(8)

Net income/(loss)	$47	$(256)	$(16)	$(771)

Net incom/(loss) per common share:
Basic	$0.00	$(0.02)	$(0.00)	$(0.06)
Diluted	$0.00	$(0.02)	$(0.00)	$(0.06)

Weighted-average common shares outstanding:
Basic	14,299,638	13,819,281	14,293,658	13,759,666
Diluted	15,147,255	13,819,281	14,293,658	13,759,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2018
 (Unaudited, in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	175	-	175
Issuance of common stock for exercise of stock options	20,913	-	30	-	30
Net loss	-	-	-	(16)	(16)
Balance, June 30, 2018	14,308,469	$14	$60,765	$(58,960)	$1,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16)	$(771)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	-	54
Depreciation and amortization	40	55
Non-cash interest expense	-	66
Share-based compensation	175	392
Amortization of deferred gain	-	(16)
Changes in assets and liabilities:
Trade receivables	(8)	(50)
Contract assets	(8)	(1)
Equipment financing receivables	(4)	65
Inventories	(263)	(84)
Contract costs	7	12
Prepaid expenses	(58)	75
Income tax receivable	(5)	-
Other assets	13	14
Accounts payable and accrued expenses	76	(98)
Contract liabilities	19	144
Net cash used for operating activities	(32)	(143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(136)	-
Sale of long-term investment	-	252
Net cash provided by/(used for) investing activities	(136)	252

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	267	111
Repayments made on notes payable	(71)	(76)
Proceeds from exercise of options	30	166
Net cash provided by financing activities	226	201

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	58	310

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,382	719

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$1,440	$1,029

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(12)	$(9)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	-	109
Prepaid assets financed through notes payable	122	111
Property and equipment financed through notes payable	129	-

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

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,121,000 and $1,038,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of June 30, 2018 and December 31, 2017, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2018 and December 31, 2017, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,340,000	$1,282,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$1,440,000	$1,382,000

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

Contract Costs - Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $736,000 and $743,000 at June 30, 2018 and December 31, 2017, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2018 and 2017, the Company amortized $115,000 and $106,000, respectively, and there was no impairment loss in relation to the costs capitalized. During the six months ended June 30, 2018 and 2017, the Company amortized $227,000 and $198,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $3,000 and $3,000 for the three months ended June 30, 2018 and 2017, respectively and $4,000 and $6,000 for the six months ended June 30, 2018 and 2017, respectively. Depreciable lives by asset group are as follows:

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three and six months ended June 30, 2018 and 2017.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2018 and 2017. No customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2018 and one Cloud Telecommunications services customer accounted for 10% of total trade accounts receivable as of June 30, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new accounting standards effective January 1, 2018. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the six months ended June 30, 2018 and 2017. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

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

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and statement of cash flows impacted our previously reported results as follows:

		(Topic 606)
Condensed Consolidated Balance Sheet		New Revenue
December 31, 2017	As Previously	Standard	As
(In thousands)	Reported	Adjustment	Adjusted
Trade receivables, net of allowance for doubtful accounts	$375	$(3)	$372
Contract assets	-	3	3
Contract costs	-	379	379
Prepaid expenses	530	(279)	251
Total current assets	2,544	100	2,644
Long-term prepaid expenses	173	(173)	-
Contract costs, net of current portion	-	364	364
Total assets	3,446	291	3,737
Deferred revenue, current portion	957	(957)	-
Contract liabilities	-	614	614
Total current liabilities	2,066	(343)	1,723
Deferred revenue, net of current portion	31	(31)	-
Contract liabilities, net of current portion	-	374	374
Accumulated deficit	(59,235)	291	(58,944)
Total stockholders' equity	1,339	291	1,630
Total Liabilities and Stockholders' Equity	3,446	291	3,737

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Three Months Ended June 30, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$2,182	$(49)	$2,133
Total revenue	2,485	(49)	2,436
Cost of service revenue	703	(49)	654
Selling and marketing	709	(25)	684
Total operating expenses	2,730	(74)	2,656
Loss from operations	(245)	25	(220)
Loss before income tax	(277)	25	(252)
Net loss	(281)	25	(256)
Diluted loss per share	$(0.02)	$-	$(0.02)

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Six Months Ended June 30, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$4,247	$(99)	$4,148
Total revenue	4,829	(99)	4,730
Cost of service revenue	1,397	(99)	1,298
Selling and marketing	1,399	(53)	1,346
Total operating expenses	5,583	(152)	5,431
Loss from operations	(754)	53	(701)
Loss before income tax	(816)	53	(763)
Net loss	(824)	53	(771)
Diluted loss per share	$(0.06)	$-	$(0.06)

Condensed Consolidated Statements of Stockholders' Equity			Additional		Total
(In thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017, as previously reported	13,578,556	$14	$58,716	$(58,215)	$515
Impact of change in accounting principle	-	-	-	200	200
As adjusted balance at January 1, 2017	13,578,556	14	58,716	(58,015)	715
As adjusted net loss	709,000	-	1,844	(929)	915
As adjusted balance as of December 31, 2017	14,287,556	$14	$60,560	$(58,944)	$1,630

		(Topic 606)	(Topic 230)
Condensed Consolidated Statement of Cash Flows		New Revenue	Statement of
Six Months Ended June 30, 2017	As Previously	Standard	Cash Flows	As
(In thousands)	Reported	Adjustment	Adjustments	Adjusted
Net loss	$(824)	$53	$-	$(771)
Trade receivables	(51)	1	-	(50)
Contract assets	-	(1)	-	(1)
Contract costs	-	12	-	12
Prepaid expenses	140	(65)	-	75
Contract liabilities	-	144	-	144
Deferred revenue	144	(144)	-	-
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD	619	-	(619)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE BEGINNING OF THE PERIOD	-	-	719	719
CASH AND CASH EQUIVALENTS AT THE END
OF THE PERIOD	929	-	(929)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE END OF THE PERIOD	-	-	1,029	1,029

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

Three Months Ended June 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$437	$-	$437
Equipment financing revenue	28	-	28
Telecommunications services	2,127	-	2,127
Fees, commissions, and other, recognized over time	149	-	149
One time fees, commissions and other	28	-	28
Website hosting services	-	181	181
Website management services and other	-	27	27
	$2,769	$208	$2,977
Timing of revenue recognition
Products and fees recognized at a point in time	$465	$-	$465
Services and fees transferred over time	2,304	208	2,512
	$2,769	$208	$2,977

Three Months Ended June 30, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$303	$-	$303
Equipment financing revenue	49	-	49
Telecommunications services	1,690	-	1,690
Fees, commissions, and other, recognized over time	104	-	104
One time fees, commissions and other	24	-	24
Website hosting services	-	241	241
Website management services and other	-	25	25
	$2,170	$266	$2,436
Timing of revenue recognition
Products and fees recognized at a point in time	$327	$-	$327
Services and fees transferred over time	1,843	266	2,109
	$2,170	$266	$2,436

Six Months Ended June 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$803	$-	$803
Equipment financing revenue	59	-	59
Telecommunications services	4,169	-	4,169
Fees, commissions, and other, recognized over time	286	-	286
One time fees, commissions and other	35	-	35
Website hosting services	-	385	385
Website management services and other	-	48	48
	$5,352	$433	$5,785
Timing of revenue recognition
Products and fees recognized at a point in time	$838	$-	$838
Services and fees transferred over time	4,514	433	4,947
	$5,352	$433	$5,785

Six Months Ended June 30, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$582	$-	$582
Equipment financing revenue	105	-	105
Telecommunications services	3,256	-	3,256
Fees, commissions, and other, recognized over time	206	-	206
One time fees, commissions and other	35	-	35
Website hosting services	-	491	491
Website management services and other	-	55	55
	$4,184	$546	$4,730
Timing of revenue recognition
Products and fees recognized at a point in time	$617	$-	$617
Services and fees transferred over time	3,567	546	4,113
	$4,184	$546	$4,730

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	June 30,	December 31,
	2018	2017
(In thousands)		As Adjusted
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$411	$403
Contract assets	11	3
Contract liabilities	1,007	988

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended		For the Year Ended
(In thousands)	June 30, 2018		December 31, 2017
			As Adjusted
	Contract assets	Contract Liabilities	Contract assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(759)	$-	$(642)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	778	-	778
Transferred to receivables from contract assets recognized at the beginning of the period	(1)	-	(1)	-
Increase due to additional unamortized discounts	9	-	2	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2018	2019	2020	2021	2022	2023	Total
Desktop devices	$212	-	-	-	-	-	$212
Telecommunications service	$4,221	6,797	4,905	3,075	1,395	169	$20,562
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

4.
Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss) (in thousands)	$47	$(256)	$(16)	$(771)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	14,299,638	13,819,281	14,293,658	13,759,666
Diluted shares outstanding	15,147,255	13,819,281	14,293,658	13,759,666

Net income/(loss) per common share:
Basic	$0.00	$(0.02)	$(0.00)	$(0.06)
Diluted	$0.00	$(0.02)	$(0.00)	$(0.06)

Common stock equivalent shares are not included in the computation of diluted loss per share for the six months ended June 30, 2018 and three and six months ended June 30, 2017, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At June 30, 2018 and 2017, the common stock equivalent shares were, as follows:

	June 30,	June 30,
	2018	2017
Shares of common stock issuable under equity incentive plans outstanding	3,809,803	4,067,956
Common stock equivalent shares excluded from diluted net loss per share	3,809,803	4,067,956

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2018	2017
Trade receivables	$398	$386
Conforming EPTAs	38	41
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	-	1
Gross trade receivables	440	432
Less: allowance for doubtful accounts	(29)	(29)
Trade receivables, net	$411	$403

Current trade receivables, net	$382	$372
Long-term trade receivables, net	29	31
Trade receivables, net	$411	$403

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $1,000 of EPTAs during the six months ended June 30, 2018 and $13,000 during the year ended December 31, 2017, of which, all had original contract terms of greater than one year.

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
	June 30,	December 31,
	2018	2017
Gross equipment financing receivables	$286	$264
Less: unearned income	(108)	(90)
Equipment financing receivables, net	178	174
Less: Current portion of equipment finance receivables, net	(83)	(116)
Long-term equipment finance receivables, net	$95	$58

7.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid corporate insurance	$96	$44
Prepaid software services	69	17
Prepaid inventory deposits	16	117
Other prepaid expenses	128	73
Total prepaid expenses	$309	$251

8.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Customer relationships	$941	$941
Developed technology	198	198
Less: accumulated amortization
Customer relationships	(738)	(702)
Developed technology	(198)	(198)
Total	$203	$239

Amortization expense is included in general and administrative expenses and totaled $18,000 and $24,000 for the three months ended June 30, 2018 and 2017, respectively, and $36,000 and $49,000 for the six months ended June 30, 2018 and 2017, respectively.

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued wages and benefits	$282	$303
Accrued accounts payable	240	242
Accrued sales and telecommunication taxes	408	343
Other	98	73
Total accrued expenses	$1,028	$961

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

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Related-party note payable	$4	$4
Other notes payable	271	75
Total notes payable	275	79
Less: notes payable, current portion	(141)	(69)
Notes payable, net of current portion	$134	$10

As of June 30, 2018, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2018	$90
2019	66
2020	33
2021	31
2022	34
2023	21
Total	$275

11.
Fair Value Measurements

We have financial instruments as of June 30, 2018 and December 31, 2017 for which the fair value is summarized below (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$411	$411	$403	$403
Equipment financing receivables	178	178	174	174
Liabilities:
Notes payable	275	275	79	79

12.
Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 6.0% and (77.8)%, respectively, which resulted in an income tax provision of $(3,000) and $(7,000), respectively. The tax provision is due to state tax payments made with extensions filed.

Our effective tax rate for the three and six months ended June 30, 2017 was (1.6)% and (1.0)%, respectively, which resulted in an income tax provision of $(4,000) and $(8,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

13.
Commitments and Contingencies

Operating Leases

We lease office space under non-cancelable operating lease agreements. Currently we have one lease agreement in Reno, NV, which is expiring in 2018. The operating lease for our Reno, NV office contains customary escalation clauses. Rental expense incurred on operating leases for the three months ended June 30, 2018 and 2017 was approximately $5,000 and $5,000, respectively. Rental expense incurred on operating leases for the six months ended June 30, 2018 and 2017 was approximately $10,000 and $10,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of thirty-six months to offset rent expense. Deferred gain amortization for the three months ended June 30, 2018 and 2017 was $0 and $0, respectively. Deferred gain amortization for the six months ended June 30, 2018 and 2017 was $0 and $16,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the three months ended June 30, 2018 and 2017 was $75,000 and $75,000, respectively. Rent expense incurred on the sale-leaseback during the six months ended June 30, 2018 and 2017 was $150,000 and $138,000, respectively.

Future aggregate minimum lease obligations under the operating lease as of June 30, 2018, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2018	$155
2019	300
2020	50
Total	$505

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Revenue:
Cloud telecommunications	$2,769	$2,170	$5,352	$4,184
Web services	208	266	433	546
Consolidated revenue	2,977	2,436	5,785	4,730

Income/(loss) from operations:
Cloud telecommunications	(56)	(348)	(244)	(936)
Web services	106	128	231	235
Total operating income/(loss)	50	(220)	(13)	(701)
Other income/(expense), net:
Cloud telecommunications	3	(32)	7	(62)
Web services	(3)	-	(3)	-
Total other income/(expense), net	-	(32)	4	(62)
Income/(loss) before income tax provision:
Cloud telecommunications	(53)	(380)	(237)	(998)
Web services	103	128	228	235
Income/(loss) before income tax provision	50	(252)	(9)	(763)

Depreciation and amortization was $19,000 and $25,000 for the Cloud Telecommunications segment for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization was $37,000 and $49,000 for the Cloud Telecommunications segment for the six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization was $2,000 and $3,000 for the Web Services segment for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization was $3,000 and $6,000 for the Web Services segment for the six months ended June 30, 2018 and 2017, respectively.

Interest income was $2,000 and $2,000 for the Web Services segment for the three months ended June 30, 2018 and 2017, respectively. Interest income was $4,000 and $5,000 for the Web Services segment for the six months ended June 30, 2018 and 2017, respectively.

Interest expense was $2,000 and $32,000 for the Cloud Telecommunications segment for the three months ended June 30, 2018 and 2017, respectively. Interest expense was $3,000 and $62,000 for the Cloud Telecommunications segment for the six months ended June 30, 2018 and 2017, respectively. Interest expense was $0 and $3,000 for the Web Services segment for the three months ended June 30, 2018 and 2017, respectively. Interest expense was $0 and $8,000 for the Web Services segment for the six months ended June 30, 2018 and 2017, respectively.

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

Our Cloud Telecommunications service revenue increased 25% or $465,000 to $2,332,000 for the three months ended June 30, 2018 as compared to $1,867,000 for the three months ended June 30, 2017. Cloud Telecommunications service revenue increased 26% or $947,000 to $4,549,000 for the six months ended June 30, 2018 as compared to $3,602,000 for the six months ended June 30, 2017. Our Cloud Telecommunications product revenue increased 44% or $134,000 to $437,000 for the three months ended June 30, 2018 as compared to $303,000 for the three months ended June 30, 2017. Cloud Telecommunications product revenue increased 38% or $221,000 to $803,000 for the six months ended June 30, 2018 as compared to $582,000 for the six months ended June 30, 2017. As of June 30, 2018 and 2017, our backlog was $20,774,000 and $18,045,000, respectively.

Web Services - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 22% or $58,000 to $208,000 for the three months ended June 30, 2018 as compared to $266,000 for the three months ended June 30, 2017. Our Web Services revenue decreased 21% or $113,000 to $433,000 for the six months ended June 30, 2018 as compared to $546,000 for the six months ended June 30, 2017.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service revenue	$2,540	$2,133	$4,982	$4,148
Product revenue	$437	$303	$803	$582
Total revenue	$2,977	$2,436	$5,785	$4,730
Income/(loss) before income taxes	50	(252)	(9)	(763)
Income tax provision	(3)	(4)	(7)	(8)
Net income/(loss)	47	(256)	(16)	(771)
Basic net income/(loss) per share	$0.00	$(0.02)	$(0.00)	$(0.06)
Diluted net income/(loss) per share	$0.00	$(0.02)	$(0.00)	$(0.06)

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 19% or $407,000, to $2,540,000 for the three months ended June 30, 2018 as compared to $2,133,000 for the three months ended June 30, 2017. Cloud Telecommunications service revenue increased 25% or $465,000, to $2,332,000 for the three months ended June 30, 2018 as compared to $1,867,000 for the three months ended June 30, 2017. Web service revenue decreased 22% or $58,000, to $208,000 for the three months ended June 30, 2018 as compared to $266,000 for the three months ended June 30, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased by 44% or $134,000, to $437,000 for the three months ended June 30, 2018 as compared to $303,000 for the three months ended June 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Income/(Loss) Before Income Taxes

Income before income tax increased 120% or $302,000, to $50,000 of income before income tax for the three months ended June 30, 2018 as compared to a loss before income tax of $(252,000) for the three months ended June 30, 2017. The increase in income before income tax is primarily due to the increase in revenue of $541,000 and an increase in other income of $32,000, offset by an increase in operating expenses of $271,000.

Income Tax Provision

We had an income tax provision of $3,000 for the three months ended June 30, 2018 compared to an income tax provision of $4,000 for the three months ended June 30, 2017. We had pre-tax income/(loss) for the three months ended June 30, 2018 and 2017 of $50,000 and $(252,000), respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended June 30, 2018 and 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 20% or $834,000, to $4,982,000 for the six months ended June 30, 2018 as compared to $4,148,000 for the six months ended June 30, 2017. Cloud Telecommunications service revenue increased 26% or $947,000, to $4,549,000 for the six months ended June 30, 2018 as compared to $3,602,000 for the six months ended June 30, 2017. Web service revenue decreased 21% or $113,000, to $433,000 for the six months ended June 30, 2018 as compared to $546,000 for the three months ended June 30, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased by 38% or $221,000, to $803,000 for the six months ended June 30, 2018 as compared to $582,000 for the six months ended June 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 99% or $754,000, to $9,000 for the six months ended June 30, 2018 as compared to loss before income tax of $763,000 for the six months ended June 30, 2017. The decrease in loss before income tax is primarily due to the increase in revenue of $1,055,000 and an increase in other income of $66,000, offset by an increase in operating expenses of $367,000.

Income Tax Provision

We had an income tax provision of $7,000 for the six months ended June 30, 2018 compared to an income tax provision of $8,000 for the six months ended June 30, 2017. We had a pre-tax loss for the six months ended June 30, 2018 and 2017 of $9,000 and $763,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended June 30, 2018 and 2017.

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

In our August 2, 2018 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

●
EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●
they do not reflect changes in, or cash requirements for, our working capital needs;
●
they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur;
●
they do not reflect income taxes or the cash requirements for any tax payments
●
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will be replaced sometime in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$47	$(256)	$(16)	$(771)
Share-based compensation	113	132	175	392
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Amortization of intangible assets	18	25	36	49
Non-cash interest expense	-	33	-	66
Non-GAAP net income/(loss)	$178	$(66)	$195	$(226)

Non-GAAP net income/(loss) per common share:
Basic	$0.01	$(0.00)	$0.01	$(0.02)
Diluted	$0.01	$(0.00)	$0.01	$(0.02)

Weighted-average common shares outstanding:
Basic	14,299,638	13,819,281	14,293,658	13,759,666
Diluted	15,147,255	13,819,281	15,181,564	13,759,666

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$47	$(256)	$(16)	$(771)
Depreciation and amortization	21	28	40	55
Interest expense	2	35	3	70
Interest and other income	(2)	(3)	(7)	(8)
Income tax provision	3	4	7	8
EBITDA	71	(192)	27	(646)
Share-based compensation	113	132	175	392
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Adjusted EBITDA	$184	$(60)	$202	$(216)

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cloud Telecommunications		As Adjusted		As Adjusted
Service revenue	$2,332	$1,867	$4,549	$3,602
Product revenue	437	303	803	582
Total revenue	2,769	2,170	5,352	4,184
Operating expenses:
Cost of service revenue	704	629	1,412	1,243
Cost of product revenue	201	124	388	232
Research and development	188	179	363	363
Selling and marketing	767	684	1,596	1,346
General and administrative	965	902	1,837	1,936
Total operating expenses	2,825	2,518	5,596	5,120
Operating loss	(56)	(348)	(244)	(936)
Other income/(expense)	3	(32)	7	(62)
Loss before tax provision	$(53)	$(380)	$(237)	$(998)

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 25% or $465,000, to $2,332,000 for the three months ended June 30, 2018 as compared to $1,867,000 for the three months ended June 30, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $486,000, offset by a decrease in sales-type lease interest of $21,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 44% or $134,000, to $437,000 for the three months ended June 30, 2018 as compared to $303,000 for the three months ended June 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2018 and 2017, and June 30, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2018	$20,715
Cloud Telecommunications backlog as of June 30, 2018	$20,774

Cloud Telecommunications backlog as of April 1, 2017	$16,888
Cloud Telecommunications backlog as of June 30, 2017	$18,045

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers and software providers, broadband Internet fees, and costs related to installations and customer support. Cost of service revenue increased 12% or $75,000, to $704,000 for the three months ended June 30, 2018 as compared to $629,000 for the three months ended June 30, 2017. The increase in cost of service revenue was primarily due to an increase in salary and benefits of $42,000 due to an increase in headcount, an increase in bandwidth costs of $24,000, and an increase in credit card processing fees of $9,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue increased 62% or $77,000, to $201,000 for the three months ended June 30, 2018 as compared to $124,000 for the three months ended June 30, 2017. The increase is primarily due to the increase in product sales and an increase in shipping costs.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development salary expenses increased 5% or $9,000, to $188,000 for the three months ended June 30, 2018 as compared to $179,000 for the three months ended June 30, 2017 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, tradeshows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 12% or $83,000, to $767,000 for the three months ended June 30, 2018 as compared to $684,000 for the three months ended June 30, 2017. The increase in selling and marketing expense was due to an increase in commission expenses of $94,000 directly related to an increase in revenue and an increase in bad debt of $15,000, offset by a decrease in salary and benefits of $13,000 and a decrease in business development costs of $13,000, which includes trade shows and other marketing materials.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses.  General and administrative expenses increased 7% or $63,000, to $965,000 for the three months ended June 30, 2018 as compared to $902,000 for the three months ended June 30, 2017.  Consolidated general and administrative expenses increased 2%, or $25,000 to $1,034,000 for the three months ended June 30, 2018 as compared to $1,009,000 for the three months ended June 30, 2017.  As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The analysis will focus on consolidated general and administrative expenses.  The increase in general and administrative expenses is primarily due to a one-time charge of $19,000 to move tooling related to the production of our desktop devices, a $22,000 increase in data center costs, a $10,000 increase in investor relations expense, and an increase in administrative expenses of $30,000, offset by a decrease in software license costs of $56,000 resulting from utilizing more affordable software.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income.  Net other expense decreased 109% or $35,000, to $3,000 of net other income for the three months ended June 30, 2018 as compared to net other expense of $(32,000) for the three months ended June 30, 2017.  The decrease is due to a decrease in interest expense of $30,000 related to the related party note payable, which was substantially paid off in 2017, and an increase in sublease income of $5,000 resulting from a sub-lease signed in the fourth quarter of 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 26% or $947,000, to $4,549,000 for the six months ended June 30, 2018 as compared to $3,602,000 for the six months ended June 30, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $994,000, offset by a decrease in sales-type lease interest of $47,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 38% or $221,000, to $803,000 for the six months ended June 30, 2018 as compared to $582,000 for the six months ended June 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2018 and 2017, and June 30, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of June 30, 2018	$20,774

Cloud Telecommunications backlog as of January 1, 2017	$15,921
Cloud Telecommunications backlog as of June 30, 2017	$18,045

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers and software providers, broadband Internet fees, and costs related to installations and customer support. Cost of service revenue increased 14% or $169,000, to $1,412,000 for the six months ended June 30, 2018 as compared to $1,243,000 for the six months ended June 30, 2017. The increase in cost of service revenue was primarily due to an increase in salary and benefits of $84,000 as a result of an increase in headcount, an increase in bandwidth costs of $57,000, an increase in credit card processing fees of $20,000, and an $8,000 increase in costs related to installations. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue increased 67% or $156,000, to $388,000 for the six months ended June 30, 2018 as compared to $232,000 for the six months ended June 30, 2017. The increase is primarily due to the increase in product sales and an increase in shipping costs.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development salary expenses were $363,000 for the six months ended June 30, 2018 as well as the six months ended June 30, 2017.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, tradeshows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 19% or $250,000, to $1,596,000 for the six months ended June 30, 2018 as compared to $1,346,000 for the six months ended June 30, 2017. The increase in selling and marketing expense was due to an increase in commission expenses of $194,000 directly related to an increase in revenue, an increase in salary and benefits of $67,000, and an increase in travel expenses of $17,000, offset by a decrease in bad debt of $4,000, and a decrease in business development costs of $24,000, which includes trade shows and other marketing materials.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses.  General and administrative expenses decreased 5% or $99,000, to $1,837,000 for the six months ended June 30, 2018 as compared to $1,936,000 for the six months ended June 30, 2017.  Consolidated general and administrative expenses decreased 9%, or $201,000 to $1,979,000 for the six months ended June 30, 2018 as compared to $2,180,000 for the six months ended June 30, 2017.  As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The analysis will focus on consolidated general and administrative expenses.  The decrease in general and administrative expenses is primarily due to a decrease in stock compensation expense of $201,000, a decrease in software license costs of $142,000 resulting from utilizing more affordable software, and a decrease in depreciation and amortization of $16,000, offset by a $44,000 increase in data center costs, a $24,000 increase in administrative expenses, a one-time charge of $19,000 to move tooling related to the production of our desktop devices, $16,000 for new servers in the data center, a $16,000 increase in executive travel, meals and entertainment from travel related to investor conferences, an $11,000 increase in shareholder relations, a $10,000 increase in employment related costs, a $10,000 increase in board fees, and an $8,000 increase in rent.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other expense decreased 111% or $69,000, to $7,000 of net other income for the six months ended June 30, 2018 as compared to net other expense of $(62,000) for the six months ended June 30, 2017. The decrease is due to a decrease in interest expense of $61,000 related to the related party note payable, which was substantially paid off in 2017, and an increase in sublease income of $8,000 resulting from a sub-lease signed in the fourth quarter of 2017.

Operating Results of Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Web Services		As Adjusted		As Adjusted
Service revenue	$208	$266	$433	$546
Operating expenses:
Cost of service revenue	27	25	48	55
Research and development	6	6	12	12
General and administrative	69	107	142	244
Total operating expenses	102	138	202	311
Operating income	106	128	231	235
Other expense	(3)	-	(3)	-
Income before tax provision	$103	$128	$228	$235

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 22% or $58,000, to $208,000 for the three months ended June 30, 2018 as compared to $266,000 for the three months ended June 30, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $45,000, an $8,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a decrease of $5,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue increased 8% or $2,000, to $27,000 for the three months ended June 30, 2018 as compared to $25,000 for the three months ended June 30, 2017. The cost of revenue increase is primarily related to an increase in customer service costs.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $6,000 for the three months ended June 30, 2018 as well as the three months ended June 30, 2017.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 36% or $38,000, to $69,000 for the three months ended June 30, 2018 as compared to $107,000 for the three months ended June 30, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 22% decrease in revenue for the period. Consolidated general and administrative expenses increased 2%, or $25,000 to $1,034,000 for the three months ended June 30, 2018 compared to $1,009,000 for the three months ended June 30, 2017. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The analysis will focus on consolidated general and administrative expenses. The increase in general and administrative expenses is primarily due to a one-time charge of $19,000 to move tooling related to the production of our desktop devices, a $22,000 increase in data center costs, a $10,000 increase in investor relations expense, and an increase in administrative expenses of $30,000, offset by a decrease in software license costs of $56,000 resulting from utilizing more affordable software.

Other Expense

Other expense primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Other expense was $3,000 for the three months ended June 30, 2018 as compared to $0 for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 21% or $113,000, to $433,000 for the six months ended June 30, 2018 as compared to $546,000 for the six months ended June 30, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $91,000, a $14,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a decrease of $8,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue decreased 13% or $7,000, to $48,000 for the six months ended June 30, 2018 as compared to $55,000 for the six months ended June 30, 2017. The cost of revenue decrease is primarily related to a reduction in customer service costs as well as a reduction in credit card processing fees due to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $12,000 for the six months ended June 30, 2018 as well as the six months ended June 30, 2017.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 42% or $102,000, to $142,000 for the six months ended June 30, 2018 as compared to $244,000 for the six months ended June 30, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period, and a company-wide reduction in general and administrative expenses as we continue to cut unnecessary expenses. Consolidated general and administrative expenses decreased 9%, or $201,000 to $1,979,000 for the six months ended June 30, 2018 compared to $2,180,000 for the six months ended June 30, 2017. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The analysis will focus on consolidated general and administrative expenses.  The decrease in general and administrative expenses is primarily due to a decrease in stock compensation expense of $201,000, a decrease in software license costs of $142,000 resulting from utilizing more affordable software, and a decrease in depreciation and amortization of $16,000, offset by a $44,000 increase in data center costs, a $24,000 increase in administrative expenses, a one-time charge of $19,000 to move tooling related to the production of our desktop devices, $16,000 for new servers in the data center, a $16,000 increase in executive travel, meals and entertainment from travel related to investor conferences, an $11,000 increase in shareholder relations, a $10,000 increase in employment related costs, a $10,000 increase in board fees, and an $8,000 increase in rent.

Other Expense

Other expense primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Other expense was $3,000 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018 and 2017, we had cash and cash equivalents of $1,340,000 and $929,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 25% or $231,000 to $1,152,000 as of June 30, 2018 as compared to $921,000 at December 31, 2017. The increase in working capital was related to an increase in cash and cash equivalents of $58,000, an increase in trade receivables, net of allowance for doubtful accounts of $10,000, an increase in contract assets of $8,000, an increase in inventories of $263,000, an increase in prepaid expenses of $58,000, an increase in income tax receivable of $5,000 and a decrease in contract liabilities of $19,000, offset by a decrease in equipment financing receivables of $33,000, a decrease in contract costs of $9,000, an increase in accounts payable of $9,000, an increase in accrued expenses of $67,000, and an increase in notes payable, current portion of $72,000.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 4% or $58,000 to $1,440,000 at June 30, 2018 as compared to $1,382,000 at December 31, 2017. During the six months ended June 30, 2018, financing activities provided $226,000 primarily related to proceeds from notes payable of $267,000 and proceeds from the exercise of options of $30,000, offset by repayments made on notes payable of $71,000. During the six months ended June 30, 2018 we used cash flows for operating activities of $32,000 and $136,000 from investing activities related to the purchase and installation of EMC hardware and a leasehold improvement.

Inventories

Inventories increased 201% or $263,000 to $394,000 at June 30, 2018 as compared to $131,000 at December 31, 2017. The increase is due to the receipt of a large inventory shipment at the end of June to replenish inventory from shipments made during the quarter.

Prepaid Expenses

Prepaid expenses increased 23% or $58,000 to $309,000 at June 30, 2018 as compared to $251,000 at December 31, 2017. The increase is from a $74,000 increase in annual software subscriptions, $52,000 is from the annual renewal of the corporate insurance policy, $21,000 is from a three year support contract for EMC hardware, and a $12,000 increase in other prepaid expense accounts, offset by a $101,000 decrease in prepaid inventories for prepayments on shipments that will be received in the next 90 days from a large shipment received at the end of June.

Accounts Payable and Accrued Expenses

Accounts payable increased 11% or $9,000 to $88,000 at June 30, 2018 as compared to $79,000 at December 31, 2017. Our accounts payable as of June 30, 2018 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Accrued expenses increased 7% or $67,000 to $1,028,000 at June 30, 2018 as compared to $961,000 at December 31, 2017. The increase is from a $63,000 increase in accrued telecommunications and sales tax accrual.

Notes Payable

Notes payables increased 248% or $196,000 to $275,000 at June 30, 2018 as compared to $79,000 at December 31, 2017. The increase is related to new financing contracts for EMC hardware, installation and support, new servers for the data center, and the annual corporate insurance policy, offset by payments made on financing contracts.

Contract Liabilities

Contract liabilities increased 2% or $19,000 to $1,007,000 at June 30, 2018 as compared to $988,000 at December 31, 2017. The increase is primarily due to one customer paying their entire 60 month agreement upfront, offset by a decrease in down payments received on jobs that installed during the quarter.

Capital

Total stockholders’ equity increased $189,000, to $1,819,000 at June 30, 2018 as compared to $1,630,000 at December 31, 2017. The increase in total stockholders’ equity was attributable to an increase in additional paid-in capital of $30,000 for proceeds from the exercise of stock options, and $175,000 for stock options issued to employees, offset by a net loss of $16,000.

Off Balance Sheet Arrangements

As of June 30, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Impact of Recent Accounting Pronouncements

The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "will" and other similar statements of expectation identify forward-looking statements. The statements reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

●
market acceptance of new or existing services and features; customer acceptance and demand for our cloud communication and services; our ability to increase sales.

●
our belief that we can compete successfully by relying on our infrastructure and marketing strategies as well as techniques, systems and procedures, and by adding additional products and services in the future;

●
changes in both our competitors and the markets in which we compete; the quality and reliability of our services; customer cancellations and churn rate; our ability to scale our business; customer acquisition costs; our reliance on infrastructure of third-party network services providers; risk of failure in our physical infrastructure; risk of failure of our software; firmware, hardware or any other products;

●
our continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our solutions available the costs of such compliance; risks relating to our strategies and objectives for future operations including managing our systems, sales and channel partners, as well as acquisitions. Managing our cost structure, margins and achieve profitability; and

●
risk of cybersecurity breaches; general economic conditions that could adversely affect our business and operating results; implementation and effects of new accounting standards and policies in our reported financial results; and; potential future intellectual property infringement claims and other claims that could adversely affect our business and operating results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 2, 2018	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 2, 2018	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer