Form 10-Q
period 2018-09-30
Crexendo, Inc.
filed 2018-11-06
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2018 was 14,394,113.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,796	$1,282
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $7
as of September 30, 2018 and $19 as of December 31, 2017	363	372
Contract assets	9	3
Inventories	293	131
Equipment financing receivables	70	116
Contract costs	374	379
Prepaid expenses	253	251
Income tax receivable	2	-
Other current assets	-	10
Total current assets	3,260	2,644

Long-term trade receivables, net of allowance for doubtful accounts
of $9 as of September 30, 2018 and $10 as of December 31, 2017	29	31
Long-term equipment financing receivables, net	128	58
Property and equipment, net	132	8
Intangible assets, net	185	239
Goodwill	272	272
Contract costs, net of current portion	351	364
Other long-term assets	107	121
Total assets	$4,464	$3,737

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77	$79
Accrued expenses	1,254	961
Capital lease obligations	27	-
Notes payable	74	69
Contract liabilities	585	614
Total current liabilities	2,017	1,723

Contract liabilities, net of current portion	410	374
Capital lease obligations, net of current portion	123	-
Notes payable, net of current portion	-	10
Total liabilities	2,550	2,107

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,394,113 shares issued and outstanding as of September 30, 2018 and 14,287,556 shares issued and
outstanding as of December 31, 2017	14	14
Additional paid-in capital	61,059	60,560
Accumulated deficit	(59,159)	(58,944)
Total stockholders' equity	1,914	1,630

Total Liabilities and Stockholders' Equity	$4,464	$3,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service revenue	$2,712	$2,259	$7,694	$6,407
Product revenue	314	385	1,117	967
Total revenue	3,026	2,644	8,811	7,374

Operating expenses:
Cost of service revenue	833	664	2,293	1,962
Cost of product revenue	161	151	549	383
Selling and marketing	910	735	2,506	2,081
General and administrative	1,101	954	3,080	3,134
Research and development	214	194	589	569
Total operating expenses	3,219	2,698	9,017	8,129

Loss from operations	(193)	(54)	(206)	(755)

Other income/(expense):
Interest income	1	3	5	8
Interest expense	(5)	(135)	(8)	(205)
Other income, net	6	4	9	7
Total other income/(expense), net	2	(128)	6	(190)

Loss before income tax	(191)	(182)	(200)	(945)

Income tax provision	(8)	(8)	(15)	(16)

Net loss	$(199)	$(190)	$(215)	$(961)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.07)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.07)

Weighted-average common shares outstanding:
Basic	14,346,092	13,951,480	14,311,190	13,824,307
Diluted	14,346,092	13,951,480	14,311,190	13,824,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2018
 (Unaudited, in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	344	-	344
Issuance of common stock for exercise of stock options	106,557	-	155	-	155
Net loss	-	-	-	(215)	(215)
Balance, September 30, 2018	14,394,113	$14	$61,059	$(59,159)	$1,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215)	$(961)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of prepaid rent	-	54
Depreciation and amortization	66	81
Non-cash interest expense	-	198
Share-based compensation	344	481
Amortization of deferred gain	-	(16)
Changes in assets and liabilities:
Trade receivables	11	(30)
Contract assets	(6)	(1)
Equipment financing receivables	(24)	93
Inventories	(162)	17
Contract costs	18	1
Prepaid expenses	(2)	191
Income tax payable	(2)	4
Other assets	24	14
Accounts payable and accrued expenses	291	(114)
Contract liabilities	7	165
Net cash provided by operating activities	350	177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(136)	-
Sale of long-term investment	-	252
Net cash provided by/(used for) investing activities	(136)	252

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	154	-
Repayments made on capital lease obligations	(4)	-
Proceeds from notes payable	113	111
Repayments made on notes payable	(118)	(1,092)
Proceeds from exercise of options	155	1,140
Net cash provided by financing activities	300	159

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	514	588

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,382	719

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$1,896	$1,307

Supplemental disclosure of cash flow information:
Cash used during the period for:
Income taxes, net	$(17)	$(12)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for prepayment of interest on related-party note payable	-	109
Prepaid assets financed through notes payable	122	111
Property and equipment financed through capital lease obligations	129	-

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

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,546,000 and $1,032,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of September 30, 2018 and December 31, 2017, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2018 and December 31, 2017, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,796,000	$1,282,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$1,896,000	$1,382,000

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

Contract Costs - Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $725,000 and $743,000 at September 30, 2018 and December 31, 2017, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2018 and 2017, the Company amortized $125,000 and $105,000, respectively, and there was no impairment loss in relation to the costs capitalized. During the nine months ended September 30, 2018 and 2017, the Company amortized $352,000 and $303,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $8,000 and $2,000 for the three months ended September 30, 2018 and 2017, respectively and $12,000 and $8,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciable lives by asset group are as follows:

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

Lease Obligations - At the inception of each lease, we evaluate the lease terms to determine whether the lease will be accounted for as an operating or capital lease. A lease that transfers substantially all of the benefits and risks incidental to ownership of property is accounted for as a capital lease. At the inception of a capital lease, an asset and payment obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Capital lease obligations are classified as either short or long-term based on the due dates of future minimum lease payments, net of interest. All other leases are accounted for as operating leases and the related lease payments are charged to expenses as incurred.

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three and nine months ended September 30, 2018 and 2017.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2018 and 2017. No customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2018 and one Cloud Telecommunications services customer accounted for 10% of total trade accounts receivable as of September 30, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new accounting standards effective January 1, 2018. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the nine months ended September 30, 2018 and 2017. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We elected to adopt the standard effective January 1, 2018, using the full retrospective method, which required us to restate each prior reporting period presented, see Note 2-Changes in Accounting Principles. The most significant impact of the standard relates to our accounting for incremental costs to obtain a contract and principal versus agent considerations. Specifically, incremental sales leadership commissions were expensed immediately rather than ratably over the term of the related contracts. Revenue from the resell of broadband Internet services and professional website management services were recognized on a gross basis as a principal rather than on net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. Revenue recognition related to our hardware, telecommunications services and website hosting services remains substantially unchanged. See Note 2 for disclosures related to changes in accounting policies.

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

Recently Issued Accounting Pronouncements - In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized in August 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance also applies to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. The guidance in ASC 718 does not apply to instruments issued to a lender or an investor in a financing (e.g., in a capital raising) transaction. It also does not apply to equity instruments granted when selling goods or services to customers in the scope of ASC 606. However, the guidance states that share-based payments granted to a customer in exchange for a distinct good or service to be used or consumed in the grantor’s own operations are accounted for under ASC 718. The guidance is effective for public business entities (PBEs) in annual periods beginning after December 15 2018, and interim periods within those annual periods. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11:

●
Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1).
●
Lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2).

These amendments are consistent with the tentative decisions that the Board made at its November 29, 2017, meeting and further refined at its March 7, 2018, and March 28, 2018, meetings. In addition, on July 19, 2018, the FASB issued ASU 2018-10, which made 16 separate amendments to ASC 842. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

In July 2018, the FASB has issued Accounting Standards Update (ASU) 2018-10, “Codification Improvements to Topic 842, Leases.” The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments have the same effective date and transition requirements as the new leases standard. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

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

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and statement of cash flows impacted our previously reported results as follows:

		(Topic 606)
Condensed Consolidated Balance Sheet		New Revenue
December 31, 2017	As Previously	Standard	As
(In thousands)	Reported	Adjustment	Adjusted
Trade receivables, net of allowance for doubtful accounts	$375	$(3)	$372
Contract assets	-	3	3
Contract costs	-	379	379
Prepaid expenses	530	(279)	251
Total current assets	2,544	100	2,644
Long-term prepaid expenses	173	(173)	-
Contract costs, net of current portion	-	364	364
Total assets	3,446	291	3,737
Deferred revenue, current portion	957	(957)	-
Contract liabilities	-	614	614
Total current liabilities	2,066	(343)	1,723
Deferred revenue, net of current portion	31	(31)	-
Contract liabilities, net of current portion	-	374	374
Accumulated deficit	(59,235)	291	(58,944)
Total stockholders' equity	1,339	291	1,630
Total Liabilities and Stockholders' Equity	3,446	291	3,737

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Three Months Ended September 30, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$2,305	$(46)	$2,259
Total revenue	2,690	(46)	2,644
Cost of service revenue	709	(45)	664
Selling and marketing	734	1	735
Total operating expenses	2,744	(46)	2,698
Loss before income tax	(181)	(1)	(182)
Net loss	(189)	(1)	(190)
Diluted loss per share	$(0.01)	$-	$(0.01)

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Nine Months Ended September 30, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$6,552	$(145)	$6,407
Total revenue	7,519	(145)	7,374
Cost of service revenue	2,106	(144)	1,962
Selling and marketing	2,133	(52)	2,081
Total operating expenses	8,327	(198)	8,129
Loss from operations	(808)	53	(755)
Loss before income tax	(997)	52	(945)
Net loss	(1,013)	52	(961)
Diluted loss per share	$(0.07)	$-	$(0.07)

Condensed Consolidated Statements of Stockholders' Equity			Additional		Total
(In thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017, as previously reported	13,578,556	$14	$58,716	$(58,215)	$515
Impact of change in accounting principle	-	-	-	200	200
As adjusted balance at January 1, 2017	13,578,556	14	58,716	(58,015)	715
As adjusted net loss	709,000	-	1,844	(929)	915
As adjusted balance as of December 31, 2017	14,287,556	$14	$60,560	$(58,944)	$1,630

		(Topic 606)	(Topic 230)
Condensed Consolidated Statement of Cash Flows		New Revenue	Statement of
Nine Months Ended September 30, 2017	As Previously	Standard	Cash Flows	As
(In thousands)	Reported	Adjustment	Adjustments	Adjusted
Net loss	$(1,013)	$52	$-	$(961)
Trade receivables	(31)	1	-	(30)
Contract assets	-	(1)	-	(1)
Contract costs	-	1	-	1
Prepaid expenses	244	(53)	-	191
Contract liabilities	-	165	-	165
Deferred revenue	165	(165)	-	-
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD	619	-	(619)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE BEGINNING OF THE PERIOD	-	-	719	719
CASH AND CASH EQUIVALENTS AT THE END
OF THE PERIOD	1,207	-	(1,207)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE END OF THE PERIOD	-	-	1,307	1,307

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

Three Months Ended September 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$314	$-	$314
Equipment financing revenue	24	-	24
Telecommunications services	2,305	-	2,305
Fees, commissions, and other, recognized over time	162	-	162
One time fees, commissions and other	18	-	18
Website hosting services	-	167	167
Website management services and other	-	36	36
	$2,823	$203	$3,026
Timing of revenue recognition
Products and fees recognized at a point in time	$332	$-	$332
Services and fees transferred over time	2,491	203	2,694
	$2,823	$203	$3,026

Three Months Ended September 30, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$385	$-	$385
Equipment financing revenue	44	-	44
Telecommunications services	1,807	-	1,807
Fees, commissions, and other, recognized over time	106	-	106
One time fees, commissions and other	42	-	42
Website hosting services	-	237	237
Website management services and other	-	23	23
	$2,384	$260	$2,644
Timing of revenue recognition
Products and fees recognized at a point in time	$427	$-	$427
Services and fees transferred over time	1,957	260	2,217
	$2,384	$260	$2,644

Nine Months Ended September 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,117	$-	$1,117
Equipment financing revenue	83	-	83
Telecommunications services	6,474	-	6,474
Fees, commissions, and other, recognized over time	448	-	448
One time fees, commissions and other	53	-	53
Website hosting services	-	552	552
Website management services and other	-	84	84
	$8,175	$636	$8,811
Timing of revenue recognition
Products and fees recognized at a point in time	$1,170	$-	$1,170
Services and fees transferred over time	7,005	636	7,641
	$8,175	$636	$8,811

Nine Months Ended September 30, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$967	$-	$967
Equipment financing revenue	149	-	149
Telecommunications services	5,063	-	5,063
Fees, commissions, and other, recognized over time	312	-	312
One time fees, commissions and other	77	-	77
Website hosting services	-	728	728
Website management services and other	-	78	78
	$6,568	$806	$7,374
Timing of revenue recognition
Products and fees recognized at a point in time	$1,044	$-	$1,044
Services and fees transferred over time	5,524	806	6,330
	$6,568	$806	$7,374

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	September 30,	December 31,
	2018	2017
(In thousands)		As Adjusted
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$392	$403
Contract assets	9	3
Contract liabilities	995	988

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2018		December 31, 2017
			As Adjusted
	Contract assets	Contract Liabilities	Contract assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(833)	$-	$(642)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	840	-	778
Transferred to receivables from contract assets recognized at the beginning of the period	(1)	-	(1)	-
Increase due to additional unamortized discounts	7	-	2	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2018	2019	2020	2021	2022	2023	Total
Desktop devices	$230	-	-	-	-	-	$230
Telecommunications service	$2,287	7,651	5,554	3,756	1,902	354	$21,504
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

4.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three and nine months ended September 30, 2018 and 2017 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net loss (in thousands)	$(199)	$(190)	$(215)	$(961)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding	14,346,092	13,951,480	14,311,190	13,824,307
Diluted shares outstanding	14,346,092	13,951,480	14,311,190	13,824,307

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.07)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.07)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At September 30, 2018 and 2017, the common stock equivalent shares were, as follows:

	September 30,	September 30,
	2018	2017
Shares of common stock issuable under equity incentive plans outstanding	3,699,695	3,598,710
Common stock equivalent shares excluded from diluted net loss per share	3,699,695	3,598,710

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of the days outstanding of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2018	2017
Trade receivables	$368	$386
Conforming EPTAs	36	41
Non-Conforming EPTAs:
1 - 30 days	4	4
31 - 60 days	-	-
61 - 90 days	-	1
Gross trade receivables	408	432
Less: allowance for doubtful accounts	(16)	(29)
Trade receivables, net	$392	$403

Current trade receivables, net	$363	$372
Long-term trade receivables, net	29	31
Trade receivables, net	$392	$403

All current and long-term EPTAs in the table above had original contract terms of greater than one year. The Company wrote off $1,000 of EPTAs during the nine months ended September 30, 2018 and $13,000 during the year ended December 31, 2017, of which, all had original contract terms of greater than one year.

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

	September 30,	December 31,
	2018	2017
Gross equipment financing receivables	$321	$264
Less: unearned income	(123)	(90)
Equipment financing receivables, net	198	174
Less: Current portion of equipment finance receivables, net	(70)	(116)
Long-term equipment finance receivables, net	$128	$58

7.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
		As Adjusted
Prepaid corporate insurance	$70	$44
Prepaid software services	40	17
Prepaid tax liability deposit	34	-
Prepaid inventory deposits	26	117
Other prepaid expenses	83	73
Total prepaid expenses	$253	$251

8.
Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Customer relationships	$941	$941
Less: accumulated amortization	(756)	(702)
Total	$185	$239

Amortization expense is included in general and administrative expenses and totaled $18,000 and $24,000 for the three months ended September 30, 2018 and 2017, respectively, and $54,000 and $73,000 for the nine months ended September 30, 2018 and 2017, respectively.

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued wages and benefits	$457	$303
Accrued accounts payable	223	242
Accrued sales and telecommunication taxes	422	343
Other	152	73
Total accrued expenses	$1,254	$961

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

In September 2018, the Company repaid the remaining $4,000 of the $1.0 million related party note payable.

Other Notes Payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance policies.

The Company’s outstanding balances under its note payable agreements were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Related-party note payable	$-	$4
Other notes payable	74	75
Total notes payable	74	79
Less: notes payable, current portion	(74)	(69)
Notes payable, net of current portion	$-	$10

As of September 30, 2018, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2018	$33
2019	41
Total	$74

11.
Fair Value Measurements

We have financial instruments as of September 30, 2018 and December 31, 2017 for which the fair value is summarized below (in thousands):
	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$392	$392	$403	$403
Equipment financing receivables	198	198	174	174
Liabilities:
Capital lease obligations	150	150	-	-
Notes payable	74	74	79	79

12.
Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was (4.3)% and (7.6)%, respectively, which resulted in an income tax provision of $(8,000) and $(15,000), respectively. The tax provision is due to state tax payments made with extensions filed.

Our effective tax rate for the three and nine months ended September 30, 2017 was (4.4)% and (1.7)%, respectively, which resulted in an income tax provision of $(8,000) and $(16,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

13.
Commitments and Contingencies

Capital Lease Obligations

The Company leases equipment and support under a capital lease agreement which extends through 2023. The outstanding balance for capital leases was $150,000 and $0 as of September 30, 2018 and December 31, 2017, respectively. The Company recorded assets under capital lease obligations of $129,000 and $0 as of September 30, 2018 and December 31, 2017, respectively. Related accumulated depreciation totaled $9,000 and $0 as of September 30, 2018 and December 31, 2017, respectively. The $25,000 support contract has been classified as a prepaid expense that will be amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $6,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The interest rate on the capital lease obligation is 6.7% and interest expense was $2,000 and $0 for the three months ended September 30, 2018 and 2017, respectively. Interest expense was $2,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively. Future minimum capital lease payments at September 30, 2018 were as follows (in thousands):

Year ending September 30,
2018	$9
2019	36
2020	37
2021	36
2022	37
2023	21
Total minimum lease payments	176
Less: amount representing interest	26
Present value of minimum lease payments	$150

Operating Leases

We lease office space under non-cancelable operating lease agreements. We had one lease agreement in Reno, NV, which expired at the end of the third quarter of 2018. The operating lease for our Reno, NV office contained customary escalation clauses. Rental expense incurred on operating leases for the three months ended September 30, 2018 and 2017 was approximately $5,000 and $5,000, respectively. Rental expense incurred on operating leases for the nine months ended September 30, 2018 and 2017 was approximately $15,000 and $15,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of thirty-six months to offset rent expense. Deferred gain amortization for the three months ended September 30, 2018 and 2017 was $0 and $0, respectively. Deferred gain amortization for the nine months ended September 30, 2018 and 2017 was $0 and $16,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the three months ended September 30, 2018 and 2017 was $75,000 and $75,000, respectively. Rent expense incurred on the sale-leaseback during the nine months ended September 30, 2018 and 2017 was $225,000 and $213,000, respectively.

Future aggregate minimum lease obligations under the operating lease as of September 30, 2018, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2018	$75
2019	300
2020	50
Total	$425

14.
Segments

Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband Internet services. Web Services segment generates revenue from website hosting and other professional services. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and loss before income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Revenue:
Cloud telecommunications	$2,823	$2,384	$8,175	$6,568
Web services	203	260	636	806
Consolidated revenue	3,026	2,644	8,811	7,374

Income/(loss) from operations:
Cloud telecommunications	(284)	(196)	(528)	(1,132)
Web services	91	142	322	377
Total operating loss	(193)	(54)	(206)	(755)
Other income/(expense), net:
Cloud telecommunications	-	(122)	7	(184)
Web services	2	(6)	(1)	(6)
Total other income/(expense), net	2	(128)	6	(190)
Income/(loss) before income tax provision:
Cloud telecommunications	(284)	(318)	(521)	(1,316)
Web services	93	136	321	371
Loss before income tax provision	$(191)	$(182)	$(200)	$(945)

Depreciation and amortization was $24,000 and $23,000 for the Cloud Telecommunications segment for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization was $61,000 and $73,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2018 and 2017, respectively. Depreciation and amortization was $2,000 and $3,000 for the Web Services segment for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization was $5,000 and $8,000 for the Web Services segment for the nine months ended September 30, 2018 and 2017, respectively.

Interest income was $1,000 and $3,000 for the Web Services segment for the three months ended September 30, 2018 and 2017, respectively. Interest income was $5,000 and $8,000 for the Web Services segment for the nine months ended September 30, 2018 and 2017, respectively.

Interest expense was $5,000 and $123,000 for the Cloud Telecommunications segment for the three months ended September 30, 2018 and 2017, respectively. Interest expense was $8,000 and $186,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was $0 and $12,000 for the Web Services segment for the three months ended September 30, 2018 and 2017, respectively. Interest expense was $0 and $20,000 for the Web Services segment for the nine months ended September 30, 2018 and 2017, respectively.

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

Our Cloud Telecommunications service revenue increased 26% or $510,000 to $2,509,000 for the three months ended September 30, 2018 as compared to $1,999,000 for the three months ended September 30, 2017. Cloud Telecommunications service revenue increased 26% or $1,457,000 to $7,058,000 for the nine months ended September 30, 2018 as compared to $5,601,000 for the nine months ended September 30, 2017. Our Cloud Telecommunications product revenue decreased 18% or $71,000 to $314,000 for the three months ended September 30, 2018 as compared to $385,000 for the three months ended September 30, 2017. Cloud Telecommunications product revenue increased 16% or $150,000 to $1,117,000 for the nine months ended September 30, 2018 as compared to $967,000 for the nine months ended September 30, 2017. As of September 30, 2018 and 2017, our backlog was $21,734,000 and $18,264,000, respectively.

Web Services - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 22% or $57,000 to $203,000 for the three months ended September 30, 2018 as compared to $260,000 for the three months ended September 30, 2017. Our Web Services revenue decreased 21% or $170,000 to $636,000 for the nine months ended September 30, 2018 as compared to $806,000 for the nine months ended September 30, 2017.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service revenue	$2,712	$2,259	$7,694	$6,407
Product revenue	$314	$385	$1,117	$967
Total revenue	$3,026	$2,644	$8,811	$7,374
Loss before income taxes	(191)	(182)	(200)	(945)
Income tax provision	(8)	(8)	(15)	(16)
Net loss	(199)	(190)	(215)	(961)
Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.07)
Diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.07)

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 20% or $453,000, to $2,712,000 for the three months ended September 30, 2018 as compared to $2,259,000 for the three months ended September 30, 2017. Cloud Telecommunications service revenue increased 26% or $510,000, to $2,509,000 for the three months ended September 30, 2018 as compared to $1,999,000 for the three months ended September 30, 2017. Web service revenue decreased 22% or $57,000, to $203,000 for the three months ended September 30, 2018 as compared to $260,000 for the three months ended September 30, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased by 18% or $71,000, to $314,000 for the three months ended September 30, 2018 as compared to $385,000 for the three months ended September 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax increased 5% or $9,000, to $191,000 for the three months ended September 30, 2018 as compared to $182,000 for the three months ended September 30, 2017. The increase in loss before income tax is primarily due to the increase in revenue of $382,000 and a decrease in interest expense of $130,000, offset by an increase in operating expenses of $521,000.

Income Tax Provision

We had an income tax provision of $8,000 for the three months ended September 30, 2018 compared to an income tax provision of $8,000 for the three months ended September 30, 2017. We had pre-tax loss for the three months ended September 30, 2018 and 2017 of $191,000 and $182,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 20% or $1,287,000, to $7,694,000 for the nine months ended September 30, 2018 as compared to $6,407,000 for the nine months ended September 30, 2017. Cloud Telecommunications service revenue increased 26% or $1,457,000, to $7,058,000 for the nine months ended September 30, 2018 as compared to $5,601,000 for the nine months ended September 30, 2017. Web service revenue decreased 21% or $170,000, to $636,000 for the nine months ended September 30, 2018 as compared to $806,000 for the nine months ended September 30, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased by 16% or $150,000, to $1,117,000 for the nine months ended September 30, 2018 as compared to $967,000 for the nine months ended September 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 79% or $745,000, to $200,000 for the nine months ended September 30, 2018 as compared to loss before income tax of $945,000 for the nine months ended September 30, 2017. The decrease in loss before income tax is primarily due to the increase in revenue of $1,437,000 and an increase in other income of $196,000 due to a decrease in interest expense, offset by an increase in operating expenses of $888,000.

Income Tax Provision

We had an income tax provision of $15,000 for the nine months ended September 30, 2018 compared to an income tax provision of $16,000 for the nine months ended September 30, 2017. We had a pre-tax loss for the nine months ended September 30, 2018 and 2017 of $200,000 and $945,000, respectively, and a full valuation allowance on all of our deferred tax assets for the nine months ended September 30, 2018 and 2017.

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

In our November 6, 2018 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income (loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income (loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income/(Loss)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(199)	$(190)	$(215)	$(961)
Share-based compensation	169	89	344	481
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Amortization of intangible assets	18	24	54	73
Non-cash interest expense	-	132	-	198
Non-GAAP net income/(loss)	$(12)	$55	$183	$(171)

Non-GAAP net income/(loss) per common share:
Basic	$(0.00)	$0.00	$0.01	$(0.01)
Diluted	$(0.00)	$0.00	$0.01	$(0.01)

Weighted-average common shares outstanding:
Basic	14,346,092	13,951,480	14,311,190	13,824,307
Diluted	14,346,092	14,278,141	15,130,602	13,824,307

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(199)	$(190)	$(215)	$(961)
Depreciation and amortization	26	26	66	81
Interest expense	5	135	8	205
Interest and other income	(7)	(7)	(14)	(15)
Income tax provision	8	8	15	16
EBITDA	(167)	(28)	(140)	(674)
Share-based compensation	169	89	344	481
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Adjusted EBITDA	$2	$61	$204	$(155)

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cloud Telecommunications		As Adjusted		As Adjusted
Service revenue	$2,509	$1,999	$7,058	$5,601
Product revenue	314	385	1,117	967
Total revenue	2,823	2,384	8,175	6,568
Operating expenses:
Cost of service revenue	797	641	2,209	1,884
Cost of product revenue	161	151	549	383
Research and development	207	187	570	550
Selling and marketing	910	735	2,506	2,081
General and administrative	1,032	866	2,869	2,802
Total operating expenses	3,107	2,580	8,703	7,700
Operating loss	(284)	(196)	(528)	(1,132)
Other income/(expense)	-	(122)	7	(184)
Loss before tax provision	$(284)	$(318)	$(521)	$(1,316)

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 26% or $510,000, to $2,509,000 for the three months ended September 30, 2018 as compared to $1,999,000 for the three months ended September 30, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $530,000, offset by a decrease in sales-type lease interest of $20,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue decreased 18% or $71,000, to $314,000 for the three months ended September 30, 2018 as compared to $385,000 for the three months ended September 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2018 and 2017, and September 30, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2018	$20,774
Cloud Telecommunications backlog as of September 30, 2018	$21,734

Cloud Telecommunications backlog as of July 1, 2017	$18,045
Cloud Telecommunications backlog as of September 30, 2017	$18,264

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers and software providers, broadband Internet fees, and costs related to installations and customer support salaries and benefits. Cost of service revenue increased 24% or $156,000, to $797,000 for the three months ended September 30, 2018 as compared to $641,000 for the three months ended September 30, 2017. The increase in cost of service revenue was primarily due to an increase in stock options expense of $62,000, an increase in salary and benefits of $55,000 due to an increase in headcount, an increase in bandwidth costs of $28,000, and an increase in credit card processing fees of $11,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue increased 7% or $10,000, to $161,000 for the three months ended September 30, 2018 as compared to $151,000 for the three months ended September 30, 2017. The increase is primarily due to a higher volume of replacement phones being sent out to customers and lower quality phones being replaced with higher quality phones.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development salary expenses increased 11% or $20,000, to $207,000 for the three months ended September 30, 2018 as compared to $187,000 for the three months ended September 30, 2017 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, tradeshows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 24% or $175,000, to $910,000 for the three months ended September 30, 2018 as compared to $735,000 for the three months ended September 30, 2017. The increase in selling and marketing expense was due to an increase in salaries and benefits of $112,000, an increase in commission expenses of $48,000 directly related to an increase in revenue, an increase in business development costs of $10,000, which includes trade shows and other marketing materials, and an increase of $9,000 for travel, offset by a decrease in stock options expense of $4,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses.  General and administrative expenses increased 19% or $166,000, to $1,032,000 for the three months ended September 30, 2018 as compared to $866,000 for the three months ended September 30, 2017.  Consolidated general and administrative expenses increased 15%, or $147,000 to $1,101,000 for the three months ended September 30, 2018 as compared to $954,000 for the three months ended September 30, 2017.  As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries and benefits of $42,000, an increase in accounting and other professional services of $32,000, an increase in office equipment and software of $43,000, an increase in repairs and maintenance of $25,000, an increase in stock options expense of $21,000, and an increase in other administrative corporate expenses of $2,000, offset by a decrease in shareholder and investor relations expense of $18,000.

Other Expense

Other expense primarily relates to the allocated portions of interest expense, offset by sublease rental income.  Net other expense decreased 100% or $122,000, to $0 for the three months ended September 30, 2018 as compared to $122,000 for the three months ended September 30, 2017.  The decrease is due to a decrease in interest expense of $117,000 related to the related party note payable, which was substantially paid off in September 2017, and an increase in sublease income of $5,000 resulting from a sub-lease signed in the fourth quarter of 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 26% or $1,457,000, to $7,058,000 for the nine months ended September 30, 2018 as compared to $5,601,000 for the nine months ended September 30, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $1,523,000, offset by a decrease in sales-type lease interest of $66,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 16% or $150,000, to $1,117,000 for the nine months ended September 30, 2018 as compared to $967,000 for the nine months ended September 30, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2018 and 2017, and September 30, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of September 30, 2018	$21,734

Cloud Telecommunications backlog as of January 1, 2017	$15,921
Cloud Telecommunications backlog as of September 30, 2017	$18,264

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers and software providers, broadband Internet fees, and costs related to installations and customer support. Cost of service revenue increased 17% or $325,000, to $2,209,000 for the nine months ended September 30, 2018 as compared to $1,884,000 for the nine months ended September 30, 2017. The increase in cost of service revenue was primarily due to an increase in salaries and benefits of $156,000 as a result of an increase in headcount, an increase in bandwidth costs of $84,000, an increase in stock options expense of $49,000, an increase in credit card processing fees of $31,000, and a $5,000 increase in freight and other installation costs. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with the purchase of desktop phone devices and third party equipment. Cost of product revenue increased 43% or $166,000, to $549,000 for the nine months ended September 30, 2018 as compared to $383,000 for the nine months ended September 30, 2017. The increase is primarily due to the increase in product sales and an increase in shipping costs.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development salary expenses increased 4% or $20,000, to $570,000 for the nine months ended September 30, 2018 as compared to $550,000 for the nine months ended September 30, 2017 due to fluctuations in salary and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, tradeshows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 20% or $425,000, to $2,506,000 for the nine months ended September 30, 2018 as compared to $2,081,000 for the nine months ended September 30, 2017. The increase in selling and marketing expense was due to an increase in commission expenses of $239,000 directly related to an increase in revenue, an increase in salaries and benefits of $160,000, an increase in travel expenses of $24,000, an increase in bad debt of $6,000, and an increase in stock options expense of $5,000, offset by a decrease in business development costs of $9,000, which includes trade shows and other marketing materials.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses.  General and administrative expenses increased 2% or $67,000, to $2,869,000 for the nine months ended September 30, 2018 as compared to $2,802,000 for the nine months ended September 30, 2017.  Consolidated general and administrative expenses decreased 2%, or $54,000 to $3,080,000 for the nine months ended September 30, 2018 as compared to $3,134,000 for the nine months ended September 30, 2017. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The decrease in consolidated general and administrative expenses is primarily due to a decrease in stock options expense of $179,000, a decrease in shareholder and investor relations expense of $7,000, and a decrease in office equipment and software of $47,000, offset by an increase in administrative salaries and benefits of $37,000, an increase in accounting and other professional services of $104,000, an increase in rent expense of $9,000, an increase in repairs and maintenance of $23,000, and an increase in other administrative corporate expenses of $6,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other expense decreased 104% or $191,000, to $7,000 of net other income for the nine months ended September 30, 2018 as compared to net other expense of $(184,000) for the nine months ended September 30, 2017. The decrease is due to a decrease in interest expense of $179,000 related to the related party note payable, which was substantially paid off in September 2017, and an increase in sublease income of $12,000 resulting from a sub-lease signed in the fourth quarter of 2017.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Web Services		As Adjusted		As Adjusted
Service revenue	$203	$260	$636	$806
Operating expenses:
Cost of service revenue	36	23	84	78
Research and development	7	7	19	19
General and administrative	69	88	211	332
Total operating expenses	112	118	314	429
Operating income	91	142	322	377
Other income/(expense)	2	(6)	(1)	(6)
Income before tax provision	$93	$136	$321	$371

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 22% or $57,000, to $203,000 for the three months ended September 30, 2018 as compared to $260,000 for the three months ended September 30, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $47,000 and a $10,000 decrease in EPTA revenue due to a decrease in outstanding receivables.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue increased 57% or $13,000, to $36,000 for the three months ended September 30, 2018 as compared to $23,000 for the three months ended September 30, 2017. The increase in cost of revenue is primarily related to an increase in customer service salaries and wages costs of $11,000 from an increase in web support requests for SSL certificates, an increase in stock option expense of $3,000, offset by a decrease in credit card fees of $1,000 directly related to decrease in revenue.

Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $7,000 for the three months ended September 30, 2018 and September 30, 2017.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 22% or $19,000, to $69,000 for the three months ended September 30, 2018 as compared to $88,000 for the three months ended September 30, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 22% decrease in revenue for the period. Consolidated general and administrative expenses increased 15%, or $147,000 to $1,101,000 for the three months ended September 30, 2018 compared to $954,000 for the three months ended September 30, 2017. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries and benefits of $42,000, an increase in accounting and other professional services of $32,000, an increase in office equipment and software of $43,000, an increase in repairs and maintenance of $25,000, an increase in stock options expense of $21,000, and an increase in other administrative corporate expenses of $2,000, offset by a decrease in shareholder and investor relations expense of $18,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Net other expense decreased 133%, or $8,000, to $2,000 of net other income for the three months ended September 30, 2018 as compared to net other expense of $(6,000) for the three months ended September 30, 2017. The decrease is due to a decrease in interest expense of $12,000 related to the related party note payable, which was substantially paid off in September 2017, offset by a net foreign exchange gain of $3,000, and a $1,000 decrease in interest income from the collection of EPTAs.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 21% or $170,000, to $636,000 for the nine months ended September 30, 2018 as compared to $806,000 for the nine months ended September 30, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $148,000 and a $22,000 decrease in EPTA revenue due to a decrease in outstanding receivables.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue increased 8% or $6,000, to $84,000 for the nine months ended September 30, 2018 as compared to $78,000 for the nine months ended September 30, 2017. The cost of revenue increase is primarily related to a $10,000 increase in customer service salaries and wages from an increase in web support requests for SSL certificates, offset by a $4,000 decrease in credit card processing fees directly related to the reduction in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $19,000 for the nine months ended September 30, 2018 and September 30, 2017.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 36% or $121,000, to $211,000 for the nine months ended September 30, 2018 as compared to $332,000 for the nine months ended September 30, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period. Consolidated general and administrative expenses decreased 2%, or $54,000 to $3,080,000 for the nine months ended September 30, 2018 compared to $3,134,000 for the nine months ended September 30, 2017. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  The decrease in consolidated general and administrative expenses is primarily due to a decrease in stock options expense of $179,000, a decrease in shareholder and investor relations expense of $7,000, and a decrease in office equipment and software of $47,000, offset by an increase in administrative salaries and benefits of $37,000, an increase in accounting and other professional services of $104,000, an increase in rent expense of $9,000, an increase in repairs and maintenance of $23,000, and an increase in other administrative corporate expenses of $6,000.

Other Expense

Other expense primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Other expense decreased 83% or $5,000 to $1,000 for the nine months ended September 30, 2018 as compared to $6,000 for the nine months ended September 30, 2017. The decrease is due to a decrease in interest expense of $18,000 related to the related party note payable, which was substantially paid off in September 2017, offset by a net foreign exchange gain of $11,000, and a $2,000 decrease in interest income from the collection of EPTAs.

Liquidity and Capital Resources

As of September 30, 2018 and 2017, we had cash and cash equivalents of $1,796,000 and $1,207,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 35% or $322,000 to $1,243,000 as of September 30, 2018 as compared to $921,000 at December 31, 2017. The increase in working capital was related to an increase in cash and cash equivalents of $514,000, an increase in contract assets of $6,000, an increase in inventories of $162,000, an increase in prepaid expenses of $2,000, an increase in income tax receivable of $2,000, a decrease in accounts payable of $2,000, and a decrease in contract liabilities, current portion, of $29,000, offset by a decrease in trade receivables, net of allowance for doubtful accounts of $9,000, a decrease in equipment financing receivables of $46,000, a decrease in contract costs of $5,000, a decrease in other current assets of $10,000, an increase accrued expenses of $293,000, an increase in capital lease obligations, current portion of $27,000, and an increase in notes payable, current portion, of $5,000.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 37% or $514,000 to $1,896,000 at September 30, 2018 as compared to $1,382,000 at December 31, 2017. During the nine months ended September 30, 2018, operating activities provided $350,000, financing activities provided $300,000, and $136,000 was used for investing activities.

Inventories

Inventories increased 124% or $162,000 to $293,000 at September 30, 2018 as compared to $131,000 at December 31, 2017. The increase is due to the receipt of a large inventory shipment at the end of June to replenish inventory from shipments made during the quarter.

Prepaid Expenses

Prepaid expenses increased 1% or $2,000 to $253,000 at September 30, 2018 as compared to $251,000 at December 31, 2017.

Accounts Payable and Accrued Expenses

Accounts payable decreased 3% or $2,000 to $77,000 at September 30, 2018 as compared to $79,000 at December 31, 2017. Our accounts payable as of September 30, 2018 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Accrued expenses increased 30% or $293,000 to $1,254,000 at September 30, 2018 as compared to $961,000 at December 31, 2017. Salaries and benefits accrual increased $189,000, sales tax accrual increased $78,000, accrued audit and tax preparation fees increased $54,000, accrued expenses for building repairs increased $14,000, and other accrued expenses increased $13,000, offset by a $55,000 decrease in accrued accounts payable.

Notes Payable

Notes payables decreased 6% or $5,000 to $74,000 at September 30, 2018 as compared to $79,000 at December 31, 2017. The decrease is related to payments made on financing contracts.

Contract Liabilities

Contract liabilities increased 1% or $7,000 to $995,000 at September 30, 2018 as compared to $988,000 at December 31, 2017. The increase is primarily due to one customer paying their entire 60 month agreement upfront, offset by a reclassification to revenue for installations completed during the period.

Capital

Total stockholders’ equity increased 17% or $284,000, to $1,914,000 at September 30, 2018 as compared to $1,630,000 at December 31, 2017. The increase in total stockholders’ equity was attributable to an increase in additional paid-in capital of $344,000 for stock options issued to employees and $155,000 for proceeds from the exercise of stock options, offset by a net loss of $215,000.

Off Balance Sheet Arrangements

As of September 30, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 6, 2018	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 6, 2018	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer