Form 10-K
period 2018-12-31
Crexendo, Inc.
filed 2019-03-06
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018:
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2018 was approximately $7,451,917.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 14,394,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

SEGMENT INFORMATION

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income (loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
		2017
	2018	As Adjusted
Revenue:
Cloud Telecommunications	$11,083	$9,141
Web Services	825	1,046
Consolidated revenue	$11,908	$10,187

	Year Ended December 31,
		2017
	2018	As Adjusted
Income/(loss) before income tax provision:
Cloud Telecommunications	$(608)	$(1,422)
Web Services	400	500
Loss before income tax	$(208)	$(922)

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

RESEARCH AND DEVELOPMENT

We invested $801,000 and $750,000 for the years ended December 31, 2018 and 2017, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and website development software.

COMPETITION

The market for cloud business communications services is large and increasingly competitive. We expect competition to continue to increase in the future. Some of these competitors include:

●
traditional on-premise, hardware business communications providers such as Alcatel-Lucent Enterprise, Avaya Inc., Cisco Systems, Inc., Mitel, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;
●
software providers such as Microsoft Corporation (Microsoft Teams (formerly Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;
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
●
other cloud companies such as 8x8, Inc., RingCentral, Inc., Amazon.com, Inc., DialPad, Inc., Fusion, Fuze (formerly Thinking Phone Networks), StarBlue (merger of Star2Star and BlueFace), Intermedia.net, Inc., J2 Global, Inc., Jive Communications, Inc. (acquired by LogMeIn, Inc.), Microsoft Corporation (Microsoft Teams (formerly Skype for Business)), Mitel, Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation;
●
other large internet companies such as Alphabet Inc., Facebook, Inc., Oracle Corporation, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future; and
●
established contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., and NewVoiceMedia.

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

EMPLOYEES

As of December 31, 2018, we had 56 employees; 54 full-time and 2 part-time, including 3 executives, 16 sales representatives and sales management, 9 engineers and IT support, 20 in operations and customer support, 8 in accounting, finance, and legal.

CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to any size business who are seeking to take advantage of the benefits of conducting business on the cloud. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. In November 2016, we were reincorporated as a Nevada corporation.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, some of which are outside of our control, including:

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
●
adverse weather conditions;
●
the impact of worldwide economic, political, industry, and market conditions; and,
●
our ability to maintain compliance with all regulatory requirements.

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

We sustained operating losses in the current and prior years. Our ability to obtain positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to (i) improve sales and marketing efficiencies, (ii) reduce costs, (iii) reach more highly qualified prospects, and (iv) achieve operational improvements. We have incurred operating losses in each of the three prior years and may incur operating losses in the foreseeable future. Continued losses could cause a determination that a “going concern option” should be applied to us.

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

Steven G. Mihaylo, Chief Executive Officer (“CEO”) of Crexendo, Inc., owns 70% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2018. As a result, Mr. Mihaylo would have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 28, 2019, we had outstanding 14,394,113 shares of common stock.

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

As of December 31, 2018, we had net operating loss (“NOL”) carry-forwards of approximately $22,722,000, of which $5,761,000 is subject to Section 382 limitations. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have issued a significant number of shares, and purchasers of those shares have sold some of them, resulting in two ownership changes, as defined by Code Section 382. As a result of the last ownership change, utilization of our NOL is subject to an annual limitation determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate. The annual limitation is approximately $461,000. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Sales to small and medium-sized businesses face risks as they may have fewer financial resources to weather an economic downturn.

A substantial percentage of our revenues come from small and medium-sized businesses. These customers may be more adversely affected by economic downturns than larger, more established businesses. The majority of our customers pay for our subscriptions with credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies may result in increased numbers of rejected credit and debit card payments, which could negatively affect our business. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation, or any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security breaches.

We collect, process, store, use, and transmit personal data on a daily basis. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted the GDPR, a new data protection law, which took effect beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed, and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Further, we have taken the position that the cost involved in continually protecting data under GDPR was exorbitant compared to the small revenue received from Countries subject to GDPR. As a consequence, we stopped hosting websites in GDPR-complaint Countries or Countries from which the bulk of business came from Countries subject to GDPR. We also took steps to block those Countries from accessing any other sites we host. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations, and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from compliance with or any failure to comply with applicable legal requirements, conflicts among these legal requirements, or differences in approaches to privacy.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that we deem more than sufficient and industry standard that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Our liability could also increase if a large fraction of transactions using our services involve fraudulent or disputed credit card transactions. We may also experience losses due to subscriber fraud and theft of service. Subscribers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using fraudulently obtained codes. If our existing anti-fraud procedures are not adequate or effective, consumer fraud and theft of service could have a material adverse effect on our business, financial condition, and operating results.

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

If we do not successfully expand our physical infrastructure and build diverse geo redundant locations, which require large investments, we may be unable to substantially increase our sales and retain customers.

Our ability to provide cloud telecommunications services is dependent upon on our physical and cloud based infrastructure. While most of our physical equipment required for providing these services is redundant in nature and offers high availability, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers. Act of God or terrorism or vandalism or gross negligence of person(s) currently or formerly associated with the company may result in loss of revenue, profitability and retaining and acquiring new customers.

Our ability to recover from disasters, if and when they occur is paramount to offer continued service to our existing customers. In addition to our physical infrastructure, we have a cloud infrastructure deployment with AWS to provide continuous service to our customers in the event of a disaster or failure of our physical infrastructure. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure of any of these third party service providers to properly maintain services may be subject to factors including but not limited to the following: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

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

We maintain a fully redundant physical infrastructure in our data center in Tempe, Arizona and a cloud infrastructure deployment with AWS for disaster recovery. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. While we do not believe that we have lost customers as a consequence, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

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

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. We maintain credit card and other personal information in our systems. Due to the sensitive nature of retaining such information we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. While the Company believes its systems meet or exceed industry standards, the Company does not believe it is required to meet PCI level 1 compliance and has not certified under that level. Failure to meet PCI compliance levels could negatively impact the Company’s ability to collect and store credit card information which could cause substantial disruption to our business. Notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services, which could incur substantial additional costs and could have a material adverse effect on our business.

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

Our public filings are subject to review by the SEC.

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

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the SEC, Internal Revenue Service (IRS), Federal Trade Commission (FTC), Federal Communication Commission (FCC) and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

The FCC net neutrality rules have changed. We cannot predict the effect of this, nor the impact of this change on our business.

On January 4, 2018, the Federal Communications Commission, or FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband internet access lines. There are efforts in Congress to prevent the Order from becoming effective and a number of state attorneys general have filed an appeal of the FCC's January 4, 2018 order. We cannot predict whether the FCC's January 4, 2018 order will remain effective. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. We cannot predict the potential impact of the FCC's January 4, 2018 order on us at this time.

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

	High	Low
Year Ended December 31, 2018
October to December 2018	$3.00	$1.54
July to September 2018	2.70	1.50
April to June 2018	2.90	2.31
January to March 2018	3.49	2.00
Year Ended December 31, 2017
October to December 2017	$2.71	$1.46
July to September 2017	1.95	1.45
April to June 2017	1.84	1.45
January to March 2017	1.60	1.45

SECURITY HOLDERS

There were approximately 1,151 holders of record of our shares of common stock as of December 31, 2018. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2018 and 2017.

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

Our Cloud Telecommunications service revenue increased 24% or $1,842,000 to $9,636,000 for the year ended December 31, 2018 as compared to $7,794,000 for the year ended December 31, 2017. Our Cloud Telecommunications product revenue increased 7% or $100,000 to $1,447,000 for the year ended December 31, 2017 as compared to $1,347,000 for the year ended December 31, 2017. As of December 31, 2018 and 2017, our backlog was $23,029,000 and $19,871,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 21% or $221,000 to $825,000 for the year ended December 31, 2018 as compared to $1,046,000 for the year ended December 31, 2017.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
		2017
Consolidated	2018	As Adjusted
Service revenue	$10,461	$8,840
Product revenue	1,447	1,347
Total revenue	11,908	10,187
Loss before income taxes	(208)	(922)
Income tax provision	(15)	(7)
Net loss	(223)	(929)
Basic/diluted net loss per share	$(0.02)	$(0.07)

	For the three months ended
Consolidated	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$2,442	$2,540	$2,712	$2,767
Product revenue	366	437	314	330
Total revenue	2,808	2,977	3,026	3,097
Income/(loss) before income taxes	(59)	50	(191)	(8)
Income tax provision	(4)	(3)	(8)	-
Net income/(loss)	(63)	47	(199)	(8)

Basic net income/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted net income/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Consolidated	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Service revenue	$2,015	$2,133	$2,259	$2,433
Product revenue	279	303	385	380
Total revenue	2,294	2,436	2,644	2,813
Income/(loss) before income taxes	(511)	(252)	(182)	23
Income tax benefit/(provision)	(4)	(4)	(8)	9
Net income/(loss)	(515)	(256)	(190)	32

Basic net income/(loss) per common share (1)	$(0.04)	$(0.02)	$(0.01)	$0.00
Diluted net income/(loss) per common share (1)	$(0.04)	$(0.02)	$(0.01)	$0.00
 ——————
 (1)
Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly net income (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, website hosting, and web management services. Service revenue increased 18% or $1,621,000, to $10,461,000 for the year ended December 31, 2018 as compared to $8,840,000 for the year ended December 31, 2017. Cloud Telecommunications service revenue increased 24% or $1,842,000, to $9,636,000 for the year ended December 31, 2018 as compared to $7,794,000 for the year ended December 31, 2017. Web service revenue decreased 21% or $221,000, to $825,000 for the year ended December 31, 2018 as compared to $1,046,000 for the year ended December 31, 2017.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased by 7% or $100,000, to $1,447,000 for the year ended December 31, 2018 as compared to $1,347,000 for the year ended December 31, 2017. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Loss Before Income Taxes

Loss before income tax decreased 77% or $714,000 to $208,000 for the year ended December 31, 2018 as compared to $922,000 for the year ended December 31, 2017. The decrease in loss before income tax is primarily due to an increase in revenue of $1,721,000 and a decrease in other expense of $186,000, primarily related to a decrease in interest expense from the related party note payable which was substantially paid off in September 2017. This was offset by an increase in total operating expenses of $1,193,000.

Income Tax Provision

We had an income tax provision of $15,000 for the year ended December 31, 2018 compared to an income tax provision of $7,000 for the year ended December 31, 2017. We had a pre-tax loss for the years ended December 31, 2018 and 2017 of $208,000 and $922,000, respectively, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2018 and 2017.

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

In our March 5, 2019 earnings press release, as furnished on Form 8-K, we included Non-GAAP net loss, EBITDA and Adjusted EBITDA. The terms Non-GAAP net loss, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net loss, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net loss or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
		2017		2017
	2018	As Adjusted	2018	As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$(8)	$32	$(223)	$(929)
Share-based compensation	94	92	438	573
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Amortization of intangible assets	18	23	72	96
Non-cash interest expense	-	3	-	201
Non-GAAP net income/(loss)	$104	$150	$287	$(21)

Non-GAAP net income/(loss) per common share:
Basic	$0.01	$0.01	$0.02	$(0.00)
Diluted	$0.01	$0.01	$0.02	$(0.00)

Weighted-average common shares outstanding:
Basic	14,394,113	14,276,729	14,332,092	13,938,342
Diluted	14,902,330	14,732,765	15,095,262	13,938,342

 Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
		2017		2017
	2018	As Adjusted	2018	As Adjusted
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$(8)	$32	$(223)	$(929)
Depreciation and amortization	26	25	92	106
Interest expense	4	4	12	209
Interest and other expense/(income)	4	(6)	(10)	(21)
Income tax provision/(benefit)	-	(9)	15	7
EBITDA	26	46	(114)	(628)
Share-based compensation	94	92	438	573
Amortization of rent expense paid in stock, net of deferred gain	-	-	-	38
Adjusted EBITDA	$120	$138	$324	$(17)

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

Operating Results of our Cloud Telecommunications Segment (in thousands)

	Year Ended December 31,
		2017
Cloud Telecommunications	2018	As Adjusted
Service revenue	$9,636	$7,794
Product revenue	1,447	1,347
Total revenue	11,083	9,141
Operating expenses:
Cost of service revenue	2,973	2,611
Cost of product revenue	727	549
Research and development	776	724
Selling and marketing	3,403	2,833
General and administrative	3,817	3,663
Total operating expenses	11,696	10,380
Operating loss	(613)	(1,239)
Other income/(expense)	5	(183)
Loss before tax provision	$(608)	$(1,422)

Quarterly Financial Information

	For the three months ended
Cloud Telecommunications	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$2,217	$2,332	$2,509	$2,578
Product revenue	366	437	314	330
Total revenue	2,583	2,769	2,823	2,908
Operating expenses:
Cost of service revenue	708	704	797	764
Cost of product revenue	187	201	161	178
Research and development	175	188	207	206
Selling and marketing	829	767	910	897
General and administrative	872	965	1,032	948
Total operating expenses	2,771	2,825	3,107	2,993
Operating loss	(188)	(56)	(284)	(85)
Other income/(expense)	4	3	-	(2)
Loss before tax provision	$(184)	$(53)	$(284)	$(87)

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Cloud Telecommunications	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Service revenue	$1,735	$1,867	$1,999	$2,193
Product revenue	279	303	385	380
Total revenue	2,014	2,170	2,384	2,573
Operating expenses:
Cost of service revenue	614	629	641	727
Cost of product revenue	108	124	151	166
Research and development	184	179	187	174
Selling and marketing	662	684	735	752
General and administrative	1,034	902	866	861
Total operating expenses	2,602	2,518	2,580	2,680
Operating loss	(588)	(348)	(196)	(107)
Other income/(expense)	(30)	(32)	(122)	1
Loss before tax provision	$(618)	$(380)	$(318)	$(106)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 24% or $1,842,000, to $9,636,000 for the year ended December 31, 2018 as compared to $7,794,000 for the year ended December 31, 2017. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $1,919,000, offset by a decrease in cancellation charges of $77,000. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 7% or $100,000, to $1,447,000 for the year ended December 31, 2018 as compared to $1,347,000 for the year ended December 31, 2017. Product revenue fluctuates from one period to the next based on timing of installations, as we recognize revenue when the installation is complete. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2018 and 2017. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2018 and 2017, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2018	$ 23,029
Cloud Telecommunications Services backlog as of December 31, 2017	$ 19,871

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers and software providers, broadband Internet fees, and costs related to installations and customer support salaries and benefits. Cost of service revenue increased 14% or $362,000, to $2,973,000 for the year ended December 31, 2018 as compared to $2,611,000 for the year ended December 31, 2017. The increase in cost of service revenue was primarily due to an increase in salaries and benefits of $174,000 as a result of an increase in customer support headcount, an increase in costs related to installations of $54,000, an increase in stock options expense of $43,000, an increase in credit card processing fees of $39,000, an increase in bandwidth costs of $38,000, and a $14,000 increase in freight. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices, inventory costs, and the purchase of third party equipment. Cost of product revenue increased 32% or $178,000, to $727,000 for the year ended December 31, 2018 as compared to $549,000 for the year ended December 31, 2017. The increase is primarily due to the increase in product revenue, an increase in shipping costs, an increase in device costs, and an increased volume of replacement phones being sent out to customers.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development expenses increased 7% or $52,000, to $776,000 for the year ended December 31, 2018 as compared to $724,000 for the year ended December 31, 2017. The increase is primarily due to an $83,000 increase in costs for the development of a new customer user interface and the Android app, offset by a $31,000 decrease in salary and benefits due to a decrease in headcount.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, tradeshows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 20% or $570,000, to $3,403,000 for the year ended December 31, 2018 as compared to $2,833,000 for the year ended December 31, 2017. The increase in selling and marketing expense was due to an increase in commission expenses of $339,000 directly related to an increase in revenue, an increase in salaries and benefits of $185,000, an increase in travel expenses of $38,000, and an increase in bad debt of $14,000, offset by a decrease in stock options expense of $5,000 and a decrease in business development costs of $1,000, which includes trade shows and other marketing materials.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses increased 4% or $154,000, to $3,817,000 for the year ended December 31, 2018 as compared to $3,663,000 for the year ended December 31, 2017. Consolidated general and administrative expenses increased less than 1%, or $19,000 to $4,091,000 for the year ended December 31, 2018 compared to $4,072,000 for the year ended December 31, 2017. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The increase in consolidated general and administrative expenses is primarily due to an increase in accounting and other professional services of $104,000, an increase in computer supplies and office equipment of $75,000, an increase in administrative salaries and benefits of $42,000, an increase in repairs and maintenance of $29,000, and an increase in other administrative corporate expenses of $11,000, offset by a decrease in stock options expense of $159,000 and a decrease in software expense of $83,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other expense decreased 103% or $188,000 to $5,000 of net other income for the year ended December 31, 2018 as compared to net other expense of $(183,000) for the year ended December 31, 2017. The decrease is due to a decrease in allocated interest expense of $177,000 primarily related to the related party note payable, which was substantially paid off in September 2017 and an increase in other income of $11,000, which is primarily related to sublease rental income.

Operating Results of our Web Services Segment (in thousands)

	Year Ended December 31,
		2017
Web Services	2018	As Adjusted
Service revenue	$825	$1,046
Operating expenses:
Cost of service revenue	119	106
Research and development	25	26
General and administrative	274	409
Total operating expenses	418	541
Operating income	407	505
Other expense	(7)	(5)
Income before tax provision	$400	$500

Quarterly Financial Information

	For the three months ended
Web Services	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$225	$208	$203	$189
Operating expenses:
Cost of service revenue	21	27	36	35
Research and development	6	6	7	6
General and administrative	73	69	69	63
Total operating expenses	100	102	112	104
Operating income	125	106	91	85
Other income/(expense)	-	(3)	2	(6)
Income before tax provision	$125	$103	$93	$79

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Web Services	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Service revenue	$280	$266	$260	$240
Operating expenses:
Cost of service revenue	30	25	23	28
Research and development	6	6	7	7
General and administrative	137	107	88	77
Total operating expenses	173	138	118	112
Operating income	107	128	142	128
Other income/(expense)	-	-	(6)	1
Income before tax provision	$107	$128	$136	$129

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web services revenue decreased 21% or $221,000, to $825,000 for the year ended December 31, 2018 as compared to $1,046,000 for the year ended December 31, 2017. The decrease in service revenue is primarily due to a decrease in hosting revenue of $181,000 and a $40,000 decrease in EPTA revenue due to decrease in outstanding receivables.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue increased 12% or $13,000, to $119,000 for the year ended December 31, 2018 as compared to $106,000 for the year ended December 31, 2017. The increase in cost of revenue is primarily related to an increase in customer service costs of $20,000, offset by a decrease in credit card fees of $5,000 and a decrease in web domain costs of $2,000, both directly related to decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 4% or $1,000, to $25,000 for the year ended December 31, 2018 as compared to $26,000 for the year ended December 31, 2017. The decrease was primarily related to a reduction in the allocation of salaries and benefits expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting, other professional services, and other administrative corporate expenses. General and administrative expenses decreased 33% or $135,000, to $274,000 for the year ended December 31, 2018 as compared to $409,000 for the year ended December 31, 2017. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in service revenue for the year ended December 31, 2018. Consolidated general and administrative expenses increased less than 1%, or $19,000 to $4,091,000 for the year ended December 31, 2018 compared to $4,072,000 for the year ended December 31, 2017. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The increase in consolidated general and administrative expenses is primarily due to an increase in accounting and other professional services of $104,000, an increase in computer supplies and office equipment of $75,000, an increase in administrative salaries and benefits of $42,000, an increase in repairs and maintenance of $29,000, and an increase in other administrative corporate expenses of $11,000, offset by a decrease in stock options expense of $159,000 and a decrease in software expense of $83,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Other expense increased 40% or $2,000, to $7,000 for the year ended December 31, 2018 as compared to $5,000 for the year ended December 31, 2017. The increase is due to a decrease in net foreign exchange gains of $19,000 and a $3,000 decrease in interest income from the collection of EPTAs, offset by a decrease in allocated interest expense of $20,000 primarily related to the related party note payable, which was substantially paid off in September 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018 and 2017, we had cash and cash equivalents of $1,849,000 and $1,282,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 44% or $401,000 to $1,322,000 as of December 31, 2018 as compared to $921,000 as of December 31, 2017. The increase in working capital was related to an increase in cash and cash equivalents of $567,000, an increase in trade receivables, net of allowance for doubtful accounts of $47,000, an increase in contract assets of $9,000, an increase in inventories of $139,000, an increase in income tax receivable of $1,000, and a decrease in notes payable, current portion, of $13,000, offset by a decrease in equipment financing receivables of $49,000, a decrease in contract costs of $8,000, a decrease in prepaid expenses of $7,000, a decrease in other current assets of $10,000, an increase in accounts payable of $76,000, an increase in accrued expenses of $170,000, an increase in capital lease obligations, current portion of $28,000, and an increase in contract liabilities, current portion, of $27,000.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 41% or $567,000, to $1,949,000 as of December 31, 2018 as compared to $1,382,000 as of December 31, 2017. During the year ended December 31, 2018, operating activities provided $452,000. Financing activities provided $122,000, primarily related to proceeds from stock option exercises of $155,000 and proceeds from notes payable of $130,000, offset by repayments on notes payable of $153,000, and repayments on the capital lease of $10,000. Cash used for investing activities was $7,000, related to the purchase of equipment in the second quarter of 2018.

Inventories

Inventories increased 106% or $139,000 to $270,000 as of December 31, 2018 as compared to $131,000 as of December 31, 2017. Inventory balances fluctuate based on timing of installations and inventory shipments. A large inventory shipment was received in the fourth quarter of 2018.

Prepaid Expenses

Prepaid expenses decreased 3% or $7,000 to $244,000 as of December 31, 2018 as compared to $251,000 as of December 31, 2017.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 6% or $26,000, to $429,000 as of December 31, 2018 as compared to $403,000 as of December 31, 2017. Current trade receivables, net of allowance for doubtful accounts, increased 13% or $47,000, to $419,000 as of December 31, 2018 as compared to $372,000 as of December 31, 2017. The increase in current trade receivables can be attributed to an unpaid down payment invoice for seven new locations for an existing customer. Long-term trade receivables, net of allowance for doubtful accounts, decreased 68% or $21,000, to $10,000 as of December 31, 2018 as compared to $31,000 as of December 31, 2017. The decrease is primarily due to the write-off of uncollectible accounts.

Accounts Payable and Accrued Expenses

Accounts payable increased 96% or $76,000, to $155,000 as of December 31, 2018 as compared to $79,000 as of December 31, 2017. The aging of accounts payable as of December 31, 2018 and 2017 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of the check processing schedule.

Accrued expenses increased 18% or $170,000 to $1,131,000 as of December 31, 2018 as compared to $961,000 as of December 31, 2017. Sales tax accrual increased $137,000, partner commissions accrual increased $63,000, salaries and benefits accrual increased $24,000, accrued audit and tax preparation fees increased $24,000, and warranty reserve increased $16,000, offset by a $61,000 decrease in accrued accounts payable, a $27,000 decrease in accrued sales bonuses, and a decrease in other accrued expenses of $6,000.

Notes Payable

Notes payables decreased 29% or $23,000, to $56,000 as of December 31, 2018 as compared to $79,000 at December 31, 2017. The decrease in notes payable can be attributed to payments made on financing contracts of $153,000, offset by additional financing arrangements entered into during the period of $130,000.

Capital Lease

Capital lease obligations increased $144,000, to $144,000 as of December 31, 2018 as compared to $0 at December 31, 2017. The company entered into a $154,000 capital lease in the second quarter of 2018 for data center hardware, installation and support, offset by repayments of $10,000.

Contract Liabilities

Contract liabilities increased 8% or $75,000 to $1,063,000 as of December 31, 2018 as compared to $988,000 as of December 31, 2017. The increase is primarily due to one customer paying their entire 60 month agreement upfront and for an increase in down payments on jobs that have not installed yet, offset by a reclassification to revenue for installations completed during the period.

Capital

Total stockholders’ equity increased 23% or $370,000, to $2,000,000 as of December 31, 2018 as compared to $1,630,000 as of December 31, 2017. The increase in total stockholders’ equity was attributable to an increase in additional paid-in capital of $438,000 for stock options issued to employees and $155,000 for proceeds from the exercise of stock options, offset by a net loss of $223,000.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Pittsburgh, PA
March 5, 2019

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,849	$1,282
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $14
as of December 31, 2018 and $19 as of December 31, 2017	419	372
Contract assets	12	3
Inventories	270	131
Equipment financing receivables	67	116
Contract costs	371	379
Prepaid expenses	244	251
Income tax receivable	1	-
Other current assets	-	10
Total current assets	3,333	2,644

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as December 31, 2018 and $10 as of December 31, 2017	10	31
Long-term equipment financing receivables, net	184	58
Property and equipment, net	124	8
Intangible assets, net	167	239
Goodwill	272	272
Contract costs, net of current portion	342	364
Other long-term assets	117	121
Total Assets	$4,549	$3,737

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$155	$79
Accrued expenses	1,131	961
Capital lease obligations	28	-
Notes payable	56	69
Contract liabilities	641	614
Total current liabilities	2,011	1,723

Contract liabilities, net of current portion	422	374
Capital lease obligations, net of current portion	116	-
Notes payable, net of current portion	-	10
Total liabilities	2,549	2,107

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,394,113 shares issued and outstanding as of December 31, 2018 and 14,287,556 shares issued
and outstanding as of December 31, 2017	14	14
Additional paid-in capital	61,153	60,560
Accumulated deficit	(59,167)	(58,944)
Total stockholders' equity	2,000	1,630

Total Liabilities and Stockholders' Equity	$4,549	$3,737

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2018	2017
Service revenue	$10,461	$8,840
Product revenue	1,447	1,347
Total revenue	11,908	10,187

Operating expenses:
Cost of service revenue	3,092	2,717
Cost of product revenue	727	549
Selling and marketing	3,403	2,833
General and administrative	4,091	4,072
Research and development	801	750
Total operating expenses	12,114	10,921

Loss from operations	(206)	(734)

Other income/(expense):
Interest income	7	10
Interest expense	(12)	(209)
Other income, net	3	11
Total other expense, net	(2)	(188)

Loss before income tax	(208)	(922)

Income tax provision	(15)	(7)

Net loss	$(223)	$(929)

Net loss per common share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Weighted-average common shares outstanding:
Basic	14,332,092	13,938,342
Diluted	14,332,092	13,938,342

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	13,578,556	$14	$58,716	$(58,015)	$715
Share-based compensation	-	-	530	-	530
Vesting of restricted stock units	27,000	-	43	-	43
Issuance of common stock for exercise of stock options	607,000		1,162		1,162
Issuance of common stock for interest on related party note payable	75,000	-	109	-	109
Net loss	-	-	-	(929)	(929)
Balance, December 31, 2017	14,287,556	14	60,560	(58,944)	1,630
Share-based compensation	-	-	438	-	438
Issuance of common stock for exercise of stock options	106,557	-	155	-	155
Net loss	-	-	-	(223)	(223)
Balance, December 31, 2018	14,394,113	$14	$61,153	$(59,167)	$2,000

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223)	$(929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of prepaid rent	-	54
Depreciation and amortization	92	106
Non-cash interest expense	-	201
Share-based compensation	438	573
Amortization of deferred gain	-	(16)
Changes in assets and liabilities:
Trade receivables	(26)	(16)
Contract assets	(9)	(1)
Equipment financing receivables	(77)	123
Inventories	(139)	39
Contract costs	30	(40)
Prepaid expenses	32	129
Income tax receivable	(1)	-
Other assets	14	13
Accounts payable and accrued expenses	246	(73)
Income tax payable	-	(5)
Contract liabilities	75	136
Net cash provided by operating activities	452	294

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of certificate of deposit	-	252
Purchase of property and equipment	(7)	-
Net cash provided by/(used for) investing activities	(7)	252

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on capital lease	(10)	-
Proceeds from notes payable	130	111
Repayments made on notes payable	(153)	(1,156)
Proceeds from exercise of options	155	1,162
Net cash provided by financing activities	122	117

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	567	663

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE YEAR	1,382	719

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE YEAR	$1,949	$1,382

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(16)	$(12)
Interest expense	$(12)	$(8)
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock for payment of interest on related-party note payable	$-	$109
Prepaid assets financed through notes payable	$97	$111
Prepaid assets financed through capital lease obligations	$25	$-
Property and equipment financed through capital lease obligations	$129	$-

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

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc. and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the SEC. These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018 and 2017, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,645,000 and $1,038,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of December 31, 2018 and 2017, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2018 and 2017, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$1,849,000	$1,282,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the
consolidated statement of cash flows	$1,949,000	$1,382,000

Trade Receivables – Trade receivables from our cloud telecommunications and web services segments are recorded at invoiced amounts.

Allowance for Doubtful Accounts – The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations.

Contract Assets – Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional.

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $713,000 and $743,000 at December 31, 2018 and December 31, 2017, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the year ended December 31, 2018 and 2017, the Company amortized $476,000 and $410,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $20,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively. Depreciable lives by asset group are as follows:

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

Intangible Assets - Our intangible assets consist primarily of customer relationships. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For 2018, the annual warranty provision and actual warranty costs were approximately 1.1% of annual net product revenue.

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

Lease Obligations – At the inception of each lease, we evaluate the lease terms to determine whether the lease will be accounted for as an operating or capital lease. A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as capital leases. At the inception of a capital lease, an asset and payment obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Capital lease obligations are classified as either short or long-term based on the due dates of future minimum lease payments, net of interest. All other leases are accounted for as operating leases and the related lease payments are charged to expenses as incurred.

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net loss for the years ended December 31, 2018 and 2017.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2018 and 2017. One telecommunications services customer accounted for 22% and 11% of total trade accounts receivable as of December 31, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements - In July 2015, the Financial Accounting Standards Board (“FASB) issued ASU 2015-11, Inventory, which will require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The changes to the classification of how certain cash receipts and payments are presented within the statement of cash flows had no impact on our consolidated financial statements.

The adoption of these new ASUs required us to restate the previously reported cash and cash equivalent amounts reported in prior periods to include restricted cash, see Note 2-Changes in Accounting Principles.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company adopted ASU 2014-12 effective January 1, 2017. The adoption of this ASU did not impact our consolidated financial statements, as there are no performance targets associated with outstanding awards.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, the amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this ASU did not impact our consolidated financial statements.

Recently Issued Accounting Pronouncements - In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized in August 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact of this new ASU on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance also applies to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. The guidance in ASC 718 does not apply to instruments issued to a lender or an investor in a financing (e.g., in a capital raising) transaction. It also does not apply to equity instruments granted when selling goods or services to customers in the scope of ASC 606. However, the guidance states that share-based payments granted to a customer in exchange for a distinct good or service to be used or consumed in the grantor’s own operations are accounted for under ASC 718. The guidance is effective for public business entities (PBEs) in annual periods beginning after December 15 2018, and interim periods within those annual periods. The Company is in the process of evaluating the impact of this new ASU on our consolidated financial statements.

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

These amendments are consistent with the tentative decisions that the Board made at its November 29, 2017, meeting and further refined at its March 7, 2018, and March 28, 2018, meetings. In addition, on July 19, 2018, the FASB issued ASU 2018-10, which made 16 separate amendments to ASC 842. The Company is in the process of evaluating the impact of this new ASU on our consolidated financial statements.

In July 2018, the FASB has issued Accounting Standards Update (ASU) 2018-10, “Codification Improvements to Topic 842, Leases.” The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments have the same effective date and transition requirements as the new leases standard. The Company is in the process of evaluating the impact of this new ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company is in the process of evaluating the potential impact of this new ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”). The ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. In December 2018, the FASB’s issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which simplifies how lessors implement the new leasing guidance in ASC 842, Leases. ASU 2018-20 amends the guidance in ASC 842 as follows; lessors may elect to account for sales and other similar taxes collected from lessees as lessee costs and to exclude them from the consideration in the contract and from variable payments not included in the consideration in the contract, lessors should exclude from variable payments, and therefore from revenue, all costs paid by lessees directly to third parties, and lessors should allocate certain variable payments to lease and nonlease components when the facts and circumstances that trigger the variable payments occur. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is in the process of evaluating the impact of this new ASU on our consolidated financial statements.

2.
Changes in Accounting Principles

Except for the changes below, the Company has consistently applied the accounting principles to all periods presented in these consolidated financial statements. The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policies for revenue recognition as detailed below.

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

A.
Commission fees payable

The Company previously recognized management level indirect sales commission expense related to contracts as selling expenses when they were incurred. Under Topic 606, the Company capitalizes those commission fees as costs of obtaining a contract, when they are incremental and, if they are expected to be recovered, it amortizes them consistently with the pattern of transfer of the good or service over the specific contract life or the average contract life for the group of contracts that resulted in the achievement of the sales commissions. If the expected amortization period is one year or less, the commission fee is expensed when incurred. The adoption of this new accounting policy resulted in a cumulative adjustment to the accumulated deficit related to the incremental contract acquisition cost that was previously expensed being capitalized. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

B.
Principal versus agent considerations

For the majority of our contracts, we expect no changes. We have certain contracts where we recognize revenue from reselling third party products and services, such as broadband Internet access and professional website management services as a principal on a gross basis. Under Topic 606, the Company recognizes revenue on a net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. The adoption of this new accounting policy required us to restate certain previously reported results, including the reduction of service revenue and related cost of service revenue. There was no impact on the accumulated deficit as a result of any changes to our current policy. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Refer to Impacts of Previously Reported Results below for the impact of the standard on our consolidated financial statements.

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and statement of cash flows impacted our previously reported results as follows:

		(Topic 606)
Condensed Consolidated Balance Sheet		New Revenue
December 31, 2017	As Previously	Standard	As
(In thousands)	Reported	Adjustment	Adjusted
Trade receivables, net of allowance for doubtful accounts	$375	$(3)	$372
Contract assets	-	3	3
Contract costs	-	379	379
Prepaid expenses	530	(279)	251
Total current assets	2,544	100	2,644
Long-term prepaid expenses	173	(173)	-
Contract costs, net of current portion	-	364	364
Total assets	3,446	291	3,737
Deferred revenue, current portion	957	(957)	-
Contract liabilities	-	614	614
Total current liabilities	2,066	(343)	1,723
Deferred revenue, net of current portion	31	(31)	-
Contract liabilities, net of current portion	-	374	374
Accumulated deficit	(59,235)	291	(58,944)
Total stockholders' equity	1,339	291	1,630
Total Liabilities and Stockholders' Equity	3,446	291	3,737

		(Topic 606)
Condensed Consolidated Statement of Operations		New Revenue
Year Ended December 31, 2017	As Previously	Standard	As
(In thousands, except per share amounts)	Reported	Adjustment	Adjusted
Service revenue	$9,030	$(190)	$8,840
Total revenue	10,377	(190)	10,187
Cost of service revenue	2,908	(191)	2,717
Selling and marketing	2,924	(91)	2,833
Total operating expenses	11,202	(281)	10,921
Loss from operations	(825)	91	(734)
Loss before income tax	(1,013)	91	(922)
Net loss	(1,020)	91	(929)
Diluted loss per share	$(0.07)	$-	$(0.07)

Condensed Consolidated Statements of Stockholders' Equity			Additional		Total
(In thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017, as previously reported	13,578,556	$14	$58,716	$(58,215)	$515
Impact of change in accounting principle	-	-	-	200	200
As adjusted balance at January 1, 2017	13,578,556	14	58,716	(58,015)	715
As adjusted net loss	709,000	-	1,844	(929)	915
As adjusted balance as of December 31, 2017	14,287,556	$14	$60,560	$(58,944)	$1,630

		(Topic 606)	(Topic 230)
Condensed Consolidated Statement of Cash Flows		New Revenue	Statement of
Year Ended December 31, 2017	As Previously	Standard	Cash Flows	As
(In thousands)	Reported	Adjustment	Adjustments	Adjusted
Net loss	$(1,020)	$91	$-	$(929)
Trade receivables	(17)	1	-	(16)
Contract assets	-	(1)	-	(1)
Contract costs	-	(40)	-	(40)
Prepaid expenses	180	(51)	-	129
Contract liabilities	-	136	-	136
Deferred revenue	136	(136)	-	-
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD	619	-	(619)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE BEGINNING OF THE PERIOD	-	-	719	719
CASH AND CASH EQUIVALENTS AT THE END
OF THE PERIOD	1,282	-	(1,282)	-
CASH, CASH EQUIVALENTS, AND RESTRICTED
CASH AT THE END OF THE PERIOD	-	-	1,382	1,382

Adoption of the standards related to revenue recognition (Topic 606) and statement of cash flows presentation of restricted cash (Topic 230) had no impact to cash provided by or used for financing, or investing on our consolidated statement of cash flows.

3.
Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 19.

Cloud Telecommunications Segment

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

Three Months Ended December 31, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$330	$-	$330
Equipment financing revenue	22	-	22
Telecommunications services	2,343	-	2,343
Fees, commissions, and other, recognized over time	181	-	181
One time fees, commissions and other	32	-	32
Website hosting services	-	156	156
Website management services and other	-	33	33
	$2,908	$189	$3,097
Timing of revenue recognition
Products and fees recognized at a point in time	$362	$-	$362
Services and fees transferred over time	2,546	189	2,735
	$2,908	$189	$3,097

Three Months Ended December 31, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$380	$-	$380
Equipment financing revenue	38	-	38
Telecommunications services	1,929	-	1,929
Fees, commissions, and other, recognized over time	138	-	138
One time fees, commissions and other	88	-	88
Website hosting services	-	212	212
Website management services and other	-	28	28
	$2,573	$240	$2,813
Timing of revenue recognition
Products and fees recognized at a point in time	$468	$-	$468
Services and fees transferred over time	2,105	240	2,345
	$2,573	$240	$2,813

Year Ended December 31, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,447	$-	$1,447
Equipment financing revenue	105	-	105
Telecommunications services	8,817	-	8,817
Fees, commissions, and other, recognized over time	629	-	629
One time fees, commissions and other	85	-	85
Website hosting services	-	708	708
Website management services and other	-	117	117
	$11,083	$825	$11,908
Timing of revenue recognition
Products and fees recognized at a point in time	$1,532	$-	$1,532
Services and fees transferred over time	9,551	825	10,376
	$11,083	$825	$11,908

Year Ended December 31, 2017	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
	As Adjusted	As Adjusted	As Adjusted
Major products/services lines
Desktop devices	$1,347	$-	$1,347
Equipment financing revenue	187	-	187
Telecommunications services	6,992	-	6,992
Fees, commissions, and other, recognized over time	450	-	450
One time fees, commissions and other	165	-	165
Website hosting services	-	940	940
Website management services and other	-	106	106
	$9,141	$1,046	$10,187
Timing of revenue recognition
Products and fees recognized at a point in time	$1,512	$-	$1,512
Services and fees transferred over time	7,629	1,046	8,675
	$9,141	$1,046	$10,187

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

		December 31,
	December 31,	2017
(In thousands)	2018	As Adjusted
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$429	$403
Contract assets	12	3
Contract liabilities	1,063	988

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

			For the Year Ended
(In thousands)	For the Year Ended		December 31, 2017
	December 31, 2018		As Adjusted
	Contract assets	Contract Liabilities	Contract assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(837)	$-	$(642)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	912	-	778
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	-	(1)	-
Increase due to additional unamortized discounts	11	-	2	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	Total
Desktop devices	$262	-	-	-	-	$262
Telecommunications service	$8,716	6,338	4,512	2,562	639	$22,767
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

4.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the year ended December 31, 2018 and 2017 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
		2017
	2018	As Adjusted
Net loss (in thousands)	$(223)	$(929)

Weighted-average share reconciliation:
Weighted-average shares outstanding	14,332,092	13,938,342
Weighted-average basic shares outstanding	14,332,092	13,938,342
Diluted shares outstanding	14,332,092	13,938,342

Net loss per common share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At December 31, 2018 and 2017, the common stock equivalent shares were, as follows:

	Year Ended December 31,
	2018	2017
Shares of common stock issuable under equity incentive plans outstanding	3,664,000	3,648,939
Common stock equivalent shares excluded from diluted net loss per share	3,664,000	3,648,939

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (EPTAs) sold prior to July 2011.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2018	2017
Gross trade receivables	$443	$432
Less: allowance for doubtful accounts	(14)	(29)
Trade receivables, net	$429	$403

Current trade receivables, net	$419	$372
Long-term trade receivables, net	10	31
Trade receivables, net	$429	$403

6.
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

	December 31,
	2018	2017
Gross financing receivables	$392	$264
Less unearned income	(141)	(90)
Financing receivables, net	251	174
Less: Current portion of finance receivables, net	(67)	(116)
Finance receivables due after one year	$184	$58

7.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
		2017
	2018	As Adjusted
Prepaid corporate insurance	$43	$44
Prepaid software services	28	17
Prepaid tax liability deposit	48	-
Prepaid inventory deposits	61	117
Other prepaid expenses	64	73
Total prepaid assets	$244	$251

8.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Software	$333	$681
Computers and office equipment	1,524	1,685
Leasehold improvements	25	27
Less accumulated depreciation and amortization	(1,758)	(2,385)
Total property and equipment, net	$124	$8

Depreciation and amortization expense is included in general and administrative expenses and totaled $20,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively.

9.
Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2018	2017
Customer relationships	$941	$941
Less: accumulated amortization	(774)	(702)
Total	$167	$239

Amortization expense is included in general and administrative expenses and totaled $72,000 and $96,000 for the years ended December 31, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2018 (in thousands):

Year ending December 31,
2019	$(53)
2020	(39)
2021	(29)
2022	(21)
2023	(18)
Thereafter	(7)
Total	$(167)

10.
Goodwill

The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Acquisition Related Goodwill
Balance at January 1, 2017	$272
Increase (decrease)	-
Balance at December 31, 2017	272
Increase (decrease)	-
Balance at December 31, 2018	$272

11.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued wages and benefits	$301	$303
Accrued accounts payable	243	242
Accrued sales and telecommunications taxes	480	343
Product warranty liability	16	-
Other	91	73
Total accrued expenses	$1,131	$961

The changes in aggregate product warranty liabilities for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2017	$-
Accrual for warranties	10
Warranty settlements	(10)
Balance at December 31, 2017	-
Accrual for warranties	31
Warranty settlements	(15)
Balance at December 31, 2018	$16

Product warranty expense is included in cost of product revenue expense and totaled $31,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively.

12.
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

Other notes payable

Other notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support and corporate insurance.

The Company’s outstanding balances under its note payable agreements as of December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Related-party note payable	$-	$4
Other notes payable	56	75
Total notes payable	56	79
Less: notes payable, current portion	(56)	(69)
Notes payable, net of current portion	$-	$10

As of December 31, 2018, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2019	$56
Total	$56

13.
Fair Value Measurements

We have financial instruments as of December 31, 2018 and 2017 for which the fair value is summarized below (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$429	$429	$403	$403
Equipment financing receivables	251	251	174	174
Liabilities:
Capital lease obligations	$144	$144	$-	$-
Notes payable	56	56	79	79

14.
Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2018 were as follows:

Stock-based compensation plans:
Outstanding option awards	3,664,000
Available for future grants	1,853,852
5,517,852

15.
Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 5,517,852 shares to eligible employees, consultants, and directors. As of December 31, 2018, we had 1,853,852 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2018 and 2017 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2018	2017
Weighted-average fair value of options granted	$1.86	$0.78
Expected volatility	88%	60%
Expected life (in years)	4.30	4.30
Risk-free interest rate	2.69%	1.98%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity under the plans for the years ended December 31, 2018 and 2017:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2017	3,932,114	$2.59	5.2 years	$400
Granted	527,500	1.59
Exercised	(607,000)	1.92
Cancelled/forfeited	(203,675)	1.61
Outstanding at December 31, 2017	3,648,939	2.61	4.3 years	1,346
Granted	329,000	2.83
Exercised	(106,557)	1.46
Cancelled/forfeited	(207,382)	1.72
Outstanding at December 31, 2018	3,664,000	2.71	3.5 years	1,007
Shares vested and expected to vest	3,593,178	2.71	3.5 years	997
Exercisable as of December 31, 2018	3,363,569	2.73	3.3 years	968
Exercisable as of December 31, 2017	3,185,420	2.78	4.1 years	1,037

The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017, was $107,000 and $59,000 respectively.

As of December 31, 2018, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $452,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.1 years.

Restricted Stock Units:

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2018 and 2017:

	Number	Weighted-Average
	of Units	Fair Value
Outstanding at January 1, 2017	-	$-
Granted	27,000	1.60
Vested	(27,000)	1.60
Cancelled/forfeited	-	-
Outstanding at December 31, 2017	-	-
Granted	-	-
Vested	-	-
Cancelled/forfeited	-	-
Outstanding at December 31, 2018	-	-

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018 and 2017 was $0 and $1.60, respectively.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Share-based compensation expense by type:
Stock options	$438	$530
Restricted stock units	-	43
Total cost related to share-based compensation expense	$438	$573
Share-based compensation expense by financial statement line item:
Cost of revenue	$136	$93
Research and development	71	85
Selling and marketing	69	74
General and administrative	162	321
Total cost related to share-based compensation expense	$438	$573

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2018 and 2017, respectively.

16.
Income Taxes

The income tax expense/(benefit) consisted of the following for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Current income tax expense:
Federal	$-	$-
State and local	15	7
Current income tax expense	$15	$7

There was no deferred income tax expense (benefit) for the years ended December 31, 2018 and 2017.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 34.0%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
		2017
	2018	As Adjusted
U.S. federal statutory income tax benefit	$(43)	$(314)
Increase in income tax benefit resulting from:
State and local income tax expense, net of federal effect	539	995
Change in the valuation allowance for net deferred income tax assets	(583)	(5,472)
Change in the tax rate for net deferred income tax assets	-	4,527
Other, net	102	271
Income tax expense	$15	$7

As of December 31, 2018 and 2017, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
		2017
	2018	As Adjusted
Deferred income tax assets:
Accrued expenses	$45	$41
Deferred revenue	278	255
Net operating loss carry-forwards	5,946	6,449
Foreign tax credits	-	-
Stock-based compensation	2,258	2,242
Property and equipment	-	4
Other	505	554
Subtotal	9,032	9,545
Valuation allowance	(8,755)	(9,338)
Total deferred income tax assets	277	207

Deferred income tax liabilities:
Property and equipment	(28)	-
Prepaid expenses and other	(249)	(207)
Total deferred income tax liabilities	(277)	(207)

Net deferred income tax assets (liabilities)	$-	$-

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

As of December 31, 2018, we had NOL and research and development tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $22,722,000 and $129,000 respectively. $22,485,000 of the NOLs will begin to expire in 2020 through 2037, and the remaining $237,000 of the NOLs will not expire. The research and development credits will begin to expire in 2019 through 2020.

We also have state NOL and research and development credit carry-forwards of approximately $18,060,000 and $61,000 which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

We also have foreign NOL carry-forwards of approximately $710,000 which expire on specified dates as set forth in the rules of the various countries in which the carry-forwards relate.

In assessing the recovery of the deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  We considered the scheduled reversals of future deferred tax liabilities, projected future taxable income, from telecommunications services segment, the suspension of the sale of product and services through the direct mail seminar sales channel for our web services segment, and tax planning strategies in making this assessment.  As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2018 and 2017; accordingly, we recorded a full valuation allowance.  The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $8,755,000 and $9,338,000 respectively.

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

The net change in our valuation allowance was a decrease of $583,000 for the year ended December 31, 2018 and an increase of $5,472,000 for the year ended December 31, 2017.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2018 and 2017 were as follows (in thousands):

Balance as of January 1, 2017	$891
Reductions due to lapsed statute of limitations	(891)
Balance as of December 31, 2017	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2018	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2018 and 2017, respectively.

Our U.S. federal income tax returns for fiscal 2015 through 2018 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2014.

17.
Commitments and Contingencies

Capital Lease Obligations

The Company leases equipment and support under a capital lease agreement which extends through 2023. The outstanding balance for capital leases was $144,000 and $0 as of December 31, 2018 and December 31, 2017, respectively. The Company recorded assets under capital lease obligations of $129,000 and $0 as of December 31, 2018 and December 31, 2017, respectively. Related accumulated depreciation totaled $15,000 and $0 as of December 31, 2018 and December 31, 2017, respectively. The $25,000 support contract has been classified as a prepaid expense that will be amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $8,000 and $0 for the year ended December 31, 2018 and 2017, respectively. The interest rate on the capital lease obligation is 6.7% and interest expense was $4,000 and $0 for the year ended December 31, 2018 and 2017, respectively. Future minimum capital lease payments at December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$36
2020	37
2021	36
2022	37
2023	21
Total minimum lease payments	167
Less: amount representing interest	23
Present value of minimum lease payments	$144

Operating Leases

We lease office space under non-cancelable operating lease agreements. We had one lease agreement in Reno, NV, which expired at the end of the third quarter of 2018. The operating lease for our Reno, NV office contained customary escalation clauses. Rental expense incurred on operating leases for the year ended December 31, 2018 and 2017 was approximately $15,000 and $20,000, respectively.

Sale-Leaseback

On February 28, 2014, the Company sold and leased back the land, building and furniture associated with the corporate headquarters in Tempe, Arizona to a Company that is owned by the major shareholder and CEO of the Company for $2.0 million in cash. The Company recognized a deferred gain of $281,000 on sale-leaseback, which was amortized over the initial lease term of 36 months to offset rent expense. Deferred gain amortization for the years ended December 31, 2018 and 2017 was $0 and $16,000, respectively.

Effective March 1, 2017 the rent agreement was renewed for a three year term with rent payable in cash. Rent expense incurred on the sale-leaseback during the years ended December 31, 2018 and 2017 was $300,000 and $288,000, respectively.

Future aggregate minimum lease obligations under the operating lease and sale-leaseback as of December 31, 2018, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2019	$300
2020	50
Total	$350

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

We have recorded liabilities of approximately $0 and $0 as of December 31, 2018 and 2017, respectively, for estimated losses resulting from various legal proceedings in which we are engaged. Attorney’s fees associated with the various legal proceedings are expensed as incurred. We are also subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. We believe that the resolution of these other cases will not have a material adverse effect on our business, financial position, or results of operations.

18.
Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2018 and 2017, we contributed approximately $115,000 and $111,000 to the retirement savings plan, respectively.

19.
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

	Year Ended December 31,
		2017
	2018	As Adjusted
Revenue:
Cloud telecommunications	$11,083	$9,141
Web services	825	1,046
Consolidated revenue	11,908	10,187

Income/(loss) from operations:
Cloud telecommunications	(613)	(1,239)
Web services	407	505
Total operating loss	(206)	(734)
Other income/(expense), net:
Cloud telecommunications	5	(183)
Web services	(7)	(5)
Total other expense, net	(2)	(188)
Income/(loss) before income tax provision
Cloud telecommunications	(608)	(1,422)
Web services	400	500
Loss before income tax provision	$(208)	$(922)

Depreciation and amortization was $86,000 and $95,000 for the Cloud Telecommunications segment for the years ended December 31, 2018 and 2017, respectively. Depreciation and amortization was $6,000 and $11,000 for the Web Services segment for the years ended December 31, 2018 and 2017, respectively.

Interest income was $7,000 and $10,000 for the Web Services segment for the years ended December 31, 2018 and 2017, respectively.

Interest expense was $12,000 and $189,000 for the Cloud Telecommunications segment for the years ended December 31, 2018 and 2017 respectively. Interest expense was $0 and $20,000 for the Web Services segment for the years ended December 31, 2018 and 2017, respectively.

20.
Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Service revenue	$2,442	$2,540	$2,712	$2,767
Product revenue	366	437	314	330
Total revenue	2,808	2,977	3,026	3,097
Operating expenses:
Cost of service revenue	729	731	833	799
Cost of product revenue	187	201	161	178
Selling and marketing	829	767	910	897
General and administrative	945	1,034	1,101	1,011
Research and development	181	194	214	212
Total operating expenses	2,871	2,927	3,219	3,097
Income/(loss) from operations	(63)	50	(193)	-
Total other income/(expense), net	4	-	2	(8)
Income/(loss) before income taxes	(59)	50	(191)	(8)
Income tax provision	(4)	(3)	(8)	-
Net income/(loss)	$(63)	$47	$(199)	$(8)

Basic net income/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted net income/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Service revenue	$2,015	$2,133	$2,259	$2,433
Product revenue	279	303	385	380
Total revenue	2,294	2,436	2,644	2,813
Operating expenses:
Cost of service revenue	644	654	664	755
Cost of product revenue	108	124	151	166
Selling and marketing	662	684	735	752
General and administrative	1,171	1,009	954	938
Research and development	190	185	194	181
Total operating expenses	2,775	2,656	2,698	2,792
Income/(loss) from operations	(481)	(220)	(54)	21
Total other income/(expense), net	(30)	(32)	(128)	2
Income/(loss) before income taxes	(511)	(252)	(182)	23
Income tax benefit/(provision)	(4)	(4)	(8)	9
Net income/(loss)	$(515)	$(256)	$(190)	$32

Basic net income/(loss) per common share (1)	$(0.04)	$(0.02)	$(0.01)	$0.00
Diluted net income/(loss) per common share (1)	$(0.04)	$(0.02)	$(0.01)	$0.00
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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

None

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

CREXENDO, INC.

Date: March 5, 2019	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2019	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 5, 2019	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 5, 2019	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 5, 2019	By:	/s/ Jeff Bash
Jeff Bash Director

Date: March 5, 2019	By:	/s/ David Williams
David Williams Director

Date: March 5, 2019	By:	/s/ Anil Puri
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Year ended December 31, 2018
Allowance for doubtful accounts receivable	$29	-	(15)	$14
Deferred income tax asset valuation allowance	$9,338	-	(583)	$8,755
Year ended December 31, 2017, As Adjusted
Allowance for doubtful accounts receivable	$47	-	(18)	$29
Deferred income tax asset valuation allowance	$14,810	-	(5,472)	$9,338