Form 10-Q
period 2019-03-31
Crexendo, Inc.
filed 2019-04-30
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2019 was 14,399,109.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,094	$1,849
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $12
as of March 31, 2019 and $14 as of December 31, 2018	586	419
Contract assets	16	12
Inventories	340	270
Equipment financing receivables	73	67
Contract costs	418	371
Prepaid expenses	183	244
Income tax receivable	-	1
Total current assets	3,810	3,333

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of March 31, 2019 and December 31, 2018	8	10
Long-term equipment financing receivables, net	272	184
Property and equipment, net	115	124
Operating lease right-of-use assets	1,031	-
Intangible assets, net	154	167
Goodwill	272	272
Contract costs, net of current portion	338	342
Other long-term assets	102	117
Total Assets	$6,102	$4,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$149	$155
Accrued expenses	1,275	1,131
Finance leases	26	28
Notes payable	16	56
Operating lease liabilities	238	-
Income taxes payable	2	-
Contract liabilities	698	641
Total current liabilities	2,404	2,011

Contract liabilities, net of current portion	466	422
Finance leases, net of current portion	109	116
Operating lease liabilities, net of current portion	793	-
Total liabilities	3,772	2,549

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,396,607 shares issued and outstanding as of March 31, 2019 and 14,394,113 shares issued
and outstanding as of December 31, 2018	14	14
Additional paid-in capital	61,244	61,153
Accumulated deficit	(58,928)	(59,167)
Total stockholders' equity	2,330	2,000

Total Liabilities and Stockholders' Equity	$6,102	$4,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2019	2018
Service revenue	$3,008	$2,442
Product revenue	484	366
Total revenue	3,492	2,808

Operating expenses:
Cost of service revenue	877	729
Cost of product revenue	249	187
Selling and marketing	899	829
General and administrative	1,014	945
Research and development	212	181
Total operating expenses	3,251	2,871

Income/(loss) from operations	241	(63)

Other income/(expense):
Interest income	1	2
Interest expense	(5)	(1)
Other income, net	5	3
Total other income, net	1	4

Income/(loss) before income tax	242	(59)

Income tax provision	(3)	(4)

Net income/(loss)	$239	$(63)

Earnings/(loss) per common share:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)

Weighted-average common shares outstanding:
Basic	14,394,645	14,287,734
Diluted	15,139,858	14,287,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2019 and 2018
 (Unaudited, in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	62	-	62
Issuance of common stock for exercise of stock options	1,100	-	2	-	2
Net loss	-	-	-	(63)	(63)
Balance, March 31, 2018	14,288,656	$14	$60,624	$(59,007)	$1,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$239	$(63)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	22	19
Share-based compensation	91	62
Changes in assets and liabilities:
Trade receivables	(165)	11
Contract assets	(4)	(1)
Equipment financing receivables	(94)	27
Inventories	(70)	(59)
Contract costs	(43)	(4)
Prepaid expenses	61	(165)
Income tax receivable	1	-
Other assets	15	2
Accounts payable and accrued expenses	138	95
Income tax payable	2	4
Contract liabilities	101	(55)
Net cash provided by/(used for) operating activities	294	(127)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(9)	-
Repayments made on notes payable	(40)	(40)
Proceeds from exercise of options	-	2
Net cash used for financing activities	(49)	(38)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	245	(165)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,949	1,382

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$2,194	$1,217

Cash used during the year for:
Interest expense	$(5)	$(1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.
Significant Accounting Policies

Description of Business - Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is an award-winning premier provider of cloud communications, UCaaS (Unified Communications as a Service), call center, collaboration services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $1,991,000 and $1,645,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of March 31, 2019 and December 31, 2018, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2019 and December 31, 2018, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$2,094,000	$1,117,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$2,194,000	$1,217,000

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

Contract Costs - Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $756,000 and $713,000 at March 31, 2019 and December 31, 2018, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2019 and 2018, the Company amortized $115,000 and $112,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $8,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively. Depreciable lives by asset group are as follows:

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. Estimated cost of product warranties is included in accrued expenses (see Note 8).

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

Lease Obligations – We determine if an agreement is a lease at inception. We evaluate the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest.

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

Stock-Based Compensation - For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three months ended March 31, 2019 and 2018.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2019 and 2018. One telecommunications services customer accounted for 18% and 11% of total trade accounts receivable as of March 31, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in December 2018, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and in July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) - Targeted Improvements (collectively, “the new lease standard” or “ASC 842”). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. This ASU does not significantly change the previous lease guidance for how a lessee should recognize, measure, and present expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statement of operations or our condensed consolidated statement cash flows.

In August 2018, the FASB issued ASU 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance also applies to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. The guidance in ASC 718 does not apply to instruments issued to a lender or an investor in a financing (e.g., in a capital raising) transaction. It also does not apply to equity instruments granted when selling goods or services to customers in the scope of ASC 606. However, the guidance states that share-based payments granted to a customer in exchange for a distinct good or service to be used or consumed in the grantor’s own operations are accounted for under ASC 718. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new accounting standards effective January 1, 2018. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the three months ended March 31, 2019 and 2018. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The changes to the classification of how certain cash receipts and payments are presented within the statement of cash flows had no impact on our condensed consolidated financial statements. The Company adopted ASU 2016-5 effective January 1, 2018. The adoption of these new ASUs required us to restate the previously reported cash and cash equivalent amounts reported in prior periods to include restricted cash.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We elected to adopt the standard effective January 1, 2018. The most significant impact of the standard relates to our accounting for incremental costs to obtain a contract and principal versus agent considerations. Specifically, incremental sales leadership commission were expensed immediately rather than ratably over the term of the related contracts. Revenue from the resell of broadband Internet services and professional website management services were recognized on a gross basis as a principal rather than on net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. Revenue recognition related to our hardware, telecommunications services and website hosting services remains substantially unchanged.

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

2.
Changes in Accounting Principles

Except for the changes below, the Company has consistently applied the accounting principles to all periods presented in these condensed consolidated financial statements. The Company adopted Topic 842, Leases with a date of the initial application of January 1, 2019.

We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statement of operations or our condensed consolidated statement cash flows.

3.
Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 13.

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

Equipment Financing Revenue - Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone desktop devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three yers, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

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

Three Months Ended March 31, 2019	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$484	$-	$484
Equipment financing revenue	22	-	22
Telecommunications services	2,507	-	2,507
Fees, commissions, and other, recognized over time	191	-	191
One time fees, commissions and other	110	-	110
Website hosting services	-	146	146
Website management services and other	-	32	32
	$3,314	$178	$3,492
Timing of revenue recognition
Products and fees recognized at a point in time	$594	$-	$594
Services and fees transferred over time	2,720	178	2,898
	$3,314	$178	$3,492

Three Months Ended March 31, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$366	$-	$366
Equipment financing revenue	31	-	31
Telecommunications services	2,042	-	2,042
Fees, commissions, and other, recognized over time	137	-	137
One time fees, commissions and other	7	-	7
Website hosting services	-	204	204
Website management services and other	-	21	21
	$2,583	$225	$2,808
Timing of revenue recognition
Products and fees recognized at a point in time	$373	$-	$373
Services and fees transferred over time	2,210	225	2,435
	$2,583	$225	$2,808

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
(In thousands)	2019	2018
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$594	$429
Contract assets	16	12
Contract liabilities	1,164	1,063

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2019		December 31, 2018
	Contract assets	Contract Liabilities	Contract assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(806)	$-	$(837)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	907	-	912
Transferred to receivables from contract assets recognized at the beginning of the period	(2)	-	(2)	-
Increase due to additional unamortized discounts	6	-	11	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Desktop devices	$246	-	-	-	-	-	$246
Telecommunications service	$6,598	7,162	5,293	3,341	1,548	38	$23,980
All consideration from contracts with customers is included in the amounts presented above

4.
Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2018 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted earnings/(loss) per common share:

	Three Months Ended March 31,
	2019	2018
Net income/(loss) (in thousands) (A)	$239	$(63)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	14,394,645	14,287,734
Dilutive effect of stock-based awards	745,213	-
Diluted shares outstanding (C)	15,139,858	14,287,734

Earnings/(loss) per common share:
Basic (A/B)	$0.02	$(0.00)
Diluted (A/C)	$0.02	$(0.00)

For the three months ended March 31, 2018, common stock equivalent shares are not included in the computation of diluted loss per share, as the Company has a net loss and the inclusion of such shares would be anti-dilutive due to the net loss. At March 31, 2019 and 2018, the common stock equivalent shares were, as follows:

	March 31,	March 31,
	2019	2018
Shares of common stock issuable under equity incentive plans outstanding	3,848,393	3,842,428
Common stock equivalent shares excluded from diluted earnings/(loss) per share	3,848,393	3,842,428

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2019	2018
Gross trade receivables	$606	$443
Less: allowance for doubtful accounts	(12)	(14)
Trade receivables, net	$594	$429

Current trade receivables, net	$586	$419
Long-term trade receivables, net	8	10
Trade receivables, net	$594	$429

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid corporate insurance	$17	$43
Prepaid software services	36	28
Prepaid tax liability deposit	23	48
Prepaid inventory deposits	26	61
Other prepaid expenses	81	64
Total prepaid expenses	$183	$244

7.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Customer relationships	$941	$941
Less: accumulated amortization	(787)	(774)
Total	$154	$167

Amortization expense is included in general and administrative expenses and totaled $13,000 and $18,000 for the three months ended March 31, 2019 and 2018, respectively.

8.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued wages and benefits	$401	$301
Accrued accounts payable	323	243
Accrued sales and telecommunication taxes	477	480
Product warranty liability	16	16
Other	58	91
Total accrued expenses	$1,275	$1,131

The changes in aggregate product warranty liabilities for the year ended December 31, 2018 and three months ended March 31, 2019 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2018	$-
Accrual for warranties	31
Warranty settlements	(15)
Balance at December 31, 2018	16
Accrual for warranties	5
Warranty settlements	(5)
Balance at March 31, 2019	$16

Product warranty expense is included in cost of product revenue expense and totaled $5,000 and $5,000 for the three months ended March 31, 2019 and 2018, respectively.

9.
Notes Payable

Notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support, corporate insurance policies, and other. The Company’s outstanding balances under its note payable agreements were $16,000 and $56,000 as of March 31, 2019 and 2018, respectively.

As of March 31, 2019, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2019 remaining	$16
Total	$16

10.
Fair Value Measurements

We have financial instruments as of March 31, 2019 and December 31, 2018 for which the fair value is summarized below (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$594	$594	$429	$429
Equipment financing receivables	345	345	251	251
Liabilities:
Finance lease obligations	$135	$135	$144	$144
Notes payable	16	16	56	56

11.
Income Taxes

Our effective tax rate for the three months ended March 31, 2019 and 2018 was (1.4)% and (6.8)%, respectively, which resulted in an income tax provision of $(3,000) and $(4,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

12.
Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We lease our corporate office space and equipment under operating leases. We lease data center equipment, including maintenance contracts under finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants. Our lease terms may include options, at our sole discretion, to extend or terminate the lease. At the adoption date of ASC Topic 842, the Company is reasonably certain that we would exercise our option to renew our corporate office space operating lease. Lease expense is recognized on a straight-line basis over the lease term.

We lease the corporate office space in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There is a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we are reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended March 31, 2019 and 2018 was $57,000 and $0, respectively. Rental expense incurred on operating leases for the three months ended March 31, 2019 and 2018 was approximately $75,000 and $80,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $135,000 and $0 as of March 31, 2019 and 2018, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $0 as of March 31, 2019 and 2018, respectively. Related accumulated depreciation totaled $22,000 and $0 as of March 31, 2019 and 2018, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $0 for the three months ended March 31, 2019 and 2018, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $3,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2019 are as follows:

Year ending December 31,	Operating leases	Finance leases
2019 remaining	$225	$24
2020	300	37
2021	300	36
2022	300	37
2023	50	21
Total minimum lease payments	1,175	155
Less: amount representing interest	(144)	(20)
Present value of minimum lease payments	$1,031	$135

Lease term and discount rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.9
Finance leases	4.3
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75
Operating cash flows from finance leases	3
Financing cash flows from finance leases	9

We adopted ASC Topic 842 utilizing a practical expedient that does not require application to periods prior to adoption. As previously disclosed in our 2018 Annual Report on Form 10-K and under ASC Topic 840, the predecessor to Topic 842, future aggregate minimum lease obligations under the operating lease and sale-leaseback as of December 31, 2018, exclusive of taxes and insurance, are as follows (in thousands):

Year ending December 31,
2019	$300
2020	50
Total	$350

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Future minimum lease payments as of March 31, 2019, consisted of the following:

Year ending December 31,	Lease Receivables
2019 remaining	$102
2020	141
2021	131
2022	93
2023	65
2024	5
Gross equipment financing receivables	537
Less: unearned income	(192)
Equipment financing receivables, net	$345

13.
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

	Three Months Ended March 31,
	2019	2018
Revenue:
Cloud telecommunications	$3,314	$2,583
Web services	178	225
Consolidated revenue	3,492	2,808

Income/(loss) from operations:
Cloud telecommunications	163	(188)
Web services	78	125
Total operating income/(loss)	241	(63)
Other income/(expense), net:
Cloud telecommunications	(3)	4
Web services	4	-
Total other income, net	1	4
Income/(loss) before income tax provision:
Cloud telecommunications	160	(184)
Web services	82	125
Income/(loss) before income tax provision	$242	$(59)

Depreciation and amortization was $21,000 and $18,000 for the Cloud Telecommunications segment for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization was $1,000 and $1,000 for the Web Services segment for the three months ended March 31, 2019 and 2018, respectively.

Interest income was $1,000 and $2,000 for the Web Services segment for the three months ended March 31, 2019 and 2018, respectively.

Interest expense was $5,000 and $1,000 for the Cloud Telecommunications segment for the three months ended March 31, 2019 and 2018, respectively.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2019 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo is an award-winning premier provider of cloud communications, UCaaS (Unified Communications as a Service), call center, collaboration services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

Our Cloud Telecommunications service revenue increased 28% or $613,000 to $2,830,000 for the three months ended March 31, 2019 as compared to $2,217,000 for the three months ended March 31, 2018. Our Cloud Telecommunications product revenue increased 32% or $118,000 to $484,000 for the three months ended March 31, 2019 as compared to $366,000 for the three months ended March 31, 2018. As of March 31, 2019 and 2018, our backlog was $24,226,000 and $20,715,000, respectively.

Web Services - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 21% or $47,000 to $178,000 for the three months ended March 31, 2019 as compared to $225,000 for the three months ended March 31, 2018.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2019	2018
Service revenue	$3,008	$2,442
Product revenue	484	366
Total revenue	$3,492	$2,808
Income/(loss) before income taxes	242	(59)
Income tax provision	(3)	(4)
Net income/(loss)	239	(63)
Basic earnings/(loss) per share	$0.02	$(0.00)
Diluted earnings/(loss) per share	$0.02	$(0.00)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 23% or $566,000, to $3,008,000 for the three months ended March 31, 2019 as compared to $2,442,000 for the three months ended March 31, 2018. Cloud Telecommunications service revenue increased 28% or $613,000, to $2,830,000 for the three months ended March 31, 2019 as compared to $2,217,000 for the three months ended March 31, 2018. Web service revenue decreased 21% or $47,000, to $178,000 for the three months ended March 31, 2019 as compared to $225,000 for the three months ended March 31, 2018.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third party equipment. Product revenue increased by 32% or $118,000, to $484,000 for the three months ended March 31, 2019 as compared to $366,000 for the three months ended March 31, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increase in our backlog.

Income/(Loss) Before Income Taxes

Income/(loss) before income tax increased 510% or $301,000, to $242,000 income before income tax for the three months ended March 31, 2019 as compared to loss before income tax of ($59,000) for the three months ended March 31, 2018. The increase in income before income tax is primarily due to the increase in revenue of $684,000, offset by an increase in operating expenses of $380,000 and a decrease in other income of $3,000.

Income Tax Provision

We had an income tax provision of $3,000 for the three months ended March 31, 2019 compared to an income tax provision of $4,000 for the three months ended March 31, 2018. We had pre-tax income for the three months ended March 31, 2019 of $242,000 and pre-tax loss for the three months ended March 31, 2018 of ($59,000), respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended March 31, 2019 and 2018.

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

In our April 30, 2019 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income/(Loss)
(Unaudited)
	Three Months Ended March 31,
	2019	2018
	(In thousands)
U.S. GAAP net income/(loss)	$239	$(63)
Share-based compensation	91	62
Amortization of intangible assets	13	18
Non-GAAP net income	$343	$17

Non-GAAP earnings per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted-average common shares outstanding:
Basic	14,394,645	14,287,734
Diluted	15,139,858	15,199,950

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited)
	Three Months Ended March 31,
	2019	2018
	(In thousands)
U.S. GAAP net income/(loss)	$239	$(63)
Depreciation and amortization	22	19
Interest expense	5	1
Interest and other income	(6)	(5)
Income tax provision	3	4
EBITDA	263	(44)
Share-based compensation	91	62
Adjusted EBITDA	$354	$18

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in our accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Our senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications	2019	2018
Service revenue	$2,830	$2,217
Product revenue	484	366
Total revenue	$3,314	$2,583
Operating expenses:
Cost of service revenue	$843	$708
Cost of product revenue	249	187
Research and development	206	175
Selling and marketing	899	829
General and administrative	954	872
Total operating expenses	3,151	2,771
Operating income/(loss)	163	(188)
Other income/(expense)	(3)	4
Income/(loss) before tax provision	$160	$(184)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 28% or $613,000, to $2,830,000 for the three months ended March 31, 2019 as compared to $2,217,000 for the three months ended March 31, 2018. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $625,000, offset by a decrease in sales-type lease interest of $9,000 and a decrease in broadband Internet services revenue of $3,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts. As such, we believe growth in Cloud Telecommunications segment will initially be seen through increases in our backlog.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third party equipment. Product revenue increased 32% or $118,000, to $484,000 for the three months ended March 31, 2019 as compared to $366,000 for the three months ended March 31, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. We believe growth will initially be seen through increases in our backlog.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2019 and 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2019 and 2018, and March 31, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of March 31, 2019	$24,226

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of March 31, 2018	$20,715

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet, and software providers, costs related to installations, and customer support. Cost of service revenue increased 19% or $135,000, to $843,000 for the three months ended March 31, 2019 as compared to $708,000 for the three months ended March 31, 2018. The increase in cost of service revenue was primarily due to an increase in costs related to installations of $59,000, an increase in salaries and benefits of $43,000, an increase in bandwidth costs of $15,000, an increase in credit card processing fees of $12,000, an increase in freight of $5,000, and an increase in other customer support costs of $4,000, offset by a decrease in stock options expense of $3,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices, inventory costs, and the purchase of third party equipment. Cost of product revenue increased 33% or $62,000, to $249,000 for the three months ended March 31, 2019 as compared to $187,000 for the three months ended March 31, 2018. The increase is primarily due to the increase in product revenue.

Research and Development

Research and development expenses primarily consist of payroll and related expenses, related to the development of new cloud telecommunications features and products. Research and development expenses increased 18% or $31,000, to $206,000 for the three months ended March 31, 2019 as compared to $175,000 for the three months ended March 31, 2018. The increase is primarily due to an increase in costs for the development of a new customer user interface and an Android Crexmo application.

Selling and Marketing

Selling and marketing expenses consist primarily of direct sales representative salaries and benefits, partner channel commissions, amortization of costs to acquire contracts, trade shows, the production of marketing materials, and sales support software. Selling and marketing expenses increased 8% or $70,000, to $899,000 for the three months ended March 31, 2019 as compared to $829,000 for the three months ended March 31, 2018. The increase in selling and marketing expense resulting from an increase in commission expense of $86,000 directly related to an increase in revenue and an increase in sales lead generation expense of $33,000, offset by a decrease in salary and benefits of $32,000 and a decrease in travel expenses of $17,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses increased 9% or $82,000, to $954,000 for the three months ended March 31, 2019 as compared to $872,000 for the three months ended March 31, 2018. Consolidated general and administrative expenses increased 7%, or $69,000 to $1,014,000 for the three months ended March 31, 2019 as compared to $945,000 for the three months ended March 31, 2018. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The increase in consolidated general and administrative expenses is primarily due to an increase in stock options expense of $37,000, an increase in software expense of $18,000, an increase in computer supplies and office equipment of $7,000, an increase in administrative salaries and benefits of $7,000, an increase in other administrative corporate expenses of $3,000, and an increase in repairs and maintenance of $2,000, offset by a decrease in rent expense of $5,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other income/(expense) decreased 175% or $7,000, to other expense of ($3,000) for the three months ended March 31, 2019 as compared to other income of $4,000 for the three months ended March 31, 2018. The decrease in interest income/(expense) is due to an increase in allocated interest expense of $4,000 for interest paid on finance agreements and a decrease in sub-lease rental income of $3,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2019	2018
Service revenue	$178	$225
Operating expenses:
Cost of service revenue	34	21
Research and development	6	6
General and administrative	60	73
Total operating expenses	100	100
Operating income	78	125
Other income	4	-
Income before tax provision	$82	$125

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 21% or $47,000, to $178,000 for the three months ended March 31, 2019 as compared to $225,000 for the three months ended March 31, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $42,000, a $3,000 decrease in EPTA revenue due to decrease in outstanding receivables, and a decrease of $2,000 from a decline in web management professional services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue increased 62% or $13,000, to $34,000 for the three months ended March 31, 2019 as compared to $21,000 for the three months ended March 31, 2018. The increase in cost of revenue is primarily related to an increase in customer service costs of $14,000, offset by a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $6,000 for the three months ended March 31, 2019 as compared to $6,000 for the three months ended March 31, 2018.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, accounting and other professional services, and other administrative corporate expenses. General and administrative expenses decreased 18% or $13,000, to $60,000 for the three months ended March 31, 2019 as compared to $73,000 for the three months ended March 31, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period. Consolidated general and administrative expenses increased 7%, or $69,000 to $1,014,000 for the three months ended March 31, 2019 as compared to $945,000 for the three months ended March 31, 2018. As Web Services segment revenue continues to decrease and Cloud Telecommunications segment revenue continues to increase, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. The increase in consolidated general and administrative expenses is primarily due to an increase in stock options expense of $37,000, an increase in software expense of $18,000, an increase in computer supplies and office equipment of $7,000, an increase in administrative salaries and benefits of $7,000, an increase in other administrative corporate expenses of $3,000, and an increase in repairs and maintenance of $2,000, offset by a decrease in rent expense of $5,000.

Other Income

Other income primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Other income increased $4,000, to $4,000 for the three months ended March 31, 2019 as compared to $0 for the three months ended March 31, 2018. The increase is due to an increase in net foreign exchange gains of $5,000, offset by a $1,000 decrease in interest income from the collection of EPTAs.

Liquidity and Capital Resources

As of March 31, 2019 and 2018, we had cash and cash equivalents of $2,194,000 and $1,117,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 6% or $84,000 to $1,406,000 as of March 31, 2019 as compared to $1,322,000 at December 31, 2018. The increase in working capital was primarily related to an increase in cash and cash equivalents of $245,000, an increase in trade receivables, net of allowance for doubtful accounts of $167,000, an increase in contract assets of $4,000, an increase in inventories of $70,000, an increase in equipment financing receivables of $6,000, an increase in contract costs of $47,000, a decrease in accounts payable of $6,000, a decrease in finance leases, current portion, of $2,000, and a decrease notes payable, current portion, of $40,000, offset by a decrease in prepaid expenses of $61,000, a decrease in income tax receivable of $1,000, an increase in accrued expenses of $144,000, an increase in operating lease liabilities, current portion, of $238,000, an increase in income taxes payable of $2,000, and an increase in contract liabilities, current portion, of $57,000 during the three months ended March 31, 2019.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 13% or $245,000 to $2,194,000 at March 31, 2019 as compared to $1,949,000 at December 31, 2018. During the three months ended March 31, 2019, cash flows for operating activities provided $294,000, and we used cash flows of $49,000 for financing activities. The $49,000 used for financing activities primarily related to repayments of notes payable of $40,000 and repayments of finance leases of $9,000 during the period.

Inventories

Inventories increased 26% or $70,000 to $340,000 at March 31, 2019 as compared to $270,000 at December 31, 2018. Inventory balances fluctuate based on timing of installations and inventory shipments. The increase is due to additional inventory requirements from a strong bookings quarter.

Prepaid Expenses

Prepaid expenses decreased 25% or $61,000 to $183,000 at March 31, 2019 as compared to $244,000 at December 31, 2018. The decrease is from a $25,000 decrease in prepaid tax liability deposits due to timing of payments, a $35,000 decrease in prepaid inventories for prepayments on shipments that will be received in the next 90 days, and a decrease of $26,000 for prepaid corporate insurance, offset by a $22,000 payment for a 2019 annual software subscription, and a $3,000 increase in other prepaid expense accounts.

Accounts Payable and Accrued Expenses

Accounts payable decreased 4% or $6,000 to $149,000 at March 31, 2019 as compared to $155,000 at December 31, 2018. The aging of accounts payable as of March 31, 2019 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of check processing schedule.

Accrued expenses increased 13% or $144,000 to $1,275,000 at March 31, 2019 as compared to $1,131,000 at December 31, 2018. The increase is from a $100,000 increase in accrued salaries due to accruing ten days at March 31, 2019 as compared to six days at December 31, 2018, a $36,000 increase in accrued paid time off due to fewer vacation days taken in the first quarter of 2019, and an $8,000 increase in other accrued expense accounts.

Notes Payable

Notes payables decreased 71% or $40,000 to $16,000 at March 31, 2019 as compared to $56,000 at December 31, 2018. The decrease in notes payable can be attributed to payments made on financing contracts of $40,000.

Finance Lease

Finance lease obligations decreased 6%, or $9,000, to $135,000 as of March 31, 2019 as compared to $144,000 at December 31, 2018. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $9,000.

Operating Lease Liabilities

Operating lease liabilities increased $1,031,000 to $1,031,000 at March 31, 2019 as compared to $0 at December 31, 2018. The increase is related to the adoption of ASC 842, Leases.

Contract Liabilities

Contract liabilities increased 10% or $101,000 to $1,164,000 at March 31, 2019 as compared to $1,063,000 at December 31, 2018. The increase is primarily due to an increase in sales, resulting in an increase in customer down payments. First quarter was a record sales quarter, with March being the second highest month of sales in Crexendo’s history. Our typical customer installation is complete within 30 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. With increased sales, there was an increased amount of down payments of uninstalled contracts as of March 31, 2019.

Capital

Total stockholders’ equity increased 17% or $330,000, to $2,330,000 as of March 31, 2019 as compared to $2,000,000 at December 31, 2018. The increase in total stockholders’ equity was attributable to net income of $239,000, and an increase in additional paid-in capital of $91,000 for stock options issued to employees.

Off Balance Sheet Arrangements

As of March 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including changes in economic conditions and Internet technologies, interest rate fluctuations, and the factors set forth in the section entitled, “Risk Factors,” under Part I, Item 1A of the 2018 Form 10-K. We also advise readers not to place any undue reliance on the forward-looking statements contained in this Form 10-Q, which reflect our beliefs and expectations only as of the date of this Report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.
Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2018 Form 10-K.

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

Crexendo, Inc.

April 30, 2019	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

April 30, 2019	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer