Form 10-K/A
period 2018-12-31
Crexendo, Inc.
filed 2019-06-25
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Crexendo, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Form 10-K”), filed with the Securities and Exchange Commission on March 5, 2019 (“Original Filing”). The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Amendment No. 1 hereby amends and restates Items 10 through 14 of Part III and updates the Exhibits in Item 15 of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	14
SIGNATURES		15

iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Set forth in the table below are the names, ages and positions of each Director on our Board. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position
Steven G. Mihaylo	75	Chairman of the Board, Chief Executive Officer
Jeffrey P. Bash	77	Director
Anil Puri	69	Director
David Williams	63	Director
Todd Goergen	46	Director

Set forth below is a brief description of the business experience for at least the previous five years of our director:

Steven G. Mihaylo

Mr. Mihaylo was appointed our Chief Executive Officer in 2008 and Chairman of the Board in November 2010. Mr. Mihaylo is the former Chairman and Chief Executive Officer of Inter-Tel, Incorporated (“Inter-Tel”), which he founded in 1969. Mr. Mihaylo led the Inter-Tel revolution from providing business telephone systems to offering complete managed services and software that help businesses facilitate communication and increase customer service and productivity. Before selling Inter-Tel for nearly $750 million in 2007, he grew the business to nearly $500 million in annual revenue. Mr. Mihaylo led the development of Inter-Tel from providing business telephone systems to offering complete managed services and software that helped businesses facilitate communication and increase customer service and productivity. The Board nominated Mr. Mihaylo to the Board in part because he is the Chief Executive Officer of the Company and has more than 40 years of experience in the industry.

Mr. Mihaylo was awarded an honorary PhD from California State University - Fullerton and received a Bachelor of Arts in Business Administration in Accounting & Finance from California State University, Fullerton in 1969. Mr. Mihaylo has served on boards of numerous community organizations including the Arizona Heart Foundation, Junior Achievement of Arizona, Arizona Museum of Science and Technology and the Arizona State University College of Business Dean’s Council of 100. Committed to education, Mr. Mihaylo is involved with the Karl Eller College of Management at the University of Arizona and has served on the advisory board of Junior Achievement of Central Arizona for over 25 years, as a member of the board of directors, as well as being a member of the Big Bear High School Education Foundation, and is on the Dean’s Advisory Board of California State University - Fullerton.

David Williams

Mr. Williams has been a director of the company since May 2008.  Since 2008, Mr. Williams has served as the Chairman and Chief Executive Officer at Equity Capital Management Corp, which provides asset management, and tax oriented consulting and financing for real estate investors.  In addition, Mr. Williams serves as Counsel and Chief Financial Officer of Pacific Equities Capital Management Corporation, a real estate holding company.  From 1996 to 2008, Mr. Williams acted as an independent consultant in taxation, real estate transactions and venture capital. Mr. Williams served as Chief Financial Officer and tax counsel at Wilshire Equities Corp., from 1987 to 1990 and as President from 1990 to 1996. From 1980 to 1987, Mr. Williams rose from a junior staff member to director position at Arthur Young & Co., a public accounting firm.  The Board recognizes Mr. Williams' business, finance and tax experience and values his contributions to Board discussions and to the Company.  Mr. Williams is a certified public accountant in California, Nevada and Washington, and holds a juris doctorate degree in law from the McGeorge Law School of University of the Pacific. Mr. Williams graduated from Stanford University with a Master of Science degree in engineering finance and a Bachelor of Science degree in biological science with honors.

Todd A. Goergen

Mr. Goergen is Founder and Managing Partner of The Ropart Asset Management Funds and serves on the Investment Committee of Ropart Investments, LLC.  Mr. Goergen's primary responsibilities include the management of the private equity portfolio, assisting in asset allocation and oversight of the firm’s outside investment managers.  Additionally, Mr. Goergen has been responsible for many of the firm's strategy decisions including; active versus passive management, impact of investment manager returns and broader investor trends in the alternative investment industry.  Prior to founding the RAM Funds in 2001, Mr. Goergen began his career in Mergers and Acquisitions and corporate finance at Donaldson, Lufkin, and Jenrette ("DLJ"). While at DLJ, Mr. Goergen was involved with over several billion dollars of buy side and sell side transactions.  After DLJ, Mr. Goergen was Director of Mergers and Acquisitions at Blyth, Inc., a leading global designer and marketer of personal and decorative products. Mr. Goergen graduated from Wake Forest University with concentrations in Economics and Political Science.  Mr. Goergen sits on the board of directors for the following firms: Cura, Crexendo and Fragmob; and is an observer on the board of Heal.  Additionally, Mr. Goergen is an active member of U.S. and International Advisory Councils to the Global Leadership Foundation and is an activist in the preservation of African wildlife.  Mr. Goergen is an avid wine enthusiast and has written columns for several magazines.

Jeffrey P. Bash

Mr. Bash has been a long time investor in Crexendo and has extensive investing and corporate finance experience.  From 2008 to the present Bash has also worked as a consultant to the private equity firm, FinTekk AP, LLC of Newport Beach, CA, providing strategic planning, corporate finance, structure, analysis, research and report writing services; including advisory services, as needed, to small private companies.  Since 1996, Bash has been a private investor and advocate for stockholder interests with both managements and Boards.  Prior to 1996, Bash was a Corporate Vice President & Actuary for New York Life Insurance Company, becoming a Fellow of the Society of Actuaries (FSA) from 1970 until his retirement in 1995.  He has also been a Vice President of private, family-owned Richmont Corporation of Dallas, TX, providing corporate finance services.  Mr. Bash received his Bachelor of Arts degree in mathematics from Oberlin College.

Anil Puri

Dr. Anil Puri is director of the Woods Center for Economic Analysis and Forecasting at Cal State Fullerton. He served as provost for the university and dean for the Mihaylo College of Business and Economics. Prior to becoming Dean in 1998, Dr. Puri was department chair and professor of economics at California State University, Fullerton. Dr. Puri is a noted economist and scholar who has served as the Executive Vice President of the Western Economic Association International, the second largest professional association of economists in the United States and is a member of the American Economic Association, and the National Association of Business Economists. Dr. Puri brings to the Board extensive business and financial experience. Dr. Puri has previously served and counseled public boards and he is a panel member of the National Association of Business Economists' Survey of Economic Conditions.

EXECUTIVE OFFICERS

The name, age, position and a brief account of the business experience of each of our executive officers as of December 31, 2018 are set forth below:

Name	Age	Position
Steven G. Mihaylo	75	Chief Executive Officer and Chairman of the Board
Doug Gaylor	53	Chief Operating Officer and President
Ron Vincent	43	Chief Financial Officer

Steven G. Mihaylo

Biographical information for Mr. Mihaylo is set forth above under “Board of Directors”

Doug Gaylor

Mr. Gaylor has served as our President and Chief Operating Officer (COO) since May 2012.  Prior to ascending to the role of President, Mr. Gaylor was Vice President of Sales for the company, a position he held since joining the company in 2009. Mr. Gaylor’s 30+ years in the telecom industry have all been focused on sales, business development, and executive management with publicly held telecommunications companies making him a subject matter expert in UCaaS, call center, and collaboration.

Prior to joining Crexendo, Mr. Gaylor held positions of increasing responsibility, culminating with the position of Sr. Vice President, at Inter-Tel/ Mitel where he was originally hired in 1987. Doug was responsible for overseeing the sales efforts in the Western United States where he was ultimately responsible for the activities of approximately 200 sales representatives. Under his leadership yearly sales for his region reached over $175 million annually. Doug holds a Bachelors of Arts in Communications from the University of Houston. He is an active Board Member for multiple non-profit organizations specializing in education and community support.

Ron Vincent

Mr. Vincent has served as our Chief Financial Officer since April 2012. Prior to joining the Company, Mr. Vincent was employed by Ernst & Young, LLP (EY), as an audit senior manager, which concluded his fourteen year professional career as an auditor. Mr. Vincent received a Bachelor of Science in Business from Indiana University (Bloomington), Kelly School of Business in 1998 and a Master of Business Administration degree from the University of Phoenix. Mr. Vincent is a licensed Certified Public Accountant in the state of Arizona

CORPORATE GOVERNANCE

Board Meetings

During the year ended December 31, 2018, our Board met four times. Each director attended at least 75% of the aggregate of the total number of meetings of our Board and the total number of all meetings held by committees on which he served during the year ended December 31, 2018. All of our directors are invited, but not required, to attend the annual meeting. Our Chairman of the Board and major shareholder, Mr. Mihaylo attended the 2018 annual meeting.

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

Audit Committee

Mr. Williams serves as Chairman of our Audit Committee. Our Audit Committee held four meetings during the year ended December 31, 2018 and operates under a charter adopted by our Board on March 23, 2004 and amended and restated on August 9, 2006. The charter is available on our website at www.crexendo.com. Our Audit Committee is responsible for reviewing and discussing our audited financial statements with management, discussing information with our auditors relating to the auditors' judgments about the quality of our accounting policies and procedures, recommending to our Board that the audited financials be included in our Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

Our Board of Directors has determined that David Williams, Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. No Audit Committee member serves on more than three publicly-traded companies.

Compensation Committee

Mr. Goergen serves as Chairman of our Compensation Committee. The Compensation Committee held two meetings during the year ended December 31, 2018 and evaluates the performance of executives, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.crexendo.com. The Compensation Committee has decision-making authority with respect to the compensation of our named executive officers, including our Chief Executive Officer. The Committee also administers our long-term incentive plans and has decision-making authority with respect to stock option grants to employees.

In carrying out its responsibilities, the Compensation Committee may engage outside consultants as it determines to be appropriate. The Compensation Committee did not retain a compensation consultant during the year ended December 31, 2018.

Nominating Committee

Mr. Bash serves as the Chairman of our Nominating Committee. Our Nominating Committee, which held zero meetings since our last annual meeting, reviews and suggests candidates for election or appointment to our Board, and operates pursuant to our Nominating Committee Charter, a current copy of which is posted on our website at www.crexendo.com. Our Nominating Committee may attempt to recruit persons who possess the appropriate skills and characteristics required of members of our Board. Our Nominating Committee may use any reasonable means for recruitment of potential members including their own expertise or the use of one or more third-party search firms to assist with this purpose.

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

Risk Oversight

In general, our Board, as a whole and also at the committee level, oversees our risk management activities. Our Board annually reviews management’s long-term strategic plan and the annual budget that results from that strategic planning process. Using that information, our Compensation Committee establishes both the short-term and long-term compensation programs that include all our executives (including the named executive officers). These compensation programs are ratified by our Board, as a whole. The compensation programs are designed to focus management on the performance metrics underlying the operations of the Company, while limiting risk exposure to our company. Our Board receives periodic updates from management on the status of our operations and performance (including updates outside of the normal Board meetings). Finally, as noted below, our Board is assisted by our Audit Committee in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices. Thus, in performing its risk oversight our Board establishes the performance metrics, monitors on a timely basis the achievement of those performance metrics, and oversees the mechanisms that report those performance metrics.

Code of Business Conduct

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of this code is posted on our website at www.crexendo.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer, we intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting such information on our website.

Stockholder Communications

Shareholders and other interested parties who wish to communicate with non-management directors of the Company should send their correspondences to: Crexendo Non-Management Directors, Crexendo, Inc., 1615 South 52nd Street, Tempe, Arizona 85281, or by email to nonmanagementdirectors@crexendo.com. All communications are forwarded directly to the appropriate non-management director.

Submission of Security Holder Recommendations for Director Candidates

All security holder recommendations for director candidates must be submitted in writing to the Secretary of our Company, Jeffrey G. Korn, at 1615 South 52nd Street, Tempe, Arizona 85281, who will forward all recommendations to the Nominating Committee. All security holder recommendations for director candidates must be submitted to our company not less than 120 calendar days prior to the date on which the company’s Proxy Statement was released to shareholders in connection with the previous year’s annual meeting of shareholders. All security holder recommendations for director candidates must include (1) the name and address of record of the security holder, (2) a representation that the security holder is a record holder of our security, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b), (2) of the Securities Exchange Act of 1934, (3) the name, age, business and residential address, educational background, public company directorships, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate, (4) a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for directors approved by our Board from time to time, (5) a description of all arrangements or understandings between the security holder and the proposed director candidate, (6) the consent of the proposed director candidate to be named in the proxy statement, to have all required information regarding such director candidate included in the applicable proxy statement, and to serve as a director if elected, and (7) any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the Securities and Exchange Commission.

DIRECTOR COMPENSATION

The annual pay package for non-employee directors is designed to attract and retain highly qualified professionals to represent our shareholders. We also reimburse our directors for travel, lodging and related expenses they incur on company-related business, including Board and committee meetings. In setting director compensation, we consider the amount of time that directors spend in fulfilling their duties to the Company as well as the skill level required by our directors. Directors who are also employees receive no additional compensation for serving on our Board. For the years ended December 31, 2018 and 2017, non-employee director compensation consisted of the following.

Cash Compensation.  For the year ended December 31, 2018, our non-employee directors received quarterly cash compensation of $2,500 per quarter following completion of the quarterly meetings.

Stock Options and Restricted Stock Units. On March 9, 2018, we granted to each non-employee director an option to purchase 10,000 shares of common stock at an exercise price of $2.93, which price was not less than 100% of the fair market value of an underlying share of common stock on the date of grant. Each such option vests in equal monthly installments over 12 months, with the first vesting date being April 9, 2018. In conformity with accounting guidance, the option awards to our non-employee directors were valued using the Black-Scholes option-pricing model on the date of grant, which were valued at $1.93 per share.

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2018:

Director	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Todd Goergen	$10,000	$19,281(2)	$-	$29,281
Jeffrey P. Bash	$10,000	$19,281(4)	$-	$29,281
David Williams	$10,000	$19,281(2)	$-	$29,281
Anil Puri	$10,000	$19,281(3)	$-	$29,281

(1)
The amounts shown in the “Stock Awards” and “Option Awards” column represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019.
(2)
As of December 31, 2018, each of Messrs. Goergen and Williams held unexercised options to purchase an aggregate of 125,000 shares of our common stock.
(3)
As of December 31, 2018, Dr. Puri held unexercised options to purchase an aggregate of 145,000 shares of our common stock.
(4)
As of December 31, 2018, Mr. Bash held unexercised options to purchase an aggregate of 85,000 shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The overall objective of our executive compensation program is to help create long-term value for our shareholders by attracting and retaining talented executives, rewarding superior operating and financial performance, d aligning the long-term interests of our executives with those of our shareholders. Accordingly, our executive compensation program incorporates the following principles:

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

Executive Compensation Procedures

In conjunction with our efforts to achieve the executive compensation objectives and implement the underlying compensation principles described above, we follow the procedures described below:

Role of the Compensation Committee

The Compensation Committee periodically requests and receives survey data from our human resource department on the compensation levels and practices of companies that need executive officers with skills and experience similar to what we require, companies that are in the same or similar industries as us, and companies with market capitalizations and revenues similar to us. The Compensation Committee uses this broad based survey information as a check on whether our compensation packages are consistent with current industry practices and are at a level that will enable us to attract and retain capable executive officers. We did not retain the services of a compensation consulting firm in 2018.

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
Stock Option and Stock Awards

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

Base Pay.  Base salaries of the NEOs are set at levels that the Compensation Committee believes are generally competitive with our market peers so as to attract, reward, and retain executive talent. The Compensation Committee may opt to pay higher or lower amounts depending on individual circumstances. The Compensation Committee sets the base pay of the Chief Executive Officer and the other NEOs. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility, and other factors. The table below summarizes base pay for our NEOs as of December 31, 2018:

Name	Base Pay	Position
Steven G. Mihaylo	$-	Chief Executive Officer and Chairman of the Board
Doug Gaylor	$235,000	Chief Operating Officer and President
Ron Vincent	$172,500	Chief Financial Officer

Stock Option Awards.   The Compensation Committee grants discretionary, long-term equity awards to our NEOs under the Plan. These awards have historically been in the form of stock options. The Compensation Committee believes that stock option awards align the interests of NEOs with the interests of our shareholders and will incentivize the NEOs to provide stockholder value. The Compensation Committee believes that such grants provide long-term performance-based compensation, help retain executives through the vesting periods, and serve to align management and stockholder interests. In making awards under the Plan, the Compensation Committee considers grant size. Options vest only to the extent that the NEO remains a company employee through the applicable vesting dates, typically monthly over three years. We believe the three year vesting schedule assists in retaining executives and encourages the NEOs to focus on long-term performance.

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

In granting stock options to the NEOs, we also consider the impact of the grant on our financial performance, as determined in accordance with accounting guidance. For share-based equity awards, we record expense in accordance with applicable accounting guidance. The amount of expense we record pursuant to accounting guidance may vary from the corresponding compensation value we use in determining the amount of the awards.

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

Compensation of Steven G. Mihaylo, Chief Executive Officer. Mr. Mihaylo is primarily responsible for investor relations activities and the general management of our NEOs. Mr. Mihaylo receives a small base salary to cover health insurance premiums. Mr. Mihaylo does not participate in any non-equity incentive plans, but is eligible to receive stock option awards or other equity compensation. The Compensation Committee believes Mr. Mihaylo’s interests are directly aligned with the interests of our shareholders because of Mr. Mihaylo’s significant equity holdings in our company and his eligibility to participate in stock option awards or other equity compensation similar to Messrs. Gaylor and Vincent.

Compensation of Doug Gaylor, President and Chief Operating Officer. Mr. Gaylor has general responsibility for our operations. Mr. Gaylor receives a base salary similar to the other NEOs. Mr. Gaylor also receives retirement and other personal benefits similar to the other NEOs. Mr. Gaylor receives stock options or other equity compensation similar to Messrs. Mihaylo and Vincent.

Compensation of Ronald Vincent, Chief Financial Officer. Mr. Vincent has general responsibility for our accounting, finance, and human resource functions. Mr. Vincent receives a base salary similar to the other NEOs. Mr. Vincent also receives retirement and other personal benefits similar to the other NEOs. Mr. Vincent receives stock options or other equity compensation similar to Messrs. Gaylor and Mihaylo.

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

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for our executive officers. We do not have a stockholder approved non-equity incentive compensation plan. As a result, all bonus amounts paid to the NEOs do not constitute qualified performance-based compensation for purposes of Code Section 162(m). For the years ended December 31, 2018 and 2017, the compensation paid to the NEOs did not exceed the limitations imposed by Code Section 162(m).

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our NEOs for the year ended December 31, 2018 (marked as “2018” in the year column), and for the year ended December 31, 2017 (marked as “2017” in the year column).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan	All Other Compensation	Total Compensation
Steven Mihaylo (3)	2018	$4,089	$-	$-	$-	$-	$1,260	$5,349
Chief Executive Officer	2017	$8,647	$-	$-	$38,155	$-	$59,020	$105,822

Ronald Vincent (2)	2018	$166,731	$-	$-	$67,484	$-	$13,437	$247,652
Chief Financial Officer	2017	$154,904	$-	$-	$19,078	$-	$12,874	$186,856

Doug Gaylor (2)	2018	$225,385	$-	$-	$86,765	$-	$14,753	$326,903
Chief Operating Officer & President	2017	$206,539	$-	$-	$19,078	$-	$14,579	$240,196

(1)
The amounts shown in the “Stock Awards” and “Option Awards” column represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance.  Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in notes to our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019.
(2)
All other compensation for Messrs. Vincent and Gaylor consists primarily of matching contributions to the 401(k) Plan, automobile allowance, and other miscellaneous benefits, none of which exceeded $10,000.
(3)
All other compensation for Messr. Mihaylo consists of stock option compensation from the exercise of in the money stock options.

Outstanding Equity Awards as of December 31, 2018

The table below provides information on the holdings of stock options by the NEOs as of December 31, 2018.

		Option Awards			Stock Awards
Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)
Steven Mihaylo	100,000	-	$7.69	9/8/2019	-	-
	70,322	-	$3.30	7/16/2020	-	-
	170,000	-	$5.90	5/17/2021	-	-
	191,678	-	$4.08	3/1/2022	-	-
	140,000	-	$3.19	3/4/2021	-	-

Ronald Vincent	25,000	-	$3.55	5/15/2022	-	-
	50,000	-	$2.45	3/18/2023	-	-
	25,000	-	$3.19	3/4/2021	-	-
	75,000	-	$1.85	1/5/2022	-	-
	100,000	-	$1.11	12/31/2022	-	-
	25,000	-	$1.56	3/7/2024	-	-
	8,725	26,275(1)	$2.93	3/9/2025

Doug Gaylor	10,000	-	$7.12	10/26/2019	-	-
	10,000	-	$3.30	7/16/2020	-	-
	25,000	-	$5.90	5/17/2021	-	-
	25,000	-	$4.08	3/1/2022	-	-
	50,000	-	$3.55	5/15/2022	-	-
	50,000	-	$2.45	3/18/2023	-	-
	40,000	-	$3.19	3/4/2021	-	-
	75,000	-	$1.85	1/5/2022	-	-
	150,000	-	$1.11	12/31/2022	-	-
	25,000	-	$1.56	3/7/2024	-	-
	11,218	33,782(1)	$2.93	3/9/2025

(1)
Remaining unexercisable options vest ratably on a monthly basis through March 9, 2021.

Option Exercises and Stock Vested

The following table presents information about the exercise of stock options by NEOs during the years ended December 31, 2018 and 2017.

		Option Awards		Stock Awards
Name	Year	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Steven Mihaylo	2018	3,000	$1,260	-	-
Steven Mihaylo	2017	607,000	$59,020	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2018, the number of shares of our common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group including: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director; (iii) each of our NEO’s; and (iv) all of our current directors and executive officers as a group.

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

Name of Beneficial Owner	Shares Owned	Number of Outstanding Warrants and Options (1)	Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
Steven G. Mihaylo	10,121,162	672,000	10,793,162	71.6%
Todd Goergen	360,000	122,497	482,497	3.3%
Jeffrey Bash	159,992	82,497	242,489	1.7%
David Williams	20,000	122,497	142,497	1.0%
Anil Puri	3,501	142,497	145,998	1.0%
Doug Gaylor	3,500	471,218	474,718	3.2%
Ron Vincent	-	308,725	308,725	2.1%
All current directors and executive officers as a group (7 persons)	10,668,155	1,921,931	12,590,086	77.2%

(1)
Reflects warrants or options that will be exercisable or vested, as the case may be, as of December 31, 2018.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based upon 14,394,113 shares of common stock outstanding on December 31, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) for the year ended December 31, 2018 were timely filed.

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

Related Party Sale-Leaseback

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent auditors, our Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable rules of the OTCQX Marketplace: Mr. Goergen, Mr. Bash, Dr. Puri, and Mr. Williams. In making this determination, our Board found that none of the directors had a material or other disqualifying relationship with the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

We have set forth below the aggregate fees paid or accrued for professional services rendered by Urish Popeck during the years ended December 31, 2018 and 2017. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees (1) (audit of our annual financial statements, review of our quarterly financial statements, review of our SEC filings and correspondence with the SEC)	$131,393	$127,356
Tax Fees (2)	50,271	52,501
	$181,664	$179,857

(1)
Audit Fees: Fees paid or accrued for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q, and reviews of our correspondence with the Securities and Exchange Commission.
(2)
Tax Fees: Fees billed for the preparation of federal and state income tax returns and other tax consultation services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.
Financial Statements. See Item 8 – Financial Statements and Supplementary Data included in Original Filing previously filed with the Annual Report on Form 10-K filed with the SEC on March 5, 2019, which is being amended hereby.
2.
The Financial Statement Schedule was filed as part of the Original Filing:

Schedule II – Valuation and Qualifying Accounts

Previously filed with the Annual Report on Form 10-K filed with the SEC on March 5, 2019, which is being amended hereby.

3.
Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger dated February 28, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	14-A	4/30/13
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
10.9	Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/24/14	10.1
10.10	Term Loan Agreement, dated December 31, 2015 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/31/15	10.1
10.11	Amendment to a term Loan Agreement, dated June 28, 2016, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	6/30/16	10.1
10.12	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.13	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.14	Amendment to a term Loan Agreement, dated February 27, 2017, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	2/28/17	10.1
21.1**	Subsidiaries of Crexendo, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1***	Certification Pursuant to 18 U.S.C. Section 1350
32.2***	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.
** Previously filed with the Annual Report on Form 10-K filed with the SEC on March 5, 2019, which is being amended hereby.
***Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 5, 2019, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: June 25, 2019	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer