Form 10-Q
period 2019-06-30
Crexendo, Inc.
filed 2019-08-06
CIK 1075736

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 14,619,002.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,508	$1,849
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $24
as of June 30, 2019 and $14 as of December 31, 2018	517	419
Contract assets	18	12
Inventories	286	270
Equipment financing receivables	99	67
Contract costs	380	371
Prepaid expenses	321	244
Income tax receivable	7	1
Total current assets	4,236	3,333

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of June 30, 2019 and December 31, 2018	7	10
Long-term equipment financing receivables, net	358	184
Property and equipment, net	149	124
Operating lease right-of-use assets	974	-
Intangible assets, net	140	167
Goodwill	272	272
Contract costs, net of current portion	379	342
Other long-term assets	103	117
Total Assets	$6,618	$4,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80	$155
Accrued expenses	1,216	1,131
Finance leases	26	28
Notes payable	7	56
Operating lease liabilities	242	-
Income taxes payable	-	-
Contract liabilities	737	641
Total current liabilities	2,308	2,011

Contract liabilities, net of current portion	442	422
Finance leases, net of current portion	101	116
Operating lease liabilities, net of current portion	732	-
Total liabilities	3,583	2,549

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,581,484 shares issued and outstanding as of June 30, 2019 and 14,394,113 shares issued
and outstanding as of December 31, 2018	15	14
Additional paid-in capital	61,610	61,153
Accumulated deficit	(58,590)	(59,167)
Total stockholders' equity	3,035	2,000

Total Liabilities and Stockholders' Equity	$6,618	$4,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service revenue	$3,147	$2,540	$6,155	$4,982
Product revenue	467	437	951	803
Total revenue	3,614	2,977	7,106	5,785

Operating expenses:
Cost of service revenue	874	731	1,751	1,460
Cost of product revenue	243	201	492	388
Selling and marketing	963	767	1,862	1,596
General and administrative	997	1,034	2,011	1,979
Research and development	197	194	409	375
Total operating expenses	3,274	2,927	6,525	5,798

Income/(loss) from operations	340	50	581	(13)

Other income/(expense):
Interest income	2	2	3	4
Interest expense	(3)	(2)	(8)	(3)
Other income, net	3	-	8	3
Total other income, net	2	-	3	4

Income/(loss) before income tax	342	50	584	(9)

Income tax provision	(4)	(3)	(7)	(7)

Net income/(loss)	$338	$47	$577	$(16)

Earnings/(loss) per common share:
Basic	$0.02	$0.00	$0.04	$(0.00)
Diluted	$0.02	$0.00	$0.04	$(0.00)

Weighted-average common shares outstanding:
Basic	14,462,722	14,299,638	14,428,694	14,293,658
Diluted	15,508,570	15,147,255	15,339,404	14,293,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share data)

	For the Six Month Period Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	TotalStockholders' Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330
Share-based compensation	-	-	95	-	95
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	177,379	1	271	-	272
Net income	-	-	-	338	338
Balance, June 30, 2019	14,581,484	$15	$61,610	$(58,590)	$3,035

	For the Six Month Period Ended June 30, 2018
	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	62	-	62
Issuance of common stock for exercise of stock options	1,100	-	2	-	2
Net loss	-	-	-	(63)	(63)
Balance, March 31, 2018	14,288,656	$14	$60,624	$(59,007)	$1,631
Share-based compensation	-	-	113	-	113
Issuance of common stock for exercise of stock options	19,813	-	28	-	28
Net income	-	-	-	47	47
Balance, June 30, 2018	14,308,469	$14	$60,765	$(58,960)	$1,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$577	$(16)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	44	40
Share-based compensation	186	175
Changes in assets and liabilities:
Trade receivables	(95)	(8)
Contract assets	(6)	(8)
Equipment financing receivables	(206)	(4)
Inventories	(16)	(263)
Contract costs	(46)	7
Prepaid expenses	(77)	(58)
Income tax receivable	(6)	(5)
Other assets	14	13
Accounts payable and accrued expenses	10	76
Contract liabilities	116	19
Net cash provided by/(used for) operating activities	495	(32)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(42)	(136)
Net cash used for investing activities	(42)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(17)	-
Proceeds from notes payable	-	267
Repayments made on notes payable	(49)	(71)
Proceeds from exercise of options	272	30
Net cash provided by financing activities	206	226

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	659	58

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,949	1,382

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$2,608	$1,440

Cash used during the year for:
Income taxes, net	$(12)	$(12)
Interest expense	(8)	(3)
Supplemental disclosure of non-cash investing and financing information:

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

 Cash and Cash Equivalents - We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $2,361,000 and $1,645,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of June 30, 2019 and December 31, 2018, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2019 and December 31, 2018, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$2,508,000	$1,340,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$2,608,000	$1,440,000

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

Contract Costs - Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $759,000 and $713,000 at June 30, 2019 and December 31, 2018, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2019 and 2018, the Company amortized $134,000 and $115,000 respectively, and there was no impairment loss in relation to the costs capitalized. During the six months ended June 30, 2019 and 2018, the Company amortized $249,000 and $227,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment - Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $8,000 and $3,000 for the three months ended June 30, 2019 and 2018, respectively and $17,000 and $4,000 for the six months ended June 30, 2019 and 2018, respectively. Depreciable lives by asset group are as follows:

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

Intangible Assets - Our intangible assets consist of customer relationships. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates - In preparing the condensed consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, recoverability of long-lived assets and product warranty liabilities.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

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

Cost of Service Revenue – Cost of service includes Cloud Telecommunications and Web Services cost of service revenue. Cloud Telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and broadband Internet providers, costs of other third-party services we resell, personnel and travel expenses related to system implementation, and customer service. Web Services cost of service revenue consists primarily of customer service costs and outsourcing fees related to fulfillment of our professional web management services.

Cost of Product Revenue – Cost of product revenue primarily consists of the costs associated with the purchase of desktop devices and other third-party equipment we purchase for resale.

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three and six months ended June 30, 2019 and 2018.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2019 and 2018. One telecommunications services customer accounted for 14% of our total trade accounts receivable as of June 30, 2019, and no customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new accounting standards effective January 1, 2018. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the three months ended June 30, 2019 and 2018. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

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

Broadband Internet Access – Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Broadband Internet access services are billed and paid on a monthly basis.

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

Professional Website Management Service and Other– Fees generated from reselling professional website management services are recognized as revenue net of the costs charged by the third-party service providers. Professional website management services are billed and paid on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended June 30, 2019
(In thousands)
	CloudTelecommunications Segment	Web Services Segment	TotalReportable Segments
Major products/services lines
Desktop devices	$467	$-	$467
Equipment financing revenue	27	-	27
Telecommunications services	2,629	-	2,629
Fees, commissions, and other, recognized over time	208	-	208
One time fees, commissions and other	118	-	118
Website hosting services	-	152	152
Website management services and other	-	13	13
	$3,449	$165	$3,614
Timing of revenue recognition
Products and fees recognized at a point in time	$585	$-	$585
Services and fees transferred over time	2,864	165	3,029
	$3,449	$165	$3,614

Three Months Ended June 30, 2018
(In thousands)
	CloudTelecommunications Segment	Web Services Segment	TotalReportable Segments
Major products/services lines
Desktop devices	$437	$-	$437
Equipment financing revenue	28	-	28
Telecommunications services	2,127	-	2,127
Fees, commissions, and other, recognized over time	149	-	149
One time fees, commissions and other	28	-	28
Website hosting services	-	181	181
Website management services and other	-	27	27
	$2,769	$208	$2,977
Timing of revenue recognition
Products and fees recognized at a point in time	$465	$-	$465
Services and fees transferred over time	2,304	208	2,512
	$2,769	$208	$2,977

Six Months Ended June 30, 2019
(In thousands)
	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$951	$-	$951
Equipment financing revenue	49	-	49
Telecommunications services	5,136	-	5,136
Fees, commissions, and other, recognized over time	399	-	399
One time fees, commissions and other	228	-	228
Website hosting services	-	298	298
Website management services and other	-	45	45
	$6,763	$343	$7,106
Timing of revenue recognition
Products and fees recognized at a point in time	$1,179	$-	$1,179
Services and fees transferred over time	5,584	343	5,927
	$6,763	$343	$7,106

Six Months Ended June 30, 2018
(In thousands)
	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$803	$-	$803
Equipment financing revenue	59	-	59
Telecommunications services	4,169	-	4,169
Fees, commissions, and other, recognized over time	286	-	286
One time fees, commissions and other	35	-	35
Website hosting services	-	385	385
Website management services and other	-	48	48
	$5,352	$433	$5,785
Timing of revenue recognition
Products and fees recognized at a point in time	$838	$-	$838
Services and fees transferred over time	4,514	433	4,947
	$5,352	$433	$5,785

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2019	December 31, 2018
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$524	$429
Contract assets	18	12
Contract liabilities	1,179	1,063

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended		For the Year Ended
(In thousands)	June 30, 2019		December 31, 2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(760)	$-	$(837)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	876	-	912
Transferred to receivables from contract assets recognized at the beginning of the period	(3)	-	(2)	-
Increase due to additional unamortized discounts	9	-	11	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Desktop devices	$122	-	-	-	-	-	$122
Telecommunications service	$5,030	7,939	5,853	3,766	1,793	269	$24,650
All consideration from contracts with customers is included in the amounts presented above

4.
Earnings/(Loss) Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the six months ended June 30, 2018 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income/(loss) (in thousands) (A)	$338	$47	$577	$(16)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	14,462,722	14,299,638	14,428,694	14,293,658
Dilutive effect of stock-based awards	1,045,848	847,617	910,710	-
Diluted weighted-average outstanding shares of common stock (C)	15,508,570	15,147,255	15,339,404	14,293,658

Earnings/(loss) per common share:
Basic (A/B)	$0.02	$0.00	$0.04	$(0.00)
Diluted (A/C)	$0.02	$0.00	$0.04	$(0.00)

For the three and six months ended June 30, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income/(loss) income per share because including them would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	1,314,310	1,600,192	1,676,666	1,492,329

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables and residual Extended Payment Term Agreements (“EPTAs”) sold prior to July 2011.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	June 30, 2019	December 31, 2018
Gross trade receivables	$548	$443
Less: allowance for doubtful accounts	(24)	(14)
Trade receivables, net	$524	$429

Current trade receivables, net	$517	$419
Long-term trade receivables, net	7	10
Trade receivables, net	$524	$429

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid corporate insurance	$107	$43
Prepaid software services and support	121	37
Prepaid tax liability deposit	45	48
Prepaid inventory deposits	-	61
Other prepaid expenses	48	55
Total prepaid expenses	$321	$244

7.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer relationships	$941	$941
Less: accumulated amortization	(801)	(774)
Total	$140	$167

Amortization expense is included in general and administrative expenses and totaled $13,000 and $18,000 for the three months ended June 30, 2019 and 2018, respectively, and $27,000 and $36,000 for the six months ended June 30, 2019 and 2018, respectively.

8.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued wages and benefits	$297	$301
Accrued accounts payable	326	243
Accrued sales and telecommunication taxes	505	480
Product warranty liability	15	16
Other	73	91
Total accrued expenses	$1,216	$1,131

The changes in aggregate product warranty liabilities for the year ended December 31, 2018 and six months ended June 30, 2019 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2018	$-
Accrual for warranties	31
Warranty settlements	(15)
Balance at December 31, 2018	16
Accrual for warranties	10
Warranty settlements	(11)
Balance at June 30, 2019	$15

Product warranty expense is included in cost of product revenue expense and totaled $5,000 and $5,000 for the three months ended June 30, 2019 and 2018, respectively, and $10,000 and $9,000 for the six months ended June 30, 2019 and 2018, respectively.

9.
Notes Payable

Notes payable consists of short and long-term financing arrangements for software licenses, subscriptions, support, corporate insurance policies, and other. The Company’s outstanding balances under its note payable agreements were $7,000 and $56,000 as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2019 remaining	$7
Total	$7

10.
Fair Value Measurements

We have financial instruments as of June 30, 2019 and December 31, 2018 for which the fair value is summarized below (in thousands):
	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$524	$524	$429	$429
Equipment financing receivables	457	457	251	251
Liabilities:
Finance lease obligations	$127	$127	$144	$144
Notes payable	7	7	56	56

11.
Income Taxes

Our effective tax rate for the three months ended June 30, 2019 and 2018 was 0.9% and 6.0%, respectively, which resulted in an income tax provision of $(4,000) and $(3,000), respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 1.1% and (77.8)%, respectively, which resulted in an income tax provision of $(7,000) and $(7,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

We lease the corporate office space in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There is a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we are reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended June 30, 2019 and 2018 was $58,000 and $0, respectively, and for the six months ended June 30, 2019 and 2018 was $115,000 and $0, respectively. Rental expense incurred on operating leases for the three months ended June 30, 2019 and 2018 was approximately $75,000 and $80,000, respectively, and for the six months ended June 30, 2019 and 2018 was approximately $150,000 and $160,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $127,000 and $0 as of June 30, 2019 and 2018, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of June 30, 2019 and 2018, respectively. Related accumulated depreciation totaled $28,000 and $2,000 as of June 30, 2019 and 2018, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $4,000 for the three months ended June 30, 2019 and 2018, respectively, and $4,000 and $4,000 for the six months ended June 30, 2019 and 2018, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $2,000 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $5,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2019 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 remaining	$150	$15
2020	301	37
2021	300	36
2022	300	37
2023	50	21
Total minimum lease payments	1,101	146
Less: amount representing interest	(127)	(19)
Present value of minimum lease payments	$974	$127

Lease term and discount rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	4.0
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150
Operating cash flows from finance leases	5
Financing cash flows from finance leases	17

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

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	June 30, 2019	December 31, 2018
Gross financing receivables	$693	$392
Less unearned income	(236)	(141)
Financing receivables, net	457	251
Less: Current portion of finance receivables, net	(99)	(67)
Finance receivables due after one year	$358	$184

Future minimum lease payments as of June 30, 2019, consisted of the following:

Year ending December 31,	Lease Receivables
2019 remaining	$103
2020	191
2021	179
2022	123
2023	84
2024	13
Gross equipment financing receivables	693
Less: unearned income	(236)
Equipment financing receivables, net	$457

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Cloud telecommunications	$3,449	$2,769	$6,763	$5,352
Web services	165	208	343	433
Consolidated revenue	3,614	2,977	7,106	5,785

Income/(loss) from operations:
Cloud telecommunications	253	(56)	416	(244)
Web services	87	106	165	231
Total operating income/(loss)	340	50	581	(13)
Other income/(expense), net:
Cloud telecommunications	(1)	3	(4)	7
Web services	3	(3)	7	(3)
Total other income, net	2	-	3	4
Income/(loss) before income tax provision:
Cloud telecommunications	252	(53)	412	(237)
Web services	90	103	172	228
Income/(loss) before income tax provision	$342	$50	$584	$(9)

Depreciation and amortization was $21,000 and $19,000 for the Cloud Telecommunications segment for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization was $42,000 and $37,000 for the Cloud Telecommunications segment for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization was $1,000 and $2,000 for the Web Services segment for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization was $2,000 and $3,000 for the Web Services segment for the six months ended June 30, 2019 and 2018, respectively.

Interest income was $2,000 and $2,000 for the Web Services segment for the three months ended June 30, 2019 and 2018, respectively. Interest income was $3,000 and $4,000 for the Web Services segment for the six months ended June 30, 2019 and 2018, respectively.

Interest expense was $3,000 and $2,000 for the Cloud Telecommunications segment for the three months ended June 30, 2019 and 2018, respectively. Interest expense was $8,000 and $3,000 for the Cloud Telecommunications segment for the six months ended June 30, 2019 and 2018, respectively.

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

Our Cloud Telecommunications service revenue increased 28% or $650,000 to $2,982,000 for the three months ended June 30, 2019 as compared to $2,332,000 for the three months ended June 30, 2018. Cloud Telecommunications service revenue increased 28% or $1,263,000 to $5,812,000 for the six months ended June 30, 2019 as compared to $4,549,000 for the six months ended June 30, 2018. Our Cloud Telecommunications product revenue increased 7% or $30,000 to $467,000 for the three months ended June 30, 2019 as compared to $437,000 for the three months ended June 30, 2018. Cloud Telecommunications product revenue increased 18% or $148,000 to $951,000 for the six months ended June 30, 2019, as compared to $803,000 for the six months ended June 30, 2018. As of June 30, 2019 and 2018, our backlog was $24,772,000 and $20,774,000 respectively.

Web Services - We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 21% or $43,000 to $165,000 for the three months ended June 30, 2019 as compared to $208,000 for the three months ended June 30, 2018. Our Web Services revenue decreased 21% or $90,000 to $343,000 for the six months ended June 30, 2019 as compared to $433,000 for the six months ended June 30, 2018.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service revenue	$3,147	$2,540	$6,155	$4,982
Product revenue	467	437	951	803
Total revenue	$3,614	$2,977	$7,106	$5,785
Income/(loss) before income taxes	342	50	584	(9)
Income tax provision	(4)	(3)	(7)	(7)
Net income/(loss)	338	47	577	(16)
Basic earnings/(loss) per share	$0.02	$0.00	$0.04	$(0.00)
Diluted earnings/(loss) per share	$0.02	$0.00	$0.04	$(0.00)

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 24% or $607,000, to $3,147,000 for the three months ended June 30, 2019 as compared to $2,540,000 for the three months ended June 30, 2018. Cloud Telecommunications service revenue increased 28% or $650,000, to $2,982,000 for the three months ended June 30, 2019 as compared to $2,332,000 for the three months ended June 30, 2018. Web service revenue decreased 21% or $43,000, to $165,000 for the three months ended June 30, 2019 as compared to $208,000 for the three months ended June 30, 2018.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 7% or $30,000, to $467,000 for the three months ended June 30, 2019 as compared to $437,000 for the three months ended June 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income tax increased 584% or $292,000, to $342,000 for the three months ended June 30, 2019 as compared to $50,000 for the three months ended June 30, 2018. The increase in income before income tax is primarily due to the increase in revenue of $637,000, and an increase in other income of $2,000, offset by an increase in operating expenses of $347,000.

Income Tax Provision

We had an income tax provision of $4,000 for the three months ended June 30, 2019 compared to an income tax provision of $3,000 for the three months ended June 30, 2018. We had pre-tax income for the three months ended June 30, 2019 and 2018 of $342,000 and $50,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 24% or $1,173,000, to $6,155,000 for the six months ended June 30, 2019 as compared to $4,982,000 for the six months ended June 30, 2018. Cloud Telecommunications service revenue increased 28% or $1,263,000, to $5,812,000 for the six months ended June 30, 2019 as compared to $4,549,000 for the six months ended June 30, 2018. Web service revenue decreased 21% or $90,000, to $343,000 for the six months ended June 30, 2019 as compared to $433,000 for the six months ended June 30, 2018.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 18% or $148,000, to $951,000 for the six months ended June 30, 2019 as compared to $803,000 for the six months ended June 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income/(Loss) Before Income Taxes

Income/(loss) before income tax increased 6,589% or $593,000, to $584,000 income before income tax for the six months ended June 30, 2019 as compared to loss before income tax of ($9,000) for the six months ended June 30, 2018. The increase in income before income tax is primarily due to the increase in revenue of $1,321,000, offset by an increase in operating expenses of $727,000 and a decrease in other income of $1,000.

Income Tax Provision

We had an income tax provision of $7,000 for the six months ended June 30, 2019 compared to an income tax provision of $7,000 for the six months ended June 30, 2018. We had pre-tax income for the six months ended June 30, 2019 of $584,000 and pre-tax loss for the six months ended June 30, 2018 of ($9,000), respectively, and a full valuation allowance on all of our deferred tax assets for the six months ended June 30, 2019 and 2018.

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

In our August 6, 2019 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$338	$47	$577	$(16)
Share-based compensation	95	113	186	175
Amortization of intangible assets	14	18	27	36
Non-GAAP net income	$447	$178	$790	$195

Non-GAAP earnings per common share:
Basic	$0.03	$0.01	$0.05	$0.01
Diluted	$0.03	$0.01	$0.05	$0.01

Weighted-average common shares outstanding:
Basic	14,462,722	14,299,638	14,428,694	14,293,658
Diluted	15,508,570	15,147,255	15,339,404	15,181,564

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$338	$47	$577	$(16)
Depreciation and amortization	22	21	44	40
Interest expense	3	2	8	3
Interest and other income	(5)	(2)	(11)	(7)
Income tax provision	4	3	7	7
EBITDA	362	71	625	27
Share-based compensation	95	113	186	175
Adjusted EBITDA	$457	$184	$811	$202

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications	2019	2018	2019	2018
Service revenue	$2,982	$2,332	$5,812	$4,549
Product revenue	467	437	951	803
Total revenue	3,449	2,769	6,763	5,352
Operating expenses:
Cost of service revenue	861	704	1,704	1,412
Cost of product revenue	243	201	492	388
Research and development	187	188	393	363
Selling and marketing	963	767	1,862	1,596
General and administrative	942	965	1,896	1,837
Total operating expenses	3,196	2,825	6,347	5,596
Operating income/(loss)	253	(56)	416	(244)
Other income/(expense)	(1)	3	(4)	7
Income/(loss) before tax provision	$252	$(53)	$412	$(237)

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 28% or $650,000, to $2,982,000 for the three months ended June 30, 2019 as compared to $2,332,000 for the three months ended June 30, 2018. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $620,000 and an increase in professional installation revenue of $31,000, offset by a decrease in sales-type lease interest of $1,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 7% or $30,000, to $467,000 for the three months ended June 30, 2019 as compared to $437,000 for the three months ended June 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2019 and 2018. Backlog increased 19% or $3,998,000 to $24,772,000 as of June 30, 2019 as compared to $20,774,000 as of June 30, 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2019 and 2018, and June 30, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2019	$24,226
Cloud Telecommunications backlog as of June 30, 2019	$24,772

Cloud Telecommunications backlog as of April 1, 2018	$20,715
Cloud Telecommunications backlog as of June 30, 2018	$20,774

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 22% or $157,000, to $861,000 for the three months ended June 30, 2019 as compared to $704,000 for the three months ended June 30, 2018. The increase in cost of service revenue was primarily due to an increase in salaries and benefits of $53,000 from an increase in headcount, an increase in costs related to installations of $48,000, an increase in bandwidth costs of $31,000, an increase in credit card processing fees of $17,000, an increase in freight of $5,000, an increase in project management software costs of $4,000, and an increase in other customer support costs of $4,000, offset by a decrease in share-based compensation of $5,000. These increases are directly related to the growth in monthly recurring and professional installation revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 21% or $42,000, to $243,000 for the three months ended June 30, 2019 as compared to $201,000 for the three months ended June 30, 2018. The increase is primarily due to the increase in product sales and an increase in desktop phone device costs driven by increased material costs and increased shipping costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses decreased 1% or $1,000, to $187,000 for the three months ended June 30, 2019 as compared to $188,000 for the three months ended June 30, 2018. The decrease is primarily due to a decrease in salaries and benefits of $6,000 and a decrease in share-based compensation of $6,000, offset by an increase in costs for the maintenance of our customer user interface and an Android mobile phone application of $11,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 26% or $196,000, to $963,000 for the three months ended June 30, 2019 as compared to $767,000 for the three months ended June 30, 2018. The increase in selling and marketing expense is due to an increase in commission expense of $119,000 directly related to an increase in revenue, an increase in salary and benefits of $57,000, an increase in marketing expense of $21,000, an increase in lead generation expense of $16,000, and an increase in travel expense of $4,000, offset by a decrease in share-based compensation of $11,000 and a decrease in other sales and marketing expenses of $10,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations expenses, and other administrative corporate expenses. General and administrative expenses decreased 2% or $23,000, to $942,000 for the three months ended June 30, 2019 as compared to $965,000 for the three months ended June 30, 2018. Consolidated general and administrative expenses decreased 4%, or $37,000 to $997,000 for the three months ended June 30, 2019 as compared to $1,034,000 for the three months ended June 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The decrease in consolidated general and administrative expenses is primarily due to a decrease in accounting and legal professional services expense of $25,000, a decrease in tooling relocation expense of $19,000, a decrease in equipment purchases of $15,000, a decrease in investor relations expense of $11,000, and a decrease in rent expense of $5,000 due to the completion of a lease, offset by an increase in administrative salaries and benefits of $23,000, an increase in share-based compensation of $6,000, an increase in other administrative corporate expenses of $6,000, and an increase in software expense of $3,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other income decreased 133% or $4,000, to net other expense of ($1,000) for the three months ended June 30, 2019 as compared to other income of $3,000 for the three months ended June 30, 2018. The decrease in other income is due to a decrease in sub-lease rental income of $4,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 28% or $1,263,000, to $5,812,000 for the six months ended June 30, 2019 as compared to $4,549,000 for the six months ended June 30, 2018. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $1,151,000, and an increase in professional installation revenue of $122,000, offset by a decrease in sales-type lease interest of $10,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 18% or $148,000, to $951,000 for the six months ended June 30, 2019 as compared to $803,000 for the six months ended June 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2019 and 2018. Backlog increased 19% or $3,998,000 to $24,772,000 as of June 30, 2019 as compared to $20,774,000 as of June 30, 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2019 and 2018, and June 30, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of June 30, 2019	$24,772

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of June 30, 2018	$20,774

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 21% or $292,000, to $1,704,000 for the six months ended June 30, 2019 as compared to $1,412,000 for the six months ended June 30, 2018. The increase in cost of service revenue is due to an increase in costs related to installations of $107,000, an increase in salaries and benefits of $96,000 due to an increase in customer service headcount, an increase in bandwidth costs of $46,000, an increase in credit card processing fees of $29,000, an increase in freight of $10,000, an increase in project management software costs of $6,000, and an increase in other customer support costs of $6,000, offset by a decrease in share-based compensation of $8,000. These increases are directly related to the growth in monthly recurring and professional installation revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 27% or $104,000, to $492,000 for the six months ended June 30, 2019 as compared to $388,000 for the six months ended June 30, 2018. The increase is primarily due to the increase in product sales and an increase in desktop phone device costs driven by increased material costs and increased shipping costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. Research and development expenses increased 8% or $30,000, to $393,000 for the six months ended June 30, 2019 as compared to $363,000 for the six months ended June 30, 2018. The increase is primarily due to an increase in costs for the maintenance of our customer user interface and an Android mobile phone application of $40,000, offset by a decrease in share-based compensation of $8,000 and a decrease in equipment purchases costs of $2,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 17% or $266,000, to $1,862,000 for the six months ended June 30, 2019 as compared to $1,596,000 for the six months ended June 30, 2018. The increase in selling and marketing expense is due to an increase in commission expense of $205,000 directly related to an increase in revenue, an increase in lead generation expense of $41,000, an increase in marketing expense of $31,000, and an increase in salary and benefits of $24,000, offset by a decrease in travel expense of $13,000, a decrease in share-based compensation of $12,000, and a decrease in other sales and marketing expenses of $10,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations expenses, and other administrative corporate expenses.  General and administrative expenses increased 3% or $59,000, to $1,896,000 for the six months ended June 30, 2019 as compared to $1,837,000 for the six months ended June 30, 2018.  Consolidated general and administrative expenses increased 2%, or $32,000 to $2,011,000 for the six months ended June 30, 2019 as compared to $1,979,000 for the six months ended June 30, 2018.  As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  Therefore, we will discuss changes in our consolidated general and administrative expenses.  The increase in consolidated general and administrative expenses is primarily due to an increase in share-based compensation of $43,000, an increase in administrative salaries and benefits of $30,000, an increase in software expense of $14,000, an increase in other administrative corporate expenses of $11,000, and an increase in depreciation and amortization of $4,000, offset by a decrease in accounting and legal professional services expense of $25,000, a decrease in tooling relocation expense of $19,000, a decrease in investor relations expense of $16,000, and a decrease in rent expense of $10,000 due to the completion of a lease.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income. Net other income decreased 157% or $11,000, to ($4,000) of net other expense for the six months ended June 30, 2019 as compared to net other income of $7,000 for the six months ended June 30, 2018. The decrease in other income is due to a decrease in sub-lease rental income of $8,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018 and an increase in allocated interest expense of $5,000 for interest paid on finance agreements, offset by a $2,000 increase in other income related to credit card rewards.

Operating Results of Web Services segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
Web Services	2019	2018	2019	2018
Service revenue	$165	$208	$343	$433
Operating expenses:
Cost of service revenue	13	27	47	48
Research and development	10	6	16	12
General and administrative	55	69	115	142
Total operating expenses	78	102	178	202
Operating income	87	106	165	231
Other income/(expense)	3	(3)	7	(3)
Income before tax provision	$90	$103	$172	$228

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 21% or $43,000, to $165,000 for the three months ended June 30, 2019 as compared to $208,000 for the three months ended June 30, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $38,000, a decrease of $3,000 in web management professional services, and a $2,000 decrease in EPTA revenue due to a decrease in outstanding receivables.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service salaries and benefits, and credit card processing fees. Cost of service revenue decreased 52% or $14,000, to $13,000 for the three months ended June 30, 2019 as compared to $27,000 for the three months ended June 30, 2018. The decrease in cost of revenue is primarily related to a decrease in customer service salaries and benefits of $13,000 and a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 67% or $4,000, to $10,000 for the three months ended June 30, 2019 as compared to $6,000 for the three months ended June 30, 2018 due to fluctuations in salary and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations expenses, and other administrative corporate expenses.  General and administrative expenses decreased 20% or $14,000, to $55,000 for the three months ended June 30, 2019 as compared to $69,000 for the three months ended June 30, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period. Consolidated general and administrative expenses decreased 4%, or $37,000 to $997,000 for the three months ended June 30, 2019 as compared to $1,034,000 for the three months ended June 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  Therefore, we will discuss changes in our consolidated general and administrative expenses. The decrease in consolidated general and administrative expenses is primarily due to a decrease in accounting and legal professional services expense of $25,000, a decrease in tooling relocation expense of $19,000, a decrease in equipment purchases of $15,000, a decrease in investor relations expense of $11,000, and a decrease in rent expense of $5,000 due to the completion of a lease, offset by an increase in administrative salaries and benefits of $23,000, an increase in share-based compensation of $6,000, an increase in other administrative corporate expenses of $6,000, and an increase in software expense of $3,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated interest expense and sublease rental income. Net other income increased 200% or $6,000, to $3,000 of net other income for the three months ended June 30, 2019 as compared to ($3,000) of net other expense for the three months ended June 30, 2018. The increase is due to a $6,000 increase in net foreign exchange gains.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Service Revenue

Service revenue is generated primarily through website hosting, professional web management services, and extended payment term agreements (EPTAs). Web Services segment revenue decreased 21% or $90,000, to $343,000 for the six months ended June 30, 2019 as compared to $433,000 for the six months ended June 30, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $80,000, a decrease of $6,000 in web management professional services, and a $4,000 decrease in EPTA revenue due to a decrease in outstanding receivables.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue decreased 2% or $1,000, to $47,000 for the six months ended June 30, 2019 as compared to $48,000 for the six months ended June 30, 2018. The decrease in cost of revenue is primarily related to a decrease in credit card fees of $2,000 directly related to the decrease in revenue, offset by an increase in customer service costs of $1,000.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 33% or $4,000, to $16,000 for the six months ended June 30, 2019 as compared to $12,000 for the six months ended June 30, 2018 due to fluctuations in salary and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations expenses, and other administrative corporate expenses.  General and administrative expenses decreased 19% or $27,000, to $115,000 for the six months ended June 30, 2019 as compared to $142,000 for the six months ended June 30, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period. Consolidated general and administrative expenses increased 2%, or $32,000 to $2,011,000 for the six months ended June 30, 2019 as compared to $1,979,000 for the six months ended June 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses.  The increase in consolidated general and administrative expenses is primarily due to an increase in share-based compensation of $43,000, an increase in administrative salaries and benefits of $30,000, an increase in software expense of $14,000, an increase in other administrative corporate expenses of $11,000, and an increase in depreciation and amortization of $4,000, offset by a decrease in accounting and legal professional services expense of $25,000, a decrease in tooling relocation expense of $19,000, a decrease in investor relations expense of $16,000, and a decrease in rent expense of $10,000 due to the completion of a lease.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income from the collection of EPTA receivables, foreign exchange gains or losses, and the allocated portions of interest expense and sublease rental income. Net other income increased 333% or $10,000, to $7,000 of net other income for the six months ended June 30, 2019 as compared to ($3,000) of net other expense for the six months ended June 30, 2018. The increase is due to an increase in net foreign exchange gains of $11,000, offset by a $1,000 decrease in interest income from the collection of EPTAs.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $2,508,000 and $1,849,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Working Capital

Working capital increased 46% or $606,000 to $1,928,000 as of June 30, 2019 as compared to $1,322,000 at December 31, 2018. The increase in working capital was primarily related to an increase in cash and cash equivalents of $659,000, an increase in trade receivables, net of allowance for doubtful accounts of $98,000, an increase in contract assets of $6,000, an increase in inventories of $16,000, an increase in equipment financing receivables of $32,000, an increase in contract costs of $9,000, an increase in prepaid expenses of $77,000, an increase in income tax receivable of $6,000, a decrease in accounts payable of $75,000, a decrease in finance leases, current portion, of $2,000, and a decrease notes payable, current portion, of $49,000, offset by an increase in accrued expenses of $85,000, an increase in operating lease liabilities, current portion, of $242,000, and an increase in contract liabilities, current portion, of $96,000 during the six months ended June 30, 2019.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 34% or $659,000 to $2,608,000 at June 30, 2019 as compared to $1,949,000 at December 31, 2018. During the six months ended June 30, 2019, cash flows for operating activities provided $495,000. Cash flows for financing activities provided $206,000, primarily related to proceeds from the exercise of options of $272,000, offset by repayments of notes payable of $49,000 and repayments of finance leases of $17,000 during the period. During the six months ended June 30, 2019, we used cash flows for investing activities of $42,000 for a new air conditioning unit and down payments for a roof resurfacing project and a new alarm system.

Inventories

Inventories increased 6% or $16,000 to $286,000 at June 30, 2019 as compared to $270,000 at December 31, 2018. Inventory balances fluctuate based on timing of installations and inventory shipments. The increase is due to two large inventory shipments that were received during the six months ended June 30, 2019 offset by increased installations from strong bookings during the first six months of 2019.

Prepaid Expenses

Prepaid expenses increased 32% or $77,000 to $321,000 at June 30, 2019 as compared to $244,000 at December 31, 2018. The increase is from a $70,000 increase in annual software subscriptions, $64,000 is from the annual renewal of corporate insurance policies, and a $4,000 increase in other prepaid expense accounts, offset by a $61,000 decrease in prepaid inventories for prepayments on shipments that will be received in the next 90 days.

Accounts Payable and Accrued Expenses

Accounts payable decreased 48% or $75,000 to $80,000 at June 30, 2019 as compared to $155,000 at December 31, 2018. The aging of accounts payable as of June 30, 2019 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of check processing schedule.

Accrued expenses increased 8% or $85,000 to $1,216,000 at June 30, 2019 as compared to $1,131,000 at December 31, 2018. The increase is from a $25,000 increase in accrued telecommunications and sales tax accrual, a $23,000 increase in accrued paid time off, and a $42,000 increase in accrued partner commissions due to increased bookings from our partner channel, offset by a $5,000 decrease in other accrued expense accounts.

Notes Payable

Notes payables decreased 88% or $49,000 to $7,000 at June 30, 2019 as compared to $56,000 at December 31, 2018. The decrease in notes payable can be attributed to payments made on financing contracts of $49,000 during the period.

Finance Lease

Finance lease obligations decreased 12%, or $17,000, to $127,000 as of June 30, 2019 as compared to $144,000 at December 31, 2018. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $17,000.

Operating Lease Liabilities

Operating lease liabilities increased $974,000 to $974,000 at June 30, 2019 as compared to $0 at December 31, 2018. The increase is related to the adoption of ASC 842, Leases.

Contract Liabilities

Contract liabilities increased 11% or $116,000 to $1,179,000 at June 30, 2019 as compared to $1,063,000 at December 31, 2018. The increase is primarily due to an increase in sales in the first two quarters resulting in an increase in customer down payments. First quarter was a record sales quarter, with March being the second highest month of sales in Crexendo’s history, and this was followed by a strong second quarter. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. With increased sales, there was an increased amount of down payments of uninstalled contracts and other deferred revenue as of June 30, 2019.

Capital

Total stockholders’ equity increased 52% or $1,035,000, to $3,035,000 as of June 30, 2019 as compared to $2,000,000 at December 31, 2018. The increase in total stockholders’ equity was attributable to net income of $577,000, and increases in additional paid-in capital of $272,000 from stock option exercises and $186,000 in share-based compensation for options issued to employees.

Off Balance Sheet Arrangements

As of June 30, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 6, 2019	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 6, 2019	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer