Form 10-Q
period 2019-09-30
Crexendo, Inc.
filed 2019-11-05
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 14,714,576.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,308	$1,849
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $28
as of September 30, 2019 and $14 as of December 31, 2018	434	419
Contract assets	14	12
Inventories	162	270
Equipment financing receivables	126	67
Contract costs	367	371
Prepaid expenses	401	244
Income tax receivable	3	1
Total current assets	4,915	3,333

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of September 30, 2019 and December 31, 2018	6	10
Long-term equipment financing receivables, net	467	184
Property and equipment, net	167	124
Operating lease right-of-use assets	915	-
Intangible assets, net	127	167
Goodwill	272	272
Contract costs, net of current portion	414	342
Other long-term assets	103	117
Total Assets	$7,386	$4,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$92	$155
Accrued expenses	1,418	1,131
Finance leases	29	28
Notes payable	4	56
Operating lease liabilities	247	-
Contract liabilities	764	641
Total current liabilities	2,554	2,011

Contract liabilities, net of current portion	419	422
Finance leases, net of current portion	94	116
Operating lease liabilities, net of current portion	668	-
Total liabilities	3,735	2,549

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,711,474 shares issued and outstanding as of September 30, 2019 and 14,394,113 shares issued
and outstanding as of December 31, 2018	15	14
Additional paid-in capital	61,892	61,153
Accumulated deficit	(58,256)	(59,167)
Total stockholders' equity	3,651	2,000

Total Liabilities and Stockholders' Equity	$7,386	$4,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service revenue	$3,259	$2,712	$9,414	$7,694
Product revenue	343	314	1,294	1,117
Total revenue	3,602	3,026	10,708	8,811

Operating expenses:
Cost of service revenue	836	833	2,587	2,293
Cost of product revenue	172	161	664	549
Selling and marketing	1,003	910	2,865	2,506
General and administrative	1,040	1,101	3,051	3,080
Research and development	215	214	624	589
Total operating expenses	3,266	3,219	9,791	9,017

Income/(loss) from operations	336	(193)	917	(206)

Other income/(expense):
Interest income	1	1	4	5
Interest expense	(1)	(5)	(9)	(8)
Other income/(expense), net	(2)	6	6	9
Total other income/(expense), net	(2)	2	1	6

Income/(loss) before income tax	334	(191)	918	(200)

Income tax provision	-	(8)	(7)	(15)

Net income/(loss)	$334	$(199)	$911	$(215)

Earnings/(loss) per common share:
Basic	$0.02	$(0.01)	$0.06	$(0.02)
Diluted	$0.02	$(0.01)	$0.06	$(0.02)

Weighted-average common shares outstanding:
Basic	14,663,151	14,346,092	14,507,696	14,311,190
Diluted	15,629,647	14,346,092	15,444,063	14,311,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share data)

	For the Nine Month Period Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330
Share-based compensation	-	-	95	-	95
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	177,379	1	271	-	272
Net income	-	-	-	338	338
Balance, June 30, 2019	14,581,484	$15	$61,610	$(58,590)	$3,035
Share-based compensation	-	-	107	-	107
Vesting of restricted stock units	7,496	-	-	-	-
Issuance of common stock for exercise of stock options	122,494	-	175	-	175
Net income	-	-	-	334	334
Balance, September 30, 2019	14,711,474	$15	$61,892	$(58,256)	$3,651

	For the Nine Month Period Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	62	-	62
Issuance of common stock for exercise of stock options	1,100	-	2	-	2
Net loss	-	-	-	(63)	(63)
Balance, March 31, 2018	14,288,656	$14	$60,624	$(59,007)	$1,631
Share-based compensation	-	-	113	-	113
Issuance of common stock for exercise of stock options	19,813	-	28	-	28
Net income	-	-	-	47	47
Balance, June 30, 2018	14,308,469	$14	$60,765	$(58,960)	$1,819
Share-based compensation	-	-	169	-	169
Issuance of common stock for exercise of stock options	85,644	-	125	-	125
Net loss	-	-	-	(199)	(199)
Balance, September 30, 2018	14,394,113	$14	$61,059	$(59,159)	$1,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$911	$(215)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	69	66
Share-based compensation	293	344
Changes in assets and liabilities:
Trade receivables	(11)	11
Contract assets	(2)	(6)
Equipment financing receivables	(342)	(24)
Inventories	108	(162)
Contract costs	(68)	18
Prepaid expenses	(157)	(2)
Income tax receivable	(2)	(2)
Other assets	14	24
Accounts payable and accrued expenses	224	291
Contract liabilities	120	7
Net cash provided by operating activities	1,157	350

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(72)	(136)
Net cash used for investing activities	(72)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	-	154
Repayments made on finance leases	(21)	(4)
Proceeds from notes payable	-	113
Repayments made on notes payable	(52)	(118)
Proceeds from exercise of options	447	155
Net cash provided by financing activities	374	300

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,459	514

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	1,949	1,382

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$3,408	$1,896

Cash used during the year for:
Income taxes, net	$(9)	$(17)
Interest expense	(9)	(8)
Supplemental disclosure of non-cash investing and financing information:

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.
Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is an award-winning premier provider of cloud communications, UCaaS (Unified Communications as a Service), call center, collaboration services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $3,254,000 and $1,645,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of September 30, 2019 and December 31, 2018, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2019 and December 31, 2018, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$3,308	$1,796
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$3,408	$1,896

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $781,000 and $713,000 at September 30, 2019 and December 31, 2018, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2019 and 2018, the Company amortized $127,000 and $125,000 respectively, and there was no impairment loss in relation to the costs capitalized. During the nine months ended September 30, 2019 and 2018, the Company amortized $376,000 and $352,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $12,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively and $29,000 and $12,000 for the nine months ended September 30, 2019 and 2018, respectively. Depreciable lives by asset group are as follows:

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

Intangible Assets – Our intangible assets consist of customer relationships. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates – In preparing the condensed consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, annual incentive bonuses accrual, recoverability of long-lived assets and product warranty liabilities.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Product and Service Revenue Recognition – Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 3.

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

Research and Development – Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Fair Value Measurements – The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. We have placed a full valuation allowance on net deferred tax assets.

Interest and penalties associated with income taxes are classified as income tax expense in the condensed consolidated statements of operations.

Stock-Based Compensation – For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award.  Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three and nine months ended September 30, 2019 and 2018.

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Research and development expenses are allocated to Cloud Telecommunications and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department.  Indirect sales and marketing expenses are allocated to the Cloud Telecommunications and Web Services segments based on level of effort, measured by month-to-date contract bookings.  General and administrative expenses are allocated to both segments based on revenue recognized for each segment. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 90% of our total revenue from customers within North America (United States and Canada) and less than 10% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2019 and 2018. No customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in December 2018, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and in July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) - Targeted Improvements (collectively, “the new lease standard” or “ASC 842”). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. This ASU does not significantly change the previous lease guidance for how a lessee should recognize, measure, and present expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statement of operations or our condensed consolidated statement cash flows.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new accounting standards effective January 1, 2018. Amounts generally described as restricted cash are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities. A reconciliation of cash and cash equivalents and restricted cash presented on the balance sheet to the totals presented in the statement of cash flows as cash, cash equivalents, and restricted cash has been added to the footnote disclosures, see Note 1.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We elected to adopt the standard effective January 1, 2018. The most significant impact of the standard relates to our accounting for incremental costs to obtain a contract and principal versus agent considerations. Specifically, incremental sales leadership commission were expensed immediately rather than ratably over the term of the related contracts. Revenue from the resale of broadband Internet services and professional website management services were recognized on a gross basis as a principal rather than on net basis as an agent. The new standard focuses on control of the specified goods and service as the overarching principle and the Company does not control the delivery of the goods and services. Revenue recognition related to our hardware, telecommunications services and website hosting services remains substantially unchanged.

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

Recently Issued Accounting Pronouncements – In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized in August 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact of this new ASU on our condensed consolidated financial statements.

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

Desktop Devices – Revenue generated from the sale of telecommunications equipment (desktop devices) is recognized when the customer takes possession of the devices and the cloud telecommunications services begin. The Company typically bills and collects the fees for the equipment upon entering into a contract with a customer. Cash receipts are recorded as a contract liability until implementation is complete and the services begin.

Equipment Financing Revenue – Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone desktop devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

Cloud Telecommunications Services – Telecommunication services include voice, data, and collaboration software. The Company recognizes revenue as services are provided in service revenue. Telecommunications services are billed and paid on a monthly basis.

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

Commission Revenue – We have affiliate agreements with third-party entities that are resellers of satellite television services and Internet service providers. We receive commissions when the services are bundled with our offerings and we recognize commission revenue when received.

Web Services Segment

Website Hosting Service – Fees generated from hosting customer websites are recognized as revenue as the services are provided in service revenue. Website hosting services are billed and collected on a monthly basis.

Professional Website Management Service and Other – Fees generated from reselling professional website management services are recognized as revenue net of the costs charged by the third-party service providers. Professional website management services are billed and paid on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended September 30, 2019	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$343	$-	$343
Equipment financing revenue	30	-	30
Telecommunications services	2,813	-	2,813
Fees, commissions, and other, recognized over time	176	-	176
One time fees, commissions and other	81	-	81
Website hosting services	-	146	146
Website management services and other	-	13	13
	$3,443	$159	$3,602
Timing of revenue recognition
Products and fees recognized at a point in time	$424	$-	$424
Services and fees transferred over time	3,019	159	3,178
	$3,443	$159	$3,602

Three Months Ended September 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$314	$-	$314
Equipment financing revenue	24	-	24
Telecommunications services	2,305	-	2,305
Fees, commissions, and other, recognized over time	162	-	162
One time fees, commissions and other	18	-	18
Website hosting services	-	167	167
Website management services and other	-	36	36
	$2,823	$203	$3,026
Timing of revenue recognition
Products and fees recognized at a point in time	$332	$-	$332
Services and fees transferred over time	2,491	203	2,694
	$2,823	$203	$3,026

Nine Months Ended September 30, 2019	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,294	$-	$1,294
Equipment financing revenue	79	-	79
Telecommunications services	7,949	-	7,949
Fees, commissions, and other, recognized over time	575	-	575
One time fees, commissions and other	309	-	309
Website hosting services	-	444	444
Website management services and other	-	58	58
	$10,206	$502	$10,708
Timing of revenue recognition
Products and fees recognized at a point in time	$1,603	$-	$1,603
Services and fees transferred over time	8,603	502	9,105
	$10,206	$502	$10,708

Nine Months Ended Septmeber 30, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,117	$-	$1,117
Equipment financing revenue	83	-	83
Telecommunications services	6,474	-	6,474
Fees, commissions, and other, recognized over time	448	-	448
One time fees, commissions and other	53	-	53
Website hosting services	-	552	552
Website management services and other	-	84	84
	$8,175	$636	$8,811
Timing of revenue recognition
Products and fees recognized at a point in time	$1,170	$-	$1,170
Services and fees transferred over time	7,005	636	7,641
	$8,175	$636	$8,811

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	September 30,	December 31,
(In thousands)	2019	2018
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$440	$429
Contract assets	14	12
Contract liabilities	1,183	1,063

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2019		December 31, 2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(809)	$-	$(837)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	929	-	912
Transferred to receivables from contract assets recognized at the beginning of the period	(11)	-	(2)	-
Increase due to additional unamortized discounts	13	-	11	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Desktop devices	$160	-	-	-	-	-	$160
Telecommunications service	$2,768	8,873	6,465	4,295	2,220	554	$25,175
All consideration from contracts with customers is included in the amounts presented above

4.
Earnings/(Loss) Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and nine months ended September 30, 2018 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income/(loss) (in thousands) (A)	$334	$(199)	$911	$(215)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	14,663,151	14,346,092	14,507,696	14,311,190
Dilutive effect of stock-based awards	966,496	-	936,367	-
Diluted weighted-average outstanding shares of common stock (C)	15,629,647	14,346,092	15,444,063	14,311,190

Earnings/(loss) per common share:
Basic (A/B)	$0.02	$(0.01)	$0.06	$(0.02)
Diluted (A/C)	$0.02	$(0.01)	$0.06	$(0.02)

For the three and nine months ended September 30, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income/(loss) per share because including them would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,271,559	1,852,065	1,662,311	1,564,196

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2019	2018
Gross trade receivables	$468	$443
Less: allowance for doubtful accounts	(28)	(14)
Trade receivables, net	$440	$429

Current trade receivables, net	$434	$419
Long-term trade receivables, net	6	10
Trade receivables, net	$440	$429

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid corporate insurance	$78	$43
Prepaid software services and support	79	37
Prepaid tax liability deposit	-	48
Prepaid inventory deposits	178	61
Other prepaid expenses	66	55
Total prepaid expenses	$401	$244

7.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Customer relationships	$941	$941
Less: accumulated amortization	(814)	(774)
Total	$127	$167

Amortization expense is included in general and administrative expenses and totaled $13,000 and $18,000 for the three months ended September 30, 2019 and 2018, respectively, and $40,000 and $54,000 for the nine months ended September 30, 2019 and 2018, respectively.

8.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued wages and benefits	$413	$301
Accrued accounts payable	316	221
Accrued sales and telecommunication taxes	511	480
Product warranty liability	15	16
Other	163	113
Total accrued expenses	$1,418	$1,131

The changes in aggregate product warranty liabilities for the year ended December 31, 2018 and nine months ended September 30, 2019 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2018	$-
Accrual for warranties	31
Warranty settlements	(15)
Balance at December 31, 2018	16
Accrual for warranties	14
Warranty settlements	(15)
Balance at September 30, 2019	$15

Product warranty expense is included in cost of product revenue and totaled $4,000 and $5,000 for the three months ended September 30, 2019 and 2018, respectively, and $14,000 and $14,000 for the nine months ended September 30, 2019 and 2018, respectively.

9.
Notes Payable

Notes payable consists of short-term financing arrangements for equipment and corporate insurance. The Company’s outstanding balances under its note payable agreements were $4,000 and $56,000 as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2019 remaining	$4
Total	$4

10.
Fair Value Measurements

We have financial instruments as of September 30, 2019 and December 31, 2018 for which the fair value is summarized below (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$440	$440	$429	$429
Equipment financing receivables	593	593	251	251
Liabilities:
Finance lease obligations	$123	$123	$144	$144
Notes payable	4	4	56	56

11.
Income Taxes

Our effective tax rate for the three months ended September 30, 2019 and 2018 was 0.1% and (4.3)%, respectively, which resulted in an income tax provision of $0 and $(8,000), respectively. Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 0.7% and (7.6)%, respectively, which resulted in an income tax provision of $(7,000) and $(15,000), respectively. The tax provision is due to state tax payments made with extensions filed.

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

We lease the corporate office space in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There is a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we are reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended September 30, 2019 and 2018 was $59,000 and $0, respectively, and for the nine months ended September 30, 2019 and 2018 was $174,000 and $0, respectively. Rental expense incurred on operating leases for the three months ended September 30, 2019 and 2018 was approximately $75,000 and $80,000, respectively, and for the nine months ended September 30, 2019 and 2018 was approximately $225,000 and $240,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $123,000 and $144,000 as of September 30, 2019 and December 31, 2018, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of September 30, 2019 and December 31, 2018, respectively. Related accumulated depreciation totaled $34,000 and $15,000 as of September 30, 2019 and December 31, 2018, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively, and $6,000 and $6,000 for the nine months ended September 30, 2019 and 2018, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $1,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively, and $7,000 and $2,000 for the nine months ended September 30, 2019 and 2018, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2019 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 remaining	$75	$9
2020	301	37
2021	300	36
2022	300	37
2023	50	21
Total minimum lease payments	1,026	140
Less: amount representing interest	(111)	(17)
Present value of minimum lease payments	$915	$123

Lease term and discount rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.4
Finance leases	3.8
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225
Operating cash flows from finance leases	7
Financing cash flows from finance leases	21

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

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Gross financing receivables	$905	$392
Less unearned income	(312)	(141)
Financing receivables, net	593	251
Less: Current portion of finance receivables, net	(126)	(67)
Finance receivables due after one year	$467	$184

Future minimum lease payments as of September 30, 2019, consisted of the following:

Year ending December 31,	Lease Receivables
2019 remaining	$64
2020	252
2021	242
2022	180
2023	128
2024	39
Gross equipment financing receivables	905
Less: unearned income	(312)
Equipment financing receivables, net	$593

13.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved.  Under our 2019 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, were determinable based upon two measures of corporate financial performance. For there to be any award to a participant, the following two criterial must be met (a) The revenue for the year ended December 31, 2019 must exceed the budgeted revenue approved by the Board; and (b) adjusted EBITDA must exceeds the budgeted adjusted EBITDA approved by the board. If the requirement of (a) are met there shall be an award pool of fifty (50) percent of the excess above the budgeted adjusted EBITDA, to be allocated to participants based on the participant’s proportionate share. The total maximum amount that may be placed in the pool would be $200,000 (which would require adjusted EBITDA to exceed target by $400,000). Based on our financial performance as of September 30, 2019, it is reasonably possible that the bonus will be payable in whole or in part, however a reasonable estimate of liability cannot be made at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Cloud telecommunications	$3,443	$2,823	$10,206	$8,175
Web services	159	203	502	636
Consolidated revenue	3,602	3,026	10,708	8,811

Income/(loss) from operations:
Cloud telecommunications	276	(284)	692	(528)
Web services	60	91	225	322
Total operating income/(loss)	336	(193)	917	(206)
Other income/(expense), net:
Cloud telecommunications	2	-	(2)	7
Web services	(4)	2	3	(1)
Total other income/(expense), net	(2)	2	1	6
Income/(loss) before income tax provision:
Cloud telecommunications	278	(284)	690	(521)
Web services	56	93	228	321
Income/(loss) before income tax provision	$334	$(191)	$918	$(200)

Depreciation and amortization was $24,000 and $24,000 for the Cloud Telecommunications segment for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization was $66,000 and $61,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization was $1,000 and $2,000 for the Web Services segment for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization was $3,000 and $5,000 for the Web Services segment for the nine months ended September 30, 2019 and 2018, respectively.

Interest income was $1,000 and $1,000 for the Web Services segment for the three months ended September 30, 2019 and 2018, respectively. Interest income was $4,000 and $5,000 for the Web Services segment for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense was $1,000 and $5,000 for the Cloud Telecommunications segment for the three months ended September 30, 2019 and 2018, respectively. Interest expense was $9,000 and $8,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2019 and 2018, respectively.

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

Cloud Telecommunications – Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.

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

Our Cloud Telecommunications service revenue increased 24% or $591,000 to $3,100,000 for the three months ended September 30, 2019 as compared to $2,509,000 for the three months ended September 30, 2018. Cloud Telecommunications service revenue increased 26% or $1,854,000 to $8,912,000 for the nine months ended September 30, 2019 as compared to $7,058,000 for the nine months ended September 30, 2018. Our Cloud Telecommunications product revenue increased 9% or $29,000 to $343,000 for the three months ended September 30, 2019 as compared to $314,000 for the three months ended September 30, 2018. Cloud Telecommunications product revenue increased 16% or $177,000 to $1,294,000 for the nine months ended September 30, 2019, as compared to $1,117,000 for the nine months ended September 30, 2018. As of September 30, 2019 and 2018, our backlog was $25,335,000 and $21,734,000 respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 22% or $44,000 to $159,000 for the three months ended September 30, 2019 as compared to $203,000 for the three months ended September 30, 2018. Our Web Services revenue decreased 21% or $134,000 to $502,000 for the nine months ended September 30, 2019 as compared to $636,000 for the nine months ended September 30, 2018.

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

Cloud Telecommunications – Our cloud telecommunications service offering includes hardware, software, and unified communication solutions for businesses using IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

Website Services – Our website services segment allows businesses to host their websites in our data center for a recurring monthly fee.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service revenue	$3,259	$2,712	$9,414	$7,694
Product revenue	343	314	1,294	1,117
Total revenue	$3,602	$3,026	$10,708	$8,811
Income/(loss) before income taxes	334	(191)	918	(200)
Income tax provision	-	(8)	(7)	(15)
Net income/(loss)	334	(199)	911	(215)
Basic earnings/(loss) per share	$0.02	$(0.01)	$0.06	$(0.02)
Diluted earnings/(loss) per share	$0.02	$(0.01)	$0.06	$(0.02)

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 20% or $547,000, to $3,259,000 for the three months ended September 30, 2019 as compared to $2,712,000 for the three months ended September 30, 2018. Cloud Telecommunications service revenue increased 24% or $591,000, to $3,100,000 for the three months ended September 30, 2019 as compared to $2,509,000 for the three months ended September 30, 2018. Web service revenue decreased 22% or $44,000, to $159,000 for the three months ended September 30, 2019 as compared to $203,000 for the three months ended September 30, 2018.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 9% or $29,000, to $343,000 for the three months ended September 30, 2019 as compared to $314,000 for the three months ended September 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income/(Loss) Before Income Taxes

Income/(loss) before income tax increased 275% or $525,000, to $334,000 for the three months ended September 30, 2019 as compared to loss before income tax of ($191,000) for the three months ended September 30, 2018. The increase in income before income tax is primarily due to the increase in revenue of $576,000, offset by an increase in operating expenses of $47,000 and a decrease in other income of $4,000.

Income Tax Provision

We had an income tax provision of $0 for the three months ended September 30, 2019 compared to an income tax provision of $8,000 for the three months ended September 30, 2018. We had pre-tax income for the three months ended September 30, 2019 of $334,000 and pre-tax loss for the three months ended September 30, 2018 of ($191,000), respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 22% or $1,720,000, to $9,414,000 for the nine months ended September 30, 2019 as compared to $7,694,000 for the nine months ended September 30, 2018. Cloud Telecommunications service revenue increased 26% or $1,854,000, to $8,912,000 for the nine months ended September 30, 2019 as compared to $7,058,000 for the nine months ended September 30, 2018. Web service revenue decreased 21% or $134,000, to $502,000 for the nine months ended September 30, 2019 as compared to $636,000 for the nine months ended September 30, 2018.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 16% or $177,000, to $1,294,000 for the nine months ended September 30, 2019 as compared to $1,117,000 for the nine months ended September 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income/(Loss) Before Income Taxes

Income/(loss) before income tax increased 559% or $1,118,000, to $918,000 income before income tax for the nine months ended September 30, 2019 as compared to loss before income tax of ($200,000) for the nine months ended September 30, 2018. The increase in income before income tax is primarily due to the increase in revenue of $1,897,000, offset by an increase in operating expenses of $774,000 and a decrease in other income of $5,000.

Income Tax Provision

We had an income tax provision of $7,000 for the nine months ended September 30, 2019 compared to an income tax provision of $15,000 for the nine months ended September 30, 2018. We had pre-tax income for the nine months ended September 30, 2019 of $918,000 and pre-tax loss for the nine months ended September 30, 2018 of ($200,000), respectively, and a full valuation allowance on all of our deferred tax assets for the nine months ended September 30, 2019 and 2018.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income (loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income (loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and amortization of intangibles. We define EBITDA as U.S. GAAP net income (loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, and rent expense paid with stock. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our November 5, 2019 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$334	$(199)	$911	$(215)
Share-based compensation	107	169	293	344
Amortization of intangible assets	13	18	40	54
Non-GAAP net income/(loss)	$454	$(12)	$1,244	$183

Non-GAAP earnings/(loss) per common share:
Basic	$0.03	$(0.00)	$0.09	$0.01
Diluted	$0.03	$(0.00)	$0.08	$0.01

Weighted-average common shares outstanding:
Basic	14,663,151	14,346,092	14,507,696	14,311,190
Diluted	15,629,647	14,346,092	15,444,063	15,130,602

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$334	$(199)	$911	$(215)
Depreciation and amortization	25	26	69	66
Interest expense	1	5	9	8
Interest and other expense/(income)	1	(7)	(10)	(14)
Income tax provision	-	8	7	15
EBITDA	361	(167)	986	(140)
Share-based compensation	107	169	293	344
Adjusted EBITDA	$468	$2	$1,279	$204

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications	2019	2018	2019	2018
Service revenue	$3,100	$2,509	$8,912	$7,058
Product revenue	343	314	1,294	1,117
Total revenue	$3,443	$2,823	$10,206	$8,175
Operating expenses:
Cost of service revenue	$811	$797	$2,515	$2,209
Cost of product revenue	172	161	664	549
Research and development	207	207	600	570
Selling and marketing	1,003	910	2,865	2,506
General and administrative	974	1,032	2,870	2,869
Total operating expenses	3,167	3,107	9,514	8,703
Operating income/(loss)	276	(284)	692	(528)
Other income/(expense)	2	-	(2)	7
Income/(loss) before tax provision	$278	$(284)	$690	$(521)

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 24% or $591,000, to $3,100,000 for the three months ended September 30, 2019 as compared to $2,509,000 for the three months ended September 30, 2018. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $582,000, an increase in sales-type lease interest of $6,000, and an increase in professional installation revenue of $3,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 9% or $29,000, to $343,000 for the three months ended September 30, 2019 as compared to $314,000 for the three months ended September 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2019 and 2018. Backlog increased 17% or $3,601,000 to $25,335,000 as of September 30, 2019 as compared to $21,734,000 as of September 30, 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2019 and 2018, and September 30, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2019	$24,772
Cloud Telecommunications backlog as of September 30, 2019	$25,335

Cloud Telecommunications backlog as of July 1, 2018	$20,774
Cloud Telecommunications backlog as of September 30, 2018	$21,734

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 2% or $14,000, to $811,000 for the three months ended September 30, 2019 as compared to $797,000 for the three months ended September 30, 2018. The increase in cost of service revenue was primarily due to an increase in bandwidth costs of $35,000, an increase in credit card processing fees of $17,000, an increase in project management software costs of $4,000, and an increase in freight of $2,000, offset by a decrease in salaries and benefits of $40,000 and a decrease in other customer support costs of $4,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 7% or $11,000, to $172,000 for the three months ended September 30, 2019 as compared to $161,000 for the three months ended September 30, 2018. The increase is primarily due to the increase in product sales.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses were $207,000 for the three months ended September 30, 2019 as well as the three months ended September 30, 2018. There was an increase in costs for the maintenance of our customer user interface, an Android mobile phone application, and Java development of $21,000, offset by a decrease in salaries and benefits of $17,000 due to a decrease in headcount and a decrease in share-based compensation of $4,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 10% or $93,000, to $1,003,000 for the three months ended September 30, 2019 as compared to $910,000 for the three months ended September 30, 2018. The increase in selling and marketing expense is due to an increase in commission expense of $123,000 directly related to an increase in revenue and increased sales promotions, an increase of bad debt expense of $30,000, an increase in marketing expense of $15,000, an increase in lead generation expense of $15,000, and an increase in share-based compensation of $7,000, offset by a decrease in salary and benefits of $86,000 from a 2018 severance agreement, a decrease in other sales and marketing expense of $7,000, and a decrease in trade show related expense of $4,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses decreased 6% or $58,000, to $974,000 for the three months ended September 30, 2019 as compared to $1,032,000 for the three months ended September 30, 2018. Consolidated general and administrative expenses decreased 6%, or $61,000 to $1,040,000 for the three months ended September 30, 2019 as compared to $1,101,000 for the three months ended September 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The decrease in consolidated general and administrative expenses is primarily due to a decrease in repairs and maintenance expense of $20,000, a decrease in computer and office equipment purchases of $14,000, a decrease in corporate website costs of $13,000, a decrease in legal professional services expense of $13,000, a decrease in administrative salaries and benefits of $8,000, and a decrease in rent expense of $5,000 due to the completion of a lease, offset by an increase in telecommunication taxes of $10,000 and an increase in other administrative corporate expenses of $2,000.

Other Income

Other income primarily relates to the allocated portions of interest expense, offset by sublease rental income and credit card cash back rewards. Net other income increased $2,000, to $2,000 for the three months ended September 30, 2019 as compared to $0 for the three months ended September 30, 2018. The increase in other income is due to an increase in other income related to credit card rewards of $2,000 and a decrease in allocated interest expense of $4,000 for interest paid on finance agreements, offset by a decrease in sub-lease rental income of $4,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 26% or $1,854,000, to $8,912,000 for the nine months ended September 30, 2019 as compared to $7,058,000 for the nine months ended September 30, 2018. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $1,785,000, and an increase in professional installation revenue of $73,000, offset by a decrease in sales-type lease interest of $4,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 16% or $177,000, to $1,294,000 for the nine months ended September 30, 2019 as compared to $1,117,000 for the nine months ended September 30, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2019 and 2018. Backlog increased 17% or $3,601,000 to $25,335,000 as of September 30, 2019 as compared to $21,734,000 as of September 30, 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2019 and 2018, and September 30, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of September 30, 2019	$25,335

Cloud Telecommunications backlog as of January 1, 2018	$19,871
Cloud Telecommunications backlog as of September 30, 2018	$21,734

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 14% or $306,000, to $2,515,000 for the nine months ended September 30, 2019 as compared to $2,209,000 for the nine months ended September 30, 2018. The increase in cost of service revenue is due to an increase in costs related to installations of $119,000, an increase in bandwidth costs of $81,000, an increase in credit card processing fees of $47,000, an increase in salaries and benefits of $35,000 due to an increase in customer service headcount, an increase in freight of $13,000, an increase in project management software costs of $10,000, and an increase in other customer support costs of $1,000. These increases are directly related to the growth in monthly recurring and professional installation revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 21% or $115,000, to $664,000 for the nine months ended September 30, 2019 as compared to $549,000 for the nine months ended September 30, 2018. The increase is primarily due to the increase in product sales and an increase in desktop phone device costs driven by increased material costs and increased shipping costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. Research and development expenses increased 5% or $30,000, to $600,000 for the nine months ended September 30, 2019 as compared to $570,000 for the nine months ended September 30, 2018. The increase is primarily due to an increase in costs for the maintenance of our customer user interface, an Android mobile phone application, and Java development of $61,000, offset by a decrease in salaries and benefits of $15,000 due to a decrease in headcount, a decrease in share-based compensation of $13,000, and a decrease in equipment used for testing of $3,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 14% or $359,000, to $2,865,000 for the nine months ended September 30, 2019 as compared to $2,506,000 for the nine months ended September 30, 2018. The increase in selling and marketing expense is due to an increase in commission expense of $328,000 directly related to an increase in revenue and increased sales promotions, an increase in lead generation expense of $60,000, an increase in marketing expense of $40,000, and an increase in other sales and marketing expenses of $7,000, offset by a decrease in salary and benefits of $64,000 from a 2018 severance agreement and a decrease in travel expense of $12,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses.  General and administrative expenses increased less than 1% or $1,000, to $2,870,000 for the nine months ended September 30, 2019 as compared to $2,869,000 for the nine months ended September 30, 2018.  Consolidated general and administrative expenses decreased 1%, or $29,000 to $3,051,000 for the nine months ended September 30, 2019 as compared to $3,080,000 for the nine months ended September 30, 2018.  As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  Therefore, we will discuss changes in our consolidated general and administrative expenses.  The decrease in consolidated general and administrative expenses is primarily due to a decrease in legal professional services expense of $19,000, a decrease in tooling relocation expense of $19,000, a decrease in rent expense of $16,000 due to the completion of a lease, a decrease in repairs and maintenance expense of $16,000, a decrease in computer and office equipment purchases of $16,000, a decrease in corporate website expense of $13,000, a decrease in accounting professional service costs of $12,000, and a decrease in other administrative corporate expenses of $10,000, offset by an increase in share-based compensation of $52,000 and an increase in telecommunication taxes of $40,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income and credit card cash back rewards. Net other income decreased 129% or $9,000, to ($2,000) of net other expense for the nine months ended September 30, 2019 as compared to net other income of $7,000 for the nine months ended September 30, 2018. The decrease in other income is due to a decrease in sub-lease rental income of $12,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018 and an increase in allocated interest expense of $1,000 for interest paid on finance agreements, offset by a $4,000 increase in other income related to credit card rewards.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Web Services	2019	2018	2019	2018
Service revenue	$159	$203	$502	$636
Operating expenses:
Cost of service revenue	25	36	72	84
Research and development	8	7	24	19
General and administrative	66	69	181	211
Total operating expenses	99	112	277	314
Operating income	60	91	225	322
Other income/(expense)	(4)	2	3	(1)
Income before tax provision	$56	$93	$228	$321

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 22% or $44,000, to $159,000 for the three months ended September 30, 2019 as compared to $203,000 for the three months ended September 30, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $35,000 and a decrease of $9,000 in professional web management services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service salaries and benefits, and credit card processing fees. Cost of service revenue decreased 31% or $11,000, to $25,000 for the three months ended September 30, 2019 as compared to $36,000 for the three months ended September 30, 2018. The decrease in cost of revenue is primarily related to a decrease in customer service salaries and benefits of $10,000 and a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 14% or $1,000, to $8,000 for the three months ended September 30, 2019 as compared to $7,000 for the three months ended September 30, 2018 due to fluctuations in salary and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses.  General and administrative expenses decreased 4% or $3,000, to $66,000 for the three months ended September 30, 2019 as compared to $69,000 for the three months ended September 30, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 22% decrease in revenue for the period. Consolidated general and administrative expenses decreased 6%, or $61,000 to $1,040,000 for the three months ended September 30, 2019 as compared to $1,101,000 for the three months ended September 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment.  Therefore, we will discuss changes in our consolidated general and administrative expenses. The decrease in consolidated general and administrative expenses is primarily due to a decrease in repairs and maintenance expense of $20,000, a decrease in computer and office equipment purchases of $14,000, a decrease in corporate website costs of $13,000, a decrease in legal professional services expense of $13,000, a decrease in administrative salaries and benefits of $8,000, and a decrease in rent expense of $5,000 due to the completion of a lease, offset by an increase in telecommunication taxes of $10,000 and an increase in other administrative corporate expenses of $2,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, and the allocated interest expense, sublease rental income, and credit card cash back rewards. Net other expense increased 300% or $6,000, to $(4,000) of net other expense for the three months ended September 30, 2019 as compared to $2,000 of net other income for the three months ended September 30, 2018. The increase in net other expense is due to a $6,000 increase in net foreign exchange losses.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 21% or $134,000, to $502,000 for the nine months ended September 30, 2019 as compared to $636,000 for the nine months ended September 30, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $116,000 and a decrease of $18,000 in professional web management services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, customer service costs, and credit card processing fees. Cost of service revenue decreased 14% or $12,000, to $72,000 for the nine months ended September 30, 2019 as compared to $84,000 for the nine months ended September 30, 2018. The decrease in cost of revenue is primarily related to a decrease in share-based compensation of $6,000, a decrease in customer service salaries and benefits of $3,000, and a decrease in credit card fees of $3,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 26% or $5,000, to $24,000 for the nine months ended September 30, 2019 as compared to $19,000 for the nine months ended September 30, 2018 due to fluctuations in salary and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses.  General and administrative expenses decreased 14% or $30,000, to $181,000 for the nine months ended September 30, 2019 as compared to $211,000 for the nine months ended September 30, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 21% decrease in revenue for the period. Consolidated general and administrative expenses decreased 1%, or $29,000 to $3,051,000 for the nine months ended September 30, 2019 as compared to $3,080,000 for the nine months ended September 30, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The decrease in consolidated general and administrative expenses is primarily due to a decrease in legal professional services expense of $19,000, a decrease in tooling relocation expense of $19,000, a decrease in rent expense of $16,000 due to the completion of a lease, a decrease in repairs and maintenance expense of $16,000, a decrease in computer and office equipment purchases of $16,000, a decrease in corporate website expense of $13,000, a decrease in accounting professional service costs of $12,000, and a decrease in other administrative corporate expenses of $10,000, offset by an increase in share-based compensation of $52,000 and an increase in telecommunication taxes of $40,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, and the allocated portions of interest expense, sublease rental income, and credit card cash back rewards. Net other income increased 400% or $4,000, to $3,000 of net other income for the nine months ended September 30, 2019 as compared to ($1,000) of net other expense for the nine months ended September 30, 2018. The increase is due to an increase in net foreign exchange gains of $6,000, offset by a $1,000 decrease in interest income and a $1,000 decrease in sub-lease rental income for a lease agreement in Reno, NV, which expired in the third quarter of 2018.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $3,308,000 and $1,849,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital increased 79% or $1,039,000 to $2,361,000 as of September 30, 2019 as compared to $1,322,000 at December 31, 2018. The increase in working capital was primarily related to an increase in cash and cash equivalents of $1,459,000, an increase in trade receivables, net of allowance for doubtful accounts of $15,000, an increase in contract assets of $2,000, an increase in equipment financing receivables of $59,000, an increase in prepaid expenses of $157,000, an increase in income tax receivable of $2,000, a decrease in accounts payable of $63,000, and a decrease notes payable, current portion, of $52,000, offset by a decrease in inventories of $108,000, a decrease in contract costs of $4,000, an increase in accrued expenses of $287,000, an increase in finance leases, current portion, of $1,000, an increase in operating lease liabilities, current portion, of $247,000, and an increase in contract liabilities, current portion, of $123,000 during the nine months ended September 30, 2019.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 75% or $1,459,000 to $3,408,000 at September 30, 2019 as compared to $1,949,000 at December 31, 2018. During the nine months ended September 30, 2019, cash flows for operating activities provided $1,157,000. Cash flows for financing activities provided $374,000, primarily related to proceeds from the exercise of options of $447,000, offset by repayments of notes payable of $52,000 and repayments of finance leases of $21,000 during the period. During the nine months ended September 30, 2019, we used cash flows for investing activities of $72,000 for a new air conditioning unit, a roof resurfacing project, new software licenses, and a new alarm system.

Inventories

Inventories decreased 40% or $108,000 to $162,000 at September 30, 2019 as compared to $270,000 at December 31, 2018. Inventory balances fluctuate based on timing of installations and inventory shipments. The decrease is due to a temporary change in our desktop phone device supplier while functionality is added to our manufactured phones.

Prepaid Expenses

Prepaid expenses increased 64% or $157,000 to $401,000 at September 30, 2019 as compared to $244,000 at December 31, 2018. The increase is from an $117,000 increase in inventory deposits, a $42,000 increase in software subscriptions, $35,000 from the renewal of corporate insurance policies, and an $11,000 increase in other prepaid expense accounts, offset by a $48,000 decrease in prepaid tax liability deposits.

Accounts Payable and Accrued Expenses

Accounts payable decreased 41% or $63,000 to $92,000 at September 30, 2019 as compared to $155,000 at December 31, 2018. The aging of accounts payable as of September 30, 2019 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of check processing schedule.

Accrued expenses increased 25% or $287,000 to $1,418,000 at September 30, 2019 as compared to $1,131,000 at December 31, 2018. The increase is from an $84,000 increase in accrued partner commissions due to increased bookings from our partner channel and sales promotions, a $73,000 increase in accrued salaries and wages due to the timing of payroll, a $54,000 increase in invoices not received during the quarter, a $38,000 increase in accrued paid time off, a $31,000 increase in accrued telecommunications and sales tax accrual, and a $7,000 increase in other accrued expense accounts.

Notes Payable

Notes payables decreased 93% or $52,000 to $4,000 at September 30, 2019 as compared to $56,000 at December 31, 2018. The decrease in notes payable can be attributed to payments made on financing contracts of $52,000 during the period.

Finance Lease

Finance lease obligations decreased 15%, or $21,000, to $123,000 as of September 30, 2019 as compared to $144,000 at December 31, 2018. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $21,000.

Operating Lease Liabilities

Operating lease liabilities increased $915,000 to $915,000 at September 30, 2019 as compared to $0 at December 31, 2018. The increase is related to the adoption of ASC 842, Leases.

Contract Liabilities

Contract liabilities increased 11% or $120,000 to $1,183,000 at September 30, 2019 as compared to $1,063,000 at December 31, 2018. The increase is from a $79,000 increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period, and a $41,000 increase in down payments of uninstalled contracts and other deferred revenue. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased 83% or $1,651,000, to $3,651,000 as of September 30, 2019 as compared to $2,000,000 at December 31, 2018. The increase in total stockholders’ equity was attributable to net income of $911,000, and increases in additional paid-in capital of $447,000 from stock option exercises and $293,000 in share-based compensation for options issued to employees.

Off Balance Sheet Arrangements

As of September 30, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.
Exhibits

Exhibits	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

November 5, 2019	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 5, 2019	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer