Form 10-K
period 2019-12-31
Crexendo, Inc.
filed 2020-03-03
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019:

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2019 was approximately $16,979,147.

The number of shares of the registrant’s common stock outstanding as of February 28, 2020 was 14,899,751.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	70

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

Cloud Telecommunications – Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device, computer, or an application on a mobile device.

We generate recurring revenue from our cloud telecommunications and reselling broadband Internet services. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We generate product revenue and equipment financing revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

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

SEGMENT INFORMATION

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income/(loss) before income tax provision was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Revenue:
Cloud Telecommunications	$13,780	$11,083
Web Services	656	825
Consolidated revenue	$14,436	$11,908

	Year Ended December 31,
	2019	2018
Income/(loss) before income tax provision:
Cloud Telecommunications	$862	$(608)
Web Services	283	400
Income/(loss) before income tax	$1,145	$(208)

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
●
End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.
●
Collaboration products like group chat, SMS/MMS, document sharing, video and web conferencing

Our website software platform is feature rich and battle tested to provide an innovative website-building environment. We continue to maintain our Web platform to make it an always available and reliable experience for our web customers and for their website visitors.

RESEARCH AND DEVELOPMENT

We invested $853,000 and $801,000 for the years ended December 31, 2019 and 2018, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and website development software.

COMPETITION

The market for cloud business communications services is large and increasingly competitive. We expect competition to continue to increase in the future. Some of these competitors include:

●
traditional on-premise, hardware business communications providers such as Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Mitel, NEC, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;
●
software providers such as Microsoft Corporation (Microsoft Teams (formerly Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;
●
established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., CenturyLink, Cox, Charter and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the U.K., all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;
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
●
other large internet companies such as Alphabet Inc., Facebook, Inc., Oracle Corporation, Zoom,  and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future; and
●
established contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., and NewVoiceMedia.

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

EMPLOYEES

As of December 31, 2019, we had 56 employees; 55 full-time and 1 part-time, including 3 executives, 16 sales representatives and sales management, 9 engineers and IT support, 20 in operations and customer support, 8 in accounting, finance, and legal.

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

Our principal executive offices are located at 1615 S. 52nd Street, Tempe, AZ 85281. The telephone number of our principal executive offices is (602) 714-8500, and our main corporate website is www.crexendo.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.crexendo.com/company/investors as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including the Company’s website (www.crexendo.com), the investor relations section of its website (www.crexendo.com/company/investors), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income/(loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits.

We have incurred operating losses in prior periods.

We sustained operating losses in prior years and cannot guarantee ongoing profitability. Our ability to obtain positive cash flows from operating activities will depend on many factors including, but not limited to, our ability to acquire new customers and retaining and selling additional services to our existing customers. Our future success depends on our ability to significantly increase revenue generated from sales of our solutions to business customers. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions at rates that are profitable for us. For customer demand and adoption of our solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.

Fluctuations in our operating results may affect our stock price and ability to raise capital.

Our operating results for any given quarter or fiscal year should not be relied upon as an indication of future performance. Our future results will fluctuate, and those results may fall below the expectations of investors and may cause the trading price of our common stock to fall or fluctuate greatly. This may impair our ability to raise capital, should we seek to do so. Our quarterly results may fluctuate based on, including but not limited to our sales results, marketing, management, our ability to compete, pricing, and other risk factors contained in this section.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the company absent the consent of the CEO.

Steven G. Mihaylo, Chief Executive Officer (“CEO”) of Crexendo, Inc., owns 69% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2019. As a result, Mr. Mihaylo would have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the company maintains an independent board. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our common stock is traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 28, 2020, we had outstanding 14,899,751 shares of common stock.

Additional dilution will result if outstanding options to acquire shares of our common stock are exercised. In addition, in the event future financings are required they could be convertible into or exchangeable for our equity securities, investors may experience additional dilution.

Our stock price may be affected by future sales of our common stock or equity-linked securities in the public market.

Such sales or offerings could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock could be registered and issued. Furthermore, there are substantial amounts of vested stock options which are “in the money” which could be exercised and sold in public markets. The Company continues to expect to issue stock options as part of compensation. There may be further effect on our stock price upon the vesting and settlement of restricted stock units and performance units. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of the OTCQX, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on OTCQX. We have had annual losses from continuing operations for the last four of five years (this current year has been profitable). There remains the possibility of future losses. While at current such losses would not impact our listing with OTCQX, requirements may change from time to time and it is possible we may not remain in compliance with the minimum condition of OTCQX listing standards. Delisting from the OTCQX could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.

We may face difficulties in attempting to uplist to a “major exchange” and there is no guarantee if the application is accepted, we will continue to meet the listing requirements.

While we believe that we meet the listing requirements of both the of the New York Stock Exchange and the Nasdaq Stock Market there is no guarantee if we attempt to uplist that our application will be accepted. Before a company can begin trading on either exchange, it must meet certain initial requirements or "listing standards." The various exchanges set their own standards for listing and continuing to trade a stock. The SEC does not set listing standards. To be listed initially, a company must meet minimum financial and non-financial standards. Among other things, the standards cover total market value, stock price, and the number of publicly traded shares and shareholders a company has. After a company's stock starts trading on an exchange, it usually is subject to other, less stringent requirements; if it fails to meet those, the stock can be delisted. As with listing requirements, the standards for delisting shares are not uniform; each exchange has its own requirements.

Our stock price, volatility and acceptance of our securities may be influenced by the research and reports that securities or industry analysts may publish about us or our business.

The Company cannot guarantee if there will be research reports written on the Company. The Stock price may be affected by the ability to get coverage and/or sufficient coverage. If coverage is initiated and/or if one or more of current or future analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts after issuing coverage ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet analysts’ projections.

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

As of December 31, 2019, we had net operating loss (“NOL”) carry-forwards of approximately $18,520,000. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

If we do not successfully expand our sales including our partner channel program and direct sales, we may be unable to increase our sales and that may affect our stock price.

We sell our products primarily through direct sales and our partner channel, and we must substantially expand the number of partners and producing direct sales personnel to increase organic revenue substantially. If we are unable to expand our partner channel network and hire and retain qualified sales personnel, our ability to increase our organic revenue and grow our business could be compromised. The challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue.  Our direct sales are driven largely by inside sales who sell our services and products to customers. Our future growth depends on our ability to develop and maintain a successful direct sales organization that identifies and closes a significant portion of sales. If we or the agents fail to do so, we may be unable to meet our revenue growth targets. Our partner sales are generated through indirect channel sales. These channels consist of master agents’ independent agents (including master agents), value-added resellers, and service providers. We contract directly with the end customer. We may or may not have active involvement in the sale or may use these channel partners to identify, qualify and manage prospects throughout the sales cycle. These channels may generate an increasing portion of our revenue in the future. Our continued success requires continuing to develop and maintain successful relationships with these partners. If we fail to properly select and manage our partners, or they are not successful in their sales efforts, we may be unable to meet our revenue growth targets.

We face risks in our sales to certain market segments including, but not limited to, sales subject to HIPPA Regulations.

We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition sales may be made to customers that are subject to additional security requirements and or HIPPA requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments, there is no assurance that the Company systems fully comply with all requirements. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security breaches.

We collect, process, store, use, and transmit personal data on a daily basis. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, which became effective January 1, 2020. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

The European Commission also approved and adopted the GDPR, its data protection law, which took effect beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed, and transmitted in or from the relevant jurisdiction. While we do not currently provide services in Countries where compliance would be required and are therefore not required to be compliant, if we did provide those services or otherwise were required to become complaint, implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. We stopped hosting websites in GDPR-complaint Countries or Countries from which the bulk of business came from Countries subject to GDPR. We also took steps to block those Countries from accessing any other sites we host. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations, and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from compliance with or any failure to comply with applicable legal requirements, conflicts among these legal requirements, or differences in approaches to privacy.

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

We face risks in our strategy of designing and developing our own desktop telephones (“desktop devices”).

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

Our success depends in part upon our ability to provide customer service that effectively supports the needs of our customers.

Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, it may be difficult and costly for us to hire qualified personnel, particularly in the strong labor market in Phoenix, Arizona where we are headquartered. Our support personnel require extensive training on our products and services, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

Our future success could depend on our ability to effectively implement and support the services we sell to mid-market and larger enterprises.

We have a limited history of selling our services to larger businesses and may experience challenges in configuring and providing ongoing support for the solutions we sell to large customers. Larger customers' networks are often more complex than those of smaller customers, and the configuration of our services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customer or lack of local resources may prevent us from properly configuring our services for the customer, which can in turn adversely impact the quality of services that we deliver over our customers' networks, and/or may result in delays in the implementation of our services and impact the quality and ability to continue to provide the services. This could also create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation. In addition to the foregoing larger customers tend to require higher levels of customer service and individual attention, which may increase our costs for implementing and delivering services.

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

Our success depends in part upon the capacity, reliability, and performance of our telecom carriers, and their network infrastructure, including the capacity provided by our Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services.

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

The FCC net neutrality rules have changed. There may be a negative effect to our business going forward as a consequence of those changes.

On January 4, 2018, the Federal Communications Commission, or FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband internet access lines. There are efforts in Congress to prevent the Order from becoming effective and a number of state attorneys general have filed an appeal of the FCC's January 4, 2018 order. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours. However there is not guarantee that they will continue to do such. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. Following the adoption of the January 4, 2018 Order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 Order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the FCC Order. We however cannot rely on those laws as there is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws as they could be interpreted to conflict with the January 4, 2018 Order. The U.S. Department of Justice has taken the position that local authorities do not have the authority to contradict the FTC order. We cannot predict the ultimate outcome of these disputes.

Internet access providers may limit our access which could have a negative effect on our business.

Our service require internet access and internet backbone providers may be able to block, degrade or charge for access to, or the bandwidth use of certain of our products and services which could have a negative effect on our services and could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the Internet, and many of our services require significant bandwidth to work effectively. Further, customers who access our mobile application Crexmo© (or future application) through their smartphones must have a high-speed connection, to use our services. This access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage.

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

ITEM 2.  PROPERTIES

Our corporate office consists of approximately 22,000 square feet of office space in Tempe, Arizona owned by our CEO. In January 2020, the Company purchased our corporate office building, see Note 22 of Item 8 included herein this annual report. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281. We maintain property insurance on the corporate office building as required by the lease and tenant fire and casualty insurance on our assets located in these buildings in an amount that we deem adequate.

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

	High	Low
Year Ended December 31, 2019
October to December 2019	$4.70	$3.05
July to September 2019	3.54	3.00
April to June 2019	4.00	2.60
January to March 2019	3.00	1.76
Year Ended December 31, 2018
October to December 2018	$3.00	$1.54
July to September 2018	2.70	1.50
April to June 2018	2.90	2.31
January to March 2018	3.49	2.00

SECURITY HOLDERS

There were approximately 1,122 holders of record of our shares of common stock as of December 31, 2019. The number of holders does not include individual participants in security positions listings.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2019 and 2018.

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

Cloud Telecommunications – Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device, computer, or an application on a mobile device.

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

Our Cloud Telecommunications service revenue increased 25% or $2,453,000 to $12,089,000 for the year ended December 31, 2019 as compared to $9,636,000 for the year ended December 31, 2018. Our Cloud Telecommunications product revenue increased 17% or $244,000 to $1,691,000 for the year ended December 31, 2019 as compared to $1,447,000 for the year ended December 31, 2018. As of December 31, 2019 and 2018, our backlog was $26,110,000 and $23,029,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 20% or $169,000 to $656,000 for the year ended December 31, 2019 as compared to $825,000 for the year ended December 31, 2018.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2019	2018
Service revenue	$12,745	$10,461
Product revenue	1,691	1,447
Total revenue	14,436	11,908
Income/(loss) before income taxes	1,145	(208)
Income tax provision	(6)	(15)
Net income/(loss)	1,139	(223)
Basic earnings/(loss) per common share	$0.08	$(0.02)
Diluted earnings/(loss) per common share	$0.07	$(0.02)

	For the three months ended
Consolidated	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenue	$3,008	$3,147	$3,259	$3,331
Product revenue	484	467	343	397
Total revenue	3,492	3,614	3,602	3,728
Income before income taxes	242	342	334	227
Income tax benefit/(provision)	(3)	(4)	-	1
Net income	239	338	334	228

Basic earnings per common share (1)	$0.02	$0.02	$0.02	$0.02
Diluted earnings per common share (1)	$0.02	$0.02	$0.02	$0.01

	For the three months ended
Consolidated	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$2,442	$2,540	$2,712	$2,767
Product revenue	366	437	314	330
Total revenue	2,808	2,977	3,026	3,097
Income/(loss) before income taxes	(59)	50	(191)	(8)
Income tax provision	(4)	(3)	(8)	-
Net income/(loss)	(63)	47	(199)	(8)

Basic earnings/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted earnings/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)

———————

 (1)
Earnings (loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings (loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 22% or $2,284,000, to $12,745,000 for the year ended December 31, 2019 as compared to $10,461,000 for the year ended December 31, 2018. Cloud Telecommunications service revenue increased 25% or $2,453,000, to $12,089,000 for the year ended December 31, 2019 as compared to $9,636,000 for the year ended December 31, 2018. Web service revenue decreased 20% or $169,000, to $656,000 for the year ended December 31, 2019 as compared to $825,000 for the year ended December 31, 2018.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third-party equipment. Product revenue increased by 17% or $244,000, to $1,691,000 for the year ended December 31, 2019 as compared to $1,447,000 for the year ended December 31, 2018. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income/(Loss) Before Income Taxes

Income before income tax increased 650% or $1,353,000 to $1,145,000 for the year ended December 31, 2019 as compared to loss before income tax of ($208,000) for the year ended December 31, 2018. The increase in income before income tax is primarily due to an increase in revenue of $2,528,000 and an increase in other income of $12,000, offset by an increase in total operating expenses of $1,187,000.

Income Tax Provision

We had an income tax provision of $6,000 for the year ended December 31, 2019 compared to an income tax provision of $15,000 for the year ended December 31, 2018. We had pre-tax income for the year ended December 31, 2019 of $1,145,000 and a pre-tax loss of ($208,000) for the year ended December 31, 2018, and a full valuation allowance on all of our deferred tax assets for the years ended December 31, 2019 and 2018. The income tax provisions relate to state income taxes, as the Company has deferred tax assets to offset federal taxable income.

Use of Non-GAAP Financial Measures

To evaluate our business, we consider and use non-generally accepted accounting principles (Non-GAAP) net income/(loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income/(loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and amortization of intangibles. We define EBITDA as U.S. GAAP net income/(loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our March 3, 2020 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$228	$(8)	$1,139	$(223)
Share-based compensation	106	94	399	438
Amortization of intangible assets	13	18	53	72
Non-GAAP net income	$347	$104	$1,591	$287

Non-GAAP net income per common share:
Basic	$0.02	$0.01	$0.11	$0.02
Diluted	$0.02	$0.01	$0.10	$0.02

Weighted-average common shares outstanding:
Basic	14,755,818	14,394,113	14,570,286	14,332,092
Diluted	15,929,874	14,902,330	15,559,863	15,095,262

 Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$228	$(8)	$1,139	$(223)
Depreciation and amortization	25	26	94	92
Interest expense	3	4	12	12
Interest and other expense/(income)	(12)	4	(22)	(10)
Income tax provision/(benefit)	(1)	-	6	15
EBITDA	243	26	1,229	(114)
Share-based compensation	106	94	399	438
Adjusted EBITDA	$349	$120	$1,628	$324

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

The consideration (including any discounts) is allocated between separate products and services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products and services. For items that are not sold separately (e.g. additional features) the Company estimates stand-alone selling prices using the adjusted market assessment approach. Professional services revenue includes activation fees and any professional installation services. Installation services are recognized as revenue when the services are completed. The Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. Our telecommunications services contracts typically have a term of thirty-six to sixty months. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

Goodwill

We have recorded goodwill as a result of past business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to: sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors; and decline in overall market or economic conditions leading to a decline in our stock price.

Intangible Assets

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

Deferred Taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect during the years in which the differences are expected to reverse or the carryforwards are expected to be realized.

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

Product Warranty

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

Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential payouts. Contingent considerations arising from business combinations and asset acquisitions require management to estimate future payouts based on forecasted results, which are highly sensitive to the estimates of discount rates and future revenues. These estimates can change significantly from period to period and are reviewed each reporting period to establish the fair value of the contingent liability.

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. We have not paid cash dividends in the last three years and do not currently intend to pay cash dividends, and therefore, we have assumed a 0% dividend yield.

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

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. The information below is organized in accordance with our two reportable segments. Segment operating income/(loss) is equal to segment net revenue less segment cost of service revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications	2019	2018
Service revenue	$12,089	$9,636
Product revenue	1,691	1,447
Total revenue	13,780	11,083
Operating expenses:
Cost of service revenue	3,354	2,973
Cost of product revenue	895	727
Research and development	821	776
Selling and marketing	3,862	3,403
General and administrative	3,984	3,817
Total operating expenses	12,916	11,696
Operating income/(loss)	864	(613)
Other income/(expense)	(2)	5
Income/(loss) before tax provision	$862	$(608)

Quarterly Financial Information

	For the three months ended
Cloud Telecommunications	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenue	$2,830	$2,982	$3,100	$3,177
Product revenue	484	467	343	397
Total revenue	3,314	3,449	3,443	3,574
Operating expenses:
Cost of service revenue	843	861	811	839
Cost of product revenue	249	243	172	231
Research and development	206	187	207	221
Selling and marketing	899	963	1,003	997
General and administrative	954	942	974	1,114
Total operating expenses	3,151	3,196	3,167	3,402
Operating income	163	253	276	172
Other income/(expense)	(3)	(1)	2	-
Income before tax benefit/(provision)	$160	$252	$278	$172

	For the three months ended
Cloud Telecommunications	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$2,217	$2,332	$2,509	$2,578
Product revenue	366	437	314	330
Total revenue	2,583	2,769	2,823	2,908
Operating expenses:
Cost of service revenue	708	704	797	764
Cost of product revenue	187	201	161	178
Research and development	175	188	207	206
Selling and marketing	829	767	910	897
General and administrative	872	965	1,032	948
Total operating expenses	2,771	2,825	3,107	2,993
Operating loss	(188)	(56)	(284)	(85)
Other income/(expense)	4	3	-	(2)
Loss before tax provision	$(184)	$(53)	$(284)	$(87)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 25% or $2,453,000, to $12,089,000 for the year ended December 31, 2019 as compared to $9,636,000 for the year ended December 31, 2018. The increase in service revenue is due to an increase in contracted service revenue, usage charges, and professional services revenue of $2,441,000 and an increase in sales-type lease interest of $12,000. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 17% or $244,000, to $1,691,000 for the year ended December 31, 2019 as compared to $1,447,000 for the year ended December 31, 2018. Product revenue fluctuates from one period to the next based on timing of installations, as we recognize revenue when the installation is complete. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2019 and 2018. Backlog increased 13% or $3,081,000 to $26,110,000 as of December 31, 2019 as compared to $23,029,000 as of December 31, 2018. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2019 and 2018, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2019	$26,110
Cloud Telecommunications Services backlog as of December 31, 2018	$23,029

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 13% or $381,000, to $3,354,000 for the year ended December 31, 2019 as compared to $2,973,000 for the year ended December 31, 2018. The increase in cost of service revenue was due to an increase in bandwidth costs of $114,000, an increase in salaries and benefits of $109,000 as a result of an increase in customer support headcount and temporary labor, an increase in costs related to installations of $71,000, an increase in credit card processing fees of $65,000, an increase in project management software costs of $11,000, and an increase in freight of $11,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 23% or $168,000, to $895,000 for the year ended December 31, 2019 as compared to $727,000 for the year ended December 31, 2018. The increase is primarily due to the increase in product sales, an increase in device costs, and an increase in warranty replacements.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 6% or $45,000, to $821,000 for the year ended December 31, 2019 as compared to $776,000 for the year ended December 31, 2018. There was an increase in costs for the maintenance of our customer user interface, an Android mobile phone application, and Java development of $74,000, offset by a decrease in share-based compensation of $17,000, a decrease in salaries and benefits of $9,000 due to a decrease in headcount, and a decrease in product testing costs of $3,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 13% or $459,000, to $3,862,000 for the year ended December 31, 2019 as compared to $3,403,000 for the year ended December 31, 2018. The increase in selling and marketing expense was due to an increase in commission expenses of $389,000 directly related to an increase in revenue, an increase in marketing expense of $80,000, an increase in sales lead generation expense of $77,000, and an increase in business development costs of $8,000, offset by a decrease in salaries and benefits of $77,000 and a decrease in travel expenses of $18,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 4% or $167,000, to $3,984,000 for the year ended December 31, 2019 as compared to $3,817,000 for the year ended December 31, 2018. Consolidated general and administrative expenses increased 4%, or $144,000 to $4,235,000 for the year ended December 31, 2019 compared to $4,091,000 for the year ended December 31, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries, benefits, and bonuses of $176,000, an increase in share-based compensation of $55,000, an increase in software expense of $40,000, and an increase in investor relations expense of $10,000, offset by a decrease in in legal professional services expense of $33,000, a decrease in computer and office equipment purchases of $26,000, a decrease in tooling relocation expense of $19,000, a decrease in repairs and maintenance of $17,000, a decrease in rent expense of $16,000 due to the completion of a lease, a decrease in accounting professional service costs of $13,000, and a decrease in corporate website expense of $13,000.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense, offset by sublease rental income and credit card cash back rewards. Net other income decreased 140% or $7,000 to net other expense of ($2,000) for the year ended December 31, 2019 as compared net other income of $5,000 for the year ended December 31, 2018. The decrease is due to a decrease in sub-lease rental income of $12,000 for a lease agreement in Reno, NV, which expired in the third quarter of 2018, offset by an increase in other income related to credit card rewards of $5,000.

Operating Results of our Web Services Segment (in thousands):

	Year Ended December 31,
Web Services	2019	2018
Service revenue	$656	$825
Operating expenses:
Cost of service revenue	102	119
Research and development	32	25
General and administrative	251	274
Total operating expenses	385	418
Operating income	271	407
Other income/(expense)	12	(7)
Income before tax provision	$283	$400

Quarterly Financial Information

	For the three months ended
Web Services	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenue	$178	$165	$159	$154
Operating expenses:
Cost of service revenue	34	13	25	30
Research and development	6	10	8	8
General and administrative	60	55	66	70
Total operating expenses	100	78	99	108
Operating income	78	87	60	46
Other income/(expense)	4	3	(4)	9
Income before tax benefit/(provision)	$82	$90	$56	$55

	For the three months ended
Web Services	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$225	$208	$203	$189
Operating expenses:
Cost of service revenue	21	27	36	35
Research and development	6	6	7	6
General and administrative	73	69	69	63
Total operating expenses	100	102	112	104
Operating income	125	106	91	85
Other income/(expense)	-	(3)	2	(6)
Income before tax provision	$125	$103	$93	$79

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web services revenue decreased 20% or $169,000, to $656,000 for the year ended December 31, 2019 as compared to $825,000 for the year ended December 31, 2018. The decrease in service revenue is primarily due to a decrease in hosting revenue of $143,000 and a $26,000 decrease in professional web management services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain costs, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 14% or $17,000, to $102,000 for the year ended December 31, 2019 as compared to $119,000 for the year ended December 31, 2018. The decrease in cost of revenue is primarily related to a decrease in customer service salaries, benefits, and temporary labor of $6,000, a decrease in share-based compensation of $6,000, a decrease in credit card fees of $4,000 and a decrease in web domain costs of $1,000, directly related to decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 28% or $7,000, to $32,000 for the year ended December 31, 2019 as compared to $25,000 for the year ended December 31, 2018 due to an increase in salary and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses decreased 8% or $23,000, to $251,000 for the year ended December 31, 2019 as compared to $274,000 for the year ended December 31, 2018. The decrease in general and administrative expenses is primarily due to less of an allocation of corporate general and administrative expenses resulting from the 20% decrease in revenue for the period. Consolidated general and administrative expenses increased 4%, or $144,000 to $4,235,000 for the year ended December 31, 2019 compared to $4,091,000 for the year ended December 31, 2018. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries, benefits, and bonuses of $176,000, an increase in share-based compensation of $55,000, an increase in software expense of $40,000, and an increase in shareholder relations expense of $10,000, offset by a decrease in in legal professional services expense of $33,000, a decrease in computer and office equipment purchases of $26,000, a decrease in tooling relocation expense of $19,000, a decrease in repairs and maintenance of $17,000, a decrease in rent expense of $16,000 due to the completion of a lease, a decrease in accounting professional service costs of $13,000, and a decrease in corporate website expense of $13,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, and the allocated portions of interest expense, sublease rental income, and credit card cash back rewards. Net other income increased 271% or $19,000, to $12,000 for the year ended December 31, 2019 as compared to net other expense of ($7,000) for the year ended December 31, 2018. The increase is due to a an increase in net foreign exchange gains of $21,000, offset by a $1,000 decrease in interest income and a $1,000 decrease in sub-lease rental income for a lease agreement in Reno, NV, which expired in the third quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019 and 2018, we had cash and cash equivalents of $4,180,000 and $1,849,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital increased 115% or $1,523,000 to $2,845,000 as of December 31, 2019 as compared to $1,322,000 as of December 31, 2018. The increase in working capital was primarily related to an increase in cash and cash equivalents of $2,331,000, an increase in contract assets of $10,000, an increase in inventories of $112,000, an increase in equipment financing receivables of $76,000, an increase in contract costs of $8,000, an increase in income tax receivable of $3,000, a decrease in accounts payable of $69,000, and a decrease notes payable, current portion, of $56,000, offset by a decrease in trade receivables, net of allowance for doubtful accounts of $39,000, a decrease in prepaid expenses of $103,000, an increase in accrued expenses of $623,000, an increase in finance leases, current portion, of $2,000, an increase in operating lease liabilities, current portion, of $50,000, an increase in contingent consideration of $175,000, and an increase in contract liabilities, current portion, of $150,000 during the year ended December 31, 2019.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 120% or $2,331,000, to $4,280,000 as of December 31, 2019 as compared to $1,949,000 as of December 31, 2018. During the year ended December 31, 2019, operating activities provided $1,638,000. Financing activities provided $765,000, primarily related to proceeds from stock option exercises of $849,000, offset by repayments on notes payable of $56,000 and repayments on finance leases of $28,000. Cash used for investing activities was $72,000 for the purchase of property and equipment.

Inventories

Inventories increased 41% or $112,000 to $382,000 as of December 31, 2019 as compared to $270,000 as of December 31, 2018. Inventory balances fluctuate based on timing of installations and inventory shipments. The increase is attributable to the timing of inventory receipts. We received a large shipment of phones in October 2019.

Prepaid Expenses

Prepaid expenses decreased 42% or $103,000 to $141,000 as of December 31, 2019 as compared to $244,000 as of December 31, 2018. The decrease is from a $61,000 decrease in inventory deposits, a $45,000 decrease in prepaid tax liability deposit, and an $11,000 decrease in software services, offset by a $9,000 increase in other prepaid expense accounts and a $5,000 increase from the renewal of corporate insurance policies.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, decreased 10% or $43,000, to $386,000 as of December 31, 2019 as compared to $429,000 as of December 31, 2018. Current trade receivables, net of allowance for doubtful accounts, decreased 9% or $39,000, to $380,000 as of December 31, 2019 as compared to $419,000 as of December 31, 2018. The decrease in current trade receivables can be attributed to the receipt of monthly payments from two large customers prior to the end of the year in 2019. Long-term trade receivables, net of allowance for doubtful accounts, decreased 40% or $4,000, to $6,000 as of December 31, 2019 as compared to $10,000 as of December 31, 2018. The decrease is primarily due to the receipt of monthly installment payments and the write-off of uncollectible accounts.

Accounts Payable and Accrued Expenses

Accounts payable decreased 45% or $69,000, to $86,000 as of December 31, 2019 as compared to $155,000 as of December 31, 2018. The aging of accounts payable as of December 31, 2019 and 2018 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of the check processing schedule.

Accrued expenses increased 55% or $623,000 to $1,754,000 as of December 31, 2019 as compared to $1,131,000 as of December 31, 2018. Accrued bonuses increased $208,000, accrued invoices not received during the quarter increased $224,000, which includes the initial payment a customer relationships asset acquisition, accrued partner commissions increased $99,000, sales tax accrual increased $49,000, accrued salaries and benefits increased $30,000, and warranty reserve increased $21,000, offset by a $8,000 decrease in other accrued expenses.

Notes Payable

Notes payables decreased 100% or $56,000, to $0 as of December 31, 2019 as compared to $56,000 at December 31, 2018. The decrease in notes payable can be attributed to repayments made on financing contracts of $56,000.

Finance Lease

Finance lease obligations decreased 19%, or $28,000, to $116,000 as of December 31, 2019 as compared to $144,000 at December 31, 2018. The decrease in finance lease obligations can be attributed to repayments made on financing contracts of $28,000.

Contingent Consideration

Contingent consideration increased $175,000 to $175,000 at December 31, 2019 as compared to $0 at December 31, 2018. The increase is due to the DoubleHorn, LLC asset acquisition, see Note 5 for more details.

Operating Lease Liabilities

Operating lease liabilities increased $51,000 to $51,000 at December 31, 2019 as compared to $0 at December 31, 2018. The increase is related to the adoption of ASC 842, Leases, which requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months.

Contract Liabilities

Contract liabilities increased 14% or $151,000 to $1,214,000 as of December 31, 2019 as compared to $1,063,000 as of December 31, 2018. The increase is from a $102,000 increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period and a $49,000 increase in down payments of uninstalled contracts and other deferred revenue. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased 119% or $2,387,000, to $4,387,000 as of December 31, 2019 as compared to $2,000,000 as of December 31, 2018. The increase in total stockholders’ equity was attributable to net income of $1,139,000, and increases in additional paid-in capital of $849,000 from stock option exercises and $399,000 in share-based compensation for options issued to employees.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

We lease our corporate office space in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company, a related party. On March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. Rental expense incurred on operating leases for the years ended December 31, 2019 and 2018 was approximately $300,000 and $300,000, respectively. As of December 31, 2019, we initiated the process to purchase our corporate office building and gave notice that we will not be exercising our option to renew for another three year term. The ROU asset and associated lease liabilities were revalued as of December 31, 2019 for the remaining two months of the lease term. This resulted in an adjustment of approximately $804,000 for the associated ROU, $250,000 for the operating lease liability, current portion, and $554,000 for the operating lease liability, net of current portion. On January 27, 2020, the Company entered into an agreement to purchase our corporate office building located at 1615 S 52nd St, Tempe, AZ 85281 from a Company that is owned by the major shareholder and CEO of the Company for $2,500,000.

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
Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and other subsequent amendments collectively identified as ASC 842 effective January 1, 2019.

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
Pittsburgh, PA
March 3, 2020

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,180	$1,849
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $14
as of December 31, 2019 and $14 as of December 31, 2018	380	419
Contract assets	22	12
Inventories	382	270
Equipment financing receivables	143	67
Contract costs	379	371
Prepaid expenses	141	244
Income tax receivable	4	1
Total current assets	5,731	3,333

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as December 31, 2019 and $0 as of December 31, 2018	6	10
Long-term equipment financing receivables, net	561	184
Property and equipment, net	155	124
Operating lease right-of-use assets	51	-
Intangible assets, net	465	167
Goodwill	272	272
Contract costs, net of current portion	436	342
Other long-term assets	106	117
Total Assets	$7,783	$4,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$86	$155
Accrued expenses	1,754	1,131
Finance leases	30	28
Notes payable	-	56
Operating lease liabilities	50	-
Contingent consideration	175	-
Contract liabilities	791	641
Total current liabilities	2,886	2,011

Contract liabilities, net of current portion	423	422
Finance leases, net of current portion	86	116
Operating lease liabilities, net of current portion	1	-
Total liabilities	3,396	2,549

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,884,755 shares issued and outstanding as of December 31, 2019 and 14,394,113 shares issued
and outstanding as of December 31, 2018	15	14
Additional paid-in capital	62,400	61,153
Accumulated deficit	(58,028)	(59,167)
Total stockholders' equity	4,387	2,000

Total Liabilities and Stockholders' Equity	$7,783	$4,549

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2019	2018
Service revenue	$12,745	$10,461
Product revenue	1,691	1,447
Total revenue	14,436	11,908

Operating expenses:
Cost of service revenue	3,456	3,092
Cost of product revenue	895	727
Selling and marketing	3,862	3,403
General and administrative	4,235	4,091
Research and development	853	801
Total operating expenses	13,301	12,114

Income/(loss) from operations	1,135	(206)

Other income/(expense):
Interest income	6	7
Interest expense	(12)	(12)
Other income, net	16	3
Total other income/(expense), net	10	(2)

Income/(loss) before income tax	1,145	(208)

Income tax provision	(6)	(15)

Net income/(loss)	$1,139	$(223)

Earnings/(loss) per common share:
Basic	$0.08	$(0.02)
Diluted	$0.07	$(0.02)

Weighted-average common shares outstanding:
Basic	14,570,286	14,332,092
Diluted	15,559,863	14,332,092

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	14,287,556	$14	$60,560	$(58,944)	$1,630
Share-based compensation	-	-	438	-	438
Issuance of common stock for exercise of stock options	106,557	-	155	-	155
Net loss	-	-	-	(223)	(223)
Balance, December 31, 2018	14,394,113	14	61,153	(59,167)	2,000
Share-based compensation	-	-	399	-	399
Vesting of restricted stock units	24,992	-	-	-	-
Issuance of common stock for exercise of stock options	465,650	1	848	-	849
Net income	-	-	-	1,139	1,139
Balance, December 31, 2019	14,884,755	$15	$62,400	$(58,028)	$4,387

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,139	$(223)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	94	92
Share-based compensation	399	438
Changes in assets and liabilities:
Trade receivables	43	(26)
Contract assets	(10)	(9)
Equipment financing receivables	(453)	(77)
Inventories	(112)	(139)
Contract costs	(102)	30
Prepaid expenses	103	32
Income tax receivable	(3)	(1)
Other assets	11	14
Accounts payable and accrued expenses	378	246
Contract liabilities	151	75
Net cash provided by operating activities	1,638	452

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(72)	(7)
Net cash used for investing activities	(72)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(28)	(10)
Proceeds from notes payable	-	130
Repayments made on notes payable	(56)	(153)
Proceeds from exercise of options	849	155
Net cash provided by financing activities	765	122

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,331	567

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE YEAR	1,949	1,382

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE YEAR	$4,280	$1,949

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(9)	$(16)
Interest expense	$(12)	$(12)
Supplemental disclosure of non-cash investing and financing information:
Prepaid assets financed through finance leases	$-	$25
Property and equipment financed through finance leases	$-	$129
Contingent consideration related to intangible asset acquisition	$175	$-
Purchase of intangible assets included in accrued expenses	$176	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
Description of Business and Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo is an award-winning premier provider of cloud communications, UCaaS, call center, collaboration services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services.

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019 and 2018, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,004,000 and $1,645,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of December 31, 2019 and 2018, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2019 and 2018, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$4,180,000	$1,849,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the
consolidated statement of cash flows	$4,280,000	$1,949,000

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $815,000 and $713,000 at December 31, 2019 and December 31, 2018, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the year ended December 31, 2019 and 2018, the Company amortized $499,000 and $476,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to five years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation expense is included in general and administrative expenses and totaled $41,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively. Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in the statement of operations.

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. During the years ended December 31, 2019 and 2018, the Company acquired customer relationships for an aggregate purchase price of $351,000 and $0, respectively. The assets acquired were not material to our consolidated financial statements.

Goodwill – Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets – Our intangible assets consist of customer relationships. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2019 and 2018.

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates – In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions and asset acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, annual incentive bonuses accrual, recoverability of long-lived assets and product warranty liabilities. Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

Contingencies – The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, it accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it uses the amount that is the low end of such range.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For 2019, actual warranty costs were approximately 1.6% of prior year net product revenue and the annual warranty provision was approximately 2.2% of current year net product revenue.

Contingent Consideration – Contingent consideration represents deferred asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets.

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

Lease Obligations – We determine if an agreement is a lease at inception. We evaluate the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in our consolidated balance sheets.

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the years ended December 31, 2019 and 2018.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2019 and 2018. One telecommunications services customer accounted for 11% and 22% of total trade accounts receivable as of December 31, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in December 2018, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and in July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) - Targeted Improvements (collectively, “the new lease standard” or “ASC 842”). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. This ASU does not significantly change the previous lease guidance for how a lessee should recognize, measure, and present expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our consolidated statement of operations or our consolidated statement cash flows.

In August 2018, the FASB issued ASU 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance also applies to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. The guidance in ASC 718 does not apply to instruments issued to a lender or an investor in a financing (e.g., in a capital raising) transaction. It also does not apply to equity instruments granted when selling goods or services to customers in the scope of ASC 606. However, the guidance states that share-based payments granted to a customer in exchange for a distinct good or service to be used or consumed in the grantor’s own operations are accounted for under ASC 718. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of this ASU did not have an impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company will adopt this standard effective January 1, 2020 and the adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Following the effective date philosophy for all other entities in ASU 2019-10, which includes smaller reporting companies (SRCs), this guidance is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not plan to early adopt this ASU. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

2.
Changes in Accounting Principles

Except for the changes below, the Company has consistently applied the accounting principles to all periods presented in these consolidated financial statements. The Company adopted Topic 842, Leases with a date of the initial application of January 1, 2019.

We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows.

3.
Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 20.

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

Year Ended December 31, 2019	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,691	$-	$1,691
Equipment financing revenue	117	-	117
Telecommunications services	10,809	-	10,809
Fees, commissions, and other, recognized over time	844	-	844
One time fees, commissions and other	319	-	319
Website hosting services	-	586	586
Website management services and other	-	70	70
	$13,780	$656	$14,436
Timing of revenue recognition
Products and fees recognized at a point in time	$2,010	$-	$2,010
Services and fees transferred over time	11,770	656	12,426
	$13,780	$656	$14,436

Year Ended December 31, 2018	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,447	$-	$1,447
Equipment financing revenue	105	-	105
Telecommunications services	8,817	-	8,817
Fees, commissions, and other, recognized over time	629	-	629
One time fees, commissions and other	85	-	85
Website hosting services	-	708	708
Website management services and other	-	117	117
	$11,083	$825	$11,908
Timing of revenue recognition
Products and fees recognized at a point in time	$1,532	$-	$1,532
Services and fees transferred over time	9,551	825	10,376
	$11,083	$825	$11,908

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,	December 31,
(In thousands)	2019	2018
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$386	$429
Contract assets	22	12
Contract liabilities	1,214	1,063

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2019		December 31, 2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(882)	$-	$(837)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	1,033	-	912
Transferred to receivables from contract assets recognized at the beginning of the period	(13)	-	(2)	-
Increase due to additional unamortized discounts	23	-	11	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Desktop devices	$166	-	-	-	-		$166
Telecommunications service	$10,012	7,134	4,984	2,878	934	2	$25,944
All consideration from contracts with customers is included in the amounts presented above

4.
Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2018 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2019	2018
Net income/(loss) (in thousands) (A)	$1,139	$(223)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	14,570,286	14,332,092
Dilutive effect of stock-based awards	989,577	-
Diluted weighted-average outstanding shares of common stock (C)	15,559,863	14,332,092

Earnings/(loss) per common share:
Basic (A/B)	$0.08	$(0.02)
Diluted (A/C)	$0.07	$(0.02)

For the year ended December 31, 2019 and 2018, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings/(loss) per share because including them would be anti-dilutive.

	Year Ended December 31,
	2019	2018
Stock options	1,236,096	1,585,458

5.
Acquisitions

DoubleHorn, LLC Asset Acquisition

On December 31, 2019, the Company acquired certain assets from DoubleHorn, LLC. The aggregate purchase price of approximately $351,000 consisted of $176,000 of cash payable at closing and $175,000 of contingent consideration it estimates will be paid during the six month earn-out period. The Company concluded that the DoubleHorn acquisition met the definition of an asset acquisition under ASU 2017-01, "Clarifying the Definition of a Business", and the cost was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The customer relationships intangible asset will be amortized over a six year estimated useful life following the pattern of the economic benefits. The following table presents the cost of the acquisition and the allocation to assets acquired based upon their relative fair value:

Consideration (including estimated unpaid contingent consideration):
Cash	$176
Contingent consideration	175
Total consideration	$351

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer Relationships	$351
Net assets acquired	351

6.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2019	2018
Gross trade receivables	$400	$443
Less: allowance for doubtful accounts	(14)	(14)
Trade receivables, net	$386	$429

Current trade receivables, net	$380	$419
Long-term trade receivables, net	6	10
Trade receivables, net	$386	$429

7.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid corporate insurance	$48	$43
Prepaid software services	17	28
Prepaid tax liability deposit	3	48
Prepaid inventory deposits	-	61
Other prepaid expenses	73	64
Total prepaid assets	$141	$244

8.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Software	$346	$333
Computers and office equipment	1,388	1,524
Leasehold improvements	85	25
Less accumulated depreciation	(1,664)	(1,758)
Total property and equipment, net	$155	$124

Depreciation expense is included in general and administrative expenses and totaled $41,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively.

9.
Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,
	2019	2018
Customer relationships	$1,292	$941
Less: accumulated amortization	(827)	(774)
Total intangible assets, net	$465	$167

Amortization expense is included in general and administrative expenses and totaled $53,000 and $72,000 for the years ended December 31, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2019 (in thousands):

Year ending December 31,
2020	$120
2021	99
2022	82
2023	71
2024	53
2025	40
Total	$465

10.
Goodwill

The Company has recorded goodwill as a result of its business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of the Company’s acquisitions, the objective of the acquisition was to expand the Company’s product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Goodwill
Balance at January 1, 2018	$272
Increase (decrease)	-
Balance at December 31, 2018	272
Increase (decrease)	-
Balance at December 31, 2019	$272

11.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	December 31,
	2019	2018
Accrued wages and benefits	$538	$301
Accrued accounts payable	566	243
Accrued sales and telecommunications taxes	529	480
Product warranty liability	37	16
Other	84	91
Total accrued expenses	$1,754	$1,131

The changes in aggregate product warranty liabilities for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2018	$-
Accrual for warranties	31
Warranty settlements	(15)
Balance at December 31, 2018	16
Accrual for warranties	37
Adjustments related to pre-existing warranties	7
Warranty settlements	(23)
Balance at December 31, 2019	$37

Product warranty expense is included in cost of product revenue expense and totaled $44,000 and $31,000 for the years ended December 31, 2019 and 2018, respectively.

12.
Notes Payable

Notes payable consists of short-term financing arrangements for equipment and corporate insurance. The Company’s outstanding balances under its note payable agreements were $0 and $56,000 as of December 31, 2019 and 2018, respectively.

13.
Fair Value Measurements

We have financial instruments as of December 31, 2019 and 2018 for which the fair value is summarized below (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$386	$386	$429	$429
Equipment financing receivables	704	704	251	251
Liabilities:
Finance leases	$116	$116	$144	$144
Notes payable	-	-	56	56
Asset acquisition contingent consideration	175	175	-	-

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2019 and 2018 (in thousands):

		Fair value measurement at reporting date
Description	As of December 31, 2019	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$175	$-	$-	$175

Description	As of December 31, 2018	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

The recurring Level 3 measurement of our asset acquisition contingent consideration liability includes the following significant unobservable inputs at December 31, 2019 (in thousands):

Contingent consideration liability	Fair Value at December 31, 2019	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$175	Discounted cash flow	Discount Rate	3.67%

			Probability of milestone payment	90%
			Projected year of payments	2020

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2019 are shown in the table below (in thousands):

Asset Acquisition Contingent Consideration
Balance at December 31, 2017	$-
Additions	-
Balance at December 31, 2018	$-
Additions	175
Balance at December 31, 2019	$175

14.
Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2019 were as follows:

Stock-based compensation plans:
Outstanding option awards	3,286,672
Available for future grants	1,714,542
5,001,214

15.
Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 5,001,214 shares to eligible employees, consultants, and directors. As of December 31, 2019, we had 1,714,542 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2019 and 2018 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2019	2018
Weighted-average fair value of options granted	$1.76	$1.86
Expected volatility	89%	88%
Expected life (in years)	4.20	4.30
Risk-free interest rate	2.18%	2.69%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity under the plans for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	3,648,939	$2.61	4.3 years	$1,346
Granted	329,000	2.83
Exercised	(106,557)	1.46
Cancelled/forfeited	(207,382)	1.72
Outstanding at December 31, 2018	3,664,000	2.71	3.5 years	1,007
Granted	210,500	2.70
Exercised	(465,650)	1.82
Cancelled/forfeited	(219,690)	6.26
Outstanding at December 31, 2019	3,189,160	2.60	2.9 years	5,668
Shares vested and expected to vest	3,128,660	2.60	2.9 years	5,576
Exercisable as of December 31, 2019	2,926,485	2.59	2.6 years	5,266
Exercisable as of December 31, 2018	3,363,569	2.73	3.3 years	968

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018, was $829,000 and $107,000 respectively.

As of December 31, 2019, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $446,000 and the weighted-average period over which these awards are expected to be recognized is approximately 1.8 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding:

	Years Ended December 31,
	2020	2021	2022
RSUs with service-based vesting conditions	29,990	29,988	5,030

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2019 and 2018:

Weighted-Average
	Number of Units	Fair Value
Outstanding at January 1, 2018	-	$-
Granted	-	-
Vested/released	-	-
Cancelled/forfeited	-	-
Outstanding at December 31, 2018	-	-
Granted	90,000	2.25
Vested/released	(24,992)	2.25
Cancelled/forfeited	-	-
Outstanding at December 31, 2019	65,008	2.25

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $2.25 and $0, respectively.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2019 and 2018, was $86,000 and $0 respectively.

As of December 31, 2019, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $143,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.1 years.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Share-based compensation expense by type:
Stock options	$339	$438
Restricted stock units	60	-
Total cost related to share-based compensation expense	$399	$438
Share-based compensation expense by financial statement line item:
Cost of revenue	$57	$136
Research and development	46	71
Selling and marketing	72	69
General and administrative	224	162
Total cost related to share-based compensation expense	$399	$438

There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2019 and 2018, respectively.

16.
Income Taxes

The income tax benefit/(expense) consisted of the following for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Current income tax (expense):
Federal	$-	$-
State and local	(6)	(15)
Current income tax (expense)	$(6)	$(15)

There was no deferred income tax benefit/(expense) for the years ended December 31, 2019 and 2018.

The income tax provision attributable to income/(loss) before income tax benefit/(expense) for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 21%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018
U.S. federal statutory income tax benefit/(expense)	$(241)	$43
Increase in income tax benefit resulting from:
State and local income tax expense, net of federal effect	(831)	(539)
Change in the valuation allowance for net deferred income tax assets	972	583
Other, net	94	(102)
Income tax (expense)	$(6)	$(15)

As of December 31, 2019 and 2018, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Accrued expenses	$83	$45
Deferred revenue	314	278
Net operating loss carry-forwards	4,760	5,946
Stock-based compensation	2,262	2,258
Other	398	505
Subtotal	7,817	9,032
Valuation allowance	(7,548)	(8,755)
Total deferred income tax assets	269	277

Deferred income tax liabilities:
Property and equipment	(19)	(28)
Prepaid expenses and other	(250)	(249)
Total deferred income tax liabilities	(269)	(277)

Net deferred income tax assets (liabilities)	$-	$-

As of December 31, 2019, we had NOL and research and development tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $18,520,000 and $81,000 respectively. $18,336,000 of the NOLs will begin to expire in 2031 through 2037, and the remaining $184,000 of the NOLs will not expire. The research and development credits will expire in 2020.

During the fiscal year ended June 30, 2002 (our fiscal year was subsequently changed to December 31), we experienced a change in ownership, as defined by the Internal Revenue Code, as amended (the “Code”) under Section 382. A change of ownership occurs when ownership of a company increases by more than 50 percentage points over a three-year testing period of certain stockholders. As a result of this ownership change we determined that our annual limitation on the utilization of our federal pre-ownership change net operating loss (“NOL”) carry-forwards is approximately $461,000 per year. We determined that the Company would only be able to utilize $4,760,000 of our pre-ownership change NOL carry-forwards and will forgo utilizing $14,871,000 of our pre-ownership change NOL carry-forwards as a result of this ownership change. We do not account for forgone NOL carryovers in our deferred tax assets and only account for the NOL carry-forwards that will not expire unutilized as a result of the restrictions of Code Section 382.

We also have state NOL and research and development credit carry-forwards of approximately $14,746,000 and $61,000, which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. Based on the significant negative evidence of cumulative losses and history of loss carryforwards expiring unutilized, the positive evidence of forecasts of future profitability was not sufficient to overcome the negative evidence. As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2019 and 2018; accordingly, we recorded a full valuation allowance. The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $7,548,000 and $8,755,000 respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The new law includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future. As a result, our net deferred tax assets, without regard to the valuation allowance, decreased by $4.5 million. This decrease was offset by a corresponding decrease in our valuation allowance. There was no charge to our income tax expense as a result of the reduction in corporate income tax rate.

The net change in our valuation allowance was a decrease of $1,207,000 for the year ended December 31, 2019 and a decrease of $583,000 for the year ended December 31, 2018.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2018	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2018	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2019	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2019 and 2018, respectively.

Our U.S. federal income tax returns for fiscal 2016 through 2019 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2015.

17.
Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We lease our corporate office space and equipment under operating leases. We lease data center equipment, including maintenance contracts under finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants. Our lease terms include options, at our sole discretion, to extend or terminate the lease. At the adoption date of ASC Topic 842, the Company was reasonably certain that we would exercise our option to renew our corporate office space operating lease. Lease expense is recognized on a straight-line basis over the lease term.

We lease the corporate office space in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There is a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as of the adoption date of ASC Topic 842, and at the time we were reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the years ended December 31, 2019 and 2018 was $234,000 and $0, respectively. Rental expense incurred on operating leases for the years ended December 31, 2019 and 2018 was approximately $300,000 and $300,000, respectively.

As of December 31, 2019 we initiated the process to purchase the corporate office space back from our lessor and gave notice that we will not be exercising our option to renew for another three year term. The ROU asset and associated lease liabilities were revalued as of December 31, 2019 for the remaining two months of the lease term. This resulted in an adjustment of approximately $804,000 for the associated ROU, $250,000 for the operating lease liability, current portion, and $554,000 for the operating lease liability, net of current portion.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $116,000 and $144,000 as of December 31, 2019 and December 31, 2018, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of December 31, 2019 and December 31, 2018, respectively. Related accumulated depreciation totaled $41,000 and $15,000 as of December 31, 2019 and December 31, 2018, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $8,000 and $8,000 for the years ended December 31, 2019 and 2018, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $9,000 and $4,000 for the years ended December 31, 2019 and 2018, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2019 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2020	$51	$36
2021	1	37
2022	-	36
2023	-	22
2024	-	-
Total minimum lease payments	52	131
Less: amount representing interest	(1)	(15)
Present value of minimum lease payments	$51	$116

Lease term and discount rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	0.3
Finance leases	3.6
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$300
Operating cash flows from finance leases	9
Financing cash flows from finance leases	28

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

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the profit or loss, if any, is presented on a net basis. In addition, we have elected to account for sales tax and other similar taxes collected from a lessee as lessee costs and therefore we exclude these costs from contract consideration and variable consideration and present revenue net of these costs.

The components of lease income is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Lease income - sales type	$576	$205
Interest income on lease receivables	117	105
Total lease income	693	310

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,
	2019	2018
Gross financing receivables	$1,086	$392
Less unearned income	(382)	(141)
Financing receivables, net	704	251
Less: Current portion of finance receivables, net	(143)	(67)
Finance receivables due after one year	$561	$184

Future minimum lease payments as of December 31, 2019, consisted of the following:

Year ending December 31,	Lease Receivables
2020	$300
2021	289
2022	237
2023	177
2024	83
Gross equipment financing receivables	1,086
Less: unearned income	(382)
Equipment financing receivables, net	$704

18.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved.  Under our 2019 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, were determinable based upon two measures of corporate financial performance. For there to be any award to a participant, the following two criterial must be met (a) The revenue for the year ended December 31, 2019 must exceed the budgeted revenue approved by the Board; and (b) adjusted EBITDA must exceeds the budgeted adjusted EBITDA approved by the board. If the requirement of (a) are met there shall be an award pool of fifty (50) percent of the excess above the budgeted adjusted EBITDA, to be allocated to participants based on the participant’s proportionate share. The total maximum amount that may be placed in the pool would be $200,000 (which would require adjusted EBITDA to exceed target by $400,000). Both of these measures were met and the $200,000 was included in accrued expenses in the accompanying balance sheet as of December 31, 2019.

19.
Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2019 and 2018, we contributed approximately $123,000 and $115,000 to the retirement savings plan, respectively.

20.
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

	Year Ended December 31,
	2019	2018
Revenue:
Cloud telecommunications	$13,780	$11,083
Web services	656	825
Consolidated revenue	14,436	11,908

Income/(loss) from operations:
Cloud telecommunications	864	(613)
Web services	271	407
Total operating income/(loss)	1,135	(206)
Other income/(expense), net:
Cloud telecommunications	(2)	5
Web services	12	(7)
Total other income/(expense), net	10	(2)
Income/(loss) before income tax provision:
Cloud telecommunications	862	(608)
Web services	283	400
Income/(loss) before income tax provision	$1,145	$(208)

Depreciation and amortization was $90,000 and $86,000 for the Cloud Telecommunications segment for the years ended December 31, 2019 and 2018, respectively. Depreciation and amortization was $4,000 and $6,000 for the Web Services segment for the years ended December 31, 2019 and 2018, respectively.

Interest income was $6,000 and $7,000 for the Web Services segment for the years ended December 31, 2019 and 2018, respectively.

Interest expense was $11,000 and $12,000 for the Cloud Telecommunications segment for the years ended December 31, 2019 and 2018 respectively. Interest expense was $1,000 and $0 for the Web Services segment for the years ended December 31, 2019 and 2018, respectively.

21.
Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
Consolidated	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenue	$3,008	$3,147	$3,259	$3,331
Product revenue	484	467	343	397
Total revenue	3,492	3,614	3,602	3,728
Operating expenses:
Cost of service revenue	877	874	836	869
Cost of product revenue	249	243	172	231
Selling and marketing	899	963	1,003	997
General and administrative	1,014	997	1,040	1,184
Research and development	212	197	215	229
Total operating expenses	3,251	3,274	3,266	3,510
Income from operations	241	340	336	218
Total other income/(expense), net	1	2	(2)	9
Income before income taxes	242	342	334	227
Income tax benefit/(provision)	(3)	(4)	-	1
Net income	$239	$338	$334	$228

Basic earnings per common share (1)	$0.02	$0.02	$0.02	$0.02
Diluted earnings per common share (1)	$0.02	$0.02	$0.02	$0.01

	For the three months ended
Consolidated	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenue	$2,442	$2,540	$2,712	$2,767
Product revenue	366	437	314	330
Total revenue	2,808	2,977	3,026	3,097
Operating expenses:
Cost of service revenue	729	731	833	799
Cost of product revenue	187	201	161	178
Selling and marketing	829	767	910	897
General and administrative	945	1,034	1,101	1,011
Research and development	181	194	214	212
Total operating expenses	2,871	2,927	3,219	3,097
Income/(loss) from operations	(63)	50	(193)	-
Total other income/(expense), net	4	-	2	(8)
Income/(loss) before income taxes	(59)	50	(191)	(8)
Income tax provision	(4)	(3)	(8)	-
Net income/(loss)	$(63)	$47	$(199)	$(8)

Basic earnings/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted earnings/(loss) per common share (1)	$(0.00)	$0.00	$(0.01)	$(0.00)

———————

 (1)
Earnings/(loss) per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings/(loss) per common share amounts do not necessarily equal the total for the twelve month periods presented.

22.
Subsequent Events

On January 27, 2020, the Company entered into an agreement to purchase our corporate office building located at 1615 S 52nd St, Tempe, AZ 85281 from a Company that is owned by the major shareholder and CEO of the Company for $2,500,000. Simultaneously with the execution of the purchase agreement and the closing of the purchase of the Property, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) of the purchase price. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by office building.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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
2.
The Financial Statement Schedule on page 66 of this Annual Report.
3.
Exhibit Index as seen below.
EXHIBIT INDEX

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 28, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp. and Galaxy Enterprises, Inc.	8-K	3/21/00	10.1
3.1	Certificate of Incorporation	S-1	6/1/99	3.1
3.2	Certificate of Amendment to Certificate of Incorporation	S-1	9/7/00	3.1
3.3	Certificate of Amendment to Certificate of Incorporation	10-K	10/15/02	3.3
3.4	Amended and Restated Bylaws	10-Q	11/20/01	3.2
3.5	Certificate of Ownership and Merger (4)	S-1/A	11/12/99	3.3
3.6	Articles of Merger	S-1/A	11/12/99	3.4
4.1	Form of Common Stock Certificate	10-K	10/15/02	4.1
4.2*	Form of Representatives’ Warrant	S-1	6/1/99	4.1
4.3	Description of Capital Stock	10-K	3/3/20	4.3	X
10.1*	1998 Stock Compensation Program	S-1	6/1/99	10.6
10.2*	Amended and Restated 1998 Stock Option Plan for Senior Executives	10-K	9/29/03	10.2
10.3*	Amended and Restated 1999 Stock Option Plan for Non-Executives	10-K	9/29/03	10.3
10.5*	2003 Equity Incentive Plan	10-K	9/10/04	10.11
10.6*	2013 Long-Term Incentive Plan	14-A	4/30/13
10.7	Deed of Sale, dated February 28, 2014, from Crexendo, Inc. to SGM EXE, LLC.	8-K	3/4/14	10.1
10.8	Lease Agreement dated as of March 1, 2014 between Crexendo, Inc. and SGM EXE, LLC.	8-K	3/4/14	10.2
10.9	Stock Purchase Agreement, dated December 24, 2014 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/24/14	10.1
10.10	Term Loan Agreement, dated December 31, 2015 between Crexendo, Inc. and CEO Steven G. Mihaylo	8-K	12/31/15	10.1
10.11	Amendment to a term Loan Agreement, dated June 28, 2016, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	6/30/16	10.1
10.12	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.13	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.14	Amendment to a term Loan Agreement, dated February 27, 2017, between Crexendo, Inc. and Steven G. Mihaylo, as Trustee of the Steven G. Mihaylo Trust dated August 19, 1999	8-K	2/28/17	10.1
10.15	Purchase and Sale Agreement with an effective date of January 27, 2020 by and among SGM EXE, LLC, Seller and Crexendo, Business Solutions, Inc. Purchaser.	8-K	1/29/2020	10.1
10.16	Loan Agreement between Bank of America, N.A. and Crexendo Business Solutions, Inc. dated January 22 2020, entered into on January 27, 2020.	8-K	1/29/2020	10.2
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 3, 2020	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2020	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 3, 2020	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

Date: March 3, 2020	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 3, 2020	By:	/s/ Jeffrey P. Bash
Jeffrey P. Bash Director

Date: March 3, 2020	By:	/s/ David Williams
David Williams Director

Date: March 3, 2020	By:	/s/ Anil Puri
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2019
Allowance for doubtful accounts receivable	$14	-	-	$14
Deferred income tax asset valuation allowance	$8,755	-	(1,207)	$7,548
Year ended December 31, 2018
Allowance for doubtful accounts receivable	$29	-	(15)	$14
Deferred income tax asset valuation allowance	$9,338	-	(583)	$8,755