Form 10-Q
period 2020-03-31
Crexendo, Inc.
filed 2020-05-05
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2020 was 15,015,032.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,435	$4,180
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $17
as of March 31, 2020 and $14 as of December 31, 2019	437	380
Contract assets	28	22
Inventories	229	382
Equipment financing receivables	171	143
Contract costs	386	379
Prepaid expenses	464	141
Income tax receivable	1	4
Total current assets	5,251	5,731

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of March 31, 2020 and December 31, 2019	3	6
Long-term equipment financing receivables, net	635	561
Property and equipment, net	2,610	155
Operating lease right-of-use assets	1	51
Intangible assets, net	435	465
Goodwill	272	272
Contract costs, net of current portion	449	436
Other long-term assets	156	106
Total Assets	$9,812	$7,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53	$86
Accrued expenses	1,497	1,754
Finance leases	30	30
Notes payable	69	-
Operating lease liabilities	-	50
Contigent consideration	175	175
Contract liabilities	847	791
Total current liabilities	2,671	2,886

Contract liabilities, net of current portion	420	423
Finance leases, net of current portion	78	86
Notes payable, net of current portion	1,926	-
Operating lease liabilities, net of current portion	1	1
Total liabilities	5,096	3,396

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 14,941,453 shares issued and outstanding as of March 31, 2020 and 14,884,755 shares issued
and outstanding as of December 31, 2019	15	15
Additional paid-in capital	62,589	62,400
Accumulated deficit	(57,888)	(58,028)
Total stockholders' equity	4,716	4,387

Total Liabilities and Stockholders' Equity	$9,812	$7,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2020	2019
Service revenue	$3,488	$3,008
Product revenue	379	484
Total revenue	3,867	3,492

Operating expenses:
Cost of service revenue	970	877
Cost of product revenue	220	249
Selling and marketing	1,038	899
General and administrative	1,188	1,014
Research and development	270	212
Total operating expenses	3,686	3,251

Income from operations	181	241

Other income/(expense):
Interest income	1	1
Interest expense	(9)	(5)
Other income/(expense), net	(30)	5
Total other income/(expense), net	(38)	1

Income before income tax	143	242

Income tax provision	(3)	(3)

Net income	$140	$239

Earnings per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted-average common shares outstanding:
Basic	14,904,599	14,394,645
Diluted	16,262,886	15,139,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited, in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$(58,028)	$4,387
Share-based compensation	-	-	105	-	105
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	84
Net income	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$(57,888)	$4,716

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140	$239
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization	103	22
Share-based compensation	105	91
Changes in assets and liabilities:
Trade receivables	(54)	(165)
Contract assets	(6)	(4)
Equipment financing receivables	(102)	(94)
Inventories	153	(70)
Contract costs	(20)	(43)
Prepaid expenses	(323)	61
Income tax receivable	3	1
Other assets	(50)	15
Accounts payable and accrued expenses	(290)	138
Income tax payable	-	2
Contract liabilities	53	101
Net cash provided by/(used for) operating activities	(288)	294

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(528)	-
Net cash used for investing activities	(528)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(8)	(9)
Repayments made on notes payable	(5)	(40)
Proceeds from exercise of options	84	-
Net cash provided by/(used for) financing activities	71	(49)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(745)	245

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	4,280	1,949

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$3,535	$2,194

Cash used during the year for:
Interest expense	$(9)	$(5)
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with a note payable	$2,000	$-

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $3,251,000 and $4,004,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of March 31, 2020 and December 31, 2019, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2020 and December 31, 2019, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$3,435	$2,094
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$3,535	$2,194

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $835,000 and $815,000 at March 31, 2020 and December 31, 2019, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2020 and 2019, the Company amortized $111,000 and $115,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to thirty-nine years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $73,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciable lives by asset group are as follows:

Computer and office equipment	2 to 5 years
Computer software	3 years
Furniture and fixtures	4 years
Building	39 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in the statement of operations.

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. During the three months ended March 31, 2020 and the year ended December 31,2019, the Company acquired customer relationships for an aggregate purchase price of $0 and $351,000, respectively. The assets acquired were not material to our consolidated financial statements.

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

Product and Service Revenue Recognition – Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 2.

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

Comprehensive Income – There were no other components of comprehensive income other than net income for the three months ended March 31, 2020 and 2019.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2020 and 2019. No customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2020 and one telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2019.

Recently Adopted Accounting Pronouncements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 effective January 1, 2020. The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in December 2018, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and in July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) - Targeted Improvements (collectively, “the new lease standard” or “ASC 842”). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. This ASU does not significantly change the previous lease guidance for how a lessee should recognize, measure, and present expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. We adopted Topic 842 as of January 1, 2019, using the alternative transition method that allowed us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the period of adoption. We used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of Topic 842 did not have a material adjustment to the opening balance of retained earnings. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities. As a result of the adoption of the standard, the Company recognized ROU assets and lease liabilities of $1,088,000 as of January 1, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statement of operations or our condensed consolidated statement cash flows.

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

Recently Issued Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Following the effective date philosophy for all other entities in ASU 2019-10, which includes smaller reporting companies (SRCs), this guidance is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not plan to early adopt this ASU. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Three Months Ended March 31, 2020	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$379	$-	$379
Equipment financing revenue	45	-	45
Telecommunications services	3,025	-	3,025
Fees, commissions, and other, recognized over time	233	-	233
One time fees, commissions and other	29	-	29
Website hosting services	-	133	133
Website management services and other	-	23	23
	$3,711	$156	$3,867
Timing of revenue recognition
Products and fees recognized at a point in time	$408	$-	$408
Services and fees transferred over time	3,303	156	3,459
	$3,711	$156	$3,867

Three Months Ended March 31, 2019	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$484	$-	$484
Equipment financing revenue	22	-	22
Telecommunications services	2,507	-	2,507
Fees, commissions, and other, recognized over time	191	-	191
One time fees, commissions and other	110	-	110
Website hosting services	-	146	146
Website management services and other	-	32	32
	$3,314	$178	$3,492
Timing of revenue recognition
Products and fees recognized at a point in time	$594	$-	$594
Services and fees transferred over time	2,720	178	2,898
	$3,314	$178	$3,492

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
(In thousands)	2020	2019
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$440	$386
Contract assets	28	22
Contract liabilities	1,267	1,214

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
	March 31, 2020		December 31, 2019
(In thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(738)	$-	$(882)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	791	-	1,033
Transferred to receivables from contract assets recognized at the beginning of the period	(3)	-	(13)	-
Increase due to additional unamortized discounts	9	-	23	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Desktop devices	$183	-	-	-	-	-	$183
Telecommunications service	$8,123	7,833	5,588	3,495	1,330	31	$26,400
All consideration from contracts with customers is included in the amounts presented above

3.
Earnings Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2020	2019
Net income (in thousands) (A)	$140	$239

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	14,904,599	14,394,645
Dilutive effect of stock-based awards	1,358,287	745,213
Diluted weighted-average outstanding shares of common stock (C)	16,262,886	15,139,858

Earnings per common share:
Basic (A/B)	$0.01	$0.02
Diluted (A/C)	$0.01	$0.02

For the three months ended March 31, 2020 and 2019, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Stock options	350,203	1,529,391

4.
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

Consideration (including estimated unpaid contingent consideration):
Cash	$176
Contingent consideration	175
Total consideration	$351

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	$351
Net assets acquired	$351

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2020	2019
Gross trade receivables	$457	$400
Less: allowance for doubtful accounts	(17)	(14)
Trade receivables, net	$440	$386

Current trade receivables, net	$437	$380
Long-term trade receivables, net	3	6
Trade receivables, net	$440	$386

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid corporate insurance	$17	$48
Prepaid software services and support	184	27
Prepaid employee insurance premiums	57	-
Prepaid inventory deposits	149	-
Other prepaid expenses	57	66
Total prepaid expenses	$464	$141

7.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Customer relationships	$1,292	$1,292
Less: accumulated amortization	(857)	(827)
Total	$435	$465

Amortization expense is included in general and administrative expenses and totaled $30,000 and $13,000 for the three months ended March 31, 2020 and 2019, respectively.

8.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued wages and benefits	$489	$538
Accrued accounts payable	413	566
Accrued sales and telecommunication taxes	464	529
Product warranty liability	39	37
Other	92	84
Total accrued expenses	$1,497	$1,754

The changes in aggregate product warranty liabilities for the year ended December 31, 2019 and three months ended March 31, 2020 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2019	$16
Accrual for warranties	37
Adjustments related to pre-existing warranties	7
Warranty settlements	(23)
Balance at December 31, 2019	37
Accrual for warranties	8
Warranty settlements	(6)
Balance at March 31, 2020	$39

Product warranty expense is included in cost of product revenue and totaled $8,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively.

9.
Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	March 31,	December 31,
	2020	2019
Secured term loan	$1,995	$-
Less: current notes payable	(69)	-
Notes payable, net of current portion	$1,926	$-

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by office building.

10.
Fair Value Measurements

We have financial instruments as of March 31, 2020 and December 31, 2019 for which the fair value is summarized below (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$440	$440	$386	$386
Equipment financing receivables	806	806	704	704
Liabilities:
Finance lease obligations	$108	$108	$116	$116
Notes payable	1,995	1,995	-	-
Asset acquisition contigent consideration	175	175	175	175

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair value measurement at reporting date
Description	As of March 31, 2020	Level 1	Level 2	Level 3
Liabilities:
Asset acquisition contingent consideration	$175	$-	$-	$175

Description	As of December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Asset acquisition contingent consideration	$175	$-	$-	$175

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

The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2019 are shown in the table below (in thousands):

Asset Acquisition Contingent Consideration
Balance at December 31, 2018	$-
Additions	175
Balance at December 31, 2019	$175
Cash payments	-
Balance at March 31, 2020	$175

11.
Income Taxes

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 2.1% and 1.4%, respectively, which resulted in an income tax provision of $3,000 and $3,000, respectively. The tax provision is due to state tax payments made with extensions filed.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. Based on the significant negative evidence of cumulative losses and history of loss carryforwards expiring unutilized, the positive evidence of forecasts of future profitability was not sufficient to overcome the negative evidence. As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of March 31, 2020 and December 31, 2019; accordingly, we recorded a full valuation allowance.

12.
Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We previously leased our corporate office building and equipment under operating leases. We lease data center equipment, including maintenance contracts under finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants. Our lease terms may include options, at our sole discretion, to extend or terminate the lease. At the adoption date of ASC Topic 842, the Company was reasonably certain that we would exercise our option to renew our corporate office building operating lease. Lease expense is recognized on a straight-line basis over the lease term.

We previously leased the corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There was a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we were reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended March 31, 2020 and 2019 was $50,000 and $57,000, respectively. Rental expense incurred on operating leases for the three months ended March 31, 2020 and 2019 was approximately $25,000 and $75,000, respectively.

As of December 31, 2019 we initiated the process to purchase the corporate office building back from our lessor and gave notice that we will not be exercising our option to renew for another three year term. The ROU asset and associated lease liabilities were revalued as of December 31, 2019 for the remaining two months of the lease term. This resulted in an adjustment of approximately $804,000 for the associated ROU, $250,000 for the operating lease liability, current portion, and $554,000 for the operating lease liability, net of current portion.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $108,000 and $116,000 as of March 31, 2020 and December 31, 2019, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of March 31, 2020 and December 31, 2019, respectively. Related accumulated depreciation totaled $47,000 and $22,000 as of March 31, 2020 and 2019, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $2,000 for the three months ended March 31, 2020 and 2019, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $2,000 and $3,000 for the three months ended March 31, 2020 and 2019, respectively.

The maturity of finance lease liabilities as of March 31, 2020 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2020 remaining	$-	$27
2021	1	36
2022	-	37
2023	-	21
Total minimum lease payments	1	121
Less: amount representing interest	-	(13)
Present value of minimum lease payments	$1	$108

Lease term and discount rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.6
Finance leases	3.3
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	2
Financing cash flows from finance leases	8

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

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Gross financing receivables	$1,227	$1,086
Less unearned income	(421)	(382)
Financing receivables, net	806	704
Less: Current portion of finance receivables, net	(171)	(143)
Finance receivables due after one year	$635	$561

Future minimum lease payments as of March 31, 2020, consisted of the following:

Year ending December 31,	Lease Receivables
2020 remaining	$262
2021	338
2022	287
2023	214
2024	113
2025	13
Gross equipment financing receivables	1,227
Less: unearned income	(421)
Equipment financing receivables, net	$806

13.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Under our 2020 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, are determinable based upon four measures of corporate financial performance. The four performance target are; (a) The revenue for the year ended December 31, 2020 must exceed the budgeted revenue approved by the Board; (b) adjusted EBITDA must exceed the budgeted adjusted EBITDA approved by the board; (c) sales bookings for the year ended December 31, 2020 must exceed budgeted Sales Bookings approved by the board; and (d) completion of an asset or business acquisition during the year ended December 31, 2020. If the requirements of (a-c) are met individually, there shall be an award pool of sixty thousand ($60,000) for each performance target achieved during the year ended December 31,2020, to be allocated to participants based on the participant’s proportionate share. If the requirement of (d) is met, there shall be an award pool based on the acquired annual revenue for each asset or business combination completed during the year ended December 31, 2020. An amount of $20,000 per $1M of acquired annualized revenue up to $5 million of acquired annualized revenue; plus $10,000 per $1M of acquired annualized revenue above $5M will be placed in the award pool to be allocated to participating executives based on the participant’s proportionate share. Based on our financial performance as of March 31, 2020, it is reasonably possible that one or multiple of the performance targets may be achieved, however a reasonable estimate of liability cannot be made at this time.

14.
Segments

Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband Internet services. Web Services segment generates revenue from website hosting and other professional services. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income before income tax provision are as follows (in thousands):
	Three Months Ended March 31,
	2020	2019
Revenue:
Cloud telecommunications	$3,711	$3,314
Web services	156	178
Consolidated revenue	3,867	3,492

Income from operations:
Cloud telecommunications	129	163
Web services	52	78
Total operating income	181	241
Other income/(expense), net:
Cloud telecommunications	(6)	(3)
Web services	(32)	4
Total other income/(expense), net	(38)	1
Income before income tax provision:
Cloud telecommunications	123	160
Web services	20	82
Income before income tax provision	$143	$242

Depreciation and amortization was $99,000 and $21,000 for the Cloud Telecommunications segment for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization was $4,000 and $1,000 for the Web Services segment for the three months ended March 31, 2020 and 2019, respectively.

Interest income was $1,000 and $1,000 for the Web Services segment for the three months ended March 31, 2020 and 2019, respectively.

Interest expense was $9,000 and $5,000 for the Cloud Telecommunications segment for the three months ended March 31, 2020 and 2019, respectively.

16.
Subsequent Events

The Company applied for and received a loan (the “Loan”) from Infinity Bank (the “Lender”) in the aggregate principal amount of $1 million, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The Loan is evidenced by a promissory note (a “Note”), dated April 21, 2020 bears interest at a rate of 1.00% per annum, payable monthly commencing on November 21, 2020, following an initial deferral period as specified under the PPP. The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the Loan in whole or in part.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2019 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our Cloud Telecommunications service revenue increased 18% or $502,000 to $3,332,000 for the three months ended March 31, 2020 as compared to $2,830,000 for the three months ended March 31, 2019. Our Cloud Telecommunications product revenue decreased 22% or $105,000 to $379,000 for the three months ended March 31, 2020 as compared to $484,000 for the three months ended March 31, 2019. As of March 31, 2020 and 2019, our backlog was $26,583,000 and $24,226,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 12% or $22,000 to $156,000 for the three months ended March 31, 2020 as compared to $178,000 for the three months ended March 31, 2019.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2020	2019
Service revenue	$3,488	$3,008
Product revenue	379	484
Total revenue	$3,867	$3,492
Income before income taxes	143	242
Income tax provision	(3)	(3)
Net income	140	239
Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 16% or $480,000, to $3,488,000 for the three months ended March 31, 2020 as compared to $3,008,000 for the three months ended March 31, 2019. Cloud Telecommunications service revenue increased 18% or $502,000, to $3,332,000 for the three months ended March 31, 2020 as compared to $2,830,000 for the three months ended March 31, 2019. Web service revenue decreased 12% or $22,000, to $156,000 for the three months ended March 31, 2020 as compared to $178,000 for the three months ended March 31, 2019.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased by 22% or $105,000, to $379,000 for the three months ended March 31, 2020 as compared to $484,000 for the three months ended March 31, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income tax decreased 41% or $99,000, to $143,000 for the three months ended March 31, 2020 as compared to $242,000 for the three months ended March 31, 2019. The decrease in income before income tax is primarily due to an increase in operating expenses of $435,000 and other expenses of $39,000, offset by an increase in revenue of $375,000. During the three months ended March 31, 2020, the Company wrote off leasehold improvements in connection with the purchase of our corporate office building totaling $51,000 and incurred additional salary and benefits related to employee profit sharing plans of $85,000.

Income Tax Provision

We had an income tax provision of $3,000 for the three months ended March 31, 2020 compared to an income tax provision of $3,000 for the three months ended March 31, 2019. We had pre-tax income for the three months ended March 31, 2020 and 2019 of $143,000 and $242,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended March 31, 2020 and 2019.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income/(loss) and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income/(loss) to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and amortization of intangibles. We define EBITDA as U.S. GAAP net income/(loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation, and rent expense paid with stock. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our May 5, 2020 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
U.S. GAAP net income	$140	$239
Share-based compensation	105	91
Amortization of intangible assets	30	13
Non-GAAP net income	$275	$343

Non-GAAP earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted-average common shares outstanding:
Basic	14,904,599	14,394,645
Diluted	16,262,886	15,139,858

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
U.S. GAAP net income	$140	$239
Depreciation and amortization	103	22
Interest expense	9	5
Interest and other expense/(income)	29	(6)
Income tax provision	3	3
EBITDA	284	263
Share-based compensation	105	91
Adjusted EBITDA	$389	$354

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications	2020	2019
Service revenue	$3,332	$2,830
Product revenue	379	484
Total revenue	$3,711	$3,314
Operating expenses:
Cost of service revenue	$945	$843
Cost of product revenue	220	249
Research and development	262	206
Selling and marketing	1,038	899
General and administrative	1,117	954
Total operating expenses	3,582	3,151
Operating income	129	163
Other expense	(6)	(3)
Income before tax provision	$123	$160

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 18% or $502,000, to $3,332,000 for the three months ended March 31, 2020 as compared to $2,830,000 for the three months ended March 31, 2019. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $563,000 and an increase in sales-type lease interest of $23,000, offset by a decrease in professional installation revenue of $84,000 related to a higher volume of site surveys and installation service revenue in the first quarter of 2019. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased 22% or $105,000, to $379,000 for the three months ended March 31, 2020 as compared to $484,000 for the three months ended March 31, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2020 and 2019. Backlog increased 10% or $2,357,000 to $26,583,000 as of March 31, 2020 as compared to $24,226,000 as of March 31, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2020 and 2019, and March 31, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of March 31, 2020	$26,583

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of March 31, 2019	$24,226

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 12% or $102,000, to $945,000 for the three months ended March 31, 2020 as compared to $843,000 for the three months ended March 31, 2019. The increase in cost of service revenue was primarily due to an increase in bandwidth costs of $75,000 from an increase in service revenue, an increase in salaries and benefits of $33,000 as a result of an increase in customer support and implementation headcount, an increase in profit sharing costs of $33,000, an increase in credit card processing fees of $16,000, an increase in share-based compensation of $6,000, and an increase in shipping costs of $6,000, offset by a decrease in costs related to professional installation services of $67,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue decreased 12% or $29,000, to $220,000 for the three months ended March 31, 2020 as compared to $249,000 for the three months ended March 31, 2019. The decrease is primarily due to the decrease in product revenue, offset by an increase in device costs and an increase in warranty replacement costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 27% or $56,000, to $262,000 for the three months ended March 31, 2020 as compared to $206,000 for the three months ended March 31, 2019. There was an increase in costs for the maintenance of our customer user interface, an Android mobile phone application, and Java development of $29,000, an increase of $17,000 in salaries and benefits, an increase in profit sharing costs of $7,000, and an increase in share-based compensation of $3,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. Selling and marketing expenses increased 15% or $139,000, to $1,038,000 for the three months ended March 31, 2020 as compared to $899,000 for the three months ended March 31, 2019. The increase in selling and marketing expense is due to an increase in commission expense of $65,000 directly related to an increase in revenue, an increase in salaries and benefits of $41,000 from an increase in headcount, an increase in trade show related expense of $19,000, an increase in bad debt expense of $16,000, and an increase in share-based compensation of $7,000, offset by a decrease in lead generation and other marketing expense of $9,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 17% or $163,000, to $1,117,000 for the three months ended March 31, 2020 as compared to $954,000 for the three months ended March 31, 2019. Consolidated general and administrative expenses increased 17% or $174,000, to $1,188,000 for the three months ended March 31, 2020 as compared to $1,014,000 for the three months ended March 31, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in depreciation and amortization expense of $65,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in administrative salaries and benefits of $60,000, an increase in telecommunication taxes of $22,000, an increase in computer, office equipment, and data center maintenance costs of $19,000, an increase in intangible amortization expense of $17,000 related to the DoubleHorn asset acquisition, an increase in profit sharing costs of $12,000, an increase in IT and engineering contractor costs of $12,000, an increase in closing and inspection fees related to the building purchase of $5,000, an increase in up-listing application fees of $5,000, an increase in accounting and other administrative expense of $4,000, and an increase in investor relations expense of $3,000, offset by a decrease in rent expense of $50,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other expense primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Net other expense increased 100%, or $3,000, to $6,000 for the three months ended March 31, 2020 as compared to $3,000 for the three months ended March 31, 2019. The increase in other expense is due to an increase in allocated interest expense of $3,000 for interest paid on finance agreements.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2020	2019
Service revenue	$156	$178
Operating expenses:
Cost of service revenue	25	34
Research and development	8	6
General and administrative	71	60
Total operating expenses	104	100
Operating income	52	78
Other income/(expense)	(32)	4
Income before tax provision	$20	$82

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 12% or $22,000, to $156,000 for the three months ended March 31, 2020 as compared to $178,000 for the three months ended March 31, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $29,000, offset by an increase professional web management services of $7,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 26% or $9,000, to $25,000 for the three months ended March 31, 2020 as compared to $34,000 for the three months ended March 31, 2019. The decrease in cost of revenue is primarily related to a decrease in customer service salaries and benefits of $7,000, a decrease in bandwidth of $1,000, and a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 33% or $2,000, to $8,000 for the three months ended March 31, 2020 as compared to $6,000 for the three months ended March 31, 2019 due to an increase in salaries and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 18% or $11,000, to $71,000 for the three months ended March 31, 2020 as compared to $60,000 for the three months ended March 31, 2019. Consolidated general and administrative expenses increased 17% or $174,000, to $1,188,000 for the three months ended March 31, 2020 as compared to $1,014,000 for the three months ended March 31, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in depreciation and amortization expense of $65,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in administrative salaries and benefits of $60,000, an increase in telecommunication taxes of $22,000, an increase in computer, office equipment, and data center maintenance costs of $19,000, an increase in intangible amortization expense of $17,000 related to the DoubleHorn asset acquisition, an increase in profit sharing costs of $12,000, an increase in IT and engineering contractor costs of $12,000, an increase in closing and inspection fees related to the building purchase of $5,000, an increase in up-listing application fees of $5,000, an increase in accounting and other administrative expense of $4,000, and an increase in investor relations expense of $3,000, offset by a decrease in rent expense of $50,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other expense increased 900% or $36,000, to $(32,000) of net other expense for the three months ended March 31, 2020 as compared to $4,000 of net other income for the three months ended March 31, 2019. The increase in net other expense is due to a $36,000 increase in foreign exchange losses.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $3,535,000 and $4,280,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital decreased 9% or $265,000 to $2,580,000 as of March 31, 2020 as compared to $2,845,000 at December 31, 2019. The decrease in working capital was primarily related to a decrease in cash and cash equivalents of $745,000, a decrease in inventories of $153,000, a decrease in income tax receivable of $3,000, an increase notes payable of $69,000, and an increase in contract liabilities of $56,000, offset by an increase in trade receivables, net of allowance for doubtful accounts of $57,000, an increase in contract assets of $6,000, an increase in equipment financing receivables of $28,000, an increase in contract costs of $7,000, an increase in prepaid expenses of $323,000, a decrease in accounts payable of $33,000, a decrease in accrued expenses of $257,000, and a decrease in operating lease liabilities of $50,000 during the three months ended March 31, 2020.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash decreased 17% or $745,000 to $3,535,000 at March 31, 2020 as compared to $4,280,000 at December 31, 2019. During the three months ended March 31, 2020, cash used for operating activities was $288,000. Cash flows for financing activities provided $71,000, primarily related to proceeds from the exercise of options of $84,000, offset by repayments made on notes payable of $5,000 and repayments made on finance leases of $8,000 during the period. Cash used for investing activities was $528,000 for the purchase of our corporate office building and building improvements.

Inventories

Inventories decreased 40% or $153,000 to $229,000 at March 31, 2020 as compared to $382,000 at December 31, 2019. Inventory balances fluctuate based on timing of installations and inventory shipments. The decrease is primarily due to first quarter installations and inventory shipment delays. We feel our inventory balance at March 31, 2020 is sufficient to fulfill future installations.

Prepaid Expenses

Prepaid expenses increased 229% or $323,000 to $464,000 at March 31, 2020 as compared to $141,000 at December 31, 2019. The increase is from a $157,000 increase in software subscriptions, a $149,000 increase in inventory deposits, and a $17,000 increase in other prepaid expense accounts.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 14% or $54,000, to $440,000 as of December 31, 2019 as compared to $386,000 as of December 31, 2019. Current trade receivables, net of allowance for doubtful accounts, increased 15% or $57,000, to $437,000 as of March 31, 2020 as compared to $380,000 as of December 31, 2019. The increase in current trade receivables can primarily be attributed to a receivable related to the asset acquisition of DoubleHorn. Long-term trade receivables, net of allowance for doubtful accounts, decreased 50% or $3,000, to $3,000 as of March 31, 2020 as compared to $6,000 as of December 31, 2019. The decrease is primarily due to the receipt of monthly installment payments.

Accounts Payable and Accrued Expenses

Accounts payable decreased 38% or $33,000 to $53,000 at March 31, 2020 as compared to $86,000 at December 31, 2019. The aging of accounts payable as of March 31, 2020 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of check processing schedule.

Accrued expenses decreased 15% or $257,000 to $1,497,000 at March 31, 2020 as compared to $1,754,000 at December 31, 2019. The decrease is from a $200,000 decrease in accrued bonuses due to the payment of the 2019 Profit Sharing Plan, a $176,000 decrease in accrued asset acquisition costs, and a $65,000 decrease in accrued telecommunications and sales tax accrual, offset by a $108,000 increase in accrued salaries and wages due to the timing of payroll, a $42,000 increase in accrued time off, a $23,000 increase in invoices not received during the quarter, and a $11,000 increase in other accrued expense accounts.

Notes Payable

Notes payables increased $1,995,000 to $1,995,000 at March 31, 2019 as compared to $0 at December 31, 2019. The increase in notes payable is from the $2,000,000 note payable related to the purchase of the corporate office building, offset by payments made of $5,000 during the period.

Finance Lease

Finance lease obligations decreased 7% or $8,000, to $108,000 as of March 31, 2020 as compared to $116,000 at December 31, 2019. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $8,000.

Contingent Consideration

Contingent consideration was $175,000 at March 31, 2020 and December 31, 2019.

Operating Lease Liabilities

Operating lease liabilities decreased 98% or $50,000 to $1,000 at March 31, 2020 as compared to $51,000 at December 31, 2019. The decrease is related to the expiration of the corporate office lease and the purchase of the building in January 2020.

Contract Liabilities

Contract liabilities increased 4% or $53,000 to $1,267,000 at March 31, 2020 as compared to $1,214,000 at December 31, 2019. The increase is from an increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period and an increase in down payments of uninstalled contracts. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased 7% or $329,000, to $4,716,000 as of March 31, 2020 as compared to $4,387,000 at December 31, 2019. The increase in total stockholders’ equity was attributable to net income of $140,000 and an increase in additional paid-in capital of $84,000 from stock option exercises and $105,000 of share-based compensation for options issued to employees.

Off Balance Sheet Arrangements

As of March 31, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

We leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company, a related party. On March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. As of December 31, 2019, we initiated the process to purchase our corporate office building and gave notice that we will not be exercising our option to renew for another three year term. The ROU asset and associated lease liabilities were revalued as of December 31, 2019 for the remaining two months of the lease term. This resulted in an adjustment of approximately $804,000 for the associated ROU, $250,000 for the operating lease liability, current portion, and $554,000 for the operating lease liability, net of current portion. On January 27, 2020, the Company entered into an agreement to purchase our corporate office building located at 1615 S 52nd St, Tempe, AZ 85281 from a Company that is owned by the major shareholder and CEO of the Company for $2,500,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.
Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2019 Form 10-K. Additional risk factors identified during the period are as follows:

Our results of operations may be negatively impacted by the coronavirus outbreak.

The novel coronavirus (COVID-19) has been declared a global emergency, the United States has enacted numerous “shelter in place orders” and many business have been severely adversely affect by the outbreak. The outbreak has also had substantial negative effect on global stock markets, as well as liquidity. The total impacts of the outbreak are unknown and rapidly evolving. We cannot fully gage which of our customers may be negatively affected and how that would impact their ability to pay, or their ability to stay in business which may impact our results. Office closures and distance requirements may further impact the ability of new and existing companies to engage in installing phone systems which may also impact our results. Market fluctuations may have a negative impact on our stock price, and our ability to raise funds if that were deemed necessary. The widespread health crisis has adversely affected the economy, resulting in an economic downturn that could impact demand for our products.

Further, we rely on third-party suppliers and manufacturers in China. This outbreak had resulted in the extended shutdown of certain businesses in China, and a recurrence could have further impact on our suppliers. It is possible that there may be disruptions or delays to our supply chain. These may include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact our sales and operating results.

To date the outbreak has not had a material adverse impact on our operations. However, future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.

Further, the sales cycle for a new customer of our technology and services could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.

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

Crexendo, Inc.

May 5, 2020	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 5, 2020	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer