Form 10-Q
period 2020-06-30
Crexendo, Inc.
filed 2020-08-10
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 15,175,802.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,989	$4,180
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $43
as of June 30, 2020 and $14 as of December 31, 2019	567	380
Contract assets	46	22
Inventories	448	382
Equipment financing receivables	211	143
Contract costs	397	379
Prepaid expenses	322	141
Income tax receivable	-	4
Total current assets	7,080	5,731

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of June 30, 2020 and December 31, 2019	2	6
Long-term equipment financing receivables, net	748	561
Property and equipment, net	2,589	155
Operating lease right-of-use assets	1	51
Intangible assets, net	298	465
Goodwill	272	272
Contract costs, net of current portion	479	436
Other long-term assets	157	106
Total Assets	$11,626	$7,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$133	$86
Accrued expenses	1,387	1,754
Finance leases	31	30
Notes payable	1,070	-
Operating lease liabilities	-	50
Income tax payable	2	-
Contigent consideration	13	175
Contract liabilities	786	791
Total current liabilities	3,422	2,886

Contract liabilities, net of current portion	449	423
Finance leases, net of current portion	71	86
Notes payable, net of current portion	1,909	-
Operating lease liabilities, net of current portion	1	1
Total liabilities	5,852	3,396

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 15,100,264 shares issued and outstanding as of June 30, 2020 and 14,884,755 shares issued
and outstanding as of December 31, 2019	15	15
Additional paid-in capital	63,139	62,400
Accumulated deficit	(57,380)	(58,028)
Total stockholders' equity	5,774	4,387

Total Liabilities and Stockholders' Equity	$11,626	$7,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service revenue	$3,605	$3,147	$7,093	$6,155
Product revenue	449	467	828	951
Total revenue	4,054	3,614	7,921	7,106

Operating expenses:
Cost of service revenue	908	874	1,878	1,751
Cost of product revenue	263	243	483	492
Selling and marketing	1,062	963	2,100	1,862
General and administrative	1,046	997	2,234	2,011
Research and development	244	197	514	409
Total operating expenses	3,523	3,274	7,209	6,525

Income from operations	531	340	712	581

Other income/(expense):
Interest income	1	2	2	3
Interest expense	(22)	(3)	(31)	(8)
Other income/(expense), net	1	3	(29)	8
Total other income/(expense), net	(20)	2	(58)	3

Income before income tax	511	342	654	584

Income tax provision	(3)	(4)	(6)	(7)

Net income	$508	$338	$648	$577

Earnings per common share:
Basic	$0.03	$0.02	$0.04	$0.04
Diluted	$0.03	$0.02	$0.04	$0.04

Weighted-average common shares outstanding:
Basic	15,023,929	14,462,722	14,964,138	14,428,694
Diluted	16,671,848	15,508,570	16,485,754	15,339,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited, in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$(58,028)	$4,387
Share-based compensation	-	-	105	-	105
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	84
Net income	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$(57,888)	$4,716
Share-based compensation	-	-	136	-	136
Vesting of restricted stock units	15,363	-	-	-	-
Issuance of common stock for exercise of stock options	143,448	-	414	-	414
Net income	-	-	-	508	508
Balance, June 30, 2020	15,100,264	$15	$63,139	$(57,380)	$5,774

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330
Share-based compensation	-	-	95	-	95
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	177,379	1	271	-	272
Net income	-	-	-	338	338
Balance, June 30, 2019	14,581,484	$15	$61,610	$(58,590)	$3,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$648	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	44
Share-based compensation	241	186
Changes in assets and liabilities:
Trade receivables	(183)	(95)
Contract assets	(24)	(6)
Equipment financing receivables	(255)	(206)
Inventories	(66)	(16)
Contract costs	(61)	(46)
Prepaid expenses	(181)	(77)
Income tax receivable	4	(6)
Other assets	(51)	14
Accounts payable and accrued expenses	(144)	10
Income tax payable	2	-
Contract liabilities	21	116
Net cash provided by operating activities	91	495

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(528)	(42)
Acquisition of customer relationship assets	(176)	-
Net cash used for investing activities	(704)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(41)	-
Repayments made on finance leases	(14)	(17)
Proceeds from notes payable	1,001	-
Repayments made on notes payable	(22)	(49)
Proceeds from exercise of options	498	272
Net cash provided by financing activities	1,422	206

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	809	659

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	4,280	1,949

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$5,089	$2,608

Cash used during the year for:
Income taxes, net	$-	$(12)
Interest expense	$(31)	$(8)
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with a note payable	$2,000	$-
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$(121)	$-

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,533,000 and $4,004,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of June 30, 2020 and December 31, 2019, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2020 and December 31, 2019, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$4,989	$2,508
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$5,089	$2,608

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $876,000 and $815,000 at June 30, 2020 and December 31, 2019, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2020 and 2019, the Company amortized $134,000 and $134,000 respectively, and there was no impairment loss in relation to the costs capitalized. During the six months ended June 30, 2020 and 2019, the Company amortized $245,000 and $249,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to thirty-nine years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Depreciation and amortization expense is included in general and administrative expenses and totaled $21,000 and $8,000 for the three months ended June 30, 2020 and 2019, respectively and $94,000 and $17,000 for the six months ended June 30, 2020 and 2019, respectively. Depreciable lives by asset group are as follows:

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

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. If the fair value of the assets acquired exceeds the initial consideration paid as of the date of acquisition but includes a contingent consideration arrangement and ASC 450 and ASC 815 do not apply to contingent consideration, we analogize to the guidance in ASC 323 on recognizing contingent consideration in the acquisition of an equity method investment. The Company recognizes a liability equal to the lesser of, the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial cost measurement. In accordance with the requirements of ASC 323 for equity method investments, the Company recognizes any excess of the contingent consideration issued or issuable, over the amount that was initially recognized as a liability, as an additional cost of the asset acquisition. If the amount initially recognized as a liability exceeds the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. During the year ended December 31, 2019, the Company acquired customer relationships for an estimated aggregate purchase price of $351,000. During the six month period ended June 30, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The assets acquired were not material to our consolidated financial statements.

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

Contingent Consideration – Contingent consideration represents deferred asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets. During the six month period ended June 30, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired.

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

Comprehensive Income – There were no other components of comprehensive income other than net income for the three and six months ended June 30, 2020 and 2019.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2020 and 2019. No customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2020 and one telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2019.

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

2.
Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 15.

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

Cloud Telecommunications Services – Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, and interest generated from equipment financing revenue. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

Fees, Commissions, and Other, Recognized over Time – Includes contracted and non-contracted items such as:

●
Contracted activation and flash fees – The Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method.
●
Non-contracted carrier cost recovery fee – This fee recovers the various costs and expenses that the Company incurs in connection with complying with legal, regulatory, and other requirements, including without limitation federal, state, and local reporting and filing requirements. This fee is assessed as a set percentage of our monthly billing and is recognized monthly.
●
Non-contracted administrative fees – Administrative fees are recognized as revenue on a monthly basis.

One-Time Fees, Commissions, and Other – Includes contracted and non-contracted items such as:

●
Contracted professional service revenue – Professional service revenue includes professional installation services, custom integration, and other professional services. The Company typically bills and collects professional service revenue upon entering into a contract with a customer. Professional service revenue is recognized as revenue when the performance obligations are completed.
●
Non-contracted cancellation fees – These cancellation fees relate to remaining contractual term buyout payments in connection with early cancellation and are billed and recognized as revenue upon receipt.
●
Other non-contracted fees – These fees include disconnect fees, shipping fees, restocking fees, and porting fees. Other non-contracted fees are recognized as revenue upon receipt of payment.

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

Three Months Ended June 30, 2020 (in thousands)	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$449	$-	$449
Equipment financing revenue	51	-	51
Telecommunications services	3,114	-	3,114
Fees, commissions, and other, recognized over time	250	-	250
One time fees, commissions and other	54	-	54
Website hosting services	-	122	122
Website management services and other	-	14	14
	$3,918	$136	$4,054
Timing of revenue recognition
Products and fees recognized at a point in time	$503	$-	$503
Services and fees transferred over time	3,415	136	3,551
	$3,918	$136	$4,054

Three Months Ended June 30, 2019 (in thousands)	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$467	$-	$467
Equipment financing revenue	27	-	27
Telecommunications services	2,629	-	2,629
Fees, commissions, and other, recognized over time	208	-	208
One time fees, commissions and other	118	-	118
Website hosting services	-	152	152
Website management services and other	-	13	13
	$3,449	$165	$3,614
Timing of revenue recognition
Products and fees recognized at a point in time	$585	$-	$585
Services and fees transferred over time	2,864	165	3,029
	$3,449	$165	$3,614

Six Months Ended June 30, 2020 (in thousands)	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$828	$-	$828
Equipment financing revenue	96	-	96
Telecommunications services	6,139	-	6,139
Fees, commissions, and other, recognized over time	483	-	483
One time fees, commissions and other	83	-	83
Website hosting services	-	255	255
Website management services and other	-	37	37
	$7,629	$292	$7,921
Timing of revenue recognition
Products and fees recognized at a point in time	$911	$-	$911
Services and fees transferred over time	6,718	292	7,010
	$7,629	$292	$7,921

Six Months Ended June 30, 2019 (in thousands)	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$951	$-	$951
Equipment financing revenue	49	-	49
Telecommunications services	5,136	-	5,136
Fees, commissions, and other, recognized over time	399	-	399
One time fees, commissions and other	228	-	228
Website hosting services	-	298	298
Website management services and other	-	45	45
	$6,763	$343	$7,106
Timing of revenue recognition
Products and fees recognized at a point in time	$1,179	$-	$1,179
Services and fees transferred over time	5,584	343	5,927
	$6,763	$343	$7,106

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

(In thousands)	June 30, 2020	December 31, 2019
Receivables, which are included in trade receivables, net of allowance
for doubtful accounts	$569	$386
Contract assets	46	22
Contract liabilities	1,235	1,214

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended		For the Year Ended
(In thousands)	June 30, 2020		December 31, 2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(852)	$-	$(882)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	831	-	1,033
Transferred to receivables from contract assets recognized at the beginning of the period	(7)	-	(13)	-
Increase due to additional unamortized discounts	31	-	23	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Desktop devices	$257	-	-	-	-	-	$257
Telecommunications service	$5,765	8,782	6,322	4,086	1,944	193	$27,092
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (in thousands) (A)	$508	$338	$648	$577

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	15,023,929	14,462,722	14,964,138	14,428,694
Dilutive effect of stock-based awards	1,647,919	1,045,848	1,521,616	910,710
Diluted weighted-average outstanding shares of common stock (C)	16,671,848	15,508,570	16,485,754	15,339,404

Earnings per common share:
Basic (A/B)	$0.03	$0.02	$0.04	$0.04
Diluted (A/C)	$0.03	$0.02	$0.04	$0.04

For the three and six months ended June 30, 2020 and 2019, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	330,897	1,314,310	295,440	1,676,666

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

During the six month period ended June 30, 2020, $41,000 of contingent consideration was paid in cash and the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The following table presents the cost of the acquisition and the allocation to assets acquired based upon their relative fair value:

Consideration (including estimated unpaid contingent consideration):
Cash	$217
Contingent consideration	13
Total consideration	$230

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	$230
Net assets acquired	$230

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	June 30, 2020	December 31, 2019
Gross trade receivables	$612	$400
Less: allowance for doubtful accounts	(43)	(14)
Trade receivables, net	$569	$386

Current trade receivables, net	$567	$380
Long-term trade receivables, net	2	6
Trade receivables, net	$569	$386

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid corporate insurance	$121	$48
Prepaid software services and support	134	27
Other prepaid expenses	67	66
Total prepaid expenses	$322	$141

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Building	$2,000	$-
Land	500	-
Computer and office equipment	1,385	1,388
Computer software	346	346
Furniture and fixtures	29	-
Leasehold improvements	-	85
Less: accumulated depreciation	(1,671)	(1,664)
Total property and equipment, net	$2,589	$155

8.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):

	June 30, 2020	December 31, 2019
Customer relationships	$1,171	$1,292
Less: accumulated amortization	(873)	(827)
Total	$298	$465

Amortization expense is included in general and administrative expenses and totaled $16,000 and $13,000 for the three months ended June 30, 2020 and 2019, respectively, and $46,000 and $27,000 for the six months ended June 30, 2020 and 2019, respectively.

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued wages and benefits	$416	$538
Accrued accounts payable	398	566
Accrued sales and telecommunication taxes	449	529
Product warranty liability	43	37
Other	81	84
Total accrued expenses	$1,387	$1,754

The changes in aggregate product warranty liabilities for the year ended December 31, 2019 and six months ended June 30, 2020 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2019	$16
Accrual for warranties	37
Adjustments related to pre-existing warranties	7
Warranty settlements	(23)
Balance at December 31, 2019	37
Accrual for warranties	18
Warranty settlements	(12)
Balance at June 30, 2020	$43

Product warranty expense is included in cost of product revenue expense and totaled $10,000 and $5,000 for the three months ended June 30, 2020 and 2019, respectively, and $18,000 and $10,000 for the six months ended June 30, 2020 and 2019, respectively.

10.
Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	June 30, 2020	December 31, 2019
Notes payable	$2,979	$-
Less: current notes payable	(1,070)	-
Notes payable, net of current portion	$1,909	$-

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by the office building.

On April 21, 2020, we received a loan from Infinity Bank in the aggregate principal amount of One Million, Six Hundred and Twenty-Six Dollars ($1,000,626), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The loan bears interest at a rate of 1.00% per annum, payable monthly commencing on November 21, 2020, following an initial deferral period as specified under the PPP. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the loan will be available to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company will use the entire loan amount for designated qualifying expenses and believes forgiveness will be granted of the respective loan in accordance with the terms of the PPP.

As of June 30, 2020, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2020 remaining	$1,035
2021	71
2022	74
2023	76
2024	79
Thereafter	1,644
Total	$2,979

11.
Fair Value Measurements

We have financial instruments as of June 30, 2020 and December 31, 2019 for which the fair value is summarized below (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$569	$569	$386	$386
Equipment financing receivables	959	959	704	704
Liabilities:
Finance lease obligations	$102	$102	$116	$116
Notes payable	2,979	2,979	-	-
Asset acquisition contigent consideration	13	13	175	175

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2020 and December 31, 2019 (in thousands):

The recurring Level 3 measurement of our asset acquisition contingent consideration liability includes the following significant unobservable inputs at June 30, 2020 and December 31, 2019, respectively (in thousands):

Contingent consideration liability	Fair Value at June 30, 2020	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$13	Discounted cash flow	Discount Rate	3.67%

			Probability of milestone payment	100%
			Projected year of payments	2020

Contingent consideration liability	Fair Value at December 31, 2019	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$175	Discounted cash flow	Discount Rate	3.67%

			Probability of milestone payment	90%
			Projected year of payments	2020

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

During the six month period ended June 30, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the six months ended June 30, 2020 and the year ended December 31, 2019 are shown in the table below (in thousands):

Asset Acquisition Contingent Consideration
Balance at January 1, 2019	$-
Additions	175
Balance at December 31, 2019	$175
Cash payments	(41)
Adjustment	(121)
Balance at June 30, 2020	$13

12.
Income Taxes

Our effective tax rate for the three months ended June 30, 2020 and 2019 was 0.6% and 0.9%, respectively, which resulted in an income tax provision of $(3,000) and $(4,000), respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 0.9% and 1.1%, respectively, which resulted in an income tax provision of $(6,000) and $(7,000), respectively. The tax provision is due to state tax payments made with extensions filed.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. Based on the significant negative evidence of cumulative losses and history of loss carryforwards expiring unutilized, the positive evidence of forecasts of future profitability was not sufficient to overcome the negative evidence. As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of June 30, 2020 and December 31, 2019; accordingly, we recorded a full valuation allowance.

13.
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

We previously leased the corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There was a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we were reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended June 30, 2020 and 2019 was $0 and $58,000, respectively, and for the six months ended June 30, 2020 and 2019 was $50,000 and $115,000, respectively. Rental expense incurred on operating leases for the three months ended June 30, 2020 and 2019 was approximately $0 and $75,000, respectively, and for the six months ended June 30, 2020 and 2019 was approximately $25,000 and $150,000, respectively.

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

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $102,000 and $116,000 as of June 30, 2020 and December 31, 2019, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of June 30, 2020 and December 31, 2019, respectively. Related accumulated depreciation totaled $54,000 and $28,000 as of June 30, 2020 and 2019, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $2,000 for the three months ended June 30, 2020 and 2019, respectively, and $4,000 and $4,000 for the six months ended June 30, 2020 and 2019, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $2,000 and $2,000 for the three months ended June 30, 2020 and 2019, respectively and $4,000 and $5,000 for the six months ended June 30, 2020 and 2019, respectively.

The maturity of finance lease liabilities as of June 30, 2020 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2020 remaining	$-	$19
2021	1	36
2022	-	37
2023	-	21
Total minimum lease payments	1	113
Less: amount representing interest	-	(11)
Present value of minimum lease payments	$1	$102

Lease term and discount rate	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	3.6
Finance leases	3.1
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	4
Financing cash flows from finance leases	14

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

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	June 30, 2020	December 31, 2019
Gross financing receivables	$1,449	$1,086
Less: unearned income	(490)	(382)
Financing receivables, net	959	704
Less: current portion of finance receivables, net	(211)	(143)
Finance receivables due after one year	$748	$561

Future minimum lease payments as of June 30, 2020, consisted of the following:

Year ending December 31,	Lease Receivables
2020 remaining	$212
2021	411
2022	361
2023	277
2024	166
2025	22
Gross equipment financing receivables	1,449
Less: unearned income	(490)
Equipment financing receivables, net	$959

14.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Under our 2020 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, are determinable based upon four measures of corporate financial performance. The four performance target are; (a) The revenue for the year ended December 31, 2020 must exceed the budgeted revenue approved by the Board; (b) adjusted EBITDA must exceed the budgeted adjusted EBITDA approved by the board; (c) sales bookings for the year ended December 31, 2020 must exceed budgeted Sales Bookings approved by the board; and (d) completion of an asset or business acquisition during the year ended December 31, 2020. If the requirements of (a-c) are met individually, there shall be an award pool of sixty thousand ($60,000) for each performance target achieved during the year ended December 31, 2020, to be allocated to participants based on the participant’s proportionate share. If the requirement of (d) is met, there shall be an award pool based on the acquired annual revenue for each asset or business combination completed during the year ended December 31, 2020. An amount of $20,000 per $1M of acquired annualized revenue up to $5 million of acquired annualized revenue; plus $10,000 per $1M of acquired annualized revenue above $5M will be placed in the award pool to be allocated to participating executives based on the participant’s proportionate share. Based on our financial performance as of June 30, 2020, it is reasonably possible that one or multiple of the performance targets may be achieved, however a reasonable estimate of liability cannot be made at this time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Cloud telecommunications	$3,918	$3,449	$7,629	$6,763
Web services	136	165	292	343
Consolidated revenue	4,054	3,614	7,921	7,106

Income from operations:
Cloud telecommunications	486	253	615	416
Web services	45	87	97	165
Total operating income	531	340	712	581
Other income/(expense), net:
Cloud telecommunications	(21)	(1)	(27)	(4)
Web services	1	3	(31)	7
Total other income/(expense), net	(20)	2	(58)	3
Income before income tax provision:
Cloud telecommunications	465	252	588	412
Web services	46	90	66	172
Income before income tax provision	$511	$342	$654	$584

Depreciation and amortization was $36,000 and $21,000 for the Cloud Telecommunications segment for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization was $135,000 and $42,000 for the Cloud Telecommunications segment for the six months ended June 30, 2020 and 2019, respectively. Depreciation and amortization was $1,000 and $1,000 for the Web Services segment for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization was $5,000 and $2,000 for the Web Services segment for the six months ended June 30, 2020 and 2019, respectively.

Interest income was $1,000 and $2,000 for the Web Services segment for the three months ended June 30, 2020 and 2019, respectively. Interest income was $2,000 and $3,000 for the Web Services segment for the six months ended June 30, 2020 and 2019, respectively.

Interest expense was $22,000 and $3,000 for the Cloud Telecommunications segment for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $30,000 and $8,000 for the Cloud Telecommunications segment for the six months ended June 30, 2020 and 2019, respectively. Interest expense was $0 for the Web Services segment for the three months ended June 30, 2020 and 2019. Interest expense was $1,000 and $0 for the Web Services segment for the six months ended June 30, 2020 and 2019, respectively.

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

We generate recurring revenue from our cloud telecommunications and broadband Internet services. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We may also charge activation and flash fees and the Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. We also charge other various contracted and non-contracted fees.

We generate product revenue and equipment financing revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

Our Cloud Telecommunications service revenue increased 16% or $487,000 to $3,469,000 for the three months ended June 30, 2020 as compared to $2,982,000 for the three months ended June 30, 2019. Cloud Telecommunications service revenue increased 17% or $989,000 to $6,801,000 for the six months ended June 30, 2020 as compared to $5,812,000 for the six months ended June 30, 2019. Our Cloud Telecommunications product revenue decreased 4% or $18,000 to $449,000 for the three months ended June 30, 2020 as compared to $467,000 for the three months ended June 30, 2019. Cloud Telecommunications product revenue decreased 13% or $123,000 to $828,000 for the six months ended June 30, 2020, as compared to $951,000 for the six months ended June 30, 2019. As of June 30, 2020 and 2019, our backlog was $27,349,000 and $24,772,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 18% or $29,000 to $136,000 for the three months ended June 30, 2020 as compared to $165,000 for the three months ended June 30, 2019. Our Web Services revenue decreased 15% or $51,000 to $292,000 for the six months ended June 30, 2020 as compared to $343,000 for the six months ended June 30, 2019.

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

Cloud Telecommunications – Our cloud telecommunications service offering includes hardware, software, and unified ng IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and communication solutions for businesses using user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service revenue	$3,605	$3,147	$7,093	$6,155
Product revenue	449	467	828	951
Total revenue	$4,054	$3,614	$7,921	$7,106
Income before income taxes	511	342	654	584
Income tax provision	(3)	(4)	(6)	(7)
Net income	508	338	648	577
Basic earnings per share	$0.03	$0.02	$0.04	$0.04
Diluted earnings per share	$0.03	$0.02	$0.04	$0.04

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 15% or $458,000, to $3,605,000 for the three months ended June 30, 2020 as compared to $3,147,000 for the three months ended June 30, 2019. Cloud Telecommunications service revenue increased 16% or $487,000, to $3,469,000 for the three months ended June 30, 2020 as compared to $2,982,000 for the three months ended June 30, 2019. Web service revenue decreased 18% or $29,000, to $136,000 for the three months ended June 30, 2020 as compared to $165,000 for the three months ended June 30, 2019.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased by 4% or $18,000, to $449,000 for the three months ended June 30, 2020 as compared to $467,000 for the three months ended June 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income taxes increased 49% or $169,000, to $511,000 for the three months ended June 30, 2020 as compared to $342,000 for the three months ended June 30, 2019. The increase in income before income tax is primarily due to an increase in revenue of $440,000, offset by an increase in operating expenses of $249,000 and a decrease in other income of $22,000.

Income Tax Provision

We had an income tax provision of $3,000 for the three months ended June 30, 2020 compared to an income tax provision of $4,000 for the three months ended June 30, 2019. We had pre-tax income for the three months ended June 30, 2020 and 2019 of $511,000 and $342,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended June 30, 2020 and 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 15% or $938,000, to $7,093,000 for the six months ended June 30, 2020 as compared to $6,155,000 for the six months ended June 30, 2019. Cloud Telecommunications service revenue increased 17% or $989,000, to $6,801,000 for the six months ended June 30, 2020 as compared to $5,812,000 for the six months ended June 30, 2019. Web service revenue decreased 15% or $51,000, to $292,000 for the six months ended June 30, 2020 as compared to $343,000 for the six months ended June 30, 2019.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased by 13% or $123,000, to $828,000 for the six months ended June 30, 2020 as compared to $951,000 for the six months ended June 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income tax increased 12% or $70,000, to $654,000 for the six months ended June 30, 2020 as compared to $584,000 for the six months ended June 30, 2019. The increase in income before income tax is primarily due to the increase in revenue of $815,000, offset by an increase in operating expenses of $684,000 and a decrease in other income of $61,000.

Income Tax Provision

We had an income tax provision of $6,000 for the six months ended June 30, 2020 compared to an income tax provision of $7,000 for the six months ended June 30, 2019. We had pre-tax income for the six months ended June 30, 2020 of $654,000 and had pre-tax income for the six months ended June 30, 2019 of $584,000, and a full valuation allowance on all of our deferred tax assets for the six months ended June 30, 2020 and 2019.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and amortization of intangibles. We define EBITDA as U.S. GAAP net income before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our August 10, 2020 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Non-GAAP net income, EBITDA, and Adjusted EBITDA only as supplemental support for management’s analysis of business performance. Non-GAAP net income, EBITDA and Adjusted EBITDA are calculated as follows for the periods presented.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable U.S. GAAP financial measures and reconciling the unaudited Non-GAAP financial metrics to the comparable U.S. GAAP measures.

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$508	$338	$648	$577
Share-based compensation	136	95	241	186
Amortization of intangible assets	16	14	46	27
Non-GAAP net income	$660	$447	$935	$790

Non-GAAP earnings per common share:
Basic	$0.04	$0.03	$0.06	$0.05
Diluted	$0.04	$0.03	$0.06	$0.05

Weighted-average common shares outstanding:
Basic	15,023,929	14,462,722	14,964,138	14,428,694
Diluted	16,671,848	15,508,570	16,485,754	15,339,404

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$508	$338	$648	$577
Depreciation and amortization	37	22	140	44
Interest expense	22	3	31	8
Interest and other expense/(income)	(2)	(5)	27	(11)
Income tax provision	3	4	6	7
EBITDA	568	362	852	625
Share-based compensation	136	95	241	186
Adjusted EBITDA	$704	$457	$1,093	$811

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

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. The information below is organized in accordance with our two reportable segments. Segment operating income is equal to segment net revenue less segment cost of service revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications	2020	2019	2020	2019
Service revenue	$3,469	$2,982	$6,801	$5,812
Product revenue	449	467	828	951
Total revenue	$3,918	$3,449	$7,629	$6,763
Operating expenses:
Cost of service revenue	$883	$861	$1,828	$1,704
Cost of product revenue	263	243	483	492
Research and development	236	187	498	393
Selling and marketing	1,062	963	2,100	1,862
General and administrative	988	942	2,105	1,896
Total operating expenses	3,432	3,196	7,014	6,347
Operating income	486	253	615	416
Other expense	(21)	(1)	(27)	(4)
Income before tax provision	$465	$252	$588	$412

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 16% or $487,000, to $3,469,000 for the three months ended June 30, 2020 as compared to $2,982,000 for the three months ended June 30, 2019. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $447,000, an increase in non-contracted fees of $32,000, and an increase in sales-type lease interest of $25,000, offset by a decrease in contracted fees of $17,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased 4% or $18,000, to $449,000 for the three months ended June 30, 2020 as compared to $467,000 for the three months ended June 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2020 and 2019. Backlog increased 10% or $2,577,000 to $27,349,000 as of June 30, 2020 as compared to $24,772,000 as of June 30, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2020 and 2019, and June 30, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2020	$26,583
Cloud Telecommunications backlog as of June 30, 2020	$27,349

Cloud Telecommunications backlog as of April 1, 2019	$24,226
Cloud Telecommunications backlog as of June 30, 2019	$24,772

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 3% or $22,000, to $883,000 for the three months ended June 30, 2020 as compared to $861,000 for the three months ended June 30, 2019. The increase in cost of service revenue was primarily due to an increase in salaries and benefits of $37,000 as a result of an increase in customer support and implementation headcount and temporary labor, an increase in bandwidth costs of $24,000 from an increase in service revenue, an increase in share-based compensation of $9,000, and an increase in credit card processing fees of $6,000, offset by a decrease in costs related to professional installation services of $54,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 8% or $20,000, to $263,000 for the three months ended Jun 30, 2020 as compared to $243,000 for the three months ended June 30, 2019. The increase is primarily due to an increase in device costs, offset by the decrease in product revenue.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 26% or $49,000, to $236,000 for the three months ended June 30, 2020 as compared to $187,000 for the three months ended June 30, 2019. There was an increase in costs for the maintenance of our customer user interface, our Android and iPhone mobile phone applications, and Java development of $45,000, and an increase in share-based compensation of $6,000, offset by a decrease of $2,000 in salaries and benefits.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. Selling and marketing expenses increased 10% or $99,000, to $1,062,000 for the three months ended June 30, 2020 as compared to $963,000 for the three months ended June 30, 2019. The increase in selling and marketing expense is due to an increase in salaries and benefits of $71,000 primarily related to the addition of one sales rep and a director of marketing, an increase in commission expense of $41,000 directly related to an increase in revenue, and an increase in bad debt expense of $11,000, offset by a decrease in travel related expenses of $24,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 5% or $46,000, to $988,000 for the three months ended June 30, 2020 as compared to $942,000 for the three months ended June 30, 2019. Consolidated general and administrative expenses increased 5% or $49,000, to $1,046,000 for the three months ended June 30, 2020 as compared to $997,000 for the three months ended June 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in share-based compensation of $20,000, an increase in telecommunication fees of $18,000, an increase in recruiting fees of $18,000, an increase in administrative salaries and benefits of $16,000, an increase in depreciation expense of $13,000 from depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in software expense of $12,000, an increase in computer, office equipment, and data center maintenance costs of $10,000, an increase in IT and engineering contractor costs of $9,000, an increase in corporate insurance costs of $6,000, and an increase in other administrative corporate expenses of $2,000, offset by a decrease in rent expense of $75,000 related to the purchase of our corporate office building.

Other Expense

Other expense primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Net other expense increased 2,000%, or $20,000, to $21,000 for the three months ended June 30, 2020 as compared to $1,000 for the three months ended June 30, 2019. The increase in other expense is due to an increase in allocated interest expense of $20,000 for interest on finance agreements.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 17% or $989,000, to $6,801,000 for the six months ended June 30, 2020 as compared to $5,812,000 for the six months ended June 30, 2019. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $966,000, an increase in non-contracted fees of $85,000, and an increase in sales-type lease interest of $47,000, offset by a decrease in contracted fees of $109,000 related to a higher volume of site surveys and installation service revenue in the first quarter of 2019. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased 13% or $123,000, to $828,000 for the six months ended June 30, 2020 as compared to $951,000 for the six months ended June 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2020 and 2019. Backlog increased 10% or $2,577,000 to $27,349,000 as of June 30, 2020 as compared to $24,772,000 as of June 30, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2020 and 2019, and June 30, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of June 30, 2020	$27,349

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of June 30, 2019	$24,772

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 7% or $124,000, to $1,828,000 for the six months ended June 30, 2020 as compared to $1,704,000 for the six months ended June 30, 2019. The increase in cost of service revenue is primarily due to an increase in bandwidth costs of $98,000, an increase in salaries and benefits of $70,000 as a result of an increase in customer support and implementation headcount and temporary labor, an increase in profit sharing costs of $33,000, an increase in credit card processing fees of $22,000, an increase in share-based compensation of $15,000, an increase in freight of $6,000, and an increase in project management software costs of $2,000, offset by a decrease in costs related to professional installation services of $122,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue decreased 2% or $9,000, to $483,000 for the six months ended June 30, 2020 as compared to $492,000 for the six months ended June 30, 2019. The decrease is primarily due to the decrease in product revenue, offset by an increase in device costs and an increase in warranty replacement costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. Research and development expenses increased 27% or $105,000, to $498,000 for the six months ended June 30, 2020 as compared to $393,000 for the six months ended June 30, 2019. The increase is primarily due to an increase in costs for the maintenance of our customer user interface, our Android and iPhone mobile phone applications, and Java development of $76,000, an increase of $14,000 in salaries and benefits, an increase in share-based compensation of $8,000, and an increase in allocated profit sharing costs of $7,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 13% or $238,000, to $2,100,000 for the six months ended June 30, 2020 as compared to $1,862,000 for the six months ended June 30, 2019. The increase in selling and marketing expense is due to an increase in salaries and benefits of $109,000 primarily related to the addition of two sales reps and a director of marketing, an increase in commission expense of $105,000 directly related to an increase in revenue, an increase in bad debt expense of $27,000, an increase in tradeshow and tradeshow sponsorship expense of $18,000, and an increase in share-based compensation of $12,000, offset by a decrease in travel related expenses of $29,000 and a decrease in other sales and marketing expenses of $4,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 11% or $209,000, to $2,105,000 for the six months ended June 30, 2020 as compared to $1,896,000 for the six months ended June 30, 2019. Consolidated general and administrative expenses increased 11%, or $223,000 to $2,234,000 for the six months ended June 30, 2020 as compared to $2,011,000 for the six months ended June 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in depreciation expense of $78,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in administrative salaries and benefits of $77,000, an increase in telecommunication fees of $35,000, an increase in computer, office equipment, and data center maintenance costs of $24,000, an increase in software expense of $23,000, an increase in IT and engineering contractor costs of $21,000, an increase in intangible amortization expense of $19,000 related to the DoubleHorn asset acquisition, an increase in share-based compensation of $19,000, an increase in recruiting fees of $18,000, an increase in profit sharing costs of $12,000, an increase in other administrative corporate expenses of $7,000, an increase in closing and inspection fees related to the building purchase of $5,000, an increase in up-listing application fees of $5,000, and an increase in corporate insurance costs of $5,000, offset by a decrease in rent expense of $125,000 related to the purchase of our corporate office building.

Other Expense

Other expense primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Net other expense increased 575% or $23,000, to $27,000 for the six months ended June 30, 2020 as compared to $4,000 for the six months ended June 30, 2019. The increase in other expense is due to an increase in allocated interest expense of $23,000 for interest paid on finance agreements.

Operating Results of Web Services segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Web Services	2020	2019	2020	2019
Service revenue	$136	$165	$292	$343
Operating expenses:
Cost of service revenue	25	13	50	47
Research and development	8	10	16	16
General and administrative	58	55	129	115
Total operating expenses	91	78	195	178
Operating income	45	87	97	165
Other income/(expense)	1	3	(31)	7
Income before tax provision	$46	$90	$66	$172

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 18% or $29,000, to $136,000 for the three months ended June 30, 2020 as compared to $165,000 for the three months ended June 30, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $29,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue increased 92% or $12,000, to $25,000 for the three months ended June 30, 2020 as compared to $13,000 for the three months ended June 30, 2019. The increase in cost of service revenue is primarily related to an increase in customer service salaries and benefits and temporary labor of $13,000, offset by a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses decreased 20% or $2,000, to $8,000 for the three months ended June 30, 2020 as compared to $10,000 for the three months ended June 30, 2019 due to fluctuations in salaries and benefits.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 5% or $3,000, to $58,000 for the three months ended June 30, 2020 as compared to $55,000 for the three months ended June 30, 2019. Consolidated general and administrative expenses increased 5% or $49,000, to $1,046,000 for the three months ended June 30, 2020 as compared to $997,000 for the three months ended June 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in share-based compensation of $20,000, an increase in telecommunication fees of $18,000, an increase in recruiting fees of $18,000, an increase in administrative salaries and benefits of $16,000, an increase in depreciation expense of $13,000 from depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in software expense of $12,000, an increase in computer, office equipment, and data center maintenance costs of $10,000, an increase in IT and engineering contractor costs of $9,000, an increase in corporate insurance costs of $6,000, and an increase in other administrative corporate expenses of $2,000, offset by a decrease in rent expense of $75,000 related to the purchase of our corporate office building.

Other Income

Other income primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other income decreased 67% or $2,000, to $1,000 for the three months ended June 30, 2020 as compared to $3,000 for the three months ended June 30, 2019. The decrease in net other income is due to a $1,000 increase in foreign exchange gains and an increase in allocated interest expense of $1,000 for interest on finance agreements.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 15% or $51,000, to $292,000 for the six months ended June 30, 2020 as compared to $343,000 for the six months ended June 30, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $58,000 offset by an increase in professional web management services $7,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue increased 6% or $3,000, to $50,000 for the six months ended June 30, 2020 as compared to $47,000 for the six months ended June 30, 2019. The increase in cost of service revenue is primarily related to an increase in customer service salaries and benefits and temporary labor of $7,000, offset by a decrease in web domain registration fees of $2,000 and a decrease in credit card fees of $2,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $16,000 for the six months ended June 30, 2020 and for the six months ended June 30, 2019.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 12% or $14,000, to $129,000 for the six months ended June 30, 2020 as compared to $115,000 for the six months ended June 30, 2019. Consolidated general and administrative expenses increased 11%, or $223,000 to $2,234,000 for the six months ended June 30, 2020 as compared to $2,011,000 for the six months ended June 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in depreciation expense of $78,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building, an increase in administrative salaries and benefits of $77,000, an increase in telecommunication fees of $35,000, an increase in computer, office equipment, and data center maintenance costs of $24,000, an increase in software expense of $23,000, an increase in IT and engineering contractor costs of $21,000, an increase in intangible amortization expense of $19,000 related to the DoubleHorn asset acquisition, an increase in share-based compensation of $19,000, an increase in recruiting fees of $18,000, an increase in profit sharing costs of $12,000, an increase in other administrative corporate expenses of $7,000, an increase in closing and inspection fees related to the building purchase of $5,000, an increase in up-listing application fees of $5,000, and an increase in corporate insurance costs of $5,000, offset by a decrease in rent expense of $125,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other income decreased 543% or $38,000, to $(31,000) of net other expense for the six months ended June 30, 2020 as compared to $7,000 of net other income for the six months ended June 30, 2019. The decrease in net other income is due to an increase in net foreign exchange losses of $37,000 and an increase in allocated interest expense of $1,000 for interest on finance agreements.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $5,089,000 and $4,280,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital increased 29% or $813,000 to $3,658,000 as of June 30, 2020 as compared to $2,845,000 at December 31, 2019. The increase in working capital was primarily related to an increase in cash and cash equivalents of $809,000, an increase in trade receivables, net of allowance for doubtful accounts of $187,000, an increase in contract assets of $24,000, an increase in inventories of $66,000, an increase in equipment financing receivables of $68,000, an increase in contract costs of $18,000, an increase in prepaid expenses of $181,000, a decrease in accrued expenses of $367,000, a decrease in operating lease liabilities of $50,000, a decrease in contingent consideration of $162,000, and a decrease in contract liabilities of $5,000, offset by a decrease in income tax receivable of $4,000, an increase in accounts payable of $47,000, an increase in finance leases of $1,000, an increase in notes payable of $1,070,000, and an increase in income tax payable of $2,000 during the six months ended June 30, 2020.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 19% or $809,000 to $5,089,000 at June 30, 2020 as compared to $4,280,000 at December 31, 2019. During the six months ended June 30, 2020, cash provided by operating activities was $91,000. Cash used for investing activities was $704,000, primarily for the purchase of our corporate office building and building improvements of $528,000 and an initial asset acquisition payment of $176,000 for customer relationships. Cash provided by financing activities was $1,422,000, primarily related to proceeds from notes payable of $1,001,000 and proceeds from the exercise of options of $498,000, offset by a $41,000 payment for a customer relationship asset acquisition, repayments made on notes payable of $22,000, and repayments on finance leases of $14,000 during the period.

Inventories

Inventories increased 17% or $66,000 to $448,000 at June 30, 2020 as compared to $382,000 at December 31, 2019. Inventory balances fluctuate based on timing of installations and inventory shipments. The increase is primarily due to the timing of inventory shipments. We feel our inventory balance at June 30, 2020 is sufficient to fulfill future installations.

Prepaid Expenses

Prepaid expenses increased 128% or $181,000 to $322,000 at June 30, 2020 as compared to $141,000 at December 31, 2019. The increase is related to a $73,000 increase in software services and support, a $107,000 increase in corporate insurance policies, and a $1,000 increase in other prepaid expense accounts.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 47% or $183,000, to $569,000 as of June 30, 2020 as compared to $386,000 as of December 31, 2019. Current trade receivables, net of allowance for doubtful accounts, increased 49% or $187,000, to $567,000 as of June 30, 2020 as compared to $380,000 as of December 31, 2019. The increase in current trade receivables can primarily be attributed to a number of customers carrying a balance as of June 30, 2020 related to a slowdown in collections resulting from COVID-19. The Company took the FCC’s Keep Americans Connected Pledge in response to the COVID-19 pandemic to not shut off customers for non-payment. Long-term trade receivables, net of allowance for doubtful accounts, decreased 67% or $4,000, to $2,000 as of June 30, 2020 as compared to $6,000 as of December 31, 2019. The decrease is primarily due to the receipt of monthly installment payments.

Accounts Payable and Accrued Expenses

Accounts payable increased 55% or $47,000 to $133,000 at June 30, 2020 as compared to $86,000 at December 31, 2019. The aging of accounts payable as of June 30, 2020 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Accrued expenses decreased 21% or $367,000 to $1,387,000 at June 30, 2020 as compared to $1,754,000 at December 31, 2019. The decrease is related to a $200,000 decrease in accrued bonuses due to the payout of the 2019 Profit Sharing Plan, a $176,000 decrease in accrued asset acquisition costs, an $80,000 decrease in accrued telecommunications and sales tax accrual, and a $3,000 decrease in other accrued expense accounts, offset by a $67,000 increase in accrued paid time off, and a $25,000 increase in partner commissions.

Notes Payable

Notes payables increased $2,979,000 to $2,979,000 at June 30, 2020 as compared to $0 at December 31, 2019. The increase in notes payable is related to the $1,978,000 note payable for the purchase of the corporate office building, and a $1,001,000 note payable related to the Paycheck Protection Program loan.

Finance Lease

Finance lease obligations decreased 12% or $14,000, to $102,000 as of June 30, 2020 as compared to $116,000 at December 31, 2019. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $14,000.

Contingent Consideration

Contingent consideration decreased 93% or $162,000 to $13,000 at June 30, 2020 as compared to $175,000 at December 31, 2019. The decrease is due to a $41,000 payment and a $121,000 adjustment to the total consideration payable under the customer relationships asset purchase agreement.

Operating Lease Liabilities

Operating lease liabilities decreased 98% or $50,000 to $1,000 at June 30, 2020 as compared to $51,000 at December 31, 2019. The decrease is related to the expiration of the corporate office lease due to the purchase of the building in January 2020.

Contract Liabilities

Contract liabilities increased 2% or $21,000 to $1,235,000 at June 30, 2020 as compared to $1,214,000 at December 31, 2019. The increase is from an increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period and an increase in down payments of uninstalled contracts. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased 32% or $1,387,000, to $5,774,000 as of June 30, 2020 as compared to $4,387,000 at December 31, 2019. The increase in total stockholders’ equity was attributable to net income of $648,000, an increase in additional paid-in capital of $498,000 from stock option exercises, and $241,000 of share-based compensation for options issued to employees.

Off Balance Sheet Arrangements

As of, June 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

We leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company, a related party. On March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. As of December 31, 2019, we initiated the process to purchase our corporate office building and gave notice that we will not be exercising our option to renew for another three year term. On January 27, 2020, the Company entered into an agreement to purchase our corporate office building located at 1615 S 52nd St, Tempe, AZ 85281 from a Company that is owned by the major shareholder and CEO of the Company for $2,500,000. The fair value of the building was established by an independent appraisal.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 10, 2020	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 10, 2020	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer