Form 10-Q
period 2020-09-30
Crexendo, Inc.
filed 2020-11-10
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2020 was 17,963,234.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,353	$4,180
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $50
as of September 30, 2020 and $14 as of December 31, 2019	632	380
Contract assets	94	22
Inventories	263	382
Equipment financing receivables	253	143
Contract costs	403	379
Prepaid expenses	332	141
Income tax receivable	-	4
Total current assets	17,430	5,731

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as of September 30, 2020 and December 31, 2019	2	6
Long-term equipment financing receivables, net	846	561
Property and equipment, net	2,772	155
Operating lease right-of-use assets	1	51
Intangible assets, net	275	465
Goodwill	272	272
Contract costs, net of current portion	512	436
Other long-term assets	152	106
Total Assets	$22,262	$7,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$214	$86
Accrued expenses	1,570	1,754
Finance leases	31	30
Notes payable	1,071	-
Operating lease liabilities	-	50
Income tax payable	5	-
Contigent consideration	-	175
Contract liabilities	783	791
Total current liabilities	3,674	2,886

Contract liabilities, net of current portion	450	423
Finance leases, net of current portion	63	86
Notes payable, net of current portion	1,891	-
Operating lease liabilities, net of current portion	1	1
Total liabilities	6,079	3,396

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 17,536,891 shares issued and outstanding as of September 30, 2020 and 14,884,755 shares issued
and outstanding as of December 31, 2019	18	15
Additional paid-in capital	73,414	62,400
Accumulated deficit	(57,249)	(58,028)
Total stockholders' equity	16,183	4,387

Total Liabilities and Stockholders' Equity	$22,262	$7,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenue	$3,654	$3,259	$10,747	$9,414
Product revenue	489	343	1,317	1,294
Total revenue	4,143	3,602	12,064	10,708

Operating expenses:
Cost of service revenue	946	836	2,824	2,587
Cost of product revenue	314	172	797	664
Selling and marketing	1,051	1,003	3,151	2,865
General and administrative	1,351	1,040	3,585	3,051
Research and development	326	215	840	624
Total operating expenses	3,988	3,266	11,197	9,791

Income from operations	155	336	867	917

Other income/(expense):
Interest income	1	1	3	4
Interest expense	(23)	(1)	(54)	(9)
Other income/(expense), net	1	(2)	(28)	6
Total other income/(expense), net	(21)	(2)	(79)	1

Income before income tax	134	334	788	918

Income tax provision	(3)	0	(9)	(7)

Net income	$131	$334	$779	$911

Earnings per common share:
Basic	$0.01	$0.02	$0.05	$0.06
Diluted	$0.01	$0.02	$0.05	$0.06

Weighted-average common shares outstanding:
Basic	15,244,804	14,663,151	15,058,192	14,507,696
Diluted	17,249,035	15,629,647	16,793,896	15,444,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2020 and 2019
(Unaudited, in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$(58,028)	$4,387
Share-based compensation	-	-	105	-	105
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	84
Net income	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$(57,888)	$4,716
Share-based compensation	-	-	136	-	136
Vesting of restricted stock units	15,363	-	-	-	-
Issuance of common stock for exercise of stock options	143,448	-	414	-	414
Net income	-	-	-	508	508
Balance, June 30, 2020	15,100,264	$15	$63,139	$(57,380)	$5,774
Share-based compensation	-	-	136	-	136
Vesting of restricted stock units	14,372	-	-	-	-
Issuance of common stock for exercise of stock options	672,255	1	1,509	-	1,510
Issuance of common stock in connection with an offering	1,750,000	2	8,631	-	8,633
Net income	-	-	-	131	131
Balance, September 30, 2020	17,536,891	$18	$73,415	$(57,249)	$16,184

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	91	-	91
Vesting of restricted stock units	2,494	-	-	-	-
Net income	-	-	-	239	239
Balance, March 31, 2019	14,396,607	$14	$61,244	$(58,928)	$2,330
Share-based compensation	-	-	95	-	95
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	177,379	1	271	-	272
Net income	-	-	-	338	338
Balance, June 30, 2019	14,581,484	$15	$61,610	$(58,590)	$3,035
Share-based compensation	-	-	107	-	107
Vesting of restricted stock units	7,496	-	-	-	-
Issuance of common stock for exercise of stock options	122,494	-	175	-	175
Net income	-	-	-	334	334
Balance, September 30, 2019	14,711,474	$15	$61,892	$(58,256)	$3,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$779	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	69
Share-based compensation	377	293
Changes in assets and liabilities:
Trade receivables	(248)	(11)
Contract assets	(72)	(2)
Equipment financing receivables	(395)	(342)
Inventories	119	108
Contract costs	(100)	(68)
Prepaid expenses	(191)	(157)
Income tax receivable	4	(2)
Other assets	(46)	14
Accounts payable and accrued expenses	(25)	224
Income tax payable	5	-
Contract liabilities	19	120
Net cash provided by operating activities	423	1,157

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(745)	(72)
Acquisition of customer relationship assets	(176)	-
Net cash used for investing activities	(921)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(54)	-
Repayments made on finance leases	(22)	(21)
Proceeds from notes payable	1,001	-
Repayments made on notes payable	(39)	(52)
Proceeds from exercise of options	2,007	447
Proceeds from issuance of common stock in connection with an offering	8,778	-
Net cash provided by financing activities	11,671	374

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,173	1,459

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	4,280	1,949

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$15,453	$3,408

Cash used during the year for:
Income taxes, net	$-	$(9)
Interest expense	$(54)	$(9)
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with a note payable	$2,000	$-
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$(121)	$-
Deferred offering costs, in accounts payable and accrued expenses but not yet paid	$(145)	$-

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $15,414,000 and $4,004,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of September 30, 2020 and December 31, 2019, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2020 and December 31, 2019, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$15,353	$3,308
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$15,453	$3,408

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $915,000 and $815,000 at September 30, 2020 and December 31, 2019, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2020 and 2019, the Company amortized $123,000 and $127,000 respectively, and there was no impairment loss in relation to the costs capitalized. During the nine months ended September 30, 2020 and 2019, the Company amortized $368,000 and $376,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to thirty-nine years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Land is not depreciable. Depreciable lives by asset group are as follows:

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

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. If the fair value of the assets acquired exceeds the initial consideration paid as of the date of acquisition but includes a contingent consideration arrangement and ASC 450 and ASC 815 do not apply to contingent consideration, we analogize to the guidance in ASC 323 on recognizing contingent consideration in the acquisition of an equity method investment. The Company recognizes a liability equal to the lesser of, the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial cost measurement. In accordance with the requirements of ASC 323 for equity method investments, the Company recognizes any excess of the contingent consideration issued or issuable, over the amount that was initially recognized as a liability, as an additional cost of the asset acquisition. If the amount initially recognized as a liability exceeds the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. During the year ended December 31, 2019, the Company acquired customer relationships for an estimated aggregate purchase price of $351,000. During the nine month period ended September 30, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The assets acquired were not material to our consolidated financial statements.

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

Contingent Consideration – Contingent consideration represents deferred asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets. During the nine month period ended September 30, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired.

Public Offering – On September 28, 2020, the Company completed a public offering in which it issued and sold 1,750,000 shares of common stock at a price to the public of $5.50 per share. The shares sold and issued in the public offering resulted in an aggregate gross offering price of $9,625,000. The Company received net proceeds of $8,633,000 after deducting underwriting discounts and commissions of $674,000 and offering expenses of $318,000.

Deferred Offering Costs – Deferred offering costs of $145,000, primarily consisting of certain legal, accounting and other third-party fees that were directly associated with the offering, were recorded in stockholders’ equity as a reduction of additional paid-in capital generated upon closing of the offering on September 28, 2020.

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

Comprehensive Income – There were no other components of comprehensive income other than net income for the three and nine months ended September 30, 2020 and 2019.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2020 and 2019. No customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2020 and one telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2019.

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

Three Months Ended September 30, 2020
(In thousands)	Cloud
	Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$489	$-	$489
Equipment financing revenue	59	-	59
Telecommunications services	3,182	-	3,182
Fees, commissions, and other, recognized over time	244	-	244
One time fees, commissions and other	40	-	40
Website hosting services	-	117	117
Website management services and other	-	12	12
	$4,014	$129	$4,143
Timing of revenue recognition
Products and fees recognized at a point in time	$529	$-	$529
Services and fees transferred over time	3,485	129	3,614
	$4,014	$129	$4,143

Three Months Ended September 30, 2019
(In thousands)	Cloud
	Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$343	$-	$343
Equipment financing revenue	30	-	30
Telecommunications services	2,813	-	2,813
Fees, commissions, and other, recognized over time	176	-	176
One time fees, commissions and other	81	-	81
Website hosting services	-	146	146
Website management services and other	-	13	13
	$3,443	$159	$3,602
Timing of revenue recognition
Products and fees recognized at a point in time	$424	$-	$424
Services and fees transferred over time	3,019	159	3,178
	$3,443	$159	$3,602

Nine Months Ended September 30, 2020
(In thousands)	Cloud
	Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$1,317	$-	$1,317
Equipment financing revenue	156	-	156
Telecommunications services	9,321	-	9,321
Fees, commissions, and other, recognized over time	726	-	726
One time fees, commissions and other	123	-	123
Website hosting services	-	372	372
Website management services and other	-	49	49
	$11,643	$421	$12,064
Timing of revenue recognition
Products and fees recognized at a point in time	$1,440	$-	$1,440
Services and fees transferred over time	10,203	421	10,624
	$11,643	$421	$12,064

Nine Months Ended September 30, 2019
(In thousands)	Cloud
	Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$1,294	$-	$1,294
Equipment financing revenue	79	-	79
Telecommunications services	7,949	-	7,949
Fees, commissions, and other, recognized over time	575	-	575
One time fees, commissions and other	309	-	309
Website hosting services	-	444	444
Website management services and other	-	58	58
	$10,206	$502	$10,708
Timing of revenue recognition
Products and fees recognized at a point in time	$1,603	$-	$1,603
Services and fees transferred over time	8,603	502	9,105
	$10,206	$502	$10,708

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	September 30,	December 31,
(In thousands)	2020	2019
Receivables, which are included in trade receivables, net of allowance
for doubtful accounts	$634	$386
Contract assets	94	22
Contract liabilities	1,233	1,214

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2020		December 31, 2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(942)	$-	$(882)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	923	-	1,033
Transferred to receivables from contract assets recognized at the beginning of the period	(12)	-	(13)	-
Increase due to additional unamortized discounts	84	-	23	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Desktop devices	$304	-	-	-	-	-	$304
Telecommunications service	$3,166	9,937	7,057	4,752	2,598	499	$28,009
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (in thousands) (A)	$131	$334	$779	$911

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	15,244,804	14,663,151	15,058,192	14,507,696
Dilutive effect of stock-based awards	2,004,231	966,496	1,735,704	936,367
Diluted weighted-average outstanding shares of common stock (C)	17,249,035	15,629,647	16,793,896	15,444,063

Earnings per common share:
Basic (A/B)	$0.01	$0.02	$0.05	$0.06
Diluted (A/C)	$0.01	$0.02	$0.05	$0.06

For the three and nine months ended September 30, 2020 and 2019, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	18,685	1,271,559	91,845	1,662,311

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

During the nine month period ended September 30, 2020, $54,000 of contingent consideration was paid in cash and the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The following table presents the cost of the acquisition and the allocation to assets acquired based upon their relative fair value:

Consideration:
Cash	$230
Total consideration	$230

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	$230
Net assets acquired	$230

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2020	2019
Gross trade receivables	$684	$400
Less: allowance for doubtful accounts	(50)	(14)
Trade receivables, net	$634	$386

Current trade receivables, net	$632	$380
Long-term trade receivables, net	2	6
Trade receivables, net	$634	$386

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid corporate insurance	$87	$48
Prepaid software services and support	80	27
Prepaid inventory deposits	90	-
Other prepaid expenses	75	66
Total prepaid expenses	$332	$141

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):
	September 30,	December 31,
	2020	2019
Building	$2,000	$-
Land	500	-
Computer and office equipment	1,407	1,388
Computer software	526	346
Internal software	14	-
Furniture and fixtures	29	-
Leasehold improvements	-	85
Less: accumulated depreciation	(1,704)	(1,664)
Total property and equipment, net	$2,772	$155

Depreciation and amortization expense is included in general and administrative expenses and totaled $34,000 and $12,000 for the three months ended September 30, 2020 and 2019, respectively and $128,000 and $29,000 for the nine months ended September 30, 2020 and 2019, respectively.

8.
Intangible Assets

The net carrying amount of intangible assets are as follows (in thousands):
	September 30,	December 31,
	2020	2019
Customer relationships	$1,171	$1,292
Less: accumulated amortization	(896)	(827)
Total	$275	$465

Amortization expense is included in general and administrative expenses and totaled $23,000 and $13,000 for the three months ended September 30, 2020 and 2019, respectively, and $69,000 and $40,000 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we reduced customer relationships by $121,000 due to an adjustment to the total consideration payable under the DoubleHorn customer relationships asset purchase agreement.

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued wages and benefits	$384	$538
Accrued accounts payable	607	566
Accrued sales and telecommunication taxes	393	529
Product warranty liability	47	37
Other	139	84
Total accrued expenses	$1,570	$1,754

The changes in aggregate product warranty liabilities for the year ended December 31, 2019 and nine months ended September 30, 2020 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2019	$16
Accrual for warranties	37
Adjustments related to pre-existing warranties	7
Warranty settlements	(23)
Balance at December 31, 2019	37
Accrual for warranties	29
Warranty settlements	(19)
Balance at September 30, 2020	$47

Product warranty expense is included in cost of product revenue expense and totaled $11,000 and $4,000 for the three months ended September 30, 2020 and 2019, respectively, and $29,000 and $14,000 for the nine months ended September 30, 2020 and 2019, respectively.

10.
Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	September 30,	December 31,
	2020	2019
Notes payable	$2,962	$-
Less: current notes payable	(1,071)	-
Notes payable, net of current portion	$1,891	$-

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

As of September 30, 2020, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2020 remaining	$1,018
2021	71
2022	74
2023	76
2024	79
Thereafter	1,644
Total	$2,962

11.
Fair Value Measurements

We have financial instruments as of September 30, 2020 and December 31, 2019 for which the fair value is summarized below (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$634	$634	$386	$386
Equipment financing receivables	1,099	1,099	704	704
Liabilities:
Finance lease obligations	$94	$94	$116	$116
Notes payable	2,962	2,962	-	-
Asset acquisition contigent consideration	-	-	175	175

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2020 and December 31, 2019 (in thousands):

Fair value measurement at reporting date
Description	As of September 30,2020	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

Description	As of December 31,2019	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$175	$-	$-	$175

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

During the nine month period ended September 30, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the nine months ended September 30, 2020 and the year ended December 31, 2019 are shown in the table below (in thousands):

Asset Acquisition Contingent Consideration
Balance at January 1, 2019	$-
Additions	175
Balance at December 31, 2019	$175
Cash payments	(54)
Adjustment	(121)
Balance at September 30, 2020	$-

12.
Income Taxes

Our effective tax rate for the three months ended September 30, 2020 and 2019 was 2.2% and 0.1%, respectively, which resulted in an income tax provision of $(3,000) and $0, respectively. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 1.1% and 0.7%, respectively, which resulted in an income tax provision of $(9,000) and $(7,000), respectively. The tax provision is due to state tax payments made with extensions filed.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. Based on the significant negative evidence of cumulative losses and history of loss carryforwards expiring unutilized, the positive evidence of forecasts of future profitability was not sufficient to overcome the negative evidence. As a result, we determined it was more likely than not that the deferred tax assets would not be realized as of September 30, 2020 and December 31, 2019; accordingly, we recorded a full valuation allowance.

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

We previously leased the corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There was a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we were reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the three months ended September 30, 2020 and 2019 was $0 and $59,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $50,000 and $174,000, respectively. Rental expense incurred on operating leases for the three months ended September 30, 2020 and 2019 was approximately $0 and $75,000, respectively, and for the nine months ended September 30, 2020 and 2019 was approximately $25,000 and $225,000, respectively.

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

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $94,000 and $116,000 as of September 30, 2020 and December 31, 2019, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of September 30, 2020 and December 31, 2019, respectively. Related accumulated depreciation totaled $60,000 and $34,000 as of September 30, 2020 and 2019, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $2,000 and $2,000 for the three months ended September 30, 2020 and 2019, respectively, and $6,000 and $6,000 for the nine months ended September 30, 2020 and 2019, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $2,000 and $1,000 for the three months ended September 30, 2020 and 2019, respectively and $5,000 and $7,000 for the nine months ended September 30, 2020 and 2019, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2020 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2020 remaining	$-	$9
2021	1	36
2022	-	37
2023	-	21
Total minimum lease payments	1	103
Less: amount representing interest	-	(9)
Present value of minimum lease payments	$1	$94

Lease term and discount rate	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	3.5
Finance leases	2.8
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	5
Financing cash flows from finance leases	22

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

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Gross financing receivables	$1,650	$1,086
Less: unearned income	(551)	(382)
Financing receivables, net	1,099	704
Less: current portion of finance receivables, net	(253)	(143)
Finance receivables due after one year	$846	$561

Future minimum lease payments as of September 30, 2020, consisted of the following:

Year ending December 31,	Lease Receivables
2020 remaining	$126
2021	485
2022	431
2023	338
2024	214
2025	56
Gross equipment financing receivables	1,650
Less: unearned income	(551)
Equipment financing receivables, net	$1,099

14.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Under our 2020 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, are determinable based upon four measures of corporate financial performance. The four performance target are; (a) The revenue for the year ended December 31, 2020 must exceed the budgeted revenue approved by the Board; (b) adjusted EBITDA must exceed the budgeted adjusted EBITDA approved by the board; (c) sales bookings for the year ended December 31, 2020 must exceed budgeted Sales Bookings approved by the board; and (d) completion of an asset or business acquisition during the year ended December 31, 2020. If the requirements of (a-c) are met individually, there shall be an award pool of sixty thousand ($60,000) for each performance target achieved during the year ended December 31, 2020, to be allocated to participants based on the participant’s proportionate share. If the requirement of (d) is met, there shall be an award pool based on the acquired annual revenue for each asset or business combination completed during the year ended December 31, 2020. An amount of $20,000 per $1M of acquired annualized revenue up to $5 million of acquired annualized revenue; plus $10,000 per $1M of acquired annualized revenue above $5M will be placed in the award pool to be allocated to participating executives based on the participant’s proportionate share. Based on our financial performance as of September 30, 2020, it is reasonably possible that one or multiple of the performance targets may be achieved, however a reasonable estimate of liability cannot be made at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Cloud telecommunications	$4,014	$3,443	$11,643	$10,206
Web services	129	159	421	502
Consolidated revenue	4,143	3,602	12,064	10,708

Income from operations:
Cloud telecommunications	124	276	739	692
Web services	31	60	128	225
Total operating income	155	336	867	917
Other income/(expense), net:
Cloud telecommunications	(20)	2	(47)	(2)
Web services	(1)	(4)	(32)	3
Total other income/(expense), net	(21)	(2)	(79)	1
Income before income tax provision:
Cloud telecommunications	104	278	692	690
Web services	30	56	96	228
Income before income tax provision	$134	$334	$788	$918

Depreciation and amortization was $55,000 and $24,000 for the Cloud Telecommunications segment for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization was $190,000 and $66,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2020 and 2019, respectively. Depreciation and amortization was $2,000 and $1,000 for the Web Services segment for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization was $7,000 and $3,000 for the Web Services segment for the nine months ended September 30, 2020 and 2019, respectively.

Interest income was $1,000 and $1,000 for the Web Services segment for the three months ended September 30, 2020 and 2019, respectively. Interest income was $3,000 and $4,000 for the Web Services segment for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense was $22,000 and $1,000 for the Cloud Telecommunications segment for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $52,000 and $9,000 for the Cloud Telecommunications segment for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was $1,000 and $0 for the Web Services segment for the three months ended September 30, 2020 and 2019. Interest expense was $2,000 and $0 for the Web Services segment for the nine months ended September 30, 2020 and 2019, respectively.

16.
Subsequent Events

On October 21, 2020, the underwriters of the Company’s public offering exercised their option to purchase additional shares of the Company’s common stock to cover sales by the underwriters of a greater number of shares than the total set forth in the filed prospectus for the public offering. The underwriters purchased an additional 420,000 shares of common stock from the Company. The gross proceeds to the Company of the issuance were $2,310,000, and the Company received net proceeds of $2,148,000 after deducting underwriting discounts and commissions.

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

Our Cloud Telecommunications service revenue increased 14% or $425,000 to $3,525,000 for the three months ended September 30, 2020 as compared to $3,100,000 for the three months ended September 30, 2019. Cloud Telecommunications service revenue increased 16% or $1,414,000 to $10,326,000 for the nine months ended September 30, 2020 as compared to $8,912,000 for the nine months ended September 30, 2019. Our Cloud Telecommunications product revenue increased 43% or $146,000 to $489,000 for the three months ended September 30, 2020 as compared to $343,000 for the three months ended September 30, 2019. Cloud Telecommunications product revenue increased 2% or $23,000 to $1,317,000 for the nine months ended September 30, 2020, as compared to $1,294,000 for the nine months ended September 30, 2019. As of September 30, 2020 and 2019, our backlog was $28,313,000 and $25,335,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 19% or $30,000 to $129,000 for the three months ended September 30, 2020 as compared to $159,000 for the three months ended September 30, 2019. Our Web Services revenue decreased 16% or $81,000 to $421,000 for the nine months ended September 30, 2020 as compared to $502,000 for the nine months ended September 30, 2019.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenue	$3,654	$3,259	$10,747	$9,414
Product revenue	489	343	1,317	1,294
Total revenue	$4,143	$3,602	$12,064	$10,708
Income before income taxes	134	334	788	918
Income tax provision	(3)	-	(9)	(7)
Net income	131	334	779	911
Basic earnings per share	$0.01	$0.02	$0.05	$0.06
Diluted earnings per share	$0.01	$0.02	$0.05	$0.06

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 12% or $395,000, to $3,654,000 for the three months ended September 30, 2020 as compared to $3,259,000 for the three months ended September 30, 2019. Cloud Telecommunications service revenue increased 14% or $425,000, to $3,525,000 for the three months ended September 30, 2020 as compared to $3,100,000 for the three months ended September 30, 2019. Web service revenue decreased 19% or $30,000, to $129,000 for the three months ended September 30, 2020 as compared to $159,000 for the three months ended September 30, 2019.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 43% or $146,000, to $489,000 for the three months ended September 30, 2020 as compared to $343,000 for the three months ended September 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income taxes decreased 60% or $200,000, to $134,000 for the three months ended September 30, 2020 as compared to $334,000 for the three months ended September 30, 2019. The decrease in income before income tax is primarily due to an increase in operating expenses of $722,000 and an increase in interest expense and other expense of $19,000, offset by an increase in revenue of $541,000.

Income Tax Provision

We had an income tax provision of $3,000 for the three months ended September 30, 2020 compared to an income tax provision of $0 for the three months ended September 30, 2019. We had pre-tax income for the three months ended September 30, 2020 and 2019 of $134,000 and $334,000, respectively, and a full valuation allowance on all of our deferred tax assets for the three months ended September 30, 2020 and 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 14% or $1,333,000, to $10,747,000 for the nine months ended September 30, 2020 as compared to $9,414,000 for the nine months ended September 30, 2019. Cloud Telecommunications service revenue increased 16% or $1,414,000, to $10,326,000 for the nine months ended September 30, 2020 as compared to $8,912,000 for the nine months ended September 30, 2019. Web service revenue decreased 16% or $81,000, to $421,000 for the nine months ended September 30, 2020 as compared to $502,000 for the nine months ended September 30, 2019.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased by 2% or $23,000, to $1,317,000 for the nine months ended September 30, 2020 as compared to $1,294,000 for the nine months ended September 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income tax decreased 14% or $130,000, to $788,000 for the nine months ended September 30, 2020 as compared to $918,000 for the nine months ended September 30, 2019. The decrease in income before income tax is primarily due to an increase in operating expenses of $1,406,000 and an increase in interest expense of $45,000 and other expense of $35,000, offset by an increase in revenue of $1,356,000.

Income Tax Provision

We had an income tax provision of $9,000 for the nine months ended September 30, 2020 compared to an income tax provision of $7,000 for the nine months ended September 30, 2019. We had pre-tax income for the nine months ended September 30, 2020 and 2019 of $788,000 and $918,000, respectively, and a full valuation allowance on all of our deferred tax assets for the nine months ended September 30, 2020 and 2019.

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

In our November 10, 2020 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$131	$334	$779	$911
Share-based compensation	136	107	377	293
Amortization of intangible assets	23	13	69	40
Non-GAAP net income	$290	$454	$1,225	$1,244

Non-GAAP earnings per common share:
Basic	$0.02	$0.03	$0.08	$0.09
Diluted	$0.02	$0.03	$0.07	$0.08

Weighted-average common shares outstanding:
Basic	15,244,804	14,663,151	15,058,192	14,507,696
Diluted	17,249,035	15,629,647	16,793,896	15,444,063

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$131	$334	$779	$911
Depreciation and amortization	57	25	197	69
Interest expense	23	1	54	9
Interest and other expense/(income)	(2)	1	25	(10)
Income tax provision	3	-	9	7
EBITDA	212	361	1,064	986
Share-based compensation	136	107	377	293
Adjusted EBITDA	$348	$468	$1,441	$1,279

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications	2020	2019	2020	2019
Service revenue	$3,525	$3,100	$10,326	$8,912
Product revenue	489	343	1,317	1,294
Total revenue	$4,014	$3,443	$11,643	$10,206
Operating expenses:
Cost of service revenue	$930	$811	$2,758	$2,515
Cost of product revenue	314	172	797	664
Research and development	318	207	816	600
Selling and marketing	1,051	1,003	3,151	2,865
General and administrative	1,277	974	3,382	2,870
Total operating expenses	3,890	3,167	10,904	9,514
Operating income	124	276	739	692
Other income/(expense)	(20)	2	(47)	(2)
Income before tax provision	$104	$278	$692	$690

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 14% or $425,000, to $3,525,000 for the three months ended September 30, 2020 as compared to $3,100,000 for the three months ended September 30, 2019. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $369,000, an increase in fees, commissions, and other, recognized over time of $68,000, and an increase in sales-type lease interest of $29,000, offset by a decrease in one time fees, commissions and other of $41,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 43% or $146,000, to $489,000 for the three months ended September 30, 2020 as compared to $343,000 for the three months ended September 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts across the performance obligations, primarily due to sales promos.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2020 and 2019. Backlog increased 12% or $2,978,000 to $28,313,000 as of September 30, 2020 as compared to $25,335,000 as of September 30, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2020 and 2019, and September 30, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2020	$27,349
Cloud Telecommunications backlog as of September 30, 2020	$28,313

Cloud Telecommunications backlog as of July 1, 2019	$24,772
Cloud Telecommunications backlog as of September 30, 2019	$25,335

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, credit card processing fees, shipping charges, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 15% or $119,000, to $930,000 for the three months ended September 30, 2020 as compared to $811,000 for the three months ended September 30, 2019. The increase in cost of service revenue was primarily due to an increase in salaries and benefits of $55,000 as a result of an increase in customer support and implementation headcount and temporary labor, an increase in bandwidth costs of $38,000 from an increase in service revenue, an increase in credit card processing fees of $8,000, an increase in share-based compensation of $5,000, an increase in shipping charges of $4,000, an increase in costs related to professional installation services of $4,000, and an increase in other cost of service revenue of $5,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 83% or $142,000, to $314,000 for the three months ended September 30, 2020 as compared to $172,000 for the three months ended September 30, 2019. The increase is primarily due to the increase in product revenue, offset by an increase in device costs and an increase in product warranty costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 54% or $111,000, to $318,000 for the three months ended September 30, 2020 as compared to $207,000 for the three months ended September 30, 2019. There was an increase in salaries and benefits of $82,000 as a result of an increase in headcount as we continue to invest in our solution, an increase in costs for maintenance on our customer user interface, our Android and iPhone mobile phone applications, and Java development of $23,000, and an increase in share-based compensation of $6,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. Selling and marketing expenses increased 5% or $48,000, to $1,051,000 for the three months ended September 30, 2020 as compared to $1,003,000 for the three months ended September 30, 2019. The increase in selling and marketing expense is due to an increase in commission expense of $50,000 directly related to an increase in revenue, an increase in salaries and benefits of $38,000 primarily related to the addition of one sales rep and a new director of marketing, and an increase in share-based compensation of $2,000, offset by a decrease in travel related expenses of $27,000, a decrease in bad debt expense of $8,000, and a decrease in other sales and marketing expense of $7,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 31% or $303,000, to $1,277,000 for the three months ended September 30, 2020 as compared to $974,000 for the three months ended September 30, 2019. Consolidated general and administrative expenses increased 30% or $311,000, to $1,351,000 for the three months ended September 30, 2020 as compared to $1,040,000 for the three months ended September 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in stock exchange uplisting and annual fees of $89,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in administrative salaries and benefits of $73,000, an increase in recruiting fees of $55,000, an increase in legal fees of $37,000, an increase in contractor costs of $33,000, an increase in telecommunication fees of $20,000, an increase in depreciation expense of $20,000, an increase in share-based compensation of $17,000, an increase in software expense of $14,000, an increase in computer, office equipment, and data center maintenance costs of $11,000, an increase in intangible amortization expense of $10,000 related to the DoubleHorn asset acquisition, and an increase in other administrative corporate expenses of $7,000, offset by a decrease in rent expense of $75,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Other expenses increased 1,100%, or $22,000, to $(20,000) for the three months ended September 30, 2020 as compared to $2,000 of net other income for the three months ended September 30, 2019. The increase in other expenses is related to our increase in interest expense from our outstanding notes payables and a decrease in credit card cash back rewards of $2,000.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and broadband Internet services. Service revenue increased 16% or $1,414,000, to $10,326,000 for the nine months ended September 30, 2020 as compared to $8,912,000 for the nine months ended September 30, 2019. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $1,372,000, an increase in fees, commissions, and other, recognized over time of $151,000, and an increase in sales-type lease interest of $77,000, offset by a decrease in one time fees, commissions and other of $186,000 related to a higher volume of site surveys and installation service revenue in the first quarter of 2019. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue increased 2% or $23,000, to $1,317,000 for the nine months ended September 30, 2020 as compared to $1,294,000 for the nine months ended September 30, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts across the performance obligations, primarily due to sales promos.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2020 and 2019. Backlog increased 12% or $2,978,000 to $28,313,000 as of September 30, 2020 as compared to $25,335,000 as of September 30, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2020 and 2019, and September 30, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of September 30, 2020	$28,313

Cloud Telecommunications backlog as of January 1, 2019	$23,029
Cloud Telecommunications backlog as of September 30, 2019	$25,335

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, credit card processing fees, shipping charges, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 10% or $243,000, to $2,758,000 for the nine months ended September 30, 2020 as compared to $2,515,000 for the nine months ended September 30, 2019. The increase in cost of service revenue is primarily due to an increase in bandwidth costs of $136,000, an increase in salaries and benefits of $123,000 as a result of an increase in customer support and implementation headcount and temporary labor, an increase in profit sharing costs of $33,000, an increase in credit card processing fees of $30,000, an increase in share-based compensation of $20,000, an increase in shipping charges of $9,000, an increase in other cost of service revenue of $6,000, and an increase in project management software costs of $4,000, offset by a decrease in costs related to professional installation services of $118,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 20% or $133,000, to $797,000 for the nine months ended September 30, 2020 as compared to $664,000 for the nine months ended September 30, 2019. The increase is primarily due to the increase in product revenue, offset by an increase in device costs and an increase in product warranty costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. Research and development expenses increased 36% or $216,000, to $816,000 for the nine months ended September 30, 2020 as compared to $600,000 for the nine months ended September 30, 2019. The increase is primarily due to an increase in costs for maintenance on our customer user interface, our Android and iPhone mobile phone applications, and Java development of $98,000, an increase of $97,000 in salaries and benefits as a result of an increase in headcount as we continue to invest in our solution, an increase in share-based compensation of $14,000, and an increase in allocated profit sharing costs of $7,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 10% or $286,000, to $3,151,000 for the nine months ended September 30, 2020 as compared to $2,865,000 for the nine months ended September 30, 2019. The increase in selling and marketing expense is due to an increase in commission expense of $155,000 directly related to an increase in revenue, an increase in salaries and benefits of $147,000 primarily related to the addition of one sales rep and a new director of marketing, an increase in bad debt expense of $19,000, an increase in tradeshow related expense of $18,000, and an increase in share-based compensation of $14,000, offset by a decrease in travel related expenses of $56,000 and a decrease in other sales and marketing expenses of $11,000.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 18% or $512,000, to $3,382,000 for the nine months ended September 30, 2020 as compared to $2,870,000 for the nine months ended September 30, 2019. Consolidated general and administrative expenses increased 18%, or $534,000 to $3,585,000 for the nine months ended September 30, 2020 as compared to $3,051,000 for the nine months ended September 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries and benefits of $143,000, an increase in depreciation expense of $98,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building and from depreciation of additional datacenter related licenses, an increase in stock exchange uplisting and annual fees of $94,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in recruiting fees of $70,000, an increase in telecommunication fees of $55,000, an increase in contractor costs of $54,000, an increase in software expense of $48,000, an increase in legal fees of $43,000, an increase in share-based compensation of $36,000, an increase in computer, office equipment, and data center maintenance costs of $35,000, an increase in intangible amortization expense of $29,000 related to the DoubleHorn asset acquisition, an increase in profit sharing costs of $12,000, an increase in corporate insurance costs of $8,000, an increase in other administrative corporate expenses of $8,000, an increase in board of director fees of $6,000, an increase in closing and inspection fees related to the building purchase of $5,000, offset by a decrease in rent expense of $200,000 related to the purchase of our corporate office building and a decrease in accounting fees of $10,000.

Other Expense

Other expense primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Net other expense increased 2,250%, or $45,000, to $47,000 for the nine months ended September 30, 2020 as compared to $2,000 for the nine months ended September 30, 2019. The increase in other expense is due to an increase in allocated interest expense of $43,000 for interest paid on finance agreements and a decrease in credit card cash back rewards of $2,000.

Operating Results of Web Services segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Web Services	2020	2019	2020	2019
Service revenue	$129	$159	$421	$502
Operating expenses:
Cost of service revenue	16	25	66	72
Research and development	8	8	24	24
General and administrative	74	66	203	181
Total operating expenses	98	99	293	277
Operating income	31	60	128	225
Other income/(expense)	(1)	(4)	(32)	3
Income before tax provision	$30	$56	$96	$228

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 19% or $30,000, to $129,000 for the three months ended September 30, 2020 as compared to $159,000 for the three months ended September 30, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $30,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 36% or $9,000, to $16,000 for the three months ended September 30, 2020 as compared to $25,000 for the three months ended September 30, 2019. The decrease in cost of service revenue is primarily related to a decrease in customer service salaries and benefits and temporary labor of $7,000, a decrease in web domain registration fees of $1,000, and a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $8,000 for the three months ended September 30, 2020 as compared to $8,000 for the three months ended September 30, 2019.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 12% or $8,000, to $74,000 for the three months ended September 30, 2020 as compared to $66,000 for the three months ended September 30, 2019. Consolidated general and administrative expenses increased 30% or $311,000, to $1,351,000 for the three months ended September 30, 2020 as compared to $1,040,000 for the three months ended September 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in stock exchange uplisting and annual fees of $89,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in administrative salaries and benefits of $73,000, an increase in recruiting fees of $55,000, an increase in legal fees of $37,000, an increase in contractor costs of $33,000, an increase in telecommunication fees of $20,000, an increase in depreciation expense of $20,000, an increase in share-based compensation of $17,000, an increase in software expense of $14,000, an increase in computer, office equipment, and data center maintenance costs of $11,000, an increase in intangible amortization expense of $10,000 related to the DoubleHorn asset acquisition, and an increase in other administrative corporate expenses of $7,000, offset by a decrease in rent expense of $75,000 related to the purchase of our corporate office building.

Other Expense

Other expense primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other expense decreased 75% or $3,000, to $1,000 for the three months ended September 30, 2020 as compared to $4,000 for the three months ended September 30, 2019. The decrease in net other expense is due to a $5,000 decrease in foreign exchange losses offset by an increase in allocated interest expense of $1,000 for interest on finance agreements and a $1,000 decrease in interest income.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 16% or $81,000, to $421,000 for the nine months ended September 30, 2020 as compared to $502,000 for the nine months ended September 30, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $88,000 offset by an increase in professional web management services of $7,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 8% or $6,000, to $66,000 for the nine months ended September 30, 2020 as compared to $72,000 for the nine months ended September 30, 2019. The decrease in cost of service revenue is primarily related to a decrease in web domain registration fees of $3,000 and a decrease in credit card fees of $3,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $24,000 for the nine months ended September 30, 2020 as compared to $24,000 for the nine months ended September 30, 2019.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 12% or $22,000, to $203,000 for the nine months ended September 30, 2020 as compared to $181,000 for the nine months ended September 30, 2019. Consolidated general and administrative expenses increased 18%, or $534,000 to $3,585,000 for the nine months ended September 30, 2020 as compared to $3,051,000 for the nine months ended September 30, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries and benefits of $143,000, an increase in depreciation expense of $98,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building and from depreciation of additional datacenter related licenses, an increase in stock exchange uplisting and annual fees of $94,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in recruiting fees of $70,000, an increase in telecommunication fees of $55,000, an increase in contractor costs of $54,000, an increase in software expense of $48,000, an increase in legal fees of $43,000, an increase in share-based compensation of $36,000, an increase in computer, office equipment, and data center maintenance costs of $35,000, an increase in intangible amortization expense of $29,000 related to the DoubleHorn asset acquisition, an increase in profit sharing costs of $12,000, an increase in corporate insurance costs of $8,000, an increase in other administrative corporate expenses of $8,000, an increase in board of director fees of $6,000, an increase in closing and inspection fees related to the building purchase of $5,000, offset by a decrease in rent expense of $200,000 related to the purchase of our corporate office building and a decrease in accounting fees of $10,000.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other income decreased 1,167% or $35,000, to $(32,000) of net other expense for the nine months ended September 30, 2020 as compared to $3,000 of net other income for the nine months ended September 30, 2019. The decrease in net other income is due to an increase in net foreign exchange losses of $32,000 and an increase in allocated interest expense of $3,000 for interest on finance agreements.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $15,453,000 and $4,280,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital increased 384% or $10,911,000 to $13,756,000 as of September 30, 2020 as compared to $2,845,000 at December 31, 2019. The increase in working capital was primarily related to an increase in cash and cash equivalents of $11,173,000, an increase in trade receivables, net of allowance for doubtful accounts of $252,000, an increase in contract assets of $72,000, an increase in equipment financing receivables of $110,000, an increase in contract costs of $24,000, an increase in prepaid expenses of $191,000, a decrease in accrued expenses of $184,000, a decrease in operating lease liabilities of $50,000, a decrease in contingent consideration of $175,000, and a decrease in contract liabilities of $8,000, offset by a decrease in inventories of $119,000, a decrease in income tax receivable of $4,000, an increase in accounts payable of $128,000, an increase in finance leases of $1,000, an increase in notes payable of $1,071,000, and an increase in income tax payable of $5,000 during the nine months ended September 30, 2020.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 261% or $11,173,000 to $15,453,000 at September 30, 2020 as compared to $4,280,000 at December 31, 2019. During the nine months ended September 30, 2020, cash provided by operating activities was $423,000. Cash used for investing activities was $921,000, primarily for the purchase of our corporate office building, datacenter related assets, and a redesigned company website of $745,000 and an initial asset acquisition payment of $176,000 for customer relationships. Cash provided by financing activities was $11,671,000, primarily related to proceeds from notes payable of $1,001,000, proceeds from the exercise of options of $2,007,000, and proceeds from the issuance of common stock in connection with our public offering of $8,778,000, offset by $54,000 in contingent consideration payments for a customer relationship asset acquisition, repayments made on notes payable of $39,000, and repayments on finance leases of $22,000 during the period.

Inventories

Inventories decreased 31% or $119,000 to $263,000 at September 30, 2020 as compared to $382,000 at December 31, 2019. Inventory balances fluctuate based on timing of installations and inventory shipments. The decrease is primarily due to the timing of inventory shipments. We feel our inventory balance at September 30, 2020 is sufficient to fulfill future installations.

Prepaid Expenses

Prepaid expenses increased 135% or $191,000 to $332,000 at September 30, 2020 as compared to $141,000 at December 31, 2019. The increase is related to a $90,000 increase in inventory deposits, $53,000 increase in software services and support, a $39,000 increase in corporate insurance policies, and a $9,000 increase in other prepaid expense accounts.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 64% or $248,000, to $634,000 as of September 30, 2020 as compared to $386,000 as of December 31, 2019. Current trade receivables, net of allowance for doubtful accounts, increased 66% or $252,000, to $632,000 as of September 30, 2020 as compared to $380,000 as of December 31, 2019. The increase in current trade receivables can primarily be attributed to a number of customers carrying a balance as of September 30, 2020 related to a slowdown in collections resulting from COVID-19. The Company took the FCC’s Keep Americans Connected Pledge in response to the COVID-19 pandemic to not shut off customers for non-payment. Long-term trade receivables, net of allowance for doubtful accounts, decreased 67% or $4,000, to $2,000 as of September 30, 2020 as compared to $6,000 as of December 31, 2019. The decrease is primarily due to the receipt of monthly installment payments.

Accounts Payable and Accrued Expenses

Accounts payable increased 149% or $128,000 to $214,000 at September 30, 2020 as compared to $86,000 at December 31, 2019. The aging of accounts payable as of September 30, 2020 were generally within our vendors’ terms of payment. The increase is primarily related to the timing of check processing schedule.

Accrued expenses decreased 10% or $184,000 to $1,570,000 at September 30, 2020 as compared to $1,754,000 at December 31, 2019. The decrease is related to a $200,000 decrease in accrued bonuses due to the payout of the 2019 Profit Sharing Plan, a $176,000 decrease in accrued asset acquisition costs, a $108,000 decrease in accrued telecommunications and sales tax accrual, and a $62,000 decrease in accrued salaries, offset by a $179,000 increase in accrued invoices, an $89,000 increase in accrued paid time off, a $55,000 increase in partner commissions, a $12,000 increase in 401k accrued contributions, a $10,000 increase in warranty reserve, and a $17,000 increase in other accrued expenses.

Notes Payable

Notes payables increased $2,962,000 to $2,962,000 at September 30, 2020 as compared to $0 at December 31, 2019. The increase in notes payable is related to the $1,961,000 note payable for the purchase of the corporate office building, and a $1,001,000 note payable related to the Paycheck Protection Program loan.

Finance Lease

Finance lease obligations decreased 19% or $22,000, to $94,000 as of September 30, 2020 as compared to $116,000 at December 31, 2019. The decrease in finance lease obligations can be attributed to payments made on financing contracts of $22,000.

Contingent Consideration

Contingent consideration decreased 100% or $175,000 to $0 at September 30, 2020 as compared to $175,000 at December 31, 2019. The decrease is due to $54,000 in earn-out payments and a $121,000 adjustment to the total consideration payable under the customer relationships asset purchase agreement.

Operating Lease Liabilities

Operating lease liabilities decreased 98% or $50,000 to $1,000 at September 30, 2020 as compared to $51,000 at December 31, 2019. The decrease is related to the expiration of the corporate office lease due to the purchase of the building in January 2020.

Contract Liabilities

Contract liabilities increased 2% or $19,000 to $1,233,000 at September 30, 2020 as compared to $1,214,000 at December 31, 2019. The increase is from an increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period and an increase in down payments of uninstalled contracts. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations

Capital

Total stockholders’ equity increased 269% or $11,796,000, to $16,183,000 as of September 30, 2020 as compared to $4,387,000 at December 31, 2019. The increase in total stockholders’ equity was attributable to net income of $779,000, and increases in additional paid-in capital of $2,007,000 from stock option exercises, $8,633,000 from the issuance of common stock related to an offering, and $377,000 in share-based compensation for options issued to employees.

Off Balance Sheet Arrangements

As of, September 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 10, 2020	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 10, 2020	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer