Form 10-K
period 2020-12-31
Crexendo, Inc.
filed 2021-03-09
CIK 1075736

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020:
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
(Former name, former address and former fiscal year, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2020 was approximately $51,259,838.

The number of shares of the registrant’s common stock outstanding as of February 28, 2021 was 18,396,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART II
 PART III

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

Cloud Telecommunications – Our cloud telecommunications services transmit calls using Internet Protocol (IP) or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device, computer, or an application on a mobile device.

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

Cloud Telecommunications – Our cloud telecommunications service offering includes hardware, software, and unified communication solutions for businesses using IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and user interfaces such as Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure is comprised of compute, storage, network technologies, third party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

Crexendo’s cloud telecommunication service offers a wide variety of essential and advanced features for businesses of all sizes. Many of these features included in the service offering are:

●
Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the United States and Canada, International calling, Toll free (Inbound and Outbound).
●
Individual Productivity Features such as Caller ID, Call Waiting, Last Call Return, Call Recording, Music/Message-On-Hold, Voicemail, Unified Messaging, Hot-Desking.
●
Group Productivity Features such as Call Park, Call Pickup, Interactive Voice Response (IVR), Individual and Universal Paging, Corporate Directory, Multi-Party Conferencing, Group Mailboxes, Web and mobile devices based collaboration applications.
●
Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording, One way call recording, Analytics.
●
Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring, Voicemail transcription.
●
Mobile Features such as extension dialing, transfer and conference and seamless hand-off from WiFi to/from 3G and 4G, LTE, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets.
●
Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Devices.
●
Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users.
●
Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file.
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

Our cloud-based business UCaaS solutions provide a feature rich communications platform for large, mid-sized, and small enterprise level customers. Our solutions allow businesses to be more efficient and productive whether they have one location or multiple locations and allows them to communicate via multiple devices, including desk phones, smartphones, tablets, PCs and laptops, and allows for communications across multiple channels, including voice, text, video web conferencing and fax. Our in-house designed and developed solutions enable a more productive and dynamic workforce, and have been architected using industry standards to meet modern business communications requirements, including workforce mobility, BYOD requirements, and multi-channel collaboration.

Our solutions are delivered using a redundant, resilient, high-availability and scalable infrastructure and are designed for easy implementation, provisioning and administration with minimal technical expertise or training required. Our solutions scale easily and quickly, allowing our customers to add new users through a web portal regardless of where they are located. Our solutions are very cost effective, often saving businesses up to 50% off of their existing telecom spend. Migrating to our system requires little to no upfront infrastructure hardware costs and our solutions require no ongoing maintenance and upgrade costs that are commonly associated with legacy on-premise systems.

We sell our Crexendo solution as an all-inclusive, feature rich communications platform that allows customers to eliminate their older, premise-based systems and the costs associated with local dial tone, long distance, maintenance, support and upgrades. Since our system includes features such as Automatic Call Distribution (ACD) for call centers, record-a-call, mobility, and collaboration all as standard offerings, we have a significant advantage over many of our competitors who charge much higher fees for these types of applications. In addition, our solution is also a great, cost effective solution for businesses that are already using cloud communications from a competitive UCaaS provider as we can likely easily migrate their existing VoIP phones over to our system and likely offer them more capabilities at a lower cost.

We believe that our solutions provide not only the core functionality of existing on-premise communications solutions, but also additional key benefits that address the changing requirements of business to allow businesses to function in remote work environments using voice, video, collaboration, SMS/text, chat and mobility.

Some of the key benefits of our system include:

●
Location Flexibility. Our cloud-based UCaaS system is designed to be location independent. Customers can easily connect their desk phone, mobile application, or PC softphone from any location that has sufficient internet access. In addition, office calls can easily be forwarded to a cell phone to further allow location flexibility. The ability to handle your business calls anywhere is a key benefit to cloud communications.
●
Device Independence. We not only design, sell and support our own Crexendo branded phones that work with our system, but our solution is also able to support a wide range of industry standard VoIP devices from manufacturers such as Polycom, Yealink, Cisco, H-tek, and Grandstream allowing customers to utilize existing hardware if needed. We also support mobile devices including smartphones, tablets, PCs and laptops, allowing businesses many options to meet their communications needs.
●
Easy Implementation and Support. Our solutions are designed for quick and efficient implementation and ease of ongoing administration and support. Our system provides a lifetime warranty on service and support for our platform and our Crexendo phones. Our white glove service and support is all handles in-house, twenty four hours a day, seven days a week, three hundred and sixty-five days a year.
●
Productivity and Efficiency Enhancing Features. Our system offers a full suite of features and capabilities that improve employee productivity and efficiency. In today’s competitive world, enabling workforces with enhanced abilities and communications options is critical for every business.
●
Scalability. Our cloud-based solutions allow businesses to easily and efficiently grow their business and expand their communications without fear of obsolescence or capacity limits. Customers can add users, regardless of their location, without having to purchase additional infrastructure hardware or software upgrades.
●
Lower Cost of Ownership. We believe that our customers experience significantly lower cost of ownership compared to legacy on-premise systems. By eliminating expensive dial tone, long distance and support costs, our UCaaS solution typically has an instant and significant ROI for businesses.
●
Analytics and Reporting. Our system provides detailed analytics and reporting packages so businesses can get real-time and historical accounts on their internal and external communications. Combined with enhanced call center type features like call recording, chat, and skills based routing, businesses get the tools they need to effectively manage their business.
●
CRM and Application Integration. Our system integrates with cloud-based CRM’s and business applications like Salesforce, ZOHO, Outlook, Oracle, etc. to help quickly distribute calls and call detail information to your employees, making them more productive. In addition, our in-house engineering team is available to help create custom applications and features if needed.
●
Disaster Recovery/Business Continuity. Now more than ever, business continuity and communicating during a disaster such as a pandemic, hurricane, fire, etc. is critical. Our platform allows businesses to function wherever they need to. The massive shift to remote workforces that Covid-19 created is a great example of how the Crexendo solution easily addresses the rapid shift from office to home without skipping a beat or losing features or functionality.

Whether a business has 5 employees or 5,000 employees, we believe that Crexendo’s UCaaS cloud communications platform is a great solution to help communicate effectively in today’s ever changing business environment. Our in-house designed and engineered award winning solutions are supported by our in-house U.S. based customer service team. Crexendo’s complete cloud solutions are designed to help those business improve their internal and external communications at a low cost.

Website Services – Our website services segment allows businesses to host their websites in our data center for a recurring monthly fee. Our website software platform is feature rich and battle tested to provide an innovative website-building environment. We continue to maintain our Web platform to make it an available and reliable experience for our web customers and for their website visitors.

SEGMENT INFORMATION

The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income before income tax benefit/(provision) was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenue:
Cloud telecommunications	$15,845	$13,780
Web services	542	656
Consolidated revenue	$16,387	$14,436

	Year Ended December 31,
	2020	2019
Income before income tax benefit/(provision):
Cloud telecommunications	$1,788	$862
Web services	111	283
Income before income tax	$1,899	$1,145

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
●
Basic Business Telephony Features such as those offered in a traditional PBX systems like extension dialing, Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer(Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing.
●
Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording.
●
Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting.
●
Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo).
●
Crexendo Mobile Application (CrexMo), which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile deviceas if they were in the office. It also provided users instant access to visual voicemail and call logs.
●
End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.
●
Collaboration products like group chat, SMS/MMS, document sharing, video and web conferencing.

Our website services segment allows businesses to host their websites in our data center for a recurring monthly fee. Our website software platform is feature rich and battle tested to provide an innovative website-building environment. We continue to maintain our Web platform to make it an available and reliable experience for our web customers and for their website visitors.

RESEARCH AND DEVELOPMENT

We invested $1,189,000 and $853,000 for the years ended December 31, 2020 and 2019, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and website development software.

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
●
established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., CenturyLink, Cox, Charter and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the United Kingdom, all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;
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

EMPLOYEES

As of December 31, 2020, we had 58 employees; 58 full-time and 0 part-time, including 4 executives, 14 sales representatives and sales management, 1 in marketing, 11 engineers and IT support, 21 in operations and customer support, 7 in accounting, finance, and legal.

CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to any size business who are seeking to take advantage of the benefits of conducting business on the cloud. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. In November 2016, we were reincorporated as a Nevada corporation. On July 8, 2020, the Company up listed to The Nasdaq Stock Market keeping our ticker symbol “CXDO”.

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

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.crexendo.com/why-crexendo/sec-filings/ as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

ITEM 1A.
RISK FACTORS.

The COVID-19 pandemic has had some adverse effect on our business and may continue to have increased adverse effects our business, results of operations, and financial condition.

The effects of the global spread of the disease caused by the COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to Work from Home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, shipping and other operations. To date the COVID-19 outbreak has not had a material adverse impact on our operations. However, the continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the continuation of the COVID-19 pandemic may result in:

●
a decrease in demand and/or prices for our products and services;

●
a prolonged economic recession or depression that could significantly reduce demand and/or prices for our products and services;

●
reduced productivity in our product development, operations, marketing, sales and other activities;

●
disruptions to our supply chain;

●
increased costs resulting from our efforts to mitigate the impact of the COVID-19 pandemic;

●
reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or

●
higher rate of losses on our accounts receivables due to credit defaults.

The COVID-19 pandemic has also caused significant uncertainty and volatility in global and domestic financial markets and the trading prices for the common stock of technology companies, including us. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remain unclear and evolving.

We have experienced and may continue to experience cancellations and greater delay and disruption in the demand for, our products and services. In addition, we believe the production capabilities of our suppliers have been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. The continued disruption in the manufacture, shipment and sales of telephones and ancillary equipment may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 on a large scale could occur resulting in continued disruption to us, our suppliers and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

Implications of tax provisions in the CARES Act are uncertain and we are evaluating their impact.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, featuring significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act increased the Section 163(j) interest expense limitation from 30% to 50% of adjusted taxable income, provided for the payment deferral of certain Social Security taxes, made a technical correction allowing Qualified Improvement Property to be treated as 15-year property, and included numerous other provisions. The Company is currently evaluating the impact of the CARES Act.

A continued downturn in the worldwide or domestic economy may harm our business.

The COVID-19 pandemic has caused a downturn in the worldwide and domestic economy. As the pandemic and the economic downturn prolongs, this may continue to reduce demand for our products or our customers’ products, which could result in significant decreases in sales and margins for our products. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a continued downturn in the worldwide or domestic economy could have a material adverse effect on our business, results of operations, or financial condition.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate and impair our ability to raise capital.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors (including but not limited to COVID-19), some of which are outside of our control, including:

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of research analysts or investors for any period, which could cause our stock price to decline. We sustained operating losses in prior years and may experience losses in the future. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income/(loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits. This may also impair our ability to raise capital, should we seek to do so.

We expect to undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of a potential growth strategy, we expect to attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of the acquired businesses, the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

Our strategy to expand through acquisitions or investments in, other companies, may divert our management’s attention, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including: the potential failure to achieve the expected benefits of the combination or acquisition; unanticipated costs and liabilities; difficulties in integrating new products and services; software, businesses; operations and technology infrastructure in an efficient and effective manner; difficulties in maintaining customer relations; the potential loss of key employees of the acquired businesses; the diversion of the attention of our senior management from the operation of our daily business; the potential adverse effect on our cash position to the extent that we use cash for the purchase price; the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition; the potential to incur large and immediate write-offs and restructuring and other related expenses; and the inability to maintain uniform standards, controls, policies and procedures.

Further, any acquisition may affect our ability to adequately maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in the Company.

Our ability to use our net operating loss carry-forwards may be reduced in the event of an ownership change and could adversely affect our financial results.

As of December 31, 2020, we had net operating loss (“NOL”) carry-forwards of approximately $20,477,000. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and other VoIP companies.

Our Cloud telecommunications services compete with other voice over internet protocol (“VoIP”) providers. In addition, we also compete with traditional telephone service providers which provide telephone service based on the public switched telephone network (“PSTN”). Our VoIP offering is not fully compatible with such customers. Some of these traditional providers have also added VoIP services. There is also competition from cable providers, which have added VoIP service offerings in bundled packages to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

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

Our VoIP or cloud telecommunications service competes against established well financed alternative voice communication providers (such as 8x8 and Ring Central), who may provide comparable services at comparable or lower pricing.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in a customer’s decision to switch to our telephony products and services. Our competitors may reduce their rates, which may require us to reduce our rates, which would affect our margins and revenues, or otherwise make our pricing non-competitive. We may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure.

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

We continue to primarily sell Crexendo ® branded desktop devices, although, the Company also supports third party devices manufactured by Yealink, Cisco, and Polycom. Our desktop devices are being manufactured by third party vendors in China. The current economic challenges in China and global economic ramifications of Chinese economic difficulties, the U.S. trade war with China, including trade protection measures such as tariffs, and the effects of any new wave of COVID-19 infections or another pandemic may cause potential supply-chain disruptions in obtaining our desktop devices. This may increase pricing, slow delivery times or may force us to find another third party manufacturer of our branded desktop devices.

The Crexendo branded desktop devices include firmware specifically designed for our cloud telecommunications services and are not currently intended to work with other competitors’ or vendors’ services. If the desktop devices are successfully manufactured, there is no assurance of the acceptance of them by customers. Successful roll out is not guaranteed and is contingent on various factors including but not limited to: meeting certain industry standards, the availability of our vendors to meet agreed terms, supply from vendors being sufficient to meet demand, industry acceptance of the desktop devices, desktop devices meeting the needs of our customers, competitive pricing of the desktop devices, feature set of the desktop devices being up to competitive standards, regulatory approval as required of the desktop devices and competitor claims relating to the desktop devices. Our failure to be able to fully implement the sale of the Crexendo desktop devices or the inability to have desktop devices manufactured to meet our supply needs may cause us damage as well as require us to have to purchase desktop devices from other suppliers at a higher price which could affect sales and margins.

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services (including cloud telecommunications and e-commerce) can be disrupted by problems with our technology and systems such as malfunctions in our servers, processes, software or facilities. In addition, there may be service interruptions for reasons outside our control. Our customers and potential customers subscribing to our services have experienced such interruptions in the past and may experience such interruptions in the future as a result of these types of problems or others which may or may not be in our control. Such Interruptions cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network and telecommunication interruptions may also impair our ability to sign-up new customers. In addition, since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “cyber-attacks” from the Internet, which could have a significant impact on our systems and services.

If we do not successfully expand our physical infrastructure and build diverse geo redundant locations, which require large investments, we may be unable to substantially increase our sales and retain customers.

Our ability to provide cloud telecommunications services is dependent upon on our physical and cloud-based infrastructure. While most of our physical equipment required for providing these services is redundant in nature, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers. Act of God or terrorism or vandalism or negligence or gross negligence including failure to properly update and maintain infrastructure of person(s) currently or formerly associated with the Company may result in loss of revenue, profitability and failure to retain and acquire new customers.

Our ability to recover from disasters or failures, if and when they occur, is paramount to offering continued service to our existing customers. We maintain a redundant physical infrastructure in our data center in Tempe, Arizona for disaster recovery. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

In addition to our physical infrastructure, we have a cloud infrastructure deployment with Amazon Web Services (“AWS”) which is intended to provide continuous service to our customers in the event of a disaster or failure of our physical infrastructure. We have had failures in the automatic switch over to AWS which the Company and AWS have reviewed and are addressing and we expect to remediate that issue. If we fail to properly maintain our infrastructure or our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a material loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

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

Changes in our business model and sales strategies may continue to adversely impact our website hosting revenue.

When the Company shifted away from a seminar sales model in 2011, our web services revenue was adversely impacted and has continued to decrease. Our website hosting revenue has continued to decline since we no longer sell our website development software through a seminar sales model. The Company is not actively marketing its website development software or website hosting services. Our web services segment revenue was approximately 3% of our total revenue for the year ended December 31, 2020 and may continue to decline over time as more competitors enter the website building and hosting industry.

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

We have a limited history of selling our services to larger businesses and may experience challenges in configuring and providing ongoing support for the solutions we sell to large customers. Larger customers’ networks are often more complex than those of smaller customers, and the configuration of our services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customers or lack of local resources may prevent us from properly configuring our services for the customers, which can in turn adversely impact the quality of services that we deliver over our customers’ networks, and/or may result in delays in the implementation of our services and impact the quality and ability to continue to provide the services. This could also create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation. In addition to the foregoing, larger customers tend to require higher levels of customer service and individual attention, which may increase our costs for implementing and delivering services.

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

We must acquire new customers on an ongoing basis to maintain and increase our customers and revenues while the significant costs to acquire new customers may reduce our profitability.

We will have to acquire new customers in order to increase revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease, which could prevent us from reaching profitability and have our net loss increase. Marketing expenditures are an ongoing requirement and will become a larger ongoing requirement of our business as we strive for acquiring new customers.

If we do not successfully expand our sales, including our partner channel program and direct sales, we may be unable to increase our sales and that may affect our stock price.

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

Our customers generally have initial service periods of between three and five years and may discontinue their subscriptions for our services after the expiration of their initial subscription period. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate because of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline, and our business will suffer.

Our rate of customer cancellations we believe has increased and may increase in future periods due to many factors, some of which are beyond our control, such as the financial condition of our customers or the state of credit markets, especially given the continued COVID-19 pandemic and its impact on the economy. In addition, a single protracted service outage or a series of service disruptions, whether due to our services or those of our bandwidth carriers, may result in a sharp increase in customer cancellations.

We may not be able to scale our business efficiently or quickly enough to meet our customers’ growing needs, in which case our operating results could be harmed.

As usage of our cloud telecommunications services by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform as well as expanding integration and performance. We will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve a growing customer base. Any failure of or delay in these efforts could impair our systems’ performance and reduce customer satisfaction, which could result in decreased sales to new customers and lower renewal rates by existing customers and eventually hurt our revenue growth and our reputation. We cannot guarantee that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all, which failure may reduce revenue and our margins and adversely impact our financial results.

Our success depends in part upon our ability to provide customer service that effectively supports the needs of our customers.

Providing customer services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise. It may be difficult and costly for us to hire qualified personnel, particularly in the strong labor market in Phoenix, Arizona where we are headquartered. Our support personnel require extensive training on our products and services, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

Our success depends in part upon the capacity, reliability, and performance of our several third party providers and their network infrastructure, the failure of which could cause delays or interruptions of our service and impact our revenue and profitability.

We depend on several third-party providers to provide uninterrupted and error-free service to maintain our operations. We do not have control over these providers, and some of these providers may be our competitors. We may be subject to interruptions or delays in their service and our reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation. These third-party providers include:

●
Internet Bandwidth Providers. We may be subject to interruptions or delays in network service. If we fail to maintain reliable bandwidth or performance that could significantly reduce customer demand for our services and damage our business. Our cloud telecommunications service (and to a lesser extent our e-commerce services) requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls (our E-911 service), using our service. In addition, internet backbone providers may be able to block, degrade or charge for access to, or the bandwidth use of certain of our products and services which could have a negative effect on our services and could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the Internet, and many of our services require significant bandwidth to work effectively. Further, customers who access our mobile application Crexmo© (or future application) through their smartphones must have a high-speed connection, to use our services. This access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage.

●
Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services. We depend on these companies to provide service telecom services, sourcing of Direct Inward Dialing (DID), porting of numbers and delivering telephone calls from and to endpoints and devices on our network. If we fail to maintain reliable connectivity or performance with our upstream carriers it could then significantly reduce customer demand for our services and damage our business.

●
A portion of our customer service responses, delivery of calls to and from PSTN and other public telephone VoIP/Wireless service providers and provision of aspects of our E-911 service . We offer our cloud telecommunications customers support 24 hours a day, seven days a week. We may rely on third parties (sometimes outside of the U.S) to respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. The ability of third-party providers to provide these representatives may be disrupted due to issues outside our control. We also maintain an agreement with an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the public-safety answering point (“PSAP”) in the area of the customer’s registered location and terminating E-911 calls. We also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their Crexendo service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services. Interruptions in service from these vendors could also cause failures in our customers’ access to E-911 services and expose us to liability.

●
Initiation of local number portability for our customers. We also have agreements with companies that initiate our local number portability, which allow new customers to retain their existing telephone numbers when subscribing to our services. We will need to work with these companies to properly port numbers. The failure to port numbers may subject us to loss of customers or regulatory review.

●
Outside contractors and third-party agents for fulfillment of certain items and critical manufacturing services. We outsource the manufacturing of certain products we sell and provide. We submit purchase orders to agents or the companies that manufacture the products. We describe, among other things, the type and quantities of products or components to be supplied or manufactured and the delivery date and other terms applicable to the products or components. Our suppliers or manufacturers potentially may not accept any purchase order that we submit. Our reliance on outside parties involves a number of potential risks, including: (i) the absence of adequate capacity, (ii) the unavailability of, or interruptions in access to, production or manufacturing processes, (iii) reduced control over delivery schedules, (iv) errors in the product, and (v) claims of third party intellectual infringement or defective merchandise. If delays, problems or defects were to occur, it could adversely affect our business, cause claims for damages to be filed against us, and negatively impact our consolidated operations and cash flows.

We depend upon industry standard protocols, best practices, solutions, third-party software, technology, and tools, including but not limited to Open Source software.

We rely on non-proprietary third-party licensing and software, some of which may be Open Source and protected under various licensing agreements. We may be subject to additional royalties, license or trademark infringement costs or other unknown costs when one or more of these third-party technologies are affected or need to be replaced due to end-of-support or end-of-sale of such third parties.

Changes to rates by our suppliers and increasing regulatory charges or tariffs may require us to raise prices, which could impact results.

Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our cost of sales, which would affect our margins. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for certain classes of customers. Changes in our underlying costs of sales may increase rates we charge our customers which could make us less competitive and impact our sales and retention of existing customers.

Changes in laws and regulations and the interpretation and enforcement of such laws and regulations could adversely impact our financial results or ability to conduct business.

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the SEC, Internal Revenue Service (“IRS”), Federal Trade Commission (“FTC”), Federal Communication Commission (“FCC”) and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

Our telecommunications services are required to comply with industry standards, FCC regulations, privacy laws as well as certain state and local jurisdiction specific regulations. Failure to comply with existing laws and any new laws that may become applicable to us may subject us to penalties, increase our operation costs, and may also require us to modify existing products and/or service.

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

We are subject to Federal laws and FCC regulations that require us to protect customer information. While we have protections in place to protect customer information there is no assurance that our systems will not be subject to failure or intentional fraudulent attack. The failure to protect required information could subject us to penalties and diminish the confidence our customers have in our systems, which could negatively affect results. While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business as well as subject us to law suits, civil fines and criminal penalties.

Governmental entities, class action lawyers and consumer advocates are reviewing the data collection and use by companies that must maintain such data. Our own requirements as well as regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by other parties could impose additional compliance costs on us as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities, which may delay or affect our ability to become profitable as well as affect customers and other business opportunities.

In addition, several foreign countries and governmental bodies, including the E.U., Brazil and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Our phones may be moved to locations which could potentially subject us to jurisdiction. Also, websites we host may be available in these locations. As we conduct business or become deemed to conduct business in those foreign jurisdictions, we may become subject to those laws.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, to comply with federal, state, or international laws, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us which could result in significant liability to us as well as harm to our reputation. Additionally, third parties with whom we contract may violate or appear to violate laws or regulations which could subject us to the same risks. Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security breaches.

We collect, process, store, use, and transmit personal data on a daily basis. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, which became effective January 1, 2020. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Washington and Massachusetts have also introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

The European Commission also approved and adopted the General Data Protection Regulation (“GDPR”), its data protection law, which took effect in May 2018. A Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed, and transmitted in or from the relevant jurisdiction. We stopped hosting websites in GDPR-complaint countries or countries from which the bulk of business came from countries subject to GDPR. We also took steps to block those countries from accessing any other sites we host. While we do not currently provide services in countries where compliance would be required and are therefore not required to be compliant, if we did provide those services or otherwise were required to become complaint, implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows.

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

We face risks in our sales to certain market segments including, but not limited to, sales subject to HIPAA Regulations.

We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition, sales may be made to customers that are subject to additional security requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments, there is no assurance that the Company systems fully comply with all requirements. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

Our ability to offer services outside the U.S. is subject to different regulations which may be unknown and uncertain.

Regulatory treatment of VoIP providers outside the United States varies from country to country, and local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in Canada and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as net operating loss carry-forwards.

Based on the outcome of examinations by relevant tax authorities, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as NOL carry-forwards) in future periods. It is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

The FCC net neutrality rules have changed. There may be a negative effect to our business going forward as a consequence of those changes.

On January 4, 2018, the FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. There are efforts in Congress to prevent the order from becoming effective and a number of state attorneys general have filed an appeal of the FCC’s January 4, 2018 order. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers” use of applications and services, like ours. However, there is not guarantee that they will continue to do such. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. Following the adoption of the January 4, 2018 order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the order. We however cannot rely on those laws as there is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws as they could be interpreted to conflict with the January 4, 2018 order. The U.S. Department of Justice has taken the position that local authorities do not have the authority to contradict the FCC’s January 4, 2018 order. We cannot predict the ultimate outcome of these disputes. President Biden and numerous Senators have criticized the current status of net neutrality, at this time we are not aware if there will be legislation that might reimpose the prior regulations.

States are adding regulation for VoIP providers which could increase our costs and change certain aspects of our service.

Certain states take the position that offerings by VoIP providers are intrastate and therefore subject to state regulation. We have registered as a competitive local exchange carrier (“CLEC”) in most states; however, our rates are not regulated in the same manner as traditional telephone service providers. Some states are also requiring that we register as a seller of VoIP services even though we have registered as a CLEC. Some states argue that if the beginning and desktop devices of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering and may therefore add additional taxes or surcharges or regulate rates in a similar matter to traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP providers in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

Jurisdictions in which we do not collect sales, use, value added, or similar taxes on VoIP services or other products may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.

We incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our future operating results.

As a public company we incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. Our management team and other personnel devote a substantial amount of time complying with SEC, Nasdaq and other public company requirements.

The growth of our business may require that we strengthen our financial reporting systems and infrastructure if we fail to do so we may not remain in compliance with Section 404 of the Sarbanes-Oxley Act over internal control over financial reporting. If we fail to maintain compliance, we could be unable to report our financial results timely and accurately or prevent fraud. We may to incur significant expense and devote substantial management effort toward strengthening our systems.

From time to time we had been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us to pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business. We have received customer complaints and civil actions.

From time to time, we received inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operated. These inquiries had historically been related to our discontinued seminar sales practices. There is still the potential of review of past sales and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. If the ultimate resolution of these or other inquiries or investigations is not in our favor, this may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business, we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases, these complaints and inquiries from agencies and customers have ended up in civil court. We may continue to receive customer and agency claims and actions.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that we deem sufficient and industry standard that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. However, there is no guarantee that such systems and processes will not experience a failure. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Our liability could also increase if a large fraction of transactions using our services involve fraudulent or disputed credit card transactions. We may also experience losses due to customer fraud and theft of service. Customers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using fraudulently obtained codes. If our existing anti-fraud procedures are not adequate or effective, consumer fraud and theft of service could have a material adverse effect on our business, financial condition, and operating results.

We could experience security breaches in the transmission and analysis of confidential and proprietary information of the consumer, the merchant, or both, as well as our own confidential and proprietary information.

Anyone able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations, as well as the operations of the merchant. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that we experience breaches in the security of proprietary information which we store and transmit, our reputation could be damaged, and we could be exposed to a risk of loss or litigation.

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

Risks Related to Our Common Stock

Our stock price may be volatile and may decline,

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●
actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, pricing, ordering patterns, and unforeseen operating costs;

●
announcements with respect to developments, status, and impact on us, our competitors, our constituents, and our suppliers of the COVID-19 global pandemic;

●
failure of research analysts to maintain coverage or the ability to get additional coverage, changes in financial estimates or ratings by any research analysts who follow us, or our failure to meet these estimates or the expectations of investors;

●
announcements by us or our competitors of significant technical innovations, substantial promotions, price reductions, acquisitions, strategic partnerships or joint ventures.

●
changes in operating performance and stock market valuations of other competitive companies generally, or those in the telecommunication and related services industry;

●
cyclical fluctuations

●
price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

●
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●
new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

●
any major change in our management;

●
lawsuits threatened or filed against us; and

●
other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic or responses to these events.

In addition, the market for telecommunication stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The COVID-19 pandemic has also caused significant uncertainty and volatility in global and domestic financial markets and the trading prices for the common stock of technology companies, including us. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition, and results of operations.

Our securities have been thinly traded. An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common stock, in addition our stock price has been subject to fluctuating prices. Our stock price may also be affected by any merger, acquisition, or need for future sales of our common stock or equity-linked securities in the public market.

Our common stock is currently traded on the Nasdaq Capital Market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected.

The market price of our common stock could decline as a result of a merger, acquisition, or sales of a large number of shares of our common stock in the market or the perception that these sales could occur. Such sales or offerings could lower the market price for our common stock and may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We may issue shares as part of a merger transaction, an acquisition or otherwise sell additional shares of our common stock or equity-linked securities to raise capital. A substantial number of shares of our common stock could be registered and issued. Furthermore, there are substantial amounts of vested stock options which are “in the money” which could be exercised and sold in public markets. The Company continues to expect to issue stock options as part of compensation. The Company further expects to request a new equity incentive plan be to accommodate additional stock options to allow the Company to properly incorporate any mergers or acquisitions. There may be further effect on our stock price upon the vesting and settlement of restricted stock units and performance units. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities as in this offering, or the perception that such issuances and sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. Additional dilution will also result as a consequence of shares of common stock sold pursuant to this offering and potential future offerings as well as if outstanding options to acquire shares of our common stock are exercised.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common shares less attractive to our stockholders and investors.

We are a “smaller reporting company” under the federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our stockholders and investors may find our common shares less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our stockholders or investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

Our actual operating results may not meet expectations, which could likely cause our stock price to decline.

We have historically not provided guidance in our earnings releases, earnings conference calls, or otherwise. Management in the future may change this policy and provide future guidance. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. With or without our guidance, analysts, and other third parties may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or expectations, the trading price of our common stock is likely to decline.

Our stock price, volatility and acceptance of our securities may be influenced by the research and reports that securities or industry analysts may publish about us or our business.

The Company cannot guarantee if there will be research reports written on the Company. Our stock price may be affected by the ability to get coverage and/or sufficient coverage. If coverage is initiated and/or if one or more of current or future analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts after issuing coverage ceases coverage of the Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet analysts’ projections.

Lack of sufficient stockholder equity or continued losses from operations could subject us to fail to comply with the listing requirements of the Nasdaq Capital Market, if that occurred, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on the Nasdaq Capital Market. Our stock was previously traded in the over-the-counter market prior to which it was traded on the New York Stock Exchange and failed to maintain the continued listing qualifications. We cannot guarantee that we will always meet Nasdaq listing qualifications. We have had annual losses from continuing operations in four of the last five completed fiscal years (the last fiscal year and the six month ended June 30, 2020 have been profitable). There remains the possibility of future losses. It is possible we may not remain in compliance with the minimum conditions of Nasdaq listing qualifications. Delisting from the Nasdaq Capital Market could negatively affect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the failure to attract the interest of institutional investors, and fewer business development opportunities.

We may invest or spend the proceeds of our cash both from operations and from past and future offerings in ways with which you may not agree or in ways which may not yield a favorable return.

Our management will have considerable discretion in the application of the net proceeds of this offering, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. See the section of this prospectus titled “Use of Proceeds.”

Future offerings, acquisitions or mergers could cause substantial dilution of their ownership interest.

If the Company undertakes future offerings, or the Company issues stock compensation in an acquisition or merger stockholders will have a dilution in their ownership percentage of stock which may be substantial depending upon the amount of shares which may be required.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. Although our existing loan agreements do not contain restrictions on our ability to pay dividends or make distributions, we may in the future amend our existing loan agreements or enter into new credit facilities that contain such restrictions. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, in our stock price, which may never occur.

Our Chief Executive Officer owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the Company absent the consent of the CEO.

Steven G. Mihaylo, Chief Executive Officer (“CEO”) of Crexendo, Inc., owns approximately 56% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2020. Mr. Mihaylo has the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

In addition, sales or other dispositions of our shares by Mr. Mihaylo may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock, as Mr. Mihaylo is doing in this offering. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could result in a decrease in the market price of our common stock.

Some of the provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. Our bylaws contain provisions regulating the introduction of business at annual stockholders’ meetings by anyone other than the board of directors. These provisions may have the effect of making it more difficult, delaying, discouraging, preventing or rendering costlier an acquisition or a change in control of our Company.

ITEM 2.
PROPERTIES

Our corporate office consists of approximately 22,000 square feet of office space in Tempe, Arizona. In January 2020, the Company purchased our corporate office building from the CEO, see Related Party Transactions of Item 7 included herein this annual report. Our corporate office is located at 1615 South 52nd Street, Tempe, Arizona 85281. We maintain property insurance on the corporate office building and tenant fire and casualty insurance on our assets located in the building in an amount that we deem adequate.

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

The disclosure required by this item is not applicable

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. On July 8, 2020, the Company up listed to The Nasdaq Stock Market keeping our ticker symbol “CXDO”. The following table sets forth the range of high and low sales prices as reported on the OTCQX Marketplace or The Nasdaq Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2020
October to December 2020	$8.00	$5.27
July to September 2020	12.78	5.25
April to June 2020	6.30	4.00
January to March 2020	4.75	3.00
Year Ended December 31, 2019
October to December 2019	$4.70	$3.05
July to September 2019	3.54	3.00
April to June 2019	4.00	2.60
January to March 2019	3.00	1.76

SECURITY HOLDERS

As of December 31, 2020, there were 137 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2020 and 2019.

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

Our Cloud Telecommunications service revenue increased 16% or $1,913,000 to $14,002,000 for the year ended December 31, 2020 as compared to $12,089,000 for the year ended December 31, 2019. Our Cloud Telecommunications product revenue increased 9% or $152,000 to $1,843,000 for the year ended December 31, 2020 as compared to $1,691,000 for the year ended December 31, 2019. As of December 31, 2020 and 2019, our backlog was $28,551,000 and $26,110,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 17% or $114,000 to $542,000 for the year ended December 31, 2020 as compared to $656,000 for the year ended December 31, 2019.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2020	2019
Service revenue	$14,544	$12,745
Product revenue	1,843	1,691
Total revenue	16,387	14,436
Income before income taxes	1,899	1,145
Income tax benefit/(provision)	6,041	(6)
Net income	7,940	1,139
Basic earnings per common share	$0.50	$0.08
Diluted earnings per common share	$0.46	$0.07

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2020	2020	2020	2020
Service revenue	$3,488	$3,605	$3,654	$3,797
Product revenue	379	449	489	526
Total revenue	3,867	4,054	4,143	4,323
Income before income taxes	143	511	134	1,111
Income tax benefit/(provision)	(3)	(3)	(3)	6,050
Net income	140	508	131	7,161

Basic earnings per common share (1)	$0.01	$0.03	$0.01	$0.40
Diluted earnings per common share (1)	$0.01	$0.03	$0.01	$0.37

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2019	2019	2019	2019
Service revenue	$3,008	$3,147	$3,259	$3,331
Product revenue	484	467	343	397
Total revenue	3,492	3,614	3,602	3,728
Income before income taxes	242	342	334	227
Income tax benefit/(provision)	(3)	(4)	-	1
Net income	239	338	334	228

Basic earnings per common share (1)	$0.02	$0.02	$0.02	$0.02
Diluted earnings per common share (1)	$0.02	$0.02	$0.02	$0.01

———————
 (1)
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Service Revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 14% or $1,799,000, to $14,544,000 for the year ended December 31, 2020 as compared to $12,745,000 for the year ended December 31, 2019. Cloud Telecommunications service revenue increased 16% or $1,913,000, to $14,002,000 for the year ended December 31, 2020 as compared to $12,089,000 for the year ended December 31, 2019. Web service revenue decreased 17% or $114,000, to $542,000 for the year ended December 31, 2020 as compared to $656,000 for the year ended December 31, 2019.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third-party equipment. Product revenue increased by 9% or $152,000, to $1,843,000 for the year ended December 31, 2020 as compared to $1,691,000 for the year ended December 31, 2019. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Income Before Income Taxes

Income before income tax increased 66% or $754,000 to $1,899,000 for the year ended December 31, 2020 as compared to Income before income tax of $1,145,000 for the year ended December 31, 2019. The increase in income before income tax is primarily due to an increase in revenue of $1,951,000 and from the extinguishment of PPP debt of $1,007,000, offset by an increase in total operating expenses of $2,095,000 and an increase in other expense of $109,000.

Income Tax Benefit/(Provision)

We had an income tax benefit of $6,041,000 for the year ended December 31, 2020 compared to an income tax provision of ($6,000) for the year ended December 31, 2019. We had pre-tax income for the years ended December 31, 2020 and 2019 of $1,899,000 and $1,145,000, respectively. For the years ended December 31, 2020 and 2019, we recorded a valuation allowance release of $7,487,000 and $972,000, respectively, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

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

In our March 9, 2021 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$7,161	$228	$7,940	$1,139
Share-based compensation	246	106	623	399
Amortization of intangible assets	23	13	92	53
Non-GAAP net income	$7,430	$347	$8,655	$1,591

Non-GAAP net income per common share:
Basic	$0.42	$0.02	$0.55	$0.11
Diluted	$0.39	$0.02	$0.50	$0.10

Weighted-average common shares outstanding:
Basic	17,877,481	14,755,818	15,767,874	14,570,286
Diluted	19,251,448	15,929,874	17,420,476	15,559,863

 Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA
(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. GAAP net income	$7,161	$228	$7,940	$1,139
Depreciation and amortization	61	25	258	94
Interest expense	22	3	76	12
Interest and other expense/(income)	(1,009)	(12)	(984)	(22)
Income tax provision/(benefit)	(6,050)	(1)	(6,041)	6
EBITDA	185	243	1,249	1,229
Share-based compensation	246	106	623	399
Adjusted EBITDA	$431	$349	$1,872	$1,628

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As a result of our recent three years of cumulative pretax income and the weight of all other positive and negative evidence, management determined that it is more likely than not that we will be able to realize $6,054,000 of our deferred tax assets and we have released $7,487,000 of our valuation allowance as of December 31, 2020. Forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications	2020	2019
Service revenue	$14,002	$12,089
Product revenue	1,843	1,691
Total revenue	15,845	13,780
Operating expenses:
Cost of service revenue	3,745	3,354
Cost of product revenue	1,110	895
Research and development	1,157	821
Selling and marketing	4,153	3,862
General and administrative	4,831	3,984
Total operating expenses	14,996	12,916
Operating income	849	864
Other income/(expense)	939	(2)
Income before tax benefit/(provision)	$1,788	$862

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications	2020	2020	2020	2020
Service revenue	$3,332	$3,469	$3,525	$3,676
Product revenue	379	449	489	526
Total revenue	3,711	3,918	4,014	4,202
Operating expenses:
Cost of service revenue	945	883	930	987
Cost of product revenue	220	263	314	313
Research and development	262	236	318	341
Selling and marketing	1,038	1,062	1,051	1,002
General and administrative	1,117	988	1,277	1,449
Total operating expenses	3,582	3,432	3,890	4,092
Operating income	129	486	124	110
Other income/(expense)	(6)	(21)	(20)	986
Income before tax benefit/(provision)	$123	$465	$104	$1,096

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications	2019	2019	2019	2019
Service revenue	$2,830	$2,982	$3,100	$3,177
Product revenue	484	467	343	397
Total revenue	3,314	3,449	3,443	3,574
Operating expenses:
Cost of service revenue	843	861	811	839
Cost of product revenue	249	243	172	231
Research and development	206	187	207	221
Selling and marketing	899	963	1,003	997
General and administrative	954	942	974	1,114
Total operating expenses	3,151	3,196	3,167	3,402
Operating income	163	253	276	172
Other income/(expense)	(3)	(1)	2	-
Income before tax benefit/(provision)	$160	$252	$278	$172

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 16% or $1,913,000, to $14,002,000 for the year ended December 31, 2020 as compared to $12,089,000 for the year ended December 31, 2019. The increase is due to an increase in contracted service revenue and usage charges of $1,785,000, an increase in fees, commissions, and other, recognized over time of $137,000, and an increase in sales-type lease interest of $106,000, offset by a decrease in one time fees, commissions and other of $115,000 due to less professional installation fees. A substantial portion of Cloud Telecommunications segment revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected for the sale of desktop phone devices and third party equipment. Product revenue increased 9% or $152,000, to $1,843,000 for the year ended December 31, 2020 as compared to $1,691,000 for the year ended December 31, 2019. Product revenue fluctuates from one period to the next based on timing of installations, as we recognize revenue when the installation is complete. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2020 and 2019. Backlog increased 9% or $2,441,000 to $28,551,000 as of December 31, 2020 as compared to $26,110,000 as of December 31, 2019. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2020 and 2019, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2020	$28,551
Cloud Telecommunications Services backlog as of December 31, 2019	$26,110

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, credit card processing fees, shipping charges, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 12% or $391,000, to $3,745,000 for the year ended December 31, 2020 as compared to $3,354,000 for the year ended December 31, 2019. The increase in cost of service revenue was due to an increase in salaries, benefits, and temporary labor costs of $224,000, an increase in third-party telecommunications carrier costs of $168,000, an increase in credit card processing fees of $43,000, an increase in profit sharing expense of $33,000, an increase in share-based compensation of $25,000, an increase in freight of $15,000, and an increase in other cost of revenue of $2,000, offset by a decrease in costs related to installations of $108,000 and a decrease in bonuses of $11,000. These increases are directly related to the growth in monthly recurring revenue.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 24% or $215,000, to $1,110,000 for the year ended December 31, 2020 as compared to $895,000 for the year ended December 31, 2019. The increase is primarily related to the increase in product revenue and an increase in device product costs, offset by a decrease in product warranty costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 41% or $336,000, to $1,157,000 for the year ended December 31, 2020 as compared to $821,000 for the year ended December 31, 2019. There was an increase in salaries and benefits of $197,000 as a result of an increase in headcount as we continue to invest in our solution and an increase in share-based compensation of $22,000, offset by a decrease in bonuses of $9,000. We also increased additional development costs for maintenance on our customer user interface, our Android and iPhone mobile phone applications, product testing, and Java development $126,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. Selling and marketing expenses increased 8% or $291,000, to $4,153,000 for the year ended December 31, 2020 as compared to $3,862,000 for the year ended December 31, 2019. The increase in selling and marketing expense was due to an increase in commission expenses of $204,000 directly related to an increase in revenue, an increase in salaries and benefits of $162,000 primarily related to the addition of a new director of marketing and the development of our customer success department, an increase in recruitment expenses of $18,000, and an increase in share-based compensation of $16,000, offset by a decrease in travel expenses of $74,000, a decrease in sales lead generation cost of $26,000, and a decrease in other sales and marketing expenses of $9,000, primarily related to consulting fees, web developer fees, and advertising expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 21% or $847,000, to $4,831,000 for the year ended December 31, 2020 as compared to $3,984,000 for the year ended December 31, 2019. Consolidated general and administrative expenses increased 21%, or $872,000 to $5,107,000 for the year ended December 31, 2020 compared to $4,235,000 for the year ended December 31, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries, benefits, and bonuses of $238,000 due to the hiring of our Chief Revenue Officer, the conversion of our general counsel and corporate secretary to full-time, salary increases and related employer payroll taxes, an increase in share-based compensation of $160,000, an increase in depreciation expense of $124,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building and from depreciation of additional data center related licenses, an increase in stock exchange uplisting and annual fees of $103,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in recruiting fees of $88,000, an increase in contractor costs of $84,000, an increase in legal fees of $83,000, an increase in telecommunication regulatory fees of $70,000, an increase in software expense of $69,000, an increase in computer, office equipment, and data center maintenance costs of $42,000, an increase in intangible amortization expense of $39,000 related to the DoubleHorn asset acquisition, an increase in repairs and maintenance expense of $30,000, an increase in corporate insurance costs of $12,000, and an increase in other administrative corporate expenses of $5,000, offset by a decrease in rent expense of $275,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other income/(expense) primarily relates to gain on extinguishment of debt, the allocated portions of interest expense, offset by credit card cash back rewards. Net other income increased 47,050% or $941,000 to $939,000 for the year ended December 31, 2020 as compared net other expense of ($2,000) for the year ended December 31, 2019. The increase is due to $1,007,000 for the extinguishment of the PPP loan, including accrued interest, offset by an increase in allocated interest expense of $63,000 for interest paid on finance agreements and a decrease in credit card cash back rewards of $3,000.

Operating Results of our Web Services Segment (in thousands):

	Year Ended December 31,
Web Services	2020	2019
Service revenue	$542	$656
Operating expenses:
Cost of service revenue	92	102
Research and development	32	32
General and administrative	276	251
Total operating expenses	400	385
Operating income	142	271
Other income/(expense)	(31)	12
Income before tax benefit/(provision)	$111	$283

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2020	2020	2020	2020
Service revenue	$156	$136	$129	$121
Operating expenses:
Cost of service revenue	25	25	16	26
Research and development	8	8	8	8
General and administrative	71	58	74	73
Total operating expenses	104	91	98	107
Operating income	52	45	31	14
Other income/(expense)	(32)	1	(1)	1
Income before tax benefit/(provision)	$20	$46	$30	$15
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Web Services	2019	2019	2019	2019
Service revenue	$178	$165	$159	$154
Operating expenses:
Cost of service revenue	34	13	25	30
Research and development	6	10	8	8
General and administrative	60	55	66	70
Total operating expenses	100	78	99	108
Operating income	78	87	60	46
Other income/(expense)	4	3	(4)	9
Income before tax benefit/(provision)	$82	$90	$56	$55

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web services revenue decreased 17% or $114,000, to $542,000 for the year ended December 31, 2020 as compared to $656,000 for the year ended December 31, 2019. The decrease in service revenue is primarily due to a decrease in hosting revenue of $109,000 and a $5,000 decrease in professional web management services.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 10% or $10,000, to $92,000 for the year ended December 31, 2020 as compared to $102,000 for the year ended December 31, 2019. The decrease in cost of revenue is primarily related to a decrease in web domain costs of $5,000, a decrease in credit card fees of $3,000, and a decrease in customer service salaries, benefits, and temporary labor of $2,000, directly related to decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses were $32,000 for the year ended December 31, 2020 as compared to $32,000 for the year ended December 31, 2019.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. General and administrative expenses increased 10% or $25,000, to $276,000 for the year ended December 31, 2020 as compared to $251,000 for the year ended December 31, 2019. Consolidated general and administrative expenses increased 21%, or $872,000 to $5,107,000 for the year ended December 31, 2020 compared to $4,235,000 for the year ended December 31, 2019. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in administrative salaries, benefits, and bonuses of $238,000 due to the hiring of our Chief Revenue Officer, the conversion of our general counsel and corporate secretary to full-time, salary increases and related employer payroll taxes, an increase in share-based compensation of $160,000, an increase in depreciation expense of $124,000 from an acceleration of leasehold improvements amortization and depreciation of the corporate office building directly related to the purchase of the corporate office building and from depreciation of additional data center related licenses, an increase in stock exchange uplisting and annual fees of $103,000 related to our uplisting from the OTCQX marketplace to the Nasdaq Capital Markets, an increase in recruiting fees of $88,000, an increase in contractor costs of $84,000, an increase in legal fees of $83,000, an increase in telecommunication regulatory fees of $70,000, an increase in software expense of $69,000, an increase in computer, office equipment, and data center maintenance costs of $42,000, an increase in intangible amortization expense of $39,000 related to the DoubleHorn asset acquisition, an increase in repairs and maintenance expense of $30,000, an increase in corporate insurance costs of $12,000, and an increase in other administrative corporate expenses of $5,000, offset by a decrease in rent expense of $275,000 related to the purchase of our corporate office building.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, foreign exchange gains or losses, the allocated portions of interest expense, and credit card cash back rewards. Net other income decreased 358% or $43,000, to ($31,000) of net other expense for the year ended December 31, 2020 as compared to net other income of $12,000 for the year ended December 31, 2019. The decrease in net other income is due to an increase in net foreign exchange losses of $39,000, a $2,000 decrease in interest income, and a $2,000 increase in allocated interest expense for interest on finance agreements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020 and 2019, we had cash and cash equivalents of $17,579,000 and $4,180,000 respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Working Capital

Working capital increased 505% or $14,373,000 to $17,218,000 as of December 31, 2020 as compared to $2,845,000 as of December 31, 2019. The increase in working capital was primarily related to an increase in cash and cash equivalents of $13,399,000, an increase in trade receivables, net of allowance for doubtful accounts of $158,000, an increase in contract assets of $137,000, an increase in inventories of $122,000, an increase in equipment financing receivables of $143,000, an increase in contract costs of $42,000, an increase in prepaid expenses of $49,000, a decrease in accounts payable of $30,000, a decrease in accrued expenses of $126,000, a decrease in finance lease, current portion of, $1,000, a decrease in operating lease liabilities, current portion, of $49,000, a decrease in contingent consideration of $175,000, and a decrease in contract liabilities, current portion, of $13,000, offset by an increase in notes payable, current portion, of $71,000 during the year ended December 31, 2020.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased 313% or $13,399,000, to $17,679,000 as of December 31, 2020 as compared to $4,280,000 as of December 31, 2019. During the year ended December 31, 2020, cash provided by operating activities was $647,000. Cash used for investing activities was $921,000, primarily for the purchase of our corporate office building, datacenter related assets, and a redesigned company website of $745,000 and an initial asset acquisition payment of $176,000 for customer relationships intangible asset. Cash provided by financing activities was $13,673,000, primarily related to proceeds from the issuance of common stock in connection with our public offering of $10,771,000, proceeds from the exercise of options of $2,043,000, and proceeds from notes payable of $1,001,000, offset by repayments made on notes payable of $56,000, $54,000 in contingent consideration payments for customer relationship intangible asset acquisition, and repayments on finance leases of $32,000 during the period.

Inventories

Inventories increased 32% or $122,000 to $504,000 as of December 31, 2020 as compared to $382,000 as of December 31, 2019. Inventory balances fluctuate based on timing of installations and inventory shipments. The increase is attributable to the timing of inventory receipts. We feel our inventory balance at December 31, 2020 is sufficient to fulfill future installations.

Prepaid Expenses

Prepaid expenses increased 35% or $49,000 to $190,000 as of December 31, 2020 as compared to $141,000 as of December 31, 2019. The increase is related to a $71,000 increase in prepaid employee insurance premiums and a $5,000 increase in corporate insurance policies, offset by a $6,000 decrease in prepaid software services and support and a $21,000 decrease in other prepaid expense accounts.

Trade Receivables

Current and long-term trade receivables, net of allowance for doubtful accounts, increased 39% or $152,000, to $538,000 as of December 31, 2020 as compared to $386,000 as of December 31, 2019. Current trade receivables, net of allowance for doubtful accounts, increased 42% or $158,000, to $538,000 as of December 31, 2020 as compared to $380,000 as of December 31, 2019. The increase in current trade receivables can primarily be attributed to a higher number of customers carrying a balance as of December 31, 2020 related to a slowdown in collections resulting from COVID-19. Long-term trade receivables, net of allowance for doubtful accounts, decreased 100% or $6,000, to $0 as of December 31, 2020 as compared to $6,000 as of December 31, 2019. The decrease is primarily due to the receipt of monthly installment payments and the write-off of uncollectible accounts.

Accounts Payable and Accrued Expenses

Accounts payable decreased 35% or $30,000, to $56,000 as of December 31, 2020 as compared to $86,000 as of December 31, 2019. The aging of accounts payable as of December 31, 2020 and 2019 were generally within our vendors’ terms of payment. The decrease is primarily related to the timing of the check processing schedule.

Accrued expenses decreased 7% or $126,000 to $1,628,000 as of December 31, 2020 as compared to $1,754,000 as of December 31, 2019. The decrease is related to a $176,000 decrease in accrued asset acquisition costs, a $137,000 decrease in accrued bonuses primarily related to the payout of the 2019 Profit Sharing Plan, a $91,000 decrease in accrued telecommunications and sales tax accrual, and a $4,000 decrease in warranty reserve, offset by a $117,000 increase in accrued invoices, a $71,000 increase in accrued salaries, a $50,000 increase in accrued partner commissions, a $39,000 increase in accrued paid time off, and a $5,000 increase in other accrued expenses.

Notes Payable

Notes payables increased $1,944,000, to $1,944,000 as of December 31, 2020 as compared to $0 at December 31, 2019. The increase in notes payable is primarily related to the $2,000,000 note payable for the purchase of the corporate office building, offset by repayments made on notes payable of $56,000.

Finance Lease

Finance lease obligations decreased 28%, or $32,000, to $84,000 as of December 31, 2020 as compared to $116,000 at December 31, 2019. The decrease in finance lease obligations can be attributed to repayments made on financing contracts of $32,000.

Contingent Consideration

Contingent consideration decreased 100% or $175,000 to $0 at December 31, 2020 as compared to $175,000 at December 31, 2019. The decrease is related to $54,000 in earn-out payments and a $121,000 adjustment to the total consideration payable under the customer relationships asset purchase agreement.

Operating Lease Liabilities

Operating lease liabilities decreased 98% or $50,000 to $1,000 at December 31, 2020 as compared to $51,000 at December 31, 2019. The decrease is related to the expiration of the corporate office lease due to the purchase of the building in January 2020.

Contract Liabilities

Contract liabilities increased 1% or $14,000 to $1,228,000 as of December 31, 2020 as compared to $1,214,000 as of December 31, 2010. The increase is from an increase in the prorated portion of monthly invoices with service dates in future periods for customers added during the period and an increase in down payments for undelivered performance obligations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations.

Capital

Total stockholders’ equity increased 487% or $21,377,000, to $25,764,000 as of December 31, 2020 as compared to $4,387,000 as of December 31, 2019. The increase in total stockholders’ equity was attributable to net income of $7,940,000 and an increase in additional paid-in capital of $10,771,000 from the issuance of common stock related to a public offering, $2,043,000 from stock option exercises, and $623,000 in share-based compensation for options issued to employees.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Not required.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CREXENDO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crexendo, Inc.
Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple licenses of products and services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●
Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as hard goods and related services that are sold with telephony contracts.
●
Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●
The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

●
We gained an understanding of internal controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the relative selling value.
●
We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
●
We selected a sample of customer agreements and performed the following procedures:
o
Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o
Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and relative selling price.
o
Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o
We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
o
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Income Taxes — Valuation Allowances on Deferred Tax Assets — Refer to Note 15 to the Financial Statements

Critical Audit Matter Description
The Company’s consolidated net deferred tax asset historically included a full valuation allowance, primarily related to the deferred tax assets established for U.S. net operating loss carryforwards. Management records valuation allowances to reduce the carrying value of deferred tax assets to amounts that are more likely than not to be realized. Management assesses existing deferred tax assets by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of past, current and estimated future taxable income, reversals of temporary differences and establishment of tax planning strategies. For the year-ended December 31, 2020, the Company recorded a net valuation allowance release of $7,487,000.

The principal considerations for our determination that performing procedures relating to the income tax valuation allowance on deferred tax assets is a critical audit matter as there was significant judgment by management when estimating future income. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to future income. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate the valuation allowances on deferred tax assets, among others, included the following:
●
We gained an understanding of internal controls related to the valuation allowances on deferred tax assets, including controls over the review of management’s analysis by jurisdiction of cumulative income (loss).
●
We tested the underlying historical data used in calculating the cumulative income (loss).
●
We assessed effects of other events, including past Company transactions.
●
We tested management’s estimate of future taxable income, which included evaluating the reasonableness of significant assumptions and appropriateness of available tax planning strategies.
●
Utilized professionals with specialized skill and knowledge to assist in evaluating management’s analysis, including cumulative income (loss) as well as the reasonableness of the estimates.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2016.

Pittsburgh, PA
March 9, 2021

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,579	$4,180
Restricted cash	100	100
Trade receivables, net of allowance for doubtful accounts of $21
as of December 31, 2020 and $14 as of December 31, 2019	538	380
Contract assets	159	22
Inventories	504	382
Equipment financing receivables	286	143
Contract costs	421	379
Prepaid expenses	190	141
Income tax receivable	4	4
Total current assets	19,781	5,731

Long-term trade receivables, net of allowance for doubtful accounts
of $0 as December 31, 2020 and $0 as of December 31, 2019	-	6
Long-term equipment financing receivables, net	906	561
Property and equipment, net	2,734	155
Deferred income tax assets, net	6,054	-
Operating lease right-of-use assets	1	51
Intangible assets, net	252	465
Goodwill	272	272
Contract costs, net of current portion	549	436
Other long-term assets	156	106
Total Assets	$30,705	$7,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56	$86
Accrued expenses	1,628	1,754
Finance leases	29	30
Notes payable	71	-
Operating lease liabilities	1	50
Contingent consideration	-	175
Contract liabilities	778	791
Total current liabilities	2,563	2,886

Contract liabilities, net of current portion	450	423
Finance leases, net of current portion	55	86
Notes payable, net of current portion	1,873	-
Operating lease liabilities, net of current portion	-	1
Total liabilities	4,941	3,396

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 17,983,177 shares issued and outstanding as of December 31, 2020 and 14,884,755 shares issued
and outstanding as of December 31, 2019	18	15
Additional paid-in capital	75,834	62,400
Accumulated deficit	(50,088)	(58,028)
Total stockholders' equity	25,764	4,387

Total Liabilities and Stockholders' Equity	$30,705	$7,783

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share and share data)

	Year Ended December 31,
	2020	2019
Service revenue	$14,544	$12,745
Product revenue	1,843	1,691
Total revenue	16,387	14,436

Operating expenses:
Cost of service revenue	3,837	3,456
Cost of product revenue	1,110	895
Selling and marketing	4,153	3,862
General and administrative	5,107	4,235
Research and development	1,189	853
Total operating expenses	15,396	13,301

Income from operations	991	1,135

Other income/(expense):
Interest income	3	6
Interest expense	(76)	(12)
Extinguishment of PPP debt	1,007	-
Other income/(expense), net	(26)	16
Total other income/(expense), net	908	10

Income before income tax	1,899	1,145

Income tax benefit/(provision)	6,041	(6)

Net income	$7,940	$1,139

Earnings per common share:
Basic	$0.50	$0.08
Diluted	$0.46	$0.07

Weighted-average common shares outstanding:
Basic	15,767,874	14,570,286
Diluted	17,420,476	15,559,863

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2019	14,394,113	$14	$61,153	$(59,167)	$2,000
Share-based compensation	-	-	399	-	399
Vesting of restricted stock units	24,992	-	-	-	-
Issuance of common stock for exercise of stock options	465,650	1	848	-	849
Net income	-	-	-	1,139	1,139
Balance, December 31, 2019	14,884,755	15	62,400	(58,028)	4,387
Share-based compensation	-	-	623	-	623
Vesting of restricted stock units	51,606	-	-	-	-
Issuance of common stock for exercise of stock options	876,816	1	2,042	-	2,043
Issuance of common stock in connection with an offering	2,170,000	2	10,769	-	10,771
Net income	-	-	-	7,940	7,940
Balance, December 31, 2020	17,983,177	$18	$75,834	$(50,088)	$25,764

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,940	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	94
Deferred tax asset	(6,054)	-
Extinguishment of PPP debt	(1,001)	-
Share-based compensation	623	399
Changes in assets and liabilities:
Trade receivables	(152)	43
Contract assets	(137)	(10)
Equipment financing receivables	(488)	(453)
Inventories	(122)	(112)
Contract costs	(155)	(102)
Prepaid expenses	(49)	103
Income tax receivable	-	(3)
Other assets	(50)	11
Accounts payable and accrued expenses	20	378
Contract liabilities	14	151
Net cash provided by operating activities	647	1,638

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(745)	(72)
Acquisition of customer relationships	(176)	-
Net cash used for investing activities	(921)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(54)	-
Repayments made on finance leases	(32)	(28)
Proceeds from notes payable	1,001	-
Repayments made on notes payable	(56)	(56)
Proceeds from exercise of options	2,043	849
Proceeds from issuance of common stock	10,771	-
Net cash provided by financing activities	13,673	765

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,399	2,331

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE YEAR	4,280	1,949

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE YEAR	$17,679	$4,280

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(12)	$(9)
Interest expense	$(70)	$(12)
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with a note payable	$2,000	$-
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$(121)	$-
Extinguishment of PPP debt	$(1,001)	$-
Contingent consideration related to intangible asset acquisition	$-	$175
Purchase of intangible assets included in accrued expenses	$-	$176

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

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and 2019, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $17,175,000 and $4,004,000, respectively.

Restricted Cash – We classified $100,000 and $100,000 as restricted cash as of December 31, 2020 and 2019, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2020 and 2019, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $100,000 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$17,579,000	$4,180,000
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the
consolidated statement of cash flows	$17,679,000	$4,280,000

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $970,000 and $815,000 at December 31, 2020 and December 31, 2019, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the year ended December 31, 2020 and 2019, the Company amortized $505,000 and $499,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Building	39 years
Land	Not depreciated
Computer and office equipment	2 to 5 years
Computer software	3 years
Internal-use software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in the statement of operations.

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. If the fair value of the assets acquired exceeds the initial consideration paid as of the date of acquisition but includes a contingent consideration arrangement and ASC 450 and ASC 815 do not apply to contingent consideration, we analogize to the guidance in ASC 323 on recognizing contingent consideration in the acquisition of an equity method investment. The Company recognizes a liability equal to the lesser of, the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial cost measurement. In accordance with the requirements of ASC 323 for equity method investments, the Company recognizes any excess of the contingent consideration issued or issuable, over the amount that was initially recognized as a liability, as an additional cost of the asset acquisition. If the amount initially recognized as a liability exceeds the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. During the year ended December 31, 2019, the Company acquired customer relationships for an estimated aggregate purchase price of $351,000. During the year ended December 31, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The assets acquired were not material to our consolidated financial statements.

Goodwill – Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets – Our intangible assets consist of customer relationships. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2020 and 2019.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For 2020 actual warranty costs were approximately 1.6% of prior year net product revenue and the annual warranty provision was approximately 1.8% of current year net product revenue.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2020 we determined that we would be able to realize our deferred income tax assets in the future and released $7,487,000 of the valuation allowance.

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

Comprehensive Income – There were no other components of comprehensive income other than net income for the years ended December 31, 2020 and 2019.

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Research and development expenses are allocated to Cloud Telecommunications and Web Services segments based on the level of effort, measured primarily by wages and benefits attributed to our engineering department. Indirect sales and marketing expenses are allocated to the Cloud Telecommunications and Web Services segments based on level of effort, measured by month-to-date contract bookings. General and administrative expenses are allocated to both segments based on revenue recognized for each segment. Accounting guidance also establishes standards for related disclosure about products and services, geographic areas and major customers. We generate over 99% of our total revenue from customers within North America (United States and Canada) and less than 1% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2020 and 2019. One telecommunications services customer accounted for 11% and 11% of total trade accounts receivable as of December 31, 2020 and 2019, respectively.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for our fiscal year beginning after December 15, 2021, including interim periods within this fiscal year. Early adoption is permitted, but no earlier than our fiscal year beginning after December 15, 2020, including interim periods within those fiscal years. This guidance can be applied using either a modified or full retrospective approach. The Company is currently evaluating the impact this ASU will have on the financial statements and related disclosures, as well as the timing of adoption.

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

Year Ended December 31, 2020
(In thousands)	Cloud Telecommunications	Web	Total
	Segment	Services Segment	Reportable Segments
Major products/services lines
Desktop devices	$1,843	$-	$1,843
Equipment financing revenue	223	-	223
Telecommunications services	12,594	-	12,594
Fees, commissions, and other, recognized over time	981	-	981
One time fees, commissions and other	204	-	204
Website hosting services	-	484	484
Website management services and other	-	58	58
	$15,845	$542	$16,387
Timing of revenue recognition
Products and fees recognized at a point in time	$2,047	$-	$2,047
Services and fees transferred over time	13,798	542	14,340
	$15,845	$542	$16,387

Year Ended December 31, 2019
(In thousands)
	Cloud Telecommunications Segment	Web Services Segment	Total Reportable Segments
Major products/services lines
Desktop devices	$1,691	$-	$1,691
Equipment financing revenue	117	-	117
Telecommunications services	10,809	-	10,809
Fees, commissions, and other, recognized over time	844	-	844
One time fees, commissions and other	319	-	319
Website hosting services	-	586	586
Website management services and other	-	70	70
	$13,780	$656	$14,436
Timing of revenue recognition
Products and fees recognized at a point in time	$2,010	$-	$2,010
Services and fees transferred over time	11,770	656	12,426
	$13,780	$656	$14,436

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,	December 31,
(In thousands)	2020	2019
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$538	$386
Contract assets	159	22
Contract liabilities	1,228	1,214

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2020		December 31, 2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(976)	$-	$(882)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	990	-	1,033
Transferred to receivables from contract assets recognized at the beginning of the period	(21)		(13)	-
Increase due to additional unamortized discounts	158		23	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2021	2022	2023	2024	2025	2026	Total
Desktop devices	$260	-	-	-	-		$260
Telecommunications service	$10,913	7,735	5,357	3,211	1,056	19	$28,291
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

	Year Ended December 31,
	2020	2019
Net income (in thousands) (A)	$7,940	$1,139

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	15,767,874	14,570,286
Dilutive effect of stock-based awards	1,652,602	989,577
Diluted weighted-average outstanding shares of common stock (C)	17,420,476	15,559,863

Earnings per common share:
Basic (A/B)	$0.50	$0.08
Diluted (A/C)	$0.46	$0.07

For the year ended December 31, 2020 and 2019, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive.

	Year Ended December 31,
	2020	2019
Stock options	186,811	1,236,096

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

During the year ended December 31, 2020, $54,000 of contingent consideration was paid in cash and the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired. The following table presents the cost of the acquisition and the allocation to assets acquired based upon their relative fair value:

Consideration:
Cash	$230
Total consideration	$230

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	$230
Net assets acquired	$230

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2020	2019
Gross trade receivables	$559	$400
Less: allowance for doubtful accounts	(21)	(14)
Trade receivables, net	$538	$386

Current trade receivables, net	$538	$380
Long-term trade receivables, net	-	6
Trade receivables, net	$538	$386

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):
	December 31,
	2020	2019
Prepaid corporate insurance	$53	$48
Prepaid software services and support	20	26
Prepaid employee insurance premiums	71	-
Other prepaid expenses	46	67
Total prepaid assets	$190	$141

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Building	$2,000	$-
Land	500	-
Computer and office equipment	1,407	1,388
Computer software	526	346
Internal-use software	14	-
Furniture and fixtures	29	-
Leasehold improvements	-	85
Less: accumulated depreciation	(1,742)	(1,664)
Total property and equipment, net	$2,734	$155

Depreciation expense is included in general and administrative expenses and totaled $166,000 and $41,000 for the years ended December 31, 2020 and 2019, respectively.

8.
Intangible Assets

The net carrying amount of intangible assets is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Customer relationships	$1,171	$1,292
Less: accumulated amortization	(919)	(827)
Total	$252	$465

Amortization expense is included in general and administrative expenses and totaled $92,000 and $53,000 for the years ended December 31, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2020 (in thousands):

Year ending December 31,
2021	$75
2022	61
2023	53
2024	37
2025	26
Total	$252

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

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Goodwill
Balance at January 1, 2019	$272
Increase/(decrease)	-
Balance at December 31, 2019	272
Increase/(decrease)	-
Balance at December 31, 2020	$272

10.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued wages and benefits	$513	$538
Accrued accounts payable	505	566
Accrued sales and telecommunications taxes	438	529
Product warranty liability	33	37
Other accrued expenses	139	84
Total accrued expenses	$1,628	$1,754

The changes in aggregate product warranty liabilities for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2019	$16
Accrual for warranties	37
Adjustments related to pre-existing warranties	7
Warranty settlements	(23)
Balance at December 31, 2019	37
Accrual for warranties	33
Adjustments related to pre-existing warranties	(10)
Warranty settlements	(27)
Balance at December 31, 2020	$33

Product warranty expense is included in cost of product revenue expense and totaled $23,000 and $44,000 for the years ended December 31, 2020 and 2019, respectively.

11.
Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	December 31,	December 31,
	2020	2019
Notes payable	$1,944	$-
Less: current notes payable	(71)	-
Notes payable, net of current portion	$1,873	$-

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

On April 21, 2020, we received a loan from Infinity Bank in the aggregate principal amount of One Million, Six Hundred and Twenty-Six Dollars ($1,000,626), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The loan bears interest at a rate of 1.00% per annum, payable monthly commencing on November 21, 2020, following an initial deferral period as specified under the PPP. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the loan will be available to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company used the entire loan amount for designated qualifying expense.

On December 18, 2020, the entire balance of principal ($1,000,626) and accrued interest ($6,607) was fully forgiven by the Small Business Administration.

As of December 31, 2020, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2021	$71
2022	74
2023	77
2024	79
2025	82
Thereafter	1,561
Total	$1,944

12.
Fair Value Measurements

We have financial instruments as of December 31, 2020 and 2019 for which the fair value is summarized below (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$538	$538	$386	$386
Equipment financing receivables	1,192	1,192	704	704
Liabilities:
Finance leases	$84	$84	$116	$116
Notes payable	1,944	1,944	-	-
Asset acquisition contingent consideration	-	-	175	175

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of December 31, 2020 and 2019 (in thousands):

Fair value measurement at reporting date
Description	As of December 31, 2020	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

Description	As of December 31, 2019	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$175	$-	$-	$175

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

During the year ended December 31, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the years ended December 31, 2020 and 2019 are shown in the table below (in thousands):

Asset Acquisition Contingent Consideration
Balance at January 1, 2019	$-
Additions	175
Balance at December 31, 2019	$175
Cash payments	(54)
Adjustment	(121)
Balance at December 31, 2020	$-

13.
Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2020 were as follows:

Stock-based compensation plans:
Outstanding option awards	3,036,228
Available for future grants	1,002,604
4,038,832

14.
Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 4,038,832 shares to eligible employees, consultants, and directors. As of December 31, 2020, we had 1,002,604 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2020 and 2019 using the Black-Scholes option-pricing model were as follows:
	Year Ended December 31,
	2020	2019
Weighted-average fair value of options granted	$3.66	$1.76
Expected volatility	84%	89%
Expected life (in years)	4.30	4.20
Risk-free interest rate	0.37%	2.18%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity under the plans for the years ended December 31, 2020 and 2019:

				Aggregate
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Intrinsic Value (in thousands)
Outstanding at January 1, 2019	3,664,000	$2.71	3.5 years	$1,007
Granted	210,500	2.70	-	-
Exercised	(465,650)	1.82	-	-
Cancelled/forfeited	(219,690)	6.26	-	-
Outstanding at December 31, 2019	3,189,160	2.60	2.9 years	5,668
Granted	612,000	5.91	-	-
Exercised	(884,974)	2.35	-	-
Cancelled/forfeited	(30,725)	4.43	-	-
Outstanding at December 31, 2020	2,885,461	3.36	3.0 years	10,310
Shares vested and expected to vest	2,744,054	3.36	3.0 years	10,112
Exercisable as of December 31, 2020	2,242,314	2.74	2.1 years	9,400
Exercisable as of December 31, 2019	2,926,485	2.59	2.6 years	5,266

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019, was $3,061,000 and $829,000 respectively.

As of December 31, 2020, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $2,122,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.7 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding:

	Years Ended December 31,
	2021	2022	2023
RSUs with service-based vesting conditions	57,479	35,296	7,736

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2020 and 2019:

	Number of Units	Weighted-Average Fair Value
Outstanding at January 1, 2019	-	$2.25
Granted	90,000	2.25
Vested/released	(24,992)	2.25
Cancelled/forfeited	-	-
Outstanding at December 31, 2019	65,008	2.25
Granted	100,500	4.25
Vested/released	(51,606)	3.16
Cancelled/forfeited	(13,391)	3.38
Outstanding at December 31, 2020	100,511	3.63

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $4.25 and $2.25, respectively.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2020 and 2019, was $325,000 and $86,000 respectively.

As of December 31, 2020, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $355,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.0 years.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Share-based compensation expense by type:
Stock options	$453	$339
Restricted stock units	170	60
Total cost related to share-based compensation expense	$623	$399
Share-based compensation expense by financial statement line item:
Cost of revenue	$82	$57
Research and development	71	46
Selling and marketing	88	72
General and administrative	382	224
Total cost related to share-based compensation expense	$623	$399

There is a $507,000 tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2020 and there was no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2019.

15.
Income Taxes

The income tax benefit/(expense) consisted of the following for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Current income tax expense:
Federal	$-	$-
State and local	(13)	(6)
Current income tax expense	(13)	(6)

Deferred income tax benefit:
Federal	4,708	-
State and local	1,346	-
Deferred income tax benefit	6,054	-

Total income tax benefit/(provision)	$6,041	$(6)

The income tax provision attributable to income before income tax benefit/(expense) for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 21%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019
U.S. federal statutory income tax benefit/(expense)	$(399)	$(241)
Increase in income tax benefit resulting from:
State and local income tax expense, net of federal effect	(1,878)	(831)
Change in the valuation allowance for net deferred income tax assets	7,487	972
Stock-based compensation	626	102
Other, net	205	(8)
Income tax benefit/(expense)	$6,041	$(6)

As of December 31, 2020 and 2019, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Accrued expenses	$110	$83
Deferred revenue	318	314
Net operating loss carry-forwards	5,485	4,760
Stock-based compensation	507	2,262
Other	285	398
Subtotal	6,705	7,817
Valuation allowance	(61)	(7,548)
Total deferred income tax assets	6,644	269

Deferred income tax liabilities:
Property and equipment	(6)	(19)
Prepaid expenses and other	(584)	(250)
Total deferred income tax liabilities	(590)	(269)

Net deferred income tax assets (liabilities)	$6,054	$-

As of December 31, 2020, we had NOL tax credit carry-forwards for U.S. federal income tax reporting purposes of approximately $20,477,000. $18,336,000 of the NOLs will begin to expire in 2031 through 2037, and the remaining $2,141,000 of the NOLs will not expire. A valuation allowance of $61,000 and $7,548,000 was recorded against our gross deferred tax asset balance as of December 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020 and December 31, 2019, we recorded a net valuation allowance release of $7,487,000 and $972,000, respectively, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2020, management reviewed the weight of all the positive and negative evidence available. Management reviewed positive evidence such as achievement of three years of cumulative pretax income in the U.S. federal tax jurisdiction, projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2020 the Company has achieved three years of cumulative pretax income, the achievement of three years of cumulative pretax income is objectively verifiable positive evidence and is considered significant positive evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Management utilized historical objectively verifiable revenue growth trends and operating expense trends as assumptions for projections of future pretax income and determined that the Company would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. The combination of three years of cumulative pretax income and projections of future pretax income was considered significant positive evidence. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2031 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $6,054,000 are realizable, and released the valuation allowance accordingly.

We also have state NOL and research and development credit carry-forwards of approximately $20,997,000 and $61,000, which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2019	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2020	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2020 and 2019, respectively.

Our U.S. federal income tax returns for fiscal 2017 through 2020 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2016.

16.
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

We previously leased the corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Effective March 1, 2017, the lease agreement was renewed for a three year term with monthly rent payments of $25,000. There was a renewal option for another three year term at the end of the lease that was considered in valuing the ROU asset as we were reasonably certain we would exercise the renewal option. Amortization of the ROU assets and operating lease liabilities for the years ended December 31, 2020 and 2019 was $50,000 and $234,000, respectively. Rental expense incurred on operating leases for the years ended December 31, 2020 and 2019 was approximately $25,000 and $300,000, respectively.

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

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The outstanding balance for finance leases was $84,000 and $116,000 as of December 31, 2020 and December 31, 2019, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $129,000 and $129,000 as of December 31, 2020 and December 31, 2019, respectively. Related accumulated depreciation totaled $67,000 and $41,000 as of December 31, 2020 and December 31, 2019, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $8,000 and $8,000 for the years ended December 31, 2020 and 2019, respectively. The interest rate on the finance lease obligation is 6.7% and interest expense was $7,000 and $9,000 for the years ended December 31, 2020 and 2019, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2020 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021	$1	$33
2022	-	37
2023	-	21
2024	-	-
Total minimum lease payments	1	91
Less: amount representing interest	-	(7)
Present value of minimum lease payments	$1	$84

Lease term and discount rate	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.6
Finance leases	2.5
Weighted-average discount rate
Operating leases	6.7%
Finance leases	6.7%

Year EndedDecember 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	7
Financing cash flows from finance leases	32

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

The components of lease income is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease income - sales type	$702	$576
Interest income on lease receivables	223	117
Total lease income	925	693

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,
	2020	2019
Gross financing receivables	$1,774	$1,086
Less unearned income	(582)	(382)
Financing receivables, net	1,192	704
Less: Current portion of finance receivables, net	(286)	(143)
Finance receivables due after one year	$906	$561

Future minimum lease payments as of December 31, 2020 consisted of the following:

Year ending December 31,	Lease Receivables
2021	$544
2022	491
2023	393
2024	253
2025	93
Gross equipment financing receivables	1,774
Less: unearned income	(582)
Equipment financing receivables, net	$1,192

17.
Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Under our 2020 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO and CRO, are determinable based upon four measures of corporate financial performance. The four performance target are; (a) The revenue for the year ended December 31, 2020 must exceed the budgeted revenue approved by the Board; (b) adjusted EBITDA must exceed the budgeted adjusted EBITDA approved by the board; (c) sales bookings for the year ended December 31, 2020 must exceed budgeted Sales Bookings approved by the board; and (d) completion of an asset or business acquisition during the year ended December 31, 2020. If the requirements of (a-c) are met individually, there shall be an award pool of sixty thousand ($60,000) for each performance target achieved during the year ended December 31, 2020, to be allocated to participants based on the participant’s proportionate share. If the requirement of (d) is met, there shall be an award pool based on the acquired annual revenue for each asset or business combination completed during the year ended December 31, 2020. An amount of $20,000 per $1M of acquired annualized revenue up to $5 million of acquired annualized revenue; plus $10,000 per $1M of acquired annualized revenue above $5M will be placed in the award pool to be allocated to participating executives based on the participant’s proportionate share. For the year ended December 31, 2020, the only measure the Company achieved was (a) The revenue for the year ended must exceed the budgeted revenue approved by the Board and $60,000 was included in accrued expenses in the accompanying balance sheet as of December 31, 2020.

18.
Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2020 and 2019, we contributed approximately $156,000 and $123,000 to the retirement savings plan, respectively.

19.
Segments

Management has chosen to organize the Company around differences based on its products and services. Cloud Telecommunications segment generates revenue from selling cloud telecommunication products and services and broadband Internet services. Web Services segment generates revenue from website hosting and other professional services. The Company has two operating segments, which consist of Cloud Telecommunications and Web Services. Segment revenue and income before income tax benefit/(provision) was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenue:
Cloud telecommunications	$15,845	$13,780
Web services	542	656
Consolidated revenue	16,387	14,436

Income from operations:
Cloud telecommunications	849	864
Web services	142	271
Total operating income	991	1,135
Other income/(expense), net:
Cloud telecommunications	939	(2)
Web services	(31)	12
Total other income/(expense), net	908	10
Income before income tax benefit/(provision):
Cloud telecommunications	1,788	862
Web services	111	283
Income before income tax benefit/(provision)	$1,899	$1,145

Depreciation and amortization was $249,000 and $90,000 for the Cloud Telecommunications segment for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization was $9,000 and $4,000 for the Web Services segment for the years ended December 31, 2020 and 2019, respectively.

Interest income was $3,000 and $6,000 for the Web Services segment for the years ended December 31, 2020 and 2019, respectively.

Interest expense was $74,000 and $11,000 for the Cloud Telecommunications segment for the years ended December 31, 2020 and 2019 respectively. Interest expense was $2,000 and $1,000 for the Web Services segment for the years ended December 31, 2020 and 2019, respectively.

20.
Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2020	2020	2020	2020
Service revenue	$3,488	$3,605	$3,654	$3,797
Product revenue	379	449	489	526
Total revenue	3,867	4,054	4,143	4,323
Operating expenses:
Cost of service revenue	970	908	946	1,013
Cost of product revenue	220	263	314	313
Selling and marketing	1,038	1,062	1,051	1,002
General and administrative	1,188	1,046	1,351	1,522
Research and development	270	244	326	349
Total operating expenses	3,686	3,523	3,988	4,199
Income from operations	181	531	155	124
Total other income/(expense), net	(38)	(20)	(21)	987
Income before income taxes	143	511	134	1,111
Income tax benefit/(provision)	(3)	(3)	(3)	6,050
Net income	$140	$508	$131	$7,161

Basic earnings per common share (1)	$0.01	$0.03	$0.01	$0.40
Diluted earnings per common share (1)	$0.01	$0.03	$0.01	$0.37

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
Consolidated	2019	2019	2019	2019
Service revenue	$3,008	$3,147	$3,259	$3,331
Product revenue	484	467	343	397
Total revenue	3,492	3,614	3,602	3,728
Operating expenses:
Cost of service revenue	877	874	836	869
Cost of product revenue	249	243	172	231
Selling and marketing	899	963	1,003	997
General and administrative	1,014	997	1,040	1,184
Research and development	212	197	215	229
Total operating expenses	3,251	3,274	3,266	3,510
Income from operations	241	340	336	218
Total other income/(expense), net	1	2	(2)	9
Income before income taxes	242	342	334	227
Income tax benefit/(provision)	(3)	(4)	-	1
Net income	$239	$338	$334	$228

Basic earnings per common share (1)	$0.02	$0.02	$0.02	$0.02
Diluted earnings per common share (1)	$0.02	$0.02	$0.02	$0.01

———————

 (1)
Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

21.
Subsequent Events

Business Combination

Acquisition of Centric Telecom

On January 14, 2021, we acquired 100% of the outstanding stock of Centric Telecom, Inc., or Centric, a provider of telecommunications products, services, and solutions in Northern Virginia. In exchange for the stock of Centric, we issued 46,662 shares of common stock based on a 20-day average close price of $7.13 per share and cash of $2,163,000. Additionally, Centric' selling shareholders are entitled to contingent consideration based on annualized revenue recognized during the nine month earn-out period, estimated to be $831,000 as defined in the agreement to be paid in cash. We are in the process of valuing the contingent consideration, as well as the fair value of acquired assets and liabilities assumed.

Because the acquisition occurred subsequent to December 31, 2020, no results of operations of Centric are included in our consolidated statements of operations for the year ended December 31, 2020. It is currently impractical to disclose a preliminary purchase price allocation or value of contingent consideration as Centric is currently in the process of closing their books and records. The historical results of operations of Centric were not significant to the Company’s consolidated results of operations for the periods presented.

Acquisition of NetSapiens

              On March 5, 2021, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) to merge with NetSapiens, Inc. (“NetSapiens”), subject to the terms of the Merger Agreement, the total consideration for the Mergers, including repayment of debt and expenses, is approximately $50 million, consisting of $10 million in cash, and approximately $40 million in the form of 6,462,036 shares of the Company’s common stock and stock options, par value $0.001 per share, and valued at $6.19 per share. The merger consideration is subject to customary upward or downward adjustments for working capital and closing cash. NetSapiens is an award winning patented cloud-native communications platform delivered via a high availability, multi-tenant solution that can be consumed however the service providers prefer, in their cloud or the NetSapiens cloud, on a subscription or a purchase model. They currently support over 1.7 million users on their platform through a community of partners. The closing of the transaction is subject to customary closing conditions and shareholder approval.

Because the merger agreement was entered into subsequent to December 31, 2020 and requires shareholder approval, no results of operations of NetSapiens are included in our consolidated statements of operations for the year ended December 31, 2020. The Company incurred $61,000 of related acquisition costs in fiscal year 2020 which are reflected in general and administrative costs in the Consolidated Statement of Operations. The acquisition qualifies as a significant business combination and will be accounted for using the acquisition method of accounting. As a result of limited time since entering into the definitive agreement, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's annual proxy statement.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

None

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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
2.
The Financial Statement Schedule on page 77 of this Annual Report.
3.
Exhibit Index as seen below.
EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger and Reorganization, dated March 5, 2021, by and among Crexendo, Inc., Crexendo Merger Sub, Inc., Crexendo Merger Sub, LLC, NetSapiens, Inc. and David Wang as stockholder representative.	8-K	3/5/21	2.1
3.1	Articles of Incorporation	8-K	12/14/16	3.1
3.2	Bylaws	8-K	12/14/16	3.2
4.1	Description of Capital Stock	10-K	3/3/20	4.1	X
10.1*	2013 Long-Term Incentive Plan	14-A	4/30/13
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.4	Loan Agreement between Bank of America, N.A. and Crexendo Business Solutions, Inc. dated January 22 2020, entered into on January 27, 2020.	8-K	1/29/2020	10.2
10.5	Voting and Support Agreement, dated March 5, 2021, by and among Crexendo, Inc., Anand Buch, David T.K. Wang and James Murphy.	8-K	3/5/21	10.1
10.6	Voting and Support Agreement, dated March 5, 2021, by and between NetSapiens, Inc. and Steven G. Mihaylo.	8-K	3/5/21	10.2
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
———————
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 9, 2021	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2021	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 9, 2021	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 9, 2021	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 9, 2021	By:	/s/ Jeffrey P. Bash
Jeffrey P. Bash Director

Date: March 9, 2021	By:	/s/ David Williams
David Williams Director

Date: March 9, 2021	By:	/s/ Anil Puri
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES
Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2020
Allowance for doubtful accounts receivable	$14	7	-	$21
Deferred income tax asset valuation allowance	$7,548	-	(7,487)	$61
Year ended December 31, 2019
Allowance for doubtful accounts receivable	$14	-	-	$14
Deferred income tax asset valuation allowance	$8,755	-	(1,207)	$7,548