Form 10-Q
period 2021-03-31
Crexendo, Inc.
filed 2021-05-11
CIK 1075736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 18,445,086.

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value and share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,204	$17,579
Restricted cash	-	100
Trade receivables, net of allowance for doubtful accounts of $20
as of March 31, 2021 and $21 as of December 31, 2020	486	538
Contract assets	205	159
Inventories	419	504
Equipment financing receivables	298	286
Contract costs	442	421
Prepaid expenses	503	190
Income tax receivable	129	4
Other current assets	2	-
Total current assets	18,688	19,781

Long-term equipment financing receivables, net	880	906
Property and equipment, net	2,776	2,734
Deferred income tax assets, net	6,054	6,054
Operating lease right-of-use assets	135	1
Intangible assets, net	2,433	252
Goodwill	1,395	272
Contract costs, net of current portion	543	549
Other long-term assets	225	156
Total Assets	$33,129	$30,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$190	$56
Accrued expenses	1,998	1,628
Finance leases	43	29
Notes payable	72	71
Operating lease liabilities	44	1
Contigent consideration	746	-
Contract liabilities	1,034	778
Total current liabilities	4,127	2,563

Contract liabilities, net of current portion	352	450
Finance leases, net of current portion	50	55
Notes payable, net of current portion	1,854	1,873
Operating lease liabilities, net of current portion	75	-
Total liabilities	6,458	4,941

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 25,000,000 shares, 18,424,602 shares issued and outstanding as of March 31, 2021 and 17,983,177 shares issued
and outstanding as of December 31, 2020	18	18
Additional paid-in capital	77,456	75,834
Accumulated deficit	(50,803)	(50,088)
Total stockholders' equity	26,671	25,764

Total Liabilities and Stockholders' Equity	$33,129	$30,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2021	2020
Service revenue	$4,139	$3,488
Product revenue	368	379
Total revenue	4,507	3,867

Operating expenses:
Cost of service revenue	1,259	970
Cost of product revenue	225	220
Selling and marketing	1,241	1,038
General and administrative	2,254	1,188
Research and development	350	270
Total operating expenses	5,329	3,686

Income/(loss) from operations	(822)	181

Other income/(expense):
Interest income	-	1
Interest expense	(19)	(9)
Other income/(expense), net	2	(30)
Total other income/(expense), net	(17)	(38)

Income/(loss) before income tax	(839)	143

Income tax benefit/(provision)	124	(3)

Net income/(loss)	$(715)	$140

Earnings per common share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted-average common shares outstanding:
Basic	18,189,783	14,905,599
Diluted	18,189,783	16,262,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$(50,088)	$25,764
Share-based compensation	-	-	282	-	282
Vesting of restricted stock units	14,367	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	346
Net loss	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$(50,803)	$26,671

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$(58,028)	$4,387
Share-based compensation	-	-	105	-	105
Vesting of restricted stock units	7,498	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	84
Net income	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$(57,888)	$4,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(715)	$140
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	101	103
Share-based compensation	282	105
Changes in assets and liabilities:
Trade receivables	174	(54)
Contract assets	(46)	(6)
Equipment financing receivables	14	(102)
Inventories	97	153
Contract costs	(15)	(20)
Prepaid expenses	(309)	(323)
Income tax receivable	(125)	3
Other assets	(8)	(50)
Accounts payable and accrued expenses	291	(290)
Contract liabilities	11	53
Net cash used for operating activities	(248)	(288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29)	(528)
Business acquisition	(2,163)	-
Net cash used for investing activities	(2,192)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(11)	(8)
Repayments made on notes payable	(18)	(5)
Proceeds from exercise of options	1,146	84
Taxes paid on the net settlement of stock options	(152)	-
Net cash provided by financing activities	965	71

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,475)	(745)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	17,679	4,280

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$16,204	$3,535

Cash used during the year for:
Income taxes, net	$(1)	$-
Interest expense	$(19)	$(9)
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment with a note payable	$-	$2,000
Stock issued for the acquisition of Centric Telecom	$346	$-
Contingent consideration related to the acquisition of Centric Telecom	$746	$-

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

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., Crexendo International, Inc., and Centric Telecom, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $15,565,000 and $17,175,000, respectively.

Restricted Cash – We classified $0 and $100,000 as restricted cash as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, our restricted cash requirement was waived and we released $100,000 into cash and cash equivalents. Cash was restricted for compensating balance requirements on purchasing card agreements. As of March 31, 2021 and December 31, 2020, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $0 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$16,204	$3,435
Restricted cash	-	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$16,204	$3,535

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $985,000 and $970,000 at March 31, 2021 and December 31, 2020, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2021 and 2020, the Company amortized $122,000 and $111,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Building	39 years
Land	Not depreciated
Computer and office equipment	2 to 5 years
Computer software	3 years
Internal-use software	3 years
Furniture and fixtures	4 years
Vehicles	5 years
Leasehold improvements	2 to 5 years

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in the statement of operations.

Asset Acquisitions – Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. If the fair value of the assets acquired exceeds the initial consideration paid as of the date of acquisition but includes a contingent consideration arrangement and ASC 450 and ASC 815 do not apply to contingent consideration, we analogize to the guidance in ASC 323 on recognizing contingent consideration in the acquisition of an equity method investment. The Company recognizes a liability equal to the lesser of, the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial cost measurement. In accordance with the requirements of ASC 323 for equity method investments, the Company recognizes any excess of the contingent consideration issued or issuable, over the amount that was initially recognized as a liability, as an additional cost of the asset acquisition. If the amount initially recognized as a liability exceeds the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition. In 2019, the Company acquired customer relationships for an estimated aggregate purchase price of $351,000. During the year ended December 31, 2020, the Company determined that the contingent consideration payable was $121,000 less than initially recorded and recognized a reduction in the cost of the asset acquired.

Business Acquisitions - We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. We include the results of all acquisitions in our consolidated financial statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expenses.

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

Contingent Consideration – Contingent consideration represents deferred business acquisition and asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with a business acquisition is reported at fair value each reporting period until the contingency is resolved. Any changes in fair value are recognized in earnings. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets.

Public Offering – On September 28, 2020, the Company completed a public offering in which it issued and sold 1,750,000 shares of common stock at a price to the public of $5.50 per share. The shares sold and issued in the public offering resulted in an aggregate gross offering price of $9,625,000. The Company received net proceeds of $8,623,000 after deducting underwriting discounts and commissions of $674,000 and offering expenses of $328,000.

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

Comprehensive Income/(Loss) – There were no other components of comprehensive income/(loss) other than net income/(loss) for the three months ended March 31, 2021 and 2020.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2021 and 2020. No customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2021 and one telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2020.

Recently Adopted Accounting Pronouncements – In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Cloud Telecommunications Services – Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, interest generated from equipment financing revenue, and support for premise based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

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

Three Months Ended March 31, 2021	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$368	$-	$368
Equipment financing revenue	68	-	68
Telecommunications services	3,592	-	3,592
Fees, commissions, and other, recognized over time	289	-	289
One time fees, commissions and other	74	-	74
Website hosting services	-	106	106
Website management services and other	-	10	10
	$4,391	$116	$4,507
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$341	$-	$341
Products, services, and fees transferred over time	4,050	116	4,166
	$4,391	$116	$4,507

Three Months Ended March 31, 2020	Cloud		Total
(In thousands)	Telecommunications	Web Services	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$379	$-	$379
Equipment financing revenue	45	-	45
Telecommunications services	3,025	-	3,025
Fees, commissions, and other, recognized over time	233	-	233
One time fees, commissions and other	29	-	29
Website hosting services	-	133	133
Website management services and other	-	23	23
	$3,711	$156	$3,867
Timing of revenue recognition
Products and fees recognized at a point in time	$408	$-	$408
Services and fees transferred over time	3,303	156	3,459
	$3,711	$156	$3,867

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
(In thousands)	2021	2020
Receivables, which are included in trade receivables, net of allowance
for doubtful accounts	$486	$538
Contract assets	205	159
Contract liabilities	1,386	1,228

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2021		December 31, 2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(788)	$-	$(976)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	946	-	990
Transferred to receivables from contract assets recognized at the beginning of the period	(15)	-	(21)	-
Increase due to additional unamortized discounts	61	-	158	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2021	2022	2023	2024	2025	2026	Total
Desktop devices	$307	-	-	-	-	-	$307
Telecommunications service	$8,420	8,214	5,768	3,665	1,331	61	$27,459
All consideration from contracts with customers is included in the amounts presented above

3.
Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2021	2020
Net income/(loss) (in thousands) (A)	$(715)	$140

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	18,189,783	14,904,599
Dilutive effect of stock-based awards	-	1,358,287
Diluted weighted-average outstanding shares of common stock (C)	18,189,783	16,262,886

Earnings per common share:
Basic (A/B)	$(0.04)	$0.01
Diluted (A/C)	$(0.04)	$0.01

For the three months ended March 31, 2021 and 2020, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.
	Three Months Ended March 31,
	2021	2020
Stock options	488,104	1,662,311

4.
Acquisitions

Centric Telecom, Inc. Business Acquisition

On January 14, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. The fair value of the common stock issued as consideration was determined based on the closing market price of the Company’s common stock on the date of the acquisition of $7.42. The aggregate purchase price is subject to customary upward or downward adjustments for Centric Telecom’s net working capital.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. The Company’s unaudited condensed consolidated financial statements include the results of operations of Centric Telecom from the date of acquisition. The historical results of operations of Centric Telecom were not significant to the Company’s unaudited condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Centric Telecom’s net tangible assets and intangible assets based on their estimated fair value on the acquisition date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. The preliminary purchase price allocation is subject to revision as a more detailed analysis is completed by a third party valuation specialist and additional information on the fair values of Centric’s assets and liabilities becomes available. Any change in the fair value of the net assets of Centric Telecom will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired, fair value of right to use assets and associated operating lease liabilities assumed, and net working capital adjustments. We anticipate finalizing our purchase price allocation during 2021. The following table presents the preliminary allocation of the assets acquired and liabilities assumed as of January 14, 2021 (in thousands):

Consideration (including estimated unpaid contingent consideration)
Cash	$2,163
Common stock	346
Contingent consideration	746
$3,255
Assets
Cash	$7
Accounts receivables	122
Prepaid expenses	4
Inventory	12
Other assets	12
Property and equipment	57
Right to use assets	134
Intangible assets acquired	2,238
Other long-term assets	44
Total assets acquired	2,630

Liabilities
Accounts Payable	26
Accrued Expenses	187
Contract Liability	147
Operating Lease Liability	118
Direct Financing Liability	20
Total liabilities assumed	498

Net identifiable assets acquired	2,132
Goodwill	1,123
Total purchase price	$3,255

The intangible assets acquired consist of customer relationships. The fair value of the customer relationships was determined utilizing variations of the income approach where the expected future cash flows resulting from the acquired identifiable intangible assets were reduced by operating costs and charges for contributory assets and then discounted to present value at the weighted average cost of capital. The key assumptions used in valuing the customer relationships acquired is a weighted average cost of capital of 17.4% and a tax rate of 22.5%. The amortizable intangible assets have an average useful life of eight years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $1,123,000, which is not deductible for tax purposes. The goodwill recognized is primarily attributable to contributions of the entity's assembled workforce of the acquired business.

NetSapiens, Inc. Merger Agreement

During the three months ended March 31, 2021, the Company entered into a Merger Agreement to acquire NetSapiens, Inc. for approximately $50 million, consisting of (1) $10 million in cash, and (2) approximately $40 million in the form of shares of the Company’s common stock or Company options. The merger consideration is subject to customary upward or downward adjustments for NetSapiens’ net working capital and closing cash. When taking into account the anticipated adjustments for net working capital and closing cash, the Company expects to issue approximately 3,114,690 shares of the Company’s common stock valued at $6.19 per share for common stock consideration of approximately $19.3 million and approximately 4,438,321 options with an aggregate value of $21.8 million, net of the aggregate exercise price of $5.6 million, at the closing. The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of NetSapiens entitled to vote; (ii) the approval of the issuance of the Merger Shares and the other matters requiring stockholder approval for the consummation of the Transactions by the affirmative vote of the holders of a majority of all outstanding shares of the Company entitled to vote thereon; and (iii) the absence of governmental restraints or prohibitions preventing the consummation of the Mergers.

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

5.
Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	March 31,	December 31,
	2021	2020
Gross trade receivables	$506	$559
Less: allowance for doubtful accounts	(20)	(21)
Trade receivables, net	$486	$538

Current trade receivables, net	$486	$538
Long-term trade receivables, net	-	-
Trade receivables, net	$486	$538

6.
Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid corporate insurance	$32	$53
Prepaid software services and support	220	20
Prepaid employee insurance premiums	71	71
Prepaid tax deposit	45	-
Prepaid Nasdaq listing fee	44	-
Other prepaid expenses	91	46
Total prepaid expenses	$503	$190

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,480	1,407
Computer software	547	526
Internal-use software	14	14
Furniture and fixtures	75	29
Vehicles	95	-
Leasehold improvements	25	-
Less: accumulated depreciation	(1,960)	(1,742)
Total property and equipment, net	$2,776	$2,734

Depreciation and amortization expense is included in general and administrative expenses and totaled $44,000 and $73,000 for the three months ended March 31, 2021 and 2020, respectively.

8.
Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,409	$(976)	$2,433	$1,171	$(919)	$252
Total acquired intangible assets	$3,409	$(976)	$2,433	$1,171	$(919)	$252

As of March 31, 2021, the weighted average remaining useful life for customer relationships was 7.5 years.

Amortization expense is included in general and administrative expenses and totaled $57,000 and $30,000 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company acquired $2,238,000 in intangible assets in connection with the Centric Telecom business acquisition. During the year ended December 31, 2020, we reduced customer relationships by $121,000 due to an adjustment to the total consideration payable under the DoubleHorn customer relationships asset purchase agreement.

As of March 31, 2021, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2021 remaining	$188
2022	225
2023	390
2024	361
2025 and thereafter	1,269
Total	$2,433

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2020	272
Business acquisition	1,123
Balance at March 31, 2021	$1,395

9.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued wages and benefits	$440	$513
Accrued accounts payable	691	505
Accrued sales and telecommunication taxes	684	438
Product warranty liability	31	33
Other accrued expenses	152	139
Total accrued expenses	$1,998	$1,628

The changes in aggregate product warranty liabilities for the year ended December 31, 2020 and three months ended March 31, 2021 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2020	$37
Accrual for warranties	33
Adjustments related to pre-existing warranties	(10)
Warranty settlements	(27)
Balance at December 31, 2020	33
Accrual for warranties	5
Warranty settlements	(7)
Balance at March 31, 2021	$31

Product warranty expense is included in cost of product revenue expense and totaled $5,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

10.
Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	March 31,	December 31,
	2021	2020
Notes payable	$1,926	$1,944
Less: current notes payable	(72)	(71)
Notes payable, net of current portion	$1,854	$1,873

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

As of March 31, 2021, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2021 remaining	$53
2022	74
2023	76
2024	79
2025 and thereafter	1,644
Total	$1,926

11.
Fair Value Measurements

We have financial instruments as of March 31, 2021 and December 31, 2020 for which the fair value is summarized below (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$486	$486	$538	$538
Equipment financing receivables	1,178	1,178	1,192	1,192
Liabilities:
Finance lease obligations	$93	$93	$84	$84
Notes payable	1,926	1,926	1,944	1,944
Business acquisition contigent consideration	746	746	-	-

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair value measurement at reporting date
Description	As of March 31, 2021	Level 1	Level 2	Level 3

Liabilities:
Business acquisition contingent consideration	$746	$-	$-	$746

Description	As of December 31, 2020	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

The recurring Level 3 measurement of our business acquisition contingent consideration liability includes the following significant unobservable inputs at March 31, 2021 (in thousands):

Contingent consideration liability	Fair Value at March 31, 2021	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$746	Discounted cash flow	Discount Rate	17.38%

			Probability of milestone payment	90%
			Projected year of payments	2021

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

During the three months ended March 31, 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. During the year ended December 31, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired in the DoubleHorn Asset Acquisition. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended March 31, 2021 and the year ended December 31, 2020 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2020	$175
Cash payments	(54)
Adjustment	(121)
Balance at December 31, 2020	$-
Additions	746
Cash payments	-
Adjustment	-
Balance at March 31, 2021	$746

12.
Income Taxes

Our effective tax rate for the three months ended March 31, 2021 and 2020 was (14.8%) and 2.1%, respectively, which resulted in an income tax benefit/(provision) of $124,000 and $(3,000), respectively.

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

13.
Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We lease office space, other assets, and office equipment under operating leases. We lease data center equipment, including maintenance contracts and vehicles under finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the balance sheet, excluding leases that are less than 12 months. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants. Our lease terms may include options, at our sole discretion, to extend or terminate the lease. At the adoption date of ASC Topic 842, the Company was reasonably certain that we would exercise our option to renew our corporate office building operating lease. Lease expense is recognized on a straight-line basis over the lease term.

We previously leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Amortization of the ROU assets and operating lease liabilities for the three months ended March 31, 2021 and 2020 was $0 and $50,000, respectively. Rental expense incurred on operating leases for the three months ended March 31, 2021 and 2020 was approximately $0 and $25,000, respectively.

We currently lease office space in McLean, Virginia under a non-cancelable operating lease agreement that expires in 2021. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2021 and 2020 was approximately $17,000 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2023 and the interest rates range from 3.00% to 15.09%. The expense is included in cost of product expenses and totaled approximately $11,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under a finance lease agreement which extends through 2023. The Company also leases three vehicles under financing agreements. One vehicle lease extends through 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $93,000 and $84,000 as of March 31, 2021 and December 31, 2020, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $203,000 and $129,000 as of March 31, 2021 and December 31, 2020, respectively. Related accumulated depreciation totaled $108,000 and $47,000 as of March 31, 2021 and 2020, respectively. The $25,000 support contract was classified as a prepaid expense and is being amortized over the service period of 3 years. Amortization expense is included in general and administrative expenses and totaled $0 and $2,000 for the three months ended March 31, 2021 and 2020, respectively. The interest rates on the finance lease obligations range from 3.99% to 6.7% and interest expense was $2,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2021 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021 remaining	$40	$35
2022	11	43
2023	4	21
Total minimum lease payments	55	99
Less: amount representing interest	(1)	(6)
Present value of minimum lease payments	$54	$93

Lease term and discount rate	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.1
Finance leases	2.1
Weighted-average discount rate
Operating leases	3.6%
Finance leases	6.2%

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29
Operating cash flows from finance leases	2
Financing cash flows from finance leases	11

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $43,000 and $0 for the three months ended March 31, 2021 and 2020, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Gross financing receivables	$1,726	$1,774
Less: unearned income	(548)	(582)
Financing receivables, net	1,178	1,192
Less: current portion of finance receivables, net	(298)	(286)
Finance receivables due after one year	$880	$906

Future minimum lease payments as of March 31, 2021, consisted of the following:

Year ending December 31,	Lease Receivables
2021 remaining	$422
2022	512
2023	414
2024	269
2025 and thereafter	109
Gross equipment financing receivables	1,726
Less: unearned income	(548)
Equipment financing receivables, net	$1,178

14.
Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2021, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended March 31,
	2021	2020
Revenue:
Cloud telecommunications	$4,391	$3,711
Web services	116	156
Consolidated revenue	4,507	3,867

Income/(Loss) from operations:
Cloud telecommunications	(817)	129
Web services	(5)	52
Total operating income/(loss)	(822)	181
Other income/(expense), net:
Cloud telecommunications	(17)	(6)
Web services	-	(32)
Total other income/(expense), net	(17)	(38)
Income/(Loss) before income tax provision:
Cloud telecommunications	(834)	123
Web services	(5)	20
Income/(Loss) before income tax provision	$(839)	$143

Depreciation and amortization was $99,000 and $99,000 for the Cloud Telecommunications segment for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization was $2,000 and $4,000 for the Web Services segment for the three months ended March 31, 2021 and 2020, respectively.

Interest income was $0 and $1,000 for the Web Services segment for the three months ended March 31, 2021 and 2020, respectively.

Interest expense was $19,000 and $9,000 for the Cloud Telecommunications segment for the three months ended March 31, 2021 and 2020, respectively. Interest expense was $0 and $0 for the Web Services segment for the three months ended March 31, 2021 and 2020.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2020 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our Cloud Telecommunications service revenue increased 21% or $691,000 to $4,023,000 for the three months ended March 31, 2021 as compared to $3,332,000 for the three months ended March 31, 2020. Our Cloud Telecommunications product revenue decreased 3% or $11,000 to $368,000 for the three months ended March 31, 2021 as compared to $379,000 for the three months ended March 31, 2020. As of March 31, 2021 and 2020, our backlog was $27,766,000 and $26,583,000, respectively.

Web Services – We generate recurring revenue from website hosting and other professional services.

Our Web Services revenue decreased 26% or $40,000 to $116,000 for the three months ended March 31, 2021 as compared to $156,000 for the three months ended March 31, 2020.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2021	2020
Service revenue	$4,139	$3,488
Product revenue	368	379
Total revenue	$4,507	$3,867
Income/(loss) before income taxes	(839)	143
Income tax benefit/(provision)	124	(3)
Net income/(loss)	(715)	140
Basic earnings per share	$(0.04)	$0.01
Diluted earnings per share	$(0.04)	$0.01

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Service revenue

Service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. Service revenue increased 19% or $651,000, to $4,139,000 for the three months ended March 31, 2021 as compared to $3,488,000 for the three months ended March 31, 2020. Cloud Telecommunications service revenue increased 21% or $691,000, to $4,023,000 for the three months ended March 31, 2021 as compared to $3,332,000 for the three months ended March 31, 2020. Web service revenue decreased 26% or $40,000, to $116,000 for the three months ended March 31, 2021 as compared to $156,000 for the three months ended March 31, 2020.

Product Revenue

Product revenue consists primarily of fees collected from the sale and lease of desktop phone devices and third-party equipment. Product revenue decreased 3% or $11,000, to $368,000 for the three months ended March 31, 2021 as compared to $379,000 for the three months ended March 31, 2020. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations.

Income/(Loss) Before Income Taxes

Income before income taxes decreased 687% or $982,000, to a loss before income taxes of $(839,000) for the three months ended March 31, 2021 as compared to income before income taxes of $143,000 for the three months ended March 31, 2020. The decrease in income before income tax is primarily due to an increase in operating expenses of $1,643,000, offset by an increase in revenue of $640,000 and a decrease in interest expense and other expense of $21,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and acquisition related expenses. During the three months ended March 31, 2021 the Company recognized $684,000 in one-time acquisition related expenses associated with the NetSapiens and Centric Telecom business acquisitions.

Income Tax Benefit/(Provision)

We had an income tax benefit of $124,000 for the three months ended March 31, 2021 compared to an income tax provision of ($3,000) for the three months ended March 31, 2020. We had pre-tax income/(loss) for the three months ended March 31, 2021 and 2020 of $(839,000) and $143,000, respectively.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, acquisition related expenses and amortization of intangibles. We define EBITDA as U.S. GAAP net income/(loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses and share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our May 11, 2021 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended March 31,
	2021	2020
U.S. GAAP net income/(loss)	$(715)	$140
Share-based compensation	282	105
Acquisition related expenses	684	-
Amortization of intangible assets	57	30
Non-GAAP net income	$308	$275

Non-GAAP earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted-average common shares outstanding:
Basic	18,189,783	14,904,599
Diluted	19,484,148	16,262,886

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
U.S. GAAP net income/(loss)	$(715)	$140
Depreciation and amortization	101	103
Interest expense	19	9
Interest and other expense/(income)	(2)	29
Income tax provision/(benefit)	(124)	3
EBITDA	(721)	284
Acquisition related expenses	684	-
Share-based compensation	282	105
Adjusted EBITDA	$245	$389

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Operating Results of our Cloud Telecommunications Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications	2021	2020
Service revenue	$4,023	$3,332
Product revenue	368	379
Total revenue	$4,391	$3,711
Operating expenses:
Cost of service revenue	$1,240	$945
Cost of product revenue	225	220
Research and development	341	262
Selling and marketing	1,241	1,038
General and administrative	2,161	1,117
Total operating expenses	5,208	3,582
Operating income/(loss)	(817)	129
Other income/(expense)	(17)	(6)
Income before tax benefit/(provision)	$(834)	$123

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Service Revenue

Cloud Telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, administrative fees, and reselling broadband Internet services. Service revenue increased 21% or $691,000, to $4,023,000 for the three months ended March 31, 2021 as compared to $3,332,000 for the three months ended March 31, 2020. The increase in service revenue is due to an increase in contracted service revenue and usage charges of $567,000, an increase in fees, commissions, and other, recognized over time of $56,000, an increase in one time fees, commissions and other of $45,000, and an increase in sales-type lease interest of $23,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. Product revenue decreased 3% or $11,000, to $368,000 for the three months ended March 31, 2021 as compared to $379,000 for the three months ended March 31, 2020. Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2021 and 2020. Backlog increased 4% or $1,183,000 to $27,766,000 as of March 31, 2021 as compared to $26,583,000 as of March 31, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2021 and 2020, and March 31, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of March 31, 2021	$27,766

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of March 31, 2020	$26,583

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, credit card processing fees, shipping charges, customer support salaries and benefits, and share-based compensation. Cost of service revenue increased 31% or $295,000, to $1,240,000 for the three months ended March 31, 2021 as compared to $945,000 for the three months ended March 31, 2020. The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $194,000 as a result of an increase in customer support and implementation specialist headcount directly related to the increase in service revenue. Bandwidth costs increased $75,000 directly related to the increase in service revenue. Professional installation service costs increased $16,000. As a result of the growth in monthly recurring revenue, credit card processing fees increased $14,000. These increases were offset by a decrease in other cost of service revenue of $4,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. Cost of product revenue increased 2% or $5,000, to $225,000 for the three months ended March 31, 2021 as compared to $220,000 for the three months ended March 31, 2020.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. Research and development expenses increased 30% or $79,000, to $341,000 for the three months ended March 31, 2021 as compared to $262,000 for the three months ended March 31, 2020. There was an increase in salaries, wages and benefits of $57,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased development costs for maintenance on our customer user interface, our Android and iPhone mobile phone applications, product testing, and Java development of $22,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. Selling and marketing expenses increased 20% or $203,000, to $1,241,000 for the three months ended March 31, 2021 as compared to $1,038,000 for the three months ended March 31, 2020. There was an increase in increase in salaries, wages and benefits of $189,000 related to an increase in headcount of sales reps and the addition of our chief revenue officer. There was also an increase in commission expense of $68,000 directly related to an increase in revenue. These increases were offset by a decrease in travel and trade show related expenses of $35,000, a decrease in sales lead generation cost of $8,000, and a decrease in other sales and marketing expense of $11,000.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. General and administrative expenses increased 93% or $1,044,000, to $2,161,000 for the three months ended March 31, 2021 as compared to $1,117,000 for the three months ended March 31, 2020. Consolidated general and administrative expenses increased 90% or $1,066,000, to $2,254,000 for the three months ended March 31, 2021 as compared to $1,188,000 for the three months ended March 31, 2020. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in acquisition related legal, accounting, discretionary bonuses, and other consultation and professional services of $684,000. There was an increase in administrative salaries, wages and benefits of $286,000 as a result of an increase in headcount and increased salaries. We invested $72,000 in contractor costs, data center equipment and office equipment for maintenance and improvements in our data center and towards our disaster recovery failover solution. There was an increase in intangible amortization of $27,000 from the Centric Telecom business acquisition. The increases were offset by a decrease in other general and administrative expense of $3,000, which includes our Nasdaq listing fee, telecommunications fees, depreciation, rent, legal fees and other general and administrative expenses.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Other expenses increased 183%, or $11,000, to $17,000 for the three months ended March 31, 2021 as compared to $6,000 of net other expense for the three months ended March 31, 2020. The increase in other expenses is related to our increase in interest expense of $10,000 for interest paid on finance agreements and a decrease in credit card cash back rewards of $1,000.

Operating Results of Web Services segment (in thousands):

	Three Months Ended March 31,
Web Services	2021	2020
Service revenue	$116	$156
Operating expenses:
Cost of service revenue	19	25
Research and development	9	8
General and administrative	93	71
Total operating expenses	121	104
Operating income/(loss)	(5)	52
Other income/(expense)	-	(32)
Income/(loss) before tax benefit/(provision)	$(5)	$20

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Service Revenue

Service revenue is generated primarily through website hosting and professional web management services. Web Services segment revenue decreased 26% or $40,000, to $116,000 for the three months ended March 31, 2021 as compared to $156,000 for the three months ended March 31, 2020. The decrease in service revenue is primarily due to a decrease in hosting revenue of $28,000 and a decrease in professional web management services of $12,000.

Cost of Service Revenue

Cost of service revenue consists primarily of bandwidth, web domain registration fees, customer service salaries and benefits, temporary labor cost, and credit card processing fees. Cost of service revenue decreased 24% or $6,000, to $19,000 for the three months ended March 31, 2021 as compared to $25,000 for the three months ended March 31, 2020. The decrease in cost of service revenue is primarily related to a decrease in customer service salaries, wages and benefits of $4,000, a decrease in web domain registration fees of $1,000, and a decrease in credit card fees of $1,000, directly related to the decrease in revenue.

 Research and Development

Research and development expenses primarily consist of salaries and benefits, and related expenses which are attributable to the development of our website development software products. Research and development expenses increased 13% or $1,000, to $9,000 for the three months ended March 31, 2021 as compared to $8,000 for the three months ended March 31, 2020 due to fluctuations in salaries, wages and benefits.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. General and administrative expenses increased 31% or $22,000, to $93,000 for the three months ended March 31, 2021 as compared to $71,000 for the three months ended March 31, 2020. Consolidated general and administrative expenses increased 90% or $1,066,000, to $2,254,000 for the three months ended March 31, 2021 as compared to $1,188,000 for the three months ended March 31, 2020. As Web Services segment revenue has decreased and Cloud Telecommunications segment revenue has increased, a higher percentage of general and administrative costs are being allocated to the Cloud Telecommunications segment. Therefore, we will discuss changes in our consolidated general and administrative expenses. The increase in consolidated general and administrative expenses is primarily due to an increase in acquisition related legal, accounting, discretionary bonuses, and other consultation and professional services of $684,000. There was an increase in administrative salaries, wages and benefits of $286,000 as a result of an increase in headcount and increased salaries. We invested $72,000 in contractor costs, data center equipment and office equipment for maintenance and improvements in our data center and towards our disaster recovery failover solution. There was an increase in intangible amortization of $27,000 from the Centric Telecom business acquisition. The increases were offset by a decrease in other general and administrative expense of $3,000, which includes our Nasdaq listing fee, telecommunications fees, depreciation, rent, legal fees and other general and administrative expenses.

Other Income/(Expense)

Other income/(expense) primarily relates to the allocated portions of interest expense offset by credit card cash back rewards. Net other income decreased 100% or $32,000, to $0 for the three months ended March 31, 2021 as compared to $32,000 of net other income for the three months ended March 31, 2020. The decrease in net other income is due to a decrease in net foreign exchange gains of $32,000.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through product and service sales to our customers. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $16,204,000 and $17,579,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

During the year ended December 31, 2020, the Company completed a public offering in which it issued and sold 2,170,000 shares of common stock at a price to the public of $5.50 per share. The shares sold and issued in the public offering resulted in an aggregate gross offering price of $11,935,000 and net proceeds to the Company were $10,771,000 after deducting underwriting discounts and commissions. The Company intends to utilize the proceeds to fund acquisitions.

During the three months ended March 31, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period.

During the three months ended March 31, 2021, the Company entered into a Merger Agreement to acquire NetSapiens, Inc. for approximately $50 million, consisting of (1) $10 million in cash, and (2) approximately $40 million in the form of shares of the Company’s common stock or Company options. The merger consideration is subject to customary upward or downward adjustments for NetSapiens’ net working capital and closing cash. When taking into account the anticipated adjustments for net working capital and closing cash, the Company expects to issue approximately 3,114,690 shares of the Company’s common stock valued at $6.19 per share for common stock consideration of approximately $19.3 million and approximately 4,438,321 options with an aggregate value of $21.8 million, net of the aggregate exercise price of $5.6 million, at the closing. The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of NetSapiens entitled to vote; (ii) the approval of the issuance of the Merger Shares and the other matters requiring stockholder approval for the consummation of the Transactions by the affirmative vote of the holders of a majority of all outstanding shares of the Company entitled to vote thereon; and (iii) the absence of governmental restraints or prohibitions preventing the consummation of the Mergers.

Operating Activities

Cash used in or provided by operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. Net cash used in operating activities was $248,000 for the three months ended March 31, 2021, compared to net cash used for operating activities of $288,000 the three months ended March 31, 2020, a decrease of $40,000.

The net cash used for operations was primarily driven by our net loss for the three months ended March 31, 2021 of $715,000, of which $684,000 is associated with acquisition related expenses for the Centric Telecom and NetSapiens business acquisitions. The net loss was offset by $174,000 improvement in our outstanding account receivable balance and $291,000 increase in accounts payable and accrued liabilities balances from December 31, 2020.

Investing Activities

Net cash used in investing activities was $2,192,000 for the three months ended March 31, 2021 compared to net cash used in investing activities of $528,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. For the three months ended March 31, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for the cash portion of the purchase of the Company’s corporate office building. The remaining $2,000,000 of the purchase price was financed through a note payable with a bank.

Financing Activities

Net cash provided by financing activities was $965,000 for the three months ended March 31, 2021 compared to net cash provided by financing activities of $71,000 for the three months ended March 31, 2020. Net cash provided by financing activities in the three months ended March 31, 2021, primarily relates to cash received from the exercise of stock options of $1,146,000 offset by the payments of employee tax withholdings related to the net settlement of stock options of $152,000. Net cash provided by financing activities in the three months ended March 31, 2020, primarily relates to cash received from the exercise of stock options of $84,000.

Contractual Obligations and Commitments

Except as set forth in Notes 4, 10, and 13 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

As of, March 31, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.
Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2020 Form 10-K. Additional risk factors identified during the period are as follows:

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

Crexendo, Inc.

May 11, 2021	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 11, 2021	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer