Form 10-Q
period 2021-06-30
Crexendo, Inc.
filed 2021-08-10
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

_______________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

The number of shares outstanding of the registrant’s common stock as of July 31, 2021 was 21,558,644.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,876	$17,579
Restricted cash	-	100
Trade receivables, net of allowance for doubtful accounts of $58 as of June 30, 2021 and $21 as of December 31, 2020	1,406	538
Contract assets	199	159
Inventories	311	504
Equipment financing receivables	316	286
Contract costs	445	421
Prepaid expenses	834	190
Income tax receivable	11	4
Other current assets	319	-
Total current assets	12,110	19,781

Long-term trade receivables, net of allowance for doubtful accounts of $0 as of June 30, 2021 and $0 as of December 31, 2020	45	-
Long-term equipment financing receivables, net	782	906
Property and equipment, net	3,072	2,734
Deferred income tax assets, net	8,883	6,054
Operating lease right-of-use assets	653	1
Intangible assets, net	23,743	252
Goodwill	28,129	272
Contract costs, net of current portion	574	549
Income tax receivable, net of current portion	393	-
Other long-term assets	290	156
Total Assets	$78,281	$30,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$651	$56
Accrued expenses	5,455	1,628
Finance leases	148	29
Notes payable	72	71
Operating lease liabilities	419	1
Contigent consideration	746	-
Contract liabilities	2,273	778
Total current liabilities	9,764	2,563

Contract liabilities, net of current portion	936	450
Finance leases, net of current portion	270	55
Notes payable, net of current portion	1,836	1,873
Operating lease liabilities, net of current portion	263	-
Total liabilities	13,069	4,941

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares,21,554,053 shares issued and outstanding as of June 30, 2021 and 17,983,177 shares issued and outstanding as of December 31, 2020	22	18
Additional paid-in capital	116,994	75,834
Accumulated deficit	(51,805)	(50,088)
Accumulated other comprehensive income	1	-
Total stockholders' equity	65,212	25,764

Total Liabilities and Stockholders' Equity	$78,281	$30,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenue	$4,327	$3,605	$8,466	$7,093
Software solutions revenue	1,012	-	1,012	-
Product revenue	440	449	808	828
Total revenue	5,779	4,054	10,286	7,921

Operating expenses:
Cost of service revenue	1,347	908	2,606	1,878
Cost of software solutions revenue	526	-	526	-
Cost of product revenue	286	263	511	483
Selling and marketing	1,795	1,062	3,036	2,100
General and administrative	2,681	1,046	4,935	2,234
Research and development	388	244	738	514
Total operating expenses	7,023	3,523	12,352	7,209

Income/(loss) from operations	(1,244)	531	(2,066)	712

Other income/(expense):
Interest income	1	1	1	2
Interest expense	(21)	(22)	(40)	(31)
Other income/(expense), net	1	1	3	(29)
Total other income/(expense), net	(19)	(20)	(36)	(58)

Income/(loss) before income tax	(1,263)	511	(2,102)	654

Income tax benefit/(provision)	260	(3)	384	(6)

Net income/(loss)	$(1,003)	$508	$(1,718)	$648

Earnings per common share:
Basic	$(0.05)	$0.03	$(0.09)	$0.04
Diluted	$(0.05)	$0.03	$(0.09)	$0.04

Weighted-average common shares outstanding:
Basic	19,443,777	15,023,929	18,818,085	14,964,138
Diluted	19,443,777	16,671,848	18,818,085	16,485,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss)	$(1,003)	$508	$(1,718)	$648
Other comprehensive income/(loss), net of tax
Foreign currency translation gain	1	-	1	-
Total other comprehensive income	1	-	1	-
Comprehensive income/(loss)	$(1,002)	$508	$(1,717)	$648

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2021 and 2020

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$-	$(50,088)	$25,764
Share-based compensation	-	-	282	-	-	282
Vesting of restricted stock units	14,367	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	-	346
Net loss	-	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$-	$(50,803)	$26,671
Share-based compensation	-	-	453	-	-	453
Vesting of restricted stock units	13,622	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	18,520	1	30	-	-	31
Taxes paid on the net settlement of stock options	-	-	(3)	-	-	(3)
Issuance of common stock in connection with a business acquisition	3,097,309	3	39,059	-	-	39,062
Net loss	-	-	-	-	(1,003)	(1,003)
Balance, June 30, 2021	21,554,053	$22	$116,995	$1	$(51,806)	$65,212

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$-	$(58,028)	$4,387
Share-based compensation	-	-	105	-	-	105
Vesting of restricted stock units	7,498	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	-	84
Net income	-	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$-	$(57,888)	$4,716
Share-based compensation	-	-	136	-	-	136
Vesting of restricted stock units	15,363	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	143,448	-	414	-	-	414
Net income	-	-	-	-	508	508
Balance, June 30, 2020	15,100,264	$15	$63,139	$-	$(57,380)	$5,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,718)	$648
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	362	140
Share-based compensation	735	241
Non-cash operating lease amortization	(2)	-
Changes in assets and liabilities:
Trade receivables	55	(183)
Contract assets	(40)	(24)
Equipment financing receivables	94	(255)
Inventories	205	(66)
Contract costs	(49)	(61)
Prepaid expenses	(568)	(181)
Income tax receivable	(400)	4
Other assets	13	(51)
Accounts payable and accrued expenses	1,359	(144)
Income tax payable	-	2
Contract liabilities	(270)	21
Net cash provided by/(used for) operating activities	(224)	91
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41)	(528)
Acquisitions of assets and businesses, net of cash received	(10,505)	(176)
Net cash used for investing activities	(10,546)	(704)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	-	(41)
Repayments made on finance leases	(20)	(14)
Proceeds from notes payable	-	1,001
Repayments made on notes payable	(36)	(22)
Proceeds from exercise of options	1,177	498
Taxes paid on the net settlement of stock options and RSUs	(155)	-
Net cash provided by financing activities	966	1,422
Effect of exchange rate changes on cash	1	-
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,803)	809
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	17,679	4,280
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$7,876	$5,089
Cash used during the year for:
Income taxes, net	$(15)	$-
Interest expense	$(40)	$(31)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$346	$-
Contingent consideration related to the acquisition of Centric Telecom	$746	$-
Stock issued in connection with the merger with NetSapiens	$16,942	$-
Stock options issued in connection with the merger with NetSapiens	$22,120	$-
Property and equipment financed through finance leases	$273	$-
Prepaid assets financed through finance leases	$14	$-
Purchase of property and equipment with a note payable	$-	$2,000
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$-	$(121)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over 1.7M end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. Following the merger with NetSapiens, the Company has reorganized with two operating segments, which consist of cloud telecommunications services and software solutions.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., Crexendo International, Inc., Centric Telecom, Inc., NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The Company’s consolidated financial statements include the results of operations of NetSapiens, LLC. from the date of acquisition. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Foreign Currency Translation - The functional currency of our international subsidiaries is the local currency. We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three and six months ended June 30, 2021 and 2020, we recorded foreign currency translation gains/(losses) of $1,000, and $0, respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $6,928,000 and $17,175,000, respectively.

Restricted Cash – We classified $0 and $100,000 as restricted cash as of June 30, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, our restricted cash requirement was waived and we released $100,000 into cash and cash equivalents. Cash was restricted for compensating balance requirements on purchasing card agreements. As of June 30, 2021 and December 31, 2020, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $0 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$7,876	$4,989
Restricted cash	-	100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$7,876	$5,089

Trade Receivables – Trade receivables from our cloud telecommunications services and software solutions segments are recorded at invoiced amounts.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,019,000 and $970,000 at June 30, 2021 and December 31, 2020, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2021 and 2020, the Company amortized $121,000 and $134,000, respectively, and there was no impairment loss in relation to the costs capitalized. During the six months ended June 30, 2021 and 2020, the Company amortized $243,000 and $245,000 respectively, and there was no impairment loss in relation to the costs capitalized.

Inventory – Finished goods telecommunications equipment inventory is stated at the lower of cost or net realizable value (first-in, first-out method). In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or net realizable value. If net realizable value is less than cost, the write-down is recognized as a loss in earnings in the period in which the excess occur

Property and Equipment – Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to thirty-nine years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Land is not depreciable. Depreciable lives by asset group are as follows:

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

Intangible Assets – Our intangible assets consist of customer relationships and developed technologies. The intangible assets are amortized following the patterns in which the economic benefits are consumed. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

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

Service, Software Solutions and Product Revenue Recognition – Revenue is recognized upon transfer of control of promised services, software solutions or products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 2.

Cost of Service Revenue – Cost of service revenue includes cloud telecommunications services. Cloud telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and broadband Internet providers, costs of other third-party services we resell, personnel and travel expenses related to system implementation, and customer service.

Cost of Software Solutions Revenue – Cost of software solutions revenue consists primarily of royalties and other fees paid to third parties whose technology or products are sold as part of the Company’s products, direct costs to manufacture and distribute products, direct costs to provide product support and professional support services, direct costs associated with delivery of the Company’s software offerings, and amortization expense related to developed technology intangible assets.

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

Research and Development – Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Crexendo Business Solutions, Inc., Crexendo International, Inc., and Centric Telecom, Inc. We generate over 99% of our total revenue from customers within North America (United States and Canada) and less than 1% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2021 and 2020. No customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2021 and one cloud telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2020.

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

2. Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 15.

Cloud Telecommunications Services Segment

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

Fees, Commissions, and Other, Recognized over Time – Includes contracted and non-contracted items such as:

•	Contracted activation and flash fees – The Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method.
•	Non-contracted carrier cost recovery fee – This fee recovers the various costs and expenses that the Company incurs in connection with complying with legal, regulatory, and other requirements, including without limitation federal, state, and local reporting and filing requirements. This fee is assessed as a set percentage of our monthly billing and is recognized monthly.
•	Non-contracted administrative fees – Administrative fees are recognized as revenue on a monthly basis.

One-Time Fees, Commissions, and Other – Includes contracted and non-contracted items such as:

•	Contracted professional service revenue – Professional service revenue includes professional installation services, custom integration, and other professional services. The Company typically bills and collects professional service revenue upon entering into a contract with a customer. Professional service revenue is recognized as revenue when the performance obligations are completed.
•	Non-contracted cancellation fees – These cancellation fees relate to remaining contractual term buyout payments in connection with early cancellation and are billed and recognized as revenue upon receipt.
•	Other non-contracted fees – These fees include disconnect fees, shipping fees, restocking fees, and porting fees. Other non-contracted fees are recognized as revenue upon receipt of payment.

Software Solutions Segment

The Software Solutions segment derives revenues from three primary sources: software licenses, software maintenance support and professional services. Software and services may be sold separately or in bundled packages. Generally, contracts with customers contain multiple performance obligations, consisting of software and services. For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the software licenses and professional services. For items that are not sold separately (e.g. additional features) the Company estimates stand-alone selling prices using the adjusted market assessment approach. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

Software Licenses - The Company's software licenses typically provide a perpetual right to use the Company's software. The Company also sells term-based software licenses that expire and Software-as-a-Service ("SaaS") based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software is delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue could be recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. However, historical experience shows that customers regularly renegotiate the number of licenses during the installation process. Therefore, the Company recognizes revenue from software licenses when the setup is complete. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

•	SNAPsolution® - a comprehensive, IP-based platform that provides a broad suite of UC services including hosted Private Branch Exchange (PBX), auto-attendant, call center, conferencing, and mobility. The platform includes a broad range of feature-sets, custom-built to provide unprecedented levels of flexibility, making the solution competitive with the market’s leading players. SNAPsolution includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, as opposed to pricing each feature individually. The Company licenses its platform based on concurrent sessions, not per seat/per feature. This allows service providers to oversubscribe their networks, driving down the cost per seat as volume increases. As the service provider increases their customer base, they only have to ensure they have sufficient concurrent call licenses to support users across the network. The Company recognizes one-time upfront software license revenue when the software setup is complete.
•	SNAPaccel – a Software-as-a-Service ("SaaS") based software license referred to as subscription arrangements. The Company recognizes revenue as subscriptions are provided in service revenue on a monthly basis.

Subscription Maintenance and Support - Subscription maintenance and support revenue includes revenue from maintenance service contracts, customer support, and other supportive services. The Company offers warranties on its products. The warranty period for the Company’s licensed software is generally 90 days. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

Professional Services and Other - The Company's professional services include consulting, technical support, resident engineer services, design services and installation services. Revenue from professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended June 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$440	$-	$440
Equipment financing revenue	67	-	67
Telecommunications services	3,685	-	3,685
Fees, commissions, and other, recognized over time	428	-	428
One time fees, commissions and other	147	-	147
Software licenses	-	737	737
Subscription maintenance and support	-	238	238
Professional services and other	-	37	37
	$4,767	$1,012	$5,779
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$536	$716	$1,252
Products, services, and fees transferred over time	4,231	296	4,527
	$4,767	$1,012	$5,779

Three Months Ended June 30, 2020	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$449	$-	$449
Equipment financing revenue	51	-	51
Telecommunications services	3,114	-	3,114
Fees, commissions, and other, recognized over time	386	-	386
One time fees, commissions and other	54	-	54
	$4,054	$-	$4,054
Timing of revenue recognition
Products and fees recognized at a point in time	$503	$-	$503
Services and fees transferred over time	3,551	-	3,551
	$4,054	$-	$4,054

Six Months Ended June 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$808	$-	$808
Equipment financing revenue	135	-	135
Telecommunications services	7,277	-	7,277
Fees, commissions, and other, recognized over time	833	-	833
One time fees, commissions and other	221	-	221
Software licenses	-	737	737
Subscription maintenance and support	-	238	238
Professional services and other	-	37	37
	$9,274	$1,012	$10,286
Timing of revenue recognition
Products and fees recognized at a point in time	$877	$716	$1,593
Services and fees transferred over time	8,397	296	8,693
	$9,274	$1,012	$10,286

Six Months Ended June 30, 2020	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$828	$-	$828
Equipment financing revenue	96	-	96
Telecommunications services	6,139	-	6,139
Fees, commissions, and other, recognized over time	775	-	775
One time fees, commissions and other	83	-	83
	$7,921	$-	$7,921
Timing of revenue recognition
Products and fees recognized at a point in time	$911	$-	$911
Services and fees transferred over time	7,010	-	7,010
	$7,921	$-	$7,921

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	June 30,	December 31,
(In thousands)	2021	2020
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$1,451	$538
Contract assets	199	159
Contract liabilities	3,209	1,228

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended		For the Year Ended
(In thousands)	June 30, 2021		December 31, 2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	(964)	$-	$(976)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,945	-	990
Transferred to receivables from contract assets recognized at the beginning of the period	(33)	-	(21)	-
Increase due to additional unamortized discounts	73	-	158	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2021	2022	2023	2024	2025	2026	Total
Desktop devices	$304	-	-	-	-	-	$304
Telecommunications service	$6,018	8,905	6,234	4,020	1,571	176	$26,924
All consideration from contracts with customers is included in the amounts presented above

The table above excludes backlog from the software solutions segment acquired in the NetSapiens acquisition, as additional time is required to compile the data.

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended June 30, 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss) (in thousands) (A)	$(1,003)	$508	$(1,718)	$648

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	19,443,777	15,023,929	18,818,085	14,964,138
Dilutive effect of stock-based awards	-	1,647,919	-	1,521,616
Diluted weighted-average outstanding shares of common stock (C)	19,443,777	16,671,848	18,818,085	16,485,754

Earnings per common share:
Basic (A/B)	$(0.05)	$0.03	$(0.09)	$0.04
Diluted (A/C)	$(0.05)	$0.03	$(0.09)	$0.04

For the three and six months ended June 30, 2021 and 2020, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	1,063,004	330,897	781,347	295,440

4. Acquisitions

NetSapiens, Inc. Merger Agreement

On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over 1.7M users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million. Acquisition costs are included in general and administrative expenses and totaled $377,000 for the three months ended June 30, 2021 and $1,011,000 for the six months ended June 30, 2021.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. The Company’s unaudited condensed consolidated financial statements include the results of operations of NetSapiens from the date of acquisition. The historical results of operations of NetSapiens were not significant to the Company’s unaudited condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to NetSapiens’s net tangible assets and intangible assets based on their estimated fair value on the acquisition date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. The preliminary purchase price allocation is subject to revision as a more detailed analysis is completed by a third party valuation specialist and additional information on the fair values of NetSapiens’s assets and liabilities becomes available. Any change in the fair value of the net assets of NetSapiens will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The preliminary areas of the purchase price allocation that are not yet finalized relate to the identification and valuation of intangible assets by an independent third party valuation firm and the determination of fair values of certain assets and liabilities; trade receivable, right-of-use assets and associated liabilities, deferred tax assets, and contract costs. We anticipate finalizing our purchase price allocation during 2021. The following table presents the preliminary allocation of the assets acquired and liabilities assumed as of June 1, 2021 (in thousands):

Total purchase price	$49,062
Cash	1,658
Trade receivables	846
Prepaid expenses	57
Other current assets	319
Property and equipment, net	62
Right-of-use assets	551
Deferred tax assets	2,829
Other long-term assets	84
Intangible assets- existing technology	5,047
Intangible assets- customer relationships	16,473
Total identifiable assets	27,926

Accounts payable	(438)
Accrued expenses	(2,412)
Finance leases	(17)
Contract liabilities	(1,475)
Operating lease liabilities	(379)
Contract liabilities, net of current portion	(629)
Finance leases, net of current portion	(29)
Operating lease liabilities, net of current portion	(219)
Total liabilities assumed	(5,598)
Total goodwill	$26,734

A preliminary estimate of $5.0 million has been allocated to existing technology, an intangible asset with an estimated useful life of approximately 6 years. A preliminary estimate of $16.5 million has been allocated to customer relationships with an estimated life of approximately 9 years. The estimated fair values of existing technology and customer relationships was established based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The existing technology and customer relationships were valued using the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the existing technology and customer relationships acquired are as follows: weighted average cost of capital of 17.4%, tax rate of 22.5%, and estimated economic life of 6 and 9 years, respectively.

A preliminary estimate of $26.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for NetSapiens is subject to revision as more detailed analysis is completed and additional information on the fair values of NetSapiens’ assets and liabilities becomes available. Any changes in the fair value of the net assets of NetSapiens will change the amount of the purchase price allocable to goodwill. The final purchase accounting allocation may therefore differ materially from the pro forma adjustments presented herein. The final allocation may include (1) changes in fair values of property and equipment (2) changes in allocations to intangible assets such as technology, customer relationships, and deferred revenue as well as goodwill and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents our condensed consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Six Months Ended June 30, (Unaudited)
(In thousands)	2021	2020
Revenues	$15,314	$13,625
Net income/(loss)	(12,686)	702
Earnings per share	$(0.65)	$0.04

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated NetSapiens, Inc. as of January 1, 2020.

Centric Telecom, Inc. Business Acquisition

On January 14, 2021,the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. The fair value of the common stock issued as consideration was determined based on the closing market price of the Company’s common stock on the date of the acquisition of $7.42. The aggregate purchase price is subject to customary upward or downward adjustments for Centric Telecom’s net working capital. Acquisition costs are included in general and administrative expenses and totaled $0 for the three months ended June 30, 2021 and $50,000 for the six months ended June 30, 2021.

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

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2021	2020
Gross trade receivables	$1,509	$559
Less: allowance for doubtful accounts	(58)	(21)
Trade receivables, net	$1,451	$538

Current trade receivables, net	$1,406	$538
Long-term trade receivables, net	45	-
Trade receivables, net	$1,451	$538

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid corporate insurance	$217	$53
Prepaid software services and support	319	20
Prepaid employee insurance premiums	75	71
Prepaid inventory deposit	135	-
Prepaid Nasdaq listing fee	29	-
Other prepaid expenses	59	46
Total prepaid expenses	$834	$190

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,910	1,436
Computer software	547	526
Internal-use software	14	14
Vehicles	95	-
Leasehold improvements	25	-
Less: accumulated depreciation	(2,019)	(1,742)
Total property and equipment, net	$3,072	$2,734

Depreciation and amortization expense is included in general and administrative expenses and totaled $51,000 and $21,000 for the three months ended June 30, 2021 and 2020, respectively and totaled $94,000 and $94,000 for the six months ended June 23, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,883	$(1,097)	$18,786	$1,171	$(919)	$252
Developed technologies	5,047	(90)	4,957	-	-	-
Total acquired intangible assets	$24,930	$(1,187)	$23,743	$1,171	$(919)	$252

As of June 30, 2021, the weighted average remaining useful life for customer relationships was 8.7 years and developed technologies was 5.9 years.

Amortization expense for customer relationships intangible assets is included in general and administrative expenses and totaled $120,000 and $16,000 for the three months ended June 30, 2021 and 2020, respectively, and totaled $177,000 and $46,000 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $90,000 and $0 for the three and six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021, the Company acquired $21,520,000 in intangible assets in connection with the NetSapiens business acquisition. During the three months ended March 31, 2021, the Company acquired $2,238,000 in intangible assets in connection with the Centric Telecom business acquisition. During the year ended December 31, 2020, we reduced customer relationships by $121,000 due to an adjustment to the total consideration payable under the DoubleHorn customer relationships asset purchase agreement.

As of June 30, 2021, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2021 remaining	$1,012
2022	2,110
2023	2,553
2024	2,849
2025 and thereafter	15,218
Total	$23,743

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2020	272
Centric Telecom business acquisition	1,123
NetSapiens business acquisition	26,734
Balance at June 30, 2021	$28,129

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued wages, benefits and payroll taxes	$2,066	$513
Accrued accounts payable	691	505
Accrued sales and telecommunication taxes	2,576	438
Product warranty liability	30	33
Other accrued expenses	92	139
Total accrued expenses	$5,455	$1,628

The changes in aggregate product warranty liabilities for the year ended December 31, 2020 and six months ended June 30, 2021 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2020	$37
Accrual for warranties	33
Adjustments related to pre-existing warranties	(10)
Warranty settlements	(27)
Balance at December 31, 2020	33
Accrual for warranties	12
Warranty settlements	(15)
Balance at June 30, 2021	$30

Product warranty expense is included in cost of product revenue expense and totaled $8,000 and $10,000 for the three months ended June 30, 2021 and 2020, respectively, and $15,000 and $18,000 for the six months ended June 30, 2021 and 2020, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	June 30,	December 31,
	2021	2020
Notes payable	$1,908	$1,944
Less: current notes payable	(72)	(71)
Notes payable, net of current portion	$1,836	$1,873

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

As of June 30, 2021, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2021 remaining	$36
2022	74
2023	76
2024	79
2025 and thereafter	1,643
Total	$1,908

11. Fair Value Measurements

We have financial instruments as of June 30, 2021 and December 31, 2020 for which the fair value is summarized below (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$1,451	$1,451	$538	$538
Equipment financing receivables	1,098	1,098	1,192	1,192
Liabilities:
Finance lease obligations	$418	$418	$84	$84
Notes payable	1,908	1,908	1,944	1,944
Business acquisition contigent consideration	746	746	-	-

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of June 30, 2021 and December 31, 2020 (in thousands):

Fair value measurement at reporting date
Description	As of June 30, 2021	Level 1	Level 2	Level 3

Liabilities:
Business acquisition contingent consideration	$746	$-	$-	$746

Description	As of December 31, 2020	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

The recurring Level 3 measurement of our business acquisition contingent consideration liability includes the following significant unobservable inputs at June 30, 2021 (in thousands):

Contingent consideration liability	Fair Value at June 30, 2021	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$746	Discounted cash flow	Discount Rate	17.38%

			Probability of milestone payment	90%
			Projected year of payments	2021

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

During the three months ended March 31, 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. During the year ended December 31, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired in the DoubleHorn Asset Acquisition. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended June 30, 2021 and the year ended December 31, 2020 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2020	$175
Cash payments	(54)
Adjustment	(121)
Balance at December 31, 2020	$-
Additions	746
Cash payments	-
Adjustment	-
Balance at June 30, 2021	$746

12. Income Taxes

Our effective tax rate for the three months ended June 30, 2021 and 2020 was (20.6%) and 0.6%, respectively, which resulted in an income tax benefit/(provision) of $260,000 and $(3,000), respectively. Our effective tax rate for the six months ended June 30, 2021 and 2020 was (18.3%) and 0.9%, respectively, which resulted in an income tax benefit/(provision) of $384,000 and $(6,000), respectively.

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

We previously leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. Amortization of the ROU assets and operating lease liabilities for the three months ended June 30, 2021 and 2020 was $0 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was $0 and $50,000, respectively. Rental expense incurred on operating leases for the three months ended June 30, 2021 and 2020 was approximately $0 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $0 and $25,000, respectively.

We currently lease office space in McLean, Virginia under a non-cancelable operating lease agreement that expires in 2021. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 31, 2021 and 2020 was approximately $20,000 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was $37,000 and $0, respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2021 and 2020 was approximately $30,000 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $30,000, and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2023 and the interest rates range from 3.00% to 15.09%. The expense is included in cost of product expenses and totaled approximately $17,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020 was $28,000 and $0, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2022. Rental expense for the three months ended June 30, 2021 and 2020 was approximately $6,000 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $6,000 and $0, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2025. The Company also leases three vehicles under financing agreements. One vehicle lease extends through 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $418,000 and $84,000 as of June 30, 2021 and December 31, 2020, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $497,000 and $129,000 as of June 30, 2021 and December 31, 2020, respectively. Related accumulated depreciation totaled $142,000 and $54,000 as of June 30, 2021 and 2020, respectively. The $39,000 in support contracts were classified as a prepaid expense and is being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $0 and $2,000 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $4,000 for the six months ended June 30, 2021 and 2020, respectively. The interest rates on the finance lease obligations range from 1.37% and 6.7% and interest expense was $2,000 and $2,000 for the three months ended June 30, 2021 and 2020, respectively and $4,000 and $4,000 for the six months ended June 30, 2021 and 2020, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2021 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021 remaining	$243	$88
2022	409	137
2023	4	114
2024	-	77
2025	-	18
Total minimum lease payments	656	434
Less: amount representing interest	(3)	(16)
Present value of minimum lease payments	$653	$418

Lease term and discount rate	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	1.4
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.5%
Finance leases	2.2%

Three Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75
Operating cash flows from finance leases	4
Financing cash flows from finance leases	25

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $52,000 and $0 for the three months ended June 31, 2021 and 2020, respectively, and $95,000 and $0 for the six months ended June 31, 2021 and 2020, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Gross financing receivables	$1,606	$1,774
Less: unearned income	(508)	(582)
Financing receivables, net	1,098	1,192
Less: current portion of finance receivables, net	(316)	(286)
Finance receivables due after one year	$782	$906

Future minimum lease payments as of June 30, 2021, consisted of the following:

Year ending December 31,	Lease Receivables
2021 remaining	$287
2022	527
2023	421
2024	259
2025 and thereafter	112
Gross equipment financing receivables	1,606
Less: unearned income	(508)
Equipment financing receivables, net	$1,098

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2021, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

15. Segment Reporting

Our chief operating decision maker (who is our Chief Executive Officer) reviews our financial information presented on an operating segment basis for purposes of allocating resources and evaluating our financial performance. Following the merger with NetSapiens, Inc., the Company reorganized into two operating segments, a software solutions operating segment and a cloud telecommunications services operating segment. The cloud telecommunications services segment generates revenue from selling cloud telecommunication services, products, and other internet services. The software solutions segment generates revenue from selling perpetual software licenses and software subscriptions, subscription maintenance and support, and professional services. The Company has two reportable operating segments, which consist of cloud telecommunications services and software solutions. Segment revenue, income/(loss) from operations, other income/(expense) and income/(loss) before income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Cloud telecommunications services	$4,767	$4,054	$9,274	$7,921
Software solutions	1,012	-	1,012	-
Consolidated revenue	5,779	4,054	10,286	7,921

Income/(loss) from operations:
Cloud telecommunications services	(929)	531	(1,751)	712
Software solutions	(315)	-	(315)	-
Total operating income/(loss)	(1,244)	531	(2,066)	712
Other income/(expense), net:
Cloud telecommunications services	(19)	(20)	(36)	(58)
Software solutions	-	-	-	(-)
Total other income/(expense), net	(19)	(20)	(36)	(58)
Income/(loss) before income tax provision:
Cloud telecommunications services	(948)	511	(1,787)	654
Software solutions	(315)	-	(315)	-
Income/(loss) before income tax provision	$(1,263)	$511	$(2,102)	$654

Depreciation and amortization was $49,000 and $36,000 for the cloud telecommunications services segment for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization was $93,000 and $135,000 for the cloud telecommunications segment for the six months ended June 30, 2021 and 2020, respectively. Depreciation and amortization was $2,000 and $0 for the software solutions segment for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization was $2,000 and $0 for the software solutions segment for the six months ended June 30, 2021 and 2020, respectively.

Interest income was $1,000 and $1,000 for the cloud telecommunications services segment for the three months ended June 30, 2021 and 2020, respectively. Interest income was $1,000 and $2,000 for the cloud telecommunications segment for the six months ended June 30 2021 and 2020, respectively. Interest income was $0 for the software solutions segment for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020.

Interest expense was $21,000 and $22,000 for the cloud telecommunications services segment for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $40,000 and $31,000 for the cloud telecommunications services segment for the six months ended June 30, 2021 and 2020, respectively. Interest expense was $0 for the software solutions segment for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2021 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo is an award-winning premier provider of cloud communications, UCaaS (Unified Communications as a Service), call center, collaboration services, and other cloud business services that are designed to provide enterprise-class cloud services to any size business at affordable monthly rates. Through our NetSapiens subsidiary we provide a comprehensive suite of unified communications (UC), video conferencing, Collaboration & contact center solutions to over 190+ service providers , servicing over 1.7M users around the globe. Our platform enables our service provider partners to custom-package with unprecedented levels of flexibility, profitability, and ease of use. The Company has two operating segments, which consist of cloud telecommunications services and software solutions.

Cloud Telecommunications Services – Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device.

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

Software Solutions – Our software solutions segment derives revenues from three primary sources: software licenses, software maintenance support and professional services. Software and services may be sold separately or in bundled packages. Generally, contracts with customers contain multiple performance obligations, consisting of software and services. For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration is allocated between separate products and services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the software licenses and professional services. For items that are not sold separately (e.g. additional features) the Company estimates stand-alone selling prices using the adjusted market assessment approach. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

We generate software license revenue from the sale of perpetual software licenses, term-based software licenses that expire, and Software-as-a-Service ("SaaS") based software which are referred to as subscription arrangements. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

We generate subscription and maintenance support revenue from customer support and other supportive services. The Company offers warranties on its products. The warranty period for our licensed software is generally 90 days. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

We generate professional services and other revenue from consulting, technical support, resident engineer services, design services and installation services. Revenue for professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Our software solutions revenue was $1,012,000 for the three months ended June 30, 2021 and $0 for the three months ended June 30, 2020. Our software solutions revenue was $1,012,000 for the six months ended June 30, 2021 and $0 for the six months ended June 30, 2020.

OUR SERVICES AND PRODUCTS

Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over 1.7M end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

Cloud Telecommunications Services – Our cloud telecommunications service offering includes hardware, software, and unified ng IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and communication solutions for businesses using user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

•	Call Center Features such as Automated Call Distribution (ACD), Call Monitor, Whisper and Barge, Automatic Call Recording, One way call recording, Analytics
•	Advanced Unified Communication Features such as Find-Me-Follow-Me, Sequential Ring and Simultaneous Ring, Voicemail transcription
•	Mobile Features such as extension dialing, transfer and conference and seamless hand-off from WiFi to/from 3G and 4G, LTE, as well as other data services. These features are also available on CrexMo, an intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets
•	Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Devices
•	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users
•	Advanced Faxing solution such as Cloud Fax (cFax) allowing customers to send and receive Faxes from their Email Clients, Mobile Phones and Desktops without having to use a Fax Machine simply by attaching a file
•	Web based online portal to administer, manage and provision the system.
•	Asynchronous communication tools like SMS/MMS, chat and document sharing to keep in pace with emerging communication trends.

Many of these services are included in our basic offering to our customers for a monthly recurring fee and do not require a capital expense. Some of the advanced features such as Automatic Call Recording and Call Center Features require additional monthly fees. Crexendo continues to invest and develop its technology and CPaaS offerings to make them more competitive and profitable.

Software Solutions – Our software solutions offering provides a comprehensive suite of unified communications (UC), video conferencing, Collaboration & contact center solutions to over 190 service providers, servicing over 1.7M users around the globe. Our platform enables its service provider partners to customize packages with unprecedented levels of flexibility, profitability, and ease of use.

Our software solutions offering are as follows:

•

SNAPsolution® - a comprehensive, IP-based platform that provides a broad suite of UC services including hosted Private Branch Exchange (PBX), auto-attendant, call center, conferencing, and mobility. The platform includes a broad range of feature-sets, custom-built to provide unprecedented levels of flexibility, making the solution competitive with the market’s leading players. SNAPsolution includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, as opposed to pricing each feature individually. The Company licenses its platform based on concurrent sessions, not per seat/per feature. This allows service providers to oversubscribe their networks, driving down the cost per seat as volume increases. As the service provider increases their customer base, they only have to ensure they have sufficient concurrent call licenses to support users across the network.

•	SNAPaccel – a Software-as-a-Service ("SaaS") based software license referred to as subscription arrangements.

•

Subscription Maintenance and Support - The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations and customer support. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches.

•	Professional Services and Other - The Company's professional services include consulting, technical support, resident engineer services, design services and installation services.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenue	$4,327	$3,605	$8,466	$7,093
Software solutions revenue	1,012	-	1,012	-
Product revenue	440	449	808	828
Total revenue	$5,779	$4,054	$10,286	$7,921
Income/(loss) before income taxes	(1,263)	511	(2,102)	654
Income tax benefit/(provision)	260	(3)	384	(6)
Net income/(loss)	(1,003)	508	(1,718)	648
Basic earnings per share	$(0.05)	$0.03	$(0.09)	$0.04
Diluted earnings per share	$(0.05)	$0.03	$(0.09)	$0.04

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Total revenue	$5,779	$4,054	$1,725	43%

The increase in total revenue is due to an increase in service revenue of $722,000 and an increase in software solutions revenue of $1,012,000, offset by a decrease in product revenue of $9,000.

Income/(Loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Income/(loss) before income taxes	$(1,263)	$511	$(1,774)	-347%

The decrease in income/(loss) before income tax is primarily due to an increase in operating expenses of $3,500,000, offset by an increase in revenue of $1,725,000 and a decrease in interest expense and other expense of $1,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and acquisition related expenses. During the three months ended June 30, 2021 the Company recognized $377,000 in one-time acquisition related expenses associated with the NetSapiens business acquisitions.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Income tax benefit/(provision)	$260	$(3)	$263	-8767%

We had an income tax benefit of $260,000 for the three months ended June 30, 2021 compared to an income tax provision of $3,000 for the three months ended June 30, 2020. We had pre-tax income/(loss) for the three months ended June 30, 2021 and 2020 of $(1,263,000) and $511,000, respectively.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Total revenue	$10,286	$7,921	$2,365	30%

The increase in total revenue is due to an increase in service revenue of $1,373,000 and an increase in software solutions revenue of $1,012,000, offset by a decrease in product revenue of $20,000.

Income/(Loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Income/(loss) before income taxes	$(2,102)	$654	$(2,756)	-421%

The decrease in income before income tax is primarily due to an increase in operating expenses of $5,143,000, offset by an increase in revenue of $2,365,000 and a decrease in interest expense and other expense of $22,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and acquisition related expenses. During the six months ended June 30, 2021 the Company recognized $1,061,000 in one-time acquisition related expenses associated with the NetSapiens and Centric Telecom business acquisitions.

Income Tax Provision

The following table reflects our income tax benefit/(provision) for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Income tax benefit/(provision)	$384	$(6)	$390	-6500%

We had an income tax benefit of $384,000 for the six months ended June 30, 2021 compared to an income tax provision of $6,000 for the six months ended June 30, 2020. We had pre-tax income/(loss) for the six months ended June 30, 2021 and 2020 of $(2,102,000) and $654,000, respectively.

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

In our August 10, 2021 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. GAAP net income/(loss)	$(1,003)	$508	$(1,718)	$648
Share-based compensation	453	136	735	241
Acquisition related expenses	377	-	1,061	-
Amortization of intangible assets	210	16	267	46
Non-GAAP net income	$37	$660	$345	$935

Non-GAAP earnings per common share:
Basic	$0.00	$0.04	$0.02	$0.06
Diluted	$0.00	$0.04	$0.02	$0.06

Weighted-average common shares outstanding:
Basic	19,443,777	15,023,929	18,818,085	14,964,138
Diluted	21,646,930	16,671,848	20,577,660	16,485,754

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. GAAP net income/(loss)	$(1,003)	$508	$(1,718)	$648
Depreciation and amortization	261	37	362	140
Interest expense	21	22	40	31
Interest and other expense/(income)	(2)	(2)	(4)	27
Income tax provision/(benefit)	(260)	3	(384)	6
EBITDA	(983)	568	(1,704)	852
Acquisition related expenses	377	-	1,061	-
Share-based compensation	453	136	735	241
Adjusted EBITDA	$(153)	$704	$92	$1,093

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

Segment Operating Results

The Company has two operating segments, which consist of cloud telecommunications services and software solutions. The information below is organized in accordance with our two reportable segments. Segment operating income is equal to segment net revenue less segment cost of service revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2021	2020	2021	2020
Service revenue	$4,327	$3,605	$8,466	$7,093
Product revenue	440	449	808	828
Total revenue	$4,767	$4,054	$9,274	$7,921
Operating expenses:
Cost of service revenue	$1,347	$908	$2,606	$1,878
Cost of product revenue	286	263	511	483
Research and development	388	244	738	514
Selling and marketing	1,464	1,062	2,705	2,100
General and administrative	2,211	1,046	4,465	2,234
Total operating expenses	5,696	3,523	11,025	7,209
Operating income/(loss)	(929)	531	(1,751)	712
Other income/(expense)	(19)	(20)	(36)	(58)
Income before tax benefit/(provision)	$(948)	$511	$(1,787)	$654

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Service revenue	$4,327	$3,605	$722	20%

The increase in service revenue is due to an increase in telecommunications services of $571,000, an increase in one time fees, commissions and other of $93,000, an increase in fees, commissions, and other, recognized over time of $42,000, and an increase in sales-type lease interest of $16,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Product revenue	$440	$449	$(9)	-2%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2021 and 2020. Backlog decreased less than 1%, or $122,000 to $27,227,000 as of June 30, 2021 as compared to $27,349,000 as of June 30, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2021 and 2020, and June 30, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2021	$27,766
Cloud Telecommunications backlog as of June 30, 2021	$27,227

Cloud Telecommunications backlog as of April 1, 2020	$26,583
Cloud Telecommunications backlog as of June 30, 2020	$27,349

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of service revenue	$1,347	$908	$439	48%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $260,000 as a result of an increase in customer support and implementation specialist headcount directly related to the increase in service revenue, an increase in bandwidth costs of $106,000 directly related to the increase in service revenue, $29,000 in setup and consultant costs in implementing our new Crexendo VIP platform, an increase in professional consulting services of $19,000, an increase in credit card processing fees of $17,000, and increase in other cost of service revenue of $8,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of product revenue	$286	$263	$23	9%

The increase is primarily due to an increase in device costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Research and development	$388	$244	$144	59%

There was an increase in salaries, wages and benefits of $127,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased costs for maintenance on our mobile applications and other development costs of $17,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$1,464	$1,062	$402	38%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $216,000 related to an increase in headcount of sales reps and the addition of our chief revenue officer, an increase in commission expense of $91,000 directly related to the increase in revenue, an increase in travel related costs of $19,000, an increase in marketing consulting costs of $19,000, $15,000 in marketing related expenses for the rollout of our new Crexendo VIP platform, $8,000 in costs related to our new online quoting tool, and a $34,000 increase in other sales and marketing expenses.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$2,211	$1,046	$1,165	111%

The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages and benefits of $489,000 as a result of an increase in headcount, increase in stock compensation, and company-wide salary increases. We incurred $369,000 in acquisition related legal, accounting, and other professional services in connection with the NetSapiens acquisition. We invested $104,000 in costs related to maintaining and improving our data center, which includes outside consulting fees, new hardware and software licenses along with the associated depreciation, costs related to our disaster recovery failover solution, and other costs. There was an increase of $47,000 in amortization expense directly related to the Centric Telecom business acquisition. We incurred $34,000 in costs related to implementing a new billing platform. There was an increase in telecommunications fees of $22,000, an increase in corporate insurance costs of $22,000, an increase in rent expense of $20,000, an increase in stock exchange listing fees of $10,000, and an increase in other general and administrative expense of $48,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Other expense	$(19)	$(20)	$1	-5%

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Service revenue	$8,466	$7,093	$1,373	19%

The increase in service revenue is due to an increase in telecommunications service revenue of $1,138,000, an increase in one time fees, commissions and other of $138,000, an increase in fees, commissions, and other, recognized over time of $58,000, and an increase in sales-type lease interest of $39,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Product revenue	$808	$828	$(20)	-2%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2021 and 2020. Backlog decreased less than 1%, or $122,000 to $27,227,000 as of June 30, 2021 as compared to $27,349,000 as of June 30, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2021 and 2020, and June 30, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of June 30, 2021	$27,227

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of June 30, 2020	$27,349

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of service revenue	$2,606	$1,878	$728	39%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $451,000 as a result of an increase in customer support and implementation specialist headcount directly related to the increase in service revenue, an increase in bandwidth costs of $184,000 directly related to the increase in service revenue, $29,000 in setup and implementation costs for our new Crexendo VIP platform, an increase in professional consulting services of $45,000, and increase in other cost of service revenue of $19,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of product revenue	$511	$483	$28	6%

The increase is primarily due to an increase in device costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Research and development	$738	$514	$224	44%

There was an increase in salaries, wages and benefits of $186,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased costs for maintenance on our mobile applications and other development costs of $34,000 and incurred an increase in other research and development costs of $4,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$2,705	$2,100	$605	29%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $408,000 related to an increase in headcount of sales team and the addition of our chief revenue officer, an increase in commission expense of $159,000 directly related to the increase in revenue, we incurred $15,000 in marketing related expenses for the rollout of our new Crexendo VIP platform, we incurred $8,000 for the implementation of our new online quoting tool, and a $15,000 increase in other sales and marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$4,465	$2,234	$2,231	100%

The increase in general and administrative expenses is due to an increase in administrative salaries, wages and benefits of $773,000 as a result of an increase in headcount, increase in stock compensation, and company-wide salary increases. We incurred $1,053,000 in acquisition related legal, accounting, and other professional services in connection with the NetSapiens acquisition. We invested $176,000 in costs related to maintaining and improving our data center, which includes outside consulting fees, new hardware and software licenses along with the associated depreciation, costs related to our disaster recovery failover solution, and other costs. There was an increase of $73,000 in amortization expense directly related to the Centric Telecom business acquisition. We incurred $34,000 in costs related to implementing a new billing platform. There was an increase in telecommunications fees of $35,000, an increase in corporate insurance costs of $26,000, an increase in rent expense of $13,000, an increase in stock exchange listing fees of $20,000, and an increase in other general and administrative expense of $28,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Other expense	$(36)	$(58)	$22	-38%

The decrease in other expense is due to a decrease in net foreign exchange loss of $31,000 offset by an increase in interest expense of $9,000 for interest paid on finance agreements.

Operating Results of Software Solutions segment (in thousands):

In connection with the merger with NetSapiens, Inc., on June 1, 2021, the following Software Solutions operating segment was created. The operating results for the Software Solutions segment are included in our consolidated results of operations from the acquisition date of June 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2021	2020	2021	2020
Software solutions revenue	$1,012	$-	$1,012	$-
Operating expenses:
Cost of software solutions revenue	526	-	526	-
Research and development	-	-	-	-
Selling and marketing	331	-	331	-
General and administrative	470	-	470	-
Total operating expenses	1,327	-	1,327	-
Operating loss	(315)	-	(315)	-
Other income/(expense)	-	-	-	-
Loss before tax benefit/(provision)	$(315)	$-	$(315)	$-

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fix, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Software solutions revenue	$1,012	$-	$1,012	-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of software solutions revenue	$526	$-	$526	-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$331	$-	$331	-

Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$470	$-	$470	-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fix, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Software solutions revenue	$1,012	$-	$1,012	-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of software solutions revenue	$526	$-	$526	-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$331	$-	$331	-

Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$470	$-	$470	-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $7,876,000 and $17,579,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

On June 1, 2021, the Company closed the Merger with NetSapiens, Inc. The transaction was valued at approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$(224)	$91	$(315)	-346%

The net cash used for operations was primarily driven by our net loss for the six months ended June 30, 2021 of $1,718,000, of which $1,061,000 is associated with acquisition related expenses for the Centric Telecom and NetSapiens business acquisitions and an increase in prepaid expenses. The net loss was offset by a $1,359,000 increase in accounts payable and accrued liabilities balances from December 31, 2020.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(10,546)	$(704)	$(9,842)	1398%

During the six months ended June 30, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over 1.7M users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

For the six months ended June 30, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for the cash portion of the purchase of the Company’s corporate office building of $500,000. The remaining $2,000,000 of the purchase price was financed through a note payable with a bank. The Company also paid $176,000 under the DoubleHorn customer relationships asset purchase agreement during the six months ended June 30, 2020.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration proceeds from finance leases and notes payable, and repayments made on finance leases and notes payable. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash provided by financing activities	$966	$1,422	$(456)	-32%

Net cash provided by financing activities in the six months ended June 30, 2021, primarily relates to cash proceeds from the exercise of stock options of $1,177,000 offset by the payments of employee tax withholdings related to the net settlement of stock options of $155,000. Net cash provided by financing activities in the six months ended June 30, 2020, primarily relates to $1,001,000 of cash received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The loan was forgiven in December 2020. We also received cash from the exercise of stock options of $498,000.

Contractual Obligations and Commitments

Except as set forth in Notes 4, 10, and 13 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

As of, June 30, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

For all periods presented, our sales and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar.

For the periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk may become more significant.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no guarantee that Crexendo and NetSapiens will fully integrate operations or that the merger will be accretive. Failure to properly manage the merger could impact our stock price and our future business and financial results.

The success of the Merger will depend, in part, on our ability to successfully integrate NetSapiens’ business and operations and fully realize the anticipated benefits and synergies from combining the businesses of Crexendo and NetSapiens. However, to realize these anticipated benefits and synergies, the businesses of Crexendo and NetSapiens must be successfully combined. If we are not able to achieve these objectives following the Merger, the anticipated benefits and synergies of the Merger may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

Crexendo and NetSapiens are in the process of combining operations and attempting to implement operational efficiencies, however for the time being the operations are not fully integrated and many facets of the businesses are still being run independently. It is possible that the ongoing integration process could result in the loss of key employees, loss of key customers, decreases in revenues, increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the Merger and have an adverse effect on our operating results. Integration efforts between the two companies could also divert management’s attention and resources, which could also adversely affect our operating results.

We are planning to migrate most of Crexendo’s customers to the NetSapiens Communication Platform, the failure to do that efficiently and properly may impact our business revenue and stock price.

We are in the process of moving certain Crexendo customers to the NetSapiens communication platform while retaining the Crexendo Ride the Cloud® system. There can be significant cost savings associated with consolidating all customers on one communication platform while maintaining the Crexendo system for redundancies. The failure to properly migrate customers could cause customer service issues which could cause cancellations and loss of revenue. There may be expenses and other difficulties involved in migrating customers which may cause substantial short-term expenses prior to realizing the anticipated cost savings from primarily operating one system. We may be unable to realize efficiencies of primarily maintaining one communication platform.

We have incurred and still have some continuing transaction costs in connection with the Merger. There may be difficulties in combining operations and employee benefits.

We have incurred significant costs in connection with the Merger including legal, accounting, financial consulting, and related fees. Certain of these costs may continue particularly in relation to combining benefit and employee programs. There will be costs associated with combining accounting systems, legal, compliance, and employee benefits. The employee benefits provided historically to NetSapiens employees are different than the benefits provided to Crexendo employees. There may be expenses and other difficulties involved in having one set of employee benefit programs. We may incur additional costs to retain key employees. We may lose certain employees who may perceive there is a diminution in value of benefits previously received under the NetSapiens benefits compared to Crexendo benefits. We may also incur fees and costs related to these integration plans. We may be unable to realize efficiencies with the Merger that would allow us, over time, to offset the costs incurred in connection with the Merger.

Crexendo and NetSapiens may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.

While the Merger Agreement provided for covenants attempting to acknowledge NetSapiens employees’ pre-closing services to NetSapiens for benefits eligibility purposes and to provide a similar level of compensation accorded to the NetSapiens employees should they continue their employment with the post-closing business, uncertainty about the effect of the Merger on Crexendo and NetSapiens’ employees remains and may have an adverse effect on Crexendo and NetSapiens and consequently the combined business. This uncertainty may impair Crexendo and NetSapiens’ ability to attract, retain and motivate key personnel for the combined entity. NetSapiens employees may experience uncertainty about their future roles with the combined business. Additionally, NetSapiens officers and employees may own shares of NetSapiens’ common stock and/or have stock option grants and may have received both cash and Crexendo stock and Options to purchase common stock of Crexendo, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees of Crexendo or NetSapiens depart, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the Merger.

Crexendo’s and NetSapiens’ business relationships, including customer relationships, may be subject to disruption due to the Merger.

Parties with which Crexendo and NetSapiens do business with may experience uncertainty associated with the Transaction, including with respect to business relationships with Crexendo, NetSapiens or the combined business. Crexendo’s and NetSapiens’ business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Crexendo, NetSapiens or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business.

Our public stockholders have and will continue to experience dilution as a consequence of, among other transactions, the issuance of Merger Shares and options to purchase Common Stock of Crexendo as consideration for the Merger. Having a minority share position may reduce the influence that our current stockholders have on the management of the post-closing business.

As a consequence of the merger, we have issued an aggregate of 6,462,036 shares of Common Stock and options of Crexendo (including those Common Stock underlying the Exchange Options to be registered on a Form S-8), to the equity holders of NetSapiens. The issuance of Common Stock to the equityholders of NetSapiens pursuant to the Merger Agreement may dilute the equity interests of our existing stockholders and may adversely affect prevailing market prices for our Common Stock. Such dilution could, among other things, limit the ability of our existing stockholders to influence the Company’s management through the election of directors following the closing of the Transaction.

The market price of our Common Stock after the Merger may be affected by factors different from those affecting our Common Stock currently. The market price of our Common Stock may decline as a result of the Merger.

The businesses of Crexendo and NetSapiens differ and, accordingly, the results of operations and the market price of our Common Stock following the Merger and the combination of the two businesses may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of Crexendo and NetSapiens. The market price of our Common Stock may decline as a result of the Merger if, among other things, we are unable to achieve growth in earnings or, if we incur expenses in excess of what is anticipated, or we otherwise fail to achieve anticipated operational efficiencies. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by the investment community or if the effect of the Merger on our financial results is not consistent with the expectations of the investment community. There may be substantial selling of stock by shareholders who received shares of Crexendo stock in the merger after the six month lock up period has expired, there may be substantial sale of shares by employees who received Options to purchase common stock in the merger all of which may negatively affect the market price of our Common Stock.

We expect to continue to undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of a potential growth strategy, we expect to continue to attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of any acquired businesses, the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

Crexendo, Inc.

August 10, 2021	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

August 10, 2021	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

