Form 10-Q
period 2021-09-30
Crexendo, Inc.
filed 2021-11-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2021 was 21,685,214.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,701	$17,579
Restricted cash	-	100
Trade receivables, net of allowance for doubtful accounts of $40 as of September 30, 2021 and $21 as of December 31, 2020	1,280	538
Contract assets	209	159
Inventories	479	504
Equipment financing receivables	324	286
Contract costs	519	421
Prepaid expenses	650	190
Income tax receivable	11	4
Total current assets	11,173	19,781

Long-term trade receivables, net of allowance for doubtful accounts of $0 as of September 30, 2021 and $0 as of December 31, 2020	27	-
Long-term equipment financing receivables, net	837	906
Property and equipment, net	3,059	2,734
Deferred income tax assets, net	8,883	6,054
Operating lease right-of-use assets	732	1
Intangible assets, net	23,237	252
Goodwill	28,129	272
Contract costs, net of current portion	696	549
Income tax receivable, net of current portion	256	-
Other long-term assets	287	156
Total Assets	$77,316	$30,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$624	$56
Accrued expenses	4,351	1,628
Finance leases	130	29
Notes payable	73	71
Operating lease liabilities	490	1
Contigent consideration	746	-
Contract liabilities	1,831	778
Total current liabilities	8,245	2,563

Contract liabilities, net of current portion	1,053	450
Finance leases, net of current portion	237	55
Notes payable, net of current portion	1,818	1,873
Operating lease liabilities, net of current portion	269	-
Total liabilities	11,622	4,941

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 21,667,628 shares issued and outstanding as of September 30, 2021 and 17,983,177 shares issued and outstanding as of December 31, 2020	22	18
Additional paid-in capital	117,593	75,834
Accumulated deficit	(51,931)	(50,088)
Accumulated other comprehensive income	10	-
Total stockholders' equity	66,694	25,764

Total Liabilities and Stockholders' Equity	$77,316	$30,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue	$4,325	$3,654	$12,791	$10,747
Software solutions revenue	3,784	-	4,796	-
Product revenue	701	489	1,509	1,317
Total revenue	8,810	4,143	19,096	12,064

Operating expenses:
Cost of service revenue	1,210	946	3,816	2,824
Cost of software solutions revenue	1,675	-	2,201	-
Cost of product revenue	461	314	972	797
Selling and marketing	2,070	1,051	5,106	3,151
General and administrative	2,983	1,351	7,918	3,585
Research and development	358	326	1,096	840
Total operating expenses	8,757	3,988	21,109	11,197

Income/(loss) from operations	53	155	(2,013)	867

Other income/(expense):
Interest income	-	1	1	3
Interest expense	(24)	(23)	(64)	(54)
Other income/(expense), net	(17)	1	(14)	(28)
Total other income/(expense), net	(41)	(21)	(77)	(79)

Income/(loss) before income tax	12	134	(2,090)	788

Income tax benefit/(provision)	(137)	(3)	247	(9)

Net income/(loss)	$(125)	$131	$(1,843)	$779

Earnings per common share:
Basic	$(0.01)	$0.01	$(0.09)	$0.05
Diluted	$(0.01)	$0.01	$(0.09)	$0.05

Weighted-average common shares outstanding:
Basic	21,596,415	15,244,804	19,757,658	15,058,192
Diluted	21,596,415	17,249,035	19,757,658	16,793,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$(125)	$131	$(1,843)	$779
Other comprehensive income/(loss), net of tax
Foreign currency translation gain	9	-	10	-
Total other comprehensive income	9	-	10	-
Comprehensive income/(loss)	$(116)	$131	$(1,833)	$779

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended Septmber 30, 2021 and 2020

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$-	$(50,088)	$25,764
Share-based compensation	-	-	282	-	-	282
Vesting of restricted stock units	14,367	-	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	-	346
Net loss	-	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$-	$(50,803)	$26,671
Share-based compensation	-	-	453	-	-	453
Vesting of restricted stock units	13,622	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	18,520	1	30	-	-	31
Taxes paid on the net settlement of stock options	-	-	(3)	-	-	(3)
Issuance of common stock in connection with a business acquisition	3,097,309	3	39,059	-	-	39,062
Net loss	-	-	-	-	(1,003)	(1,003)
Balance, June 30, 2021	21,554,053	$22	$116,995	$1	$(51,806)	$65,212
Share-based compensation	-	-	415	-	-	415
Vesting of restricted stock units	13,772	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	9	-	9
Issuance of common stock for exercise of stock options	99,803	-	188	-	-	188
Taxes paid on the net settlement of stock options	-	-	(5)	-	-	(5)
Net income	-	-	-	-	(125)	(125)
Balance, September 30, 2021	21,667,628	$22	$117,593	$10	$(51,931)	$65,694

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$-	$(58,028)	$4,387
Share-based compensation	-	-	105	-	-	105
Vesting of restricted stock units	7,498	-	-	-	-	-
Issuance of common stock for exercise of stock options	49,200	-	84	-	-	84
Net income	-	-	-	-	140	140
Balance, March 31, 2020	14,941,453	$15	$62,589	$-	$(57,888)	$4,716
Share-based compensation	-	-	136	-	-	136
Vesting of restricted stock units	15,363	-	-	-	-	-
Issuance of common stock for exercise of stock options	143,448	-	414	-	-	414
Net income	-	-	-	-	508	508
Balance, June 30, 2020	15,100,264	$15	$63,139	$-	$(57,380)	$5,774
Share-based compensation	-	-	136	-	-	136
Vesting of restricted stock units	14,372	-	-	-	-	-
Issuance of common stock for exercise of stock options	672,255	1	1,509	-	-	1,510
Issuance of common stock in connection with an offering	1,750,000	2	8,631	-	-	8,633
Net income	-	-	-	-	131	131
Balance, September 30, 2020	17,536,891	$18	$73,415	$-	$(57,249)	$16,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,843)	$779
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	931	197
Share-based compensation	1,150	377
Non-cash operating lease amortization	(4)	-
Changes in assets and liabilities:
Trade receivables	199	(248)
Contract assets	(50)	(72)
Equipment financing receivables	31	(395)
Inventories	37	119
Contract costs	(245)	(100)
Prepaid expenses	(384)	(191)
Income tax receivable	(263)	4
Other assets	335	(46)
Accounts payable and accrued expenses	228	(25)
Income tax payable	-	5
Contract liabilities	(595)	19
Net cash provided by/(used for) operating activities	(473)	423
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(91)	(745)
Acquisitions of assets and businesses, net of cash received	(10,505)	(176)
Net cash used for investing activities	(10,596)	(921)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	-	(54)
Repayments made on finance leases	(71)	(22)
Proceeds from notes payable	-	1,001
Repayments made on notes payable	(53)	(39)
Proceeds from exercise of options	1,365	2,007
Taxes paid on the net settlement of stock options and RSUs	(160)	-
Proceeds from issuance of common stock in connection with an offering	-	8,778
Net cash provided by financing activities	1,081	11,671
Effect of exchange rate changes on cash	10	-
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,978)	11,173
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	17,679	4,280
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$7,701	$15,453
Cash used during the year for:
Income taxes, net	$(15)	$-
Interest expense	$(64)	$(54)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$346	$-
Contingent consideration related to the acquisition of Centric Telecom	$746	$-
Stock issued in connection with the merger with NetSapiens	$16,942	$-
Stock options issued in connection with the merger with NetSapiens	$22,120	$-
Property and equipment financed through finance leases	$273	$-
Prepaid assets financed through finance leases	$14	$-
Purchase of property and equipment with a note payable	$-	$2,000
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$-	$(121)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over two Million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. Following the merger with NetSapiens, the Company has reorganized with two operating segments, which consist of cloud telecommunications services and software solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three and nine months ended September 30, 2021 and 2020, we recorded foreign currency translation gains/(losses) of $1,000, and $9,000, respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $6,742,000 and $17,175,000, respectively.

Restricted Cash – We classified $0 and $100,000 as restricted cash as of September 30, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, our restricted cash requirement was waived and we released $100,000 into cash and cash equivalents. Cash was restricted for compensating balance requirements on purchasing card agreements. As of September 30, 2021 and December 31, 2020, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $0 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$7,701	$15,353
Restricted cash	-	100
Total cash, cash equivalents, and restricted cash shown in the condensed
consolidated statement of cash flows	$7,701	$15,453

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,215,000 and $970,000 at September 30, 2021 and December 31, 2020, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2021 and 2020, the Company amortized $201,000 and $123,000, respectively, and there was no impairment loss in relation to the costs capitalized. During the nine months ended September 30, 2021 and 2020, the Company amortized $444,000 and $368,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2021 and 2020. No customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2021 and one cloud telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2020.

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

Software Licenses - The Company’s software licenses typically provide a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire and Software-as-a-Service (“SaaS”) based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software is delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue could be recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. However, historical experience shows that customers regularly renegotiate the number of licenses during the installation process. Therefore, the Company recognizes revenue from software licenses when the setup is complete. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

•	SNAPsolution® - a comprehensive, IP-based platform that provides a broad suite of UC services including hosted Private Branch Exchange (PBX), auto-attendant, call center, conferencing, and mobility. The platform includes a broad range of feature-sets, custom-built to provide unprecedented levels of flexibility, making the solution competitive with the market’s leading players. SNAPsolution includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, as opposed to pricing each feature individually. The Company licenses its platform based on concurrent sessions, not per seat/per feature. This allows service providers to oversubscribe their networks, driving down the cost per seat as volume increases. As the service provider increases their customer base, they only have to ensure they have sufficient concurrent call licenses to support users across the network. The Company recognizes one-time upfront software license revenue when the software setup is complete.
•	SNAPaccel – a Software-as-a-Service (“SaaS”) based software license referred to as subscription arrangements. The Company recognizes revenue as subscriptions are provided in service revenue on a monthly basis.

Subscription Maintenance and Support - Subscription maintenance and support revenue includes revenue from maintenance service contracts, customer support, and other supportive services. The Company offers warranties on its products. The warranty period for the Company’s licensed software is generally 90 days. Certain of the Company’s warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

Professional Services and Other - The Company’s professional services include consulting, technical support, resident engineer services, design services and installation services. Revenue from professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended September 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$701	$-	$701
Equipment financing revenue	63	-	63
Telecommunications services	3,718	-	3,718
Fees, commissions, and other, recognized over time	419	-	419
One time fees, commissions and other	125	-	125
Software licenses	-	1,473	1,473
Subscription maintenance and support	-	2,213	2,213
Professional services and other	-	98	98
	$5,026	$3,784	$8,810
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$775	$1,917	$2,692
Products, services, and fees transferred over time	4,251	1,867	6,118
	$5,026	$3,784	$8,810

Three Months Ended September 30, 2020	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$489	$-	$489
Equipment financing revenue	59	-	59
Telecommunications services	3,182	-	3,182
Fees, commissions, and other, recognized over time	373	-	373
One time fees, commissions and other	40	-	40
	$4,143	$-	$4,143
Timing of revenue recognition
Products and fees recognized at a point in time	$529	$-	$529
Services and fees transferred over time	3,614	-	3,614
	$4,143	$-	$4,143

Nine Months Ended September 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,509	$-	$1,509
Equipment financing revenue	198	-	198
Telecommunications services	10,995	-	10,995
Fees, commissions, and other, recognized over time	1,252	-	1,252
One time fees, commissions and other	346	-	346
Software licenses	-	2,210	2,210
Subscription maintenance and support	-	2,451	2,451
Professional services and other	-	135	135
	$14,300	$4,796	$19,096
Timing of revenue recognition
Products and fees recognized at a point in time	$1,804	$2,633	$4,437
Services and fees transferred over time	12,496	2,163	14,659
	$14,300	$4,796	$19,096

Nine Months Ended September 30, 2020	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,317	$-	$1,317
Equipment financing revenue	156	-	156
Telecommunications services	9,321	-	9,321
Fees, commissions, and other, recognized over time	1,147	-	1,147
One time fees, commissions and other	123	-	123
	$12,064	$-	$12,064
Timing of revenue recognition
Products and fees recognized at a point in time	$1,440	$-	$1,440
Services and fees transferred over time	10,624	-	10,624
	$12,064	$-	$12,064

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	September 30,	December 31,
(In thousands)	2021	2020
Receivables, which are included in trade receivables, net of allowance
for doubtful accounts	$1,307	$538
Contract assets	209	159
Contract liabilities	2,884	1,228

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2021		December 31, 2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(986)	$-	$(976)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,642	-	990
Transferred to receivables from contract assets recognized at the beginning of the period	(47)	-	(21)	-
Increase due to additional unamortized discounts	97	-	158	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2021	2022	2023	2024	2025	2026	Total
Desktop devices	$242	-	-	-	-	-	$242
Telecommunications service	$3,905	11,306	7,699	4,967	2,165	439	$30,481
All consideration from contracts with customers is included in the amounts presented above

The table above excludes backlog from the software solutions segment acquired in the NetSapiens acquisition, as additional time is required to compile the data.

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and nine months ended September 30, 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss) (in thousands) (A)	$(125)	$131	$(1,843)	$779

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	21,596,415	15,244,804	19,757,658	15,058,192
Dilutive effect of stock-based awards	-	2,004,231	-	1,735,704
Diluted weighted-average outstanding shares of common stock (C)	21,596,415	17,249,035	19,757,658	16,793,896

Earnings per common share:
Basic (A/B)	$(0.01)	$0.01	$(0.09)	$0.05
Diluted (A/C)	$(0.01)	$0.01	$(0.09)	$0.05

For the three and nine months ended September 30, 2021 and 2020, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	970,631	18,685	840,623	91,845

4. Acquisitions

NetSapiens, Inc. Merger Agreement

On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over two million users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million. Acquisition costs are included in general and administrative expenses and totaled $4,000 for the three months ended September 30, 2021 and $1,015,000 for the nine months ended September 30, 2021.

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

The following unaudited pro forma information presents our condensed consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Nine Months Ended September 30, (Unaudited)
(In thousands)	2021	2020
Revenues	$24,123	$20,867
Net income/(loss)	(12,671)	487
Earnings per share	$(0.64)	$0.03

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated NetSapiens, Inc. as of January 1, 2020.

Centric Telecom, Inc. Business Acquisition

On January 14, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. The fair value of the common stock issued as consideration was determined based on the closing market price of the Company’s common stock on the date of the acquisition of $7.42. The aggregate purchase price is subject to customary upward or downward adjustments for Centric Telecom’s net working capital. Acquisition costs are included in general and administrative expenses and totaled $0 for the three months ended September 30, 2021 and $50,000 for the nine months ended September 30, 2021.

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

The intangible assets acquired consist of customer relationships. The fair value of the customer relationships was determined utilizing variations of the income approach where the expected future cash flows resulting from the acquired identifiable intangible assets were reduced by operating costs and charges for contributory assets and then discounted to present value at the weighted average cost of capital. The key assumptions used in valuing the customer relationships acquired is a weighted average cost of capital of 17.4% and a tax rate of 22.5%. The amortizable intangible assets have an average useful life of eight years. The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets and liabilities acquired and, as a result of the allocation, the Company recorded goodwill of $1,123,000, which is not deductible for tax purposes. The goodwill recognized is primarily attributable to contributions of the entity’s assembled workforce of the acquired business.

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2021	2020
Gross trade receivables	$1,347	$559
Less: allowance for doubtful accounts	(40)	(21)
Trade receivables, net	$1,307	$538

Current trade receivables, net	$1,280	$538
Long-term trade receivables, net	27	-
Trade receivables, net	$1,307	$538

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid corporate insurance	$158	$53
Prepaid software services and support	281	20
Prepaid employee insurance premiums	78	71
Prepaid Nasdaq listing fee	15	-
Other prepaid expenses	118	46
Total prepaid expenses	$650	$190

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,925	1,436
Computer software	576	526
Internal-use software	14	14
Vehicles	95	-
Leasehold improvements	33	-
Less: accumulated depreciation	(2,084)	(1,742)
Total property and equipment, net	$3,059	$2,734

Depreciation and amortization expense is included in general and administrative expenses and totaled $63,000 and $34,000 for the three months ended September 30, 2021 and 2020, respectively and totaled $158,000 and $128,000 for the nine months ended September 30, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,882	$(1,331)	$18,551	$1,171	$(919)	$252
Developed technologies	5,047	(361)	4,686	-	-	-
Total acquired intangible assets	$24,929	$(1,692)	$23,237	$1,171	$(919)	$252

As of September 30, 2021, the weighted average remaining useful life for customer relationships was 8.5 years and developed technologies was 5.7 years.

Amortization expense for customer relationships intangible assets is included in general and administrative expenses and totaled $236,000 and $16,000 for the three months ended September 30, 2021 and 2020, respectively, and totaled $412,000 and $46,000 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $270,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and totaled $361,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2021 remaining	$507
2022	2,110
2023	2,553
2024	2,849
2025 and thereafter	15,218
Total	$23,237

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2020	272
Centric Telecom business acquisition	1,123
NetSapiens business acquisition	26,734
Balance at September 30, 2021	$28,129

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued wages, benefits and payroll taxes	$698	$513
Accrued accounts payable	915	505
Accrued sales and telecommunication taxes	2,616	438
Product warranty liability	34	33
Other accrued expenses	88	139
Total accrued expenses	$4,351	$1,628

The changes in aggregate product warranty liabilities for the year ended December 31, 2020 and nine months ended September 30, 2021 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2020	$37
Accrual for warranties	33
Adjustments related to pre-existing warranties	(10)
Warranty settlements	(27)
Balance at December 31, 2020	33
Accrual for warranties	27
Warranty settlements	(26)
Balance at September 30, 2021	$34

Product warranty expense is included in cost of product revenue expense and totaled $15,000 and $11,000 for the three months ended September 30, 2021 and 2020, respectively, and $27,000and $29,000for the nine months ended September 30, 2021 and 2020, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	September 30,	December 31,
	2021	2020
Notes payable	$1,891	$1,944
Less: current notes payable	(73)	(71)
Notes payable, net of current portion	$1,818	$1,873

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

As of September 30, 2021, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2021 remaining	$19
2022	74
2023	76
2024	79
2025 and thereafter	1,643
Total	$1,891

11. Fair Value Measurements

We have financial instruments as of September 30, 2021 and December 31, 2020 for which the fair value is summarized below (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$1,307	$1,307	$538	$538
Equipment financing receivables	1,161	1,161	1,192	1,192
Liabilities:
Finance lease obligations	$367	$367	$84	$84
Notes payable	1,891	1,891	1,944	1,944
Business acquisition contigent consideration	746	746	-	-

Liabilities for which fair value is recognized in the balance sheet on a recurring basis are summarized below as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30,	Fair value measurement at reporting date
Description	2021	Level 1	Level 2	Level 3

Liabilities:
Business acquisition contingent consideration	$746	$-	$-	$746

Description	As of December 31, 2020	Level 1	Level 2	Level 3

Liabilities:
Asset acquisition contingent consideration	$-	$-	$-	$-

The recurring Level 3 measurement of our business acquisition contingent consideration liability includes the following significant unobservable inputs at September 30, 2021 (in thousands):

Contingent consideration liability	Fair Value at September 30, 2021	Valuation technique	Unobservable inputs	Range
Revenue - based payments	$746	Discounted cash flow	Discount Rate	17.38%

			Probability of milestone payment	90%
			Projected year of payments	2021

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

During the three months ended March 31, 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. During the year ended December 31, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired in the DoubleHorn Asset Acquisition. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the three months ended September 30, 2021 and the year ended December 31, 2020 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2020	$175
Cash payments	(54)
Adjustment	(121)
Balance at December 31, 2020	$-
Additions	746
Cash payments	-
Adjustment	-
Balance at September 30, 2021	$746

12. Income Taxes

Our effective tax rate for the three months ended September 30, 2021 and 2020 was 1167.4% and 2.2%, respectively, which resulted in an income tax benefit/(provision) of $(137,000) and $(3,000), respectively. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was (11.8%) and 1.1%, respectively, which resulted in an income tax benefit/(provision) of $247,000 and $(9,000), respectively.

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

We previously leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. The building was purchased on January 27, 2020 and the lease was cancelled. Amortization of the ROU assets and operating lease liabilities for the three months ended September 30, 2021 and 2020 was $0 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was $0 and $50,000, respectively. Rental expense incurred on operating leases for the three months ended September 30, 2021 and 2020 was approximately $0 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $0 and $25,000, respectively.

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2021 and 2020 was approximately $9,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was $56,000 and $0, respectively.

We currently lease office space in Reston, Virgina under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2021 and 2020 was approximately $9,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $9,000, and $0, respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2021 and 2020 was approximately $94,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $124,000, and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2023 and the interest rates range from 3.00% to 15.09%. The expense is included in cost of product expenses and totaled approximately $20,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and for the nine months ended September 30, 2021 and 2020 was $48,000 and $0, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2022. Rental expense for the three months ended September 30, 2021 and 2020 was approximately $13,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $21,000 and $0, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2025. The Company also leases three vehicles under financing agreements. One vehicle lease extends through 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $367,000 and $84,000 as of September 30, 2021 and December 31, 2020, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $497,000 and $129,000 as of September 30, 2021 and December 31, 2020, respectively. Related accumulated depreciation totaled $165,000 and $60,000 as of September 30, 2021 and 2020, respectively. The $39,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and $4,000 and $6,000 for the nine months ended September 30, 2021 and 2020, respectively. The interest rates on the finance lease obligations range from 1.37% and 6.7% and interest expense was $2,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively and $5,000 and $5,000 for the nine months ended September 30, 2021 and 2020, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2021 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021 remaining	$130	$23
2022	461	136
2023	58	114
2024	44	77
2025	-	31
Total minimum lease payments	693	386
Less: amount representing interest	(11)	(14)
Present value of minimum lease payments	$682	$373

Lease term and discount rate	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	1.6
Finance leases	3.2
Weighted-average discount rate
Operating leases	4.3%
Finance leases	2.2%

Three Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66
Operating cash flows from finance leases	4
Financing cash flows from finance leases	71

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $54,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $148,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Gross financing receivables	$1,669	$1,774
Less: unearned income	(508)	(582)
Financing receivables, net	1,161	1,192
Less: current portion of finance receivables, net	(324)	(286)
Finance receivables due after one year	$837	$906

Future minimum lease payments as of September 30, 2021, consisted of the following:

Year ending December 31,	Lease Receivables
2021 remaining	$157
2022	590
2023	484
2024	308
2025 and thereafter	130
Gross equipment financing receivables	1,669
Less: unearned income	(508)
Equipment financing receivables, net	$1,161

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2021, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Cloud telecommunications services	$5,026	$4,143	$14,300	$12,064
Software solutions	3,784	-	4,796	-
Consolidated revenue	8,810	4,143	19,096	12,064

Income/(loss) from operations:
Cloud telecommunications services	(253)	155	(2,004)	867
Software solutions	306	-	(9)	-
Total operating income/(loss)	53	155	(2,013)	867
Other income/(expense), net:
Cloud telecommunications services	(22)	(21)	(58)	(79)
Software solutions	(19)	-	(19)	-
Total other income/(expense), net	(41)	(21)	(77)	(79)
Income/(loss) before income tax provision:
Cloud telecommunications services	(275)	134	(2,062)	788
Software solutions	287	-	(28)	-
Income/(loss) before income tax provision	$12	$134	$(2,090)	$788

Depreciation and amortization was $60,000 and $57,000 for the cloud telecommunications services segment for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization was $152,000 and $197,000 for the cloud telecommunications segment for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization was $6,000 and $0 for the software solutions segment for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization was $7,000 and $0 for the software solutions segment for the nine months ended September 30, 2021 and 2020, respectively.

Interest income was $0 and $1,000 for the cloud telecommunications services segment for the three months ended September 30, 2021 and 2020, respectively. Interest income was $1,000 and $3,000 for the cloud telecommunications segment for the nine months ended September 30 2021 and 2020, respectively. Interest income was $0 for the software solutions segment for the three and nine months ended September 30, 2021 and 2020.

Interest expense was $24,000 and $23,000 for the cloud telecommunications services segment for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $64,000 and $54,000 for the cloud telecommunications services segment for the nine months ended September 30, 2021 and 2020, respectively. Interest expense was $0 for the software solutions segment for the three and nine months ended September 30, 2021 and 2020.

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

OVERVIEW

Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over two Million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. Following the merger with NetSapiens, the Company has reorganized with two operating segments, which consist of cloud telecommunications services and software solutions.

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

We generate software license revenue from the sale of perpetual software licenses, term-based software licenses that expire, and Software-as-a-Service (“SaaS”) based software which are referred to as subscription arrangements. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

We generate subscription and maintenance support revenue from customer support and other supportive services. The Company offers warranties on its products. The warranty period for our licensed software is generally 90 days. Certain of the Company’s warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

We generate professional services and other revenue from consulting, technical support, resident engineer services, design services and installation services. Revenue for professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Our software solutions revenue was $3,784,000 for the three months ended September 30, 2021 and $0 for the three months ended September 30, 2020. Our software solutions revenue was $4,796,000 for the nine months ended September 30, 2021 and $0 for the nine months ended September 30, 2020.

OUR SERVICES AND PRODUCTS

Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over two million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

Software Solutions – Our software solutions offering provides a comprehensive suite of unified communications (UC), video conferencing, Collaboration & contact center solutions to over 190 service providers, servicing over two million users around the globe. Our platform enables its service provider partners to customize packages with unprecedented levels of flexibility, profitability, and ease of use.

Our software solutions offering are as follows:

•	SNAPsolution® - a comprehensive, IP-based platform that provides a broad suite of UC services including hosted Private Branch Exchange (PBX), auto-attendant, call center, conferencing, and mobility. The platform includes a broad range of feature-sets, custom-built to provide unprecedented levels of flexibility, making the solution competitive with the market’s leading players. SNAPsolution includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, as opposed to pricing each feature individually. The Company licenses its platform based on concurrent sessions, not per seat/per feature. This allows service providers to oversubscribe their networks, driving down the cost per seat as volume increases. As the service provider increases their customer base, they only have to ensure they have sufficient concurrent call licenses to support users across the network.

•	SNAPaccel – a Software-as-a-Service (“SaaS”) based software license referred to as subscription arrangements.

•	Subscription Maintenance and Support - The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations and customer support. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches.

•	Professional Services and Other - The Company’s professional services include consulting, technical support, resident engineer services, design services and installation services.

Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue	$4,325	$3,654	$12,791	$10,747
Software solutions revenue	3,784	-	4,796	-
Product revenue	701	489	1,509	1,317
Total revenue	$8,810	$4,143	$19,096	$12,064
Income/(loss) before income taxes	12	134	(2,090)	788
Income tax benefit/(provision)	(137)	(3)	247	(9)
Net income/(loss)	(125)	131	(1,843)	779
Basic earnings per share	$(0.01)	$0.01	$(0.09)	$0.05
Diluted earnings per share	$(0.01)	$0.01	$(0.09)	$0.05

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Total revenue	$8,810	$4,143	$4,667	113%

The increase in total revenue is due to an increase in service revenue of $671,000, an increase in software solutions revenue of $3,784,000 and an increase in product revenue of $212,000.

Income Before Income Taxes

The following table reflects our income before income taxes for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Income before income taxes	$12	$134	$(122)	-91%

The decrease in income before income tax is primarily due to an increase in operating expenses of $4,769,000 and an increase in interest expense and other expense of $20,000, offset by an increase in revenue of $4,667,000. The increase in operating expenses is primarily related to increases in salaries and benefits and stock compensation expense.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Income tax benefit/(provision)	$(137)	$(3)	$(134)	4,467%

We had an income tax provision of $137,000 for the three months ended September 30, 2021 compared to an income tax provision of $3,000 for the three months ended September 30, 2020. We had pre-tax income for the three months ended September 30, 2021 and 2020 of $12,000 and $134,000, respectively.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Total revenue	$19,096	$12,064	$7,032	58%

The increase in total revenue is due to an increase in service revenue of $2,044,000, an increase in software solutions revenue of $4,796,000, and an increase in product revenue of $192,000.

Income/(Loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Income/(loss) before income taxes	$(2,090)	$788	$(2,878)	-365%

The decrease in income before income tax is primarily due to an increase in operating expenses of $9,912,000, offset by an increase in revenue of $7,032,000 and a decrease in interest expense and other expense of $2,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and acquisition related expenses. During the nine months ended September 30, 2021 the Company recognized $1,065,000 in one-time acquisition related expenses associated with the NetSapiens and Centric Telecom business acquisitions.

Income Tax Provision

The following table reflects our income tax benefit/(provision) for the nine months ended September 30, 2021, compared to the nine months ended Sept 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Income tax benefit/(provision)	$247	$(9)	$256	-2844%

We had an income tax benefit of $247,000 for the nine months ended September 30, 2021 compared to an income tax provision of $9,000 for the nine months ended September 30, 2020. We had pre-tax income/(loss) for the nine months ended September 30, 2021 and 2020 of $(2,090,000) and $654,000, respectively.

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

In our November 9, 2021 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. GAAP net income/(loss)	$(125)	$131	$(1,843)	$779
Share-based compensation	415	136	1,150	377
Acquisition related expenses	4	-	1,065	-
Amortization of intangible assets	506	23	773	69
Non-GAAP net income	$800	$290	$1,145	$1,225

Non-GAAP earnings per common share:
Basic	$0.04	$0.02	$0.06	$0.08
Diluted	$0.03	$0.02	$0.05	$0.07

Weighted-average common shares outstanding:
Basic	21,596,415	15,244,804	19,757,658	15,058,192
Diluted	26,196,240	17,249,035	22,481,104	17,249,035

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. GAAP net income/(loss)	$(125)	$131	$(1,843)	$779
Depreciation and amortization	569	57	931	197
Interest expense	24	23	64	54
Interest and other expense/(income)	17	(2)	13	25
Income tax provision/(benefit)	137	3	(247)	9
EBITDA	622	212	(1,082)	1,064
Acquisition related expenses	4	-	1,065	-
Share-based compensation	415	136	1,150	377
Adjusted EBITDA	$1,041	$348	$1,133	$1,441

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2021	2020	2021	2020
Service revenue	$4,325	$3,654	$12,791	$10,747
Product revenue	701	489	1,509	1,317
Total revenue	$5,026	$4,143	$14,300	$12,064
Operating expenses:
Cost of service revenue	$1,210	$946	$3,816	$2,824
Cost of product revenue	461	314	972	797
Selling and marketing	1,443	326	4,148	840
General and administrative	1,807	1,051	6,272	3,151
Research and development	358	1,351	1,096	3,585
Total operating expenses	5,279	3,988	16,304	11,197
Operating income/(loss)	(253)	155	(2,004)	867
Other income/(expense)	(22)	(21)	(58)	(79)
Income/(loss) before tax benefit/(provision)	$(275)	$134	$(2,062)	$788

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Service revenue	$4,325	$3,654	$671	18%

The increase in service revenue is due to an increase in telecommunications services of $536,000, an increase in one time fees, commissions and other of $85,000, an increase in fees, commissions, and other, recognized over time of $46,000, and an increase in sales-type lease interest of $4,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Product revenue	$701	$489	$212	43%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2021 and 2020. Backlog increased 9%, or $2,410,000 to $30,723,000 as of September 30, 2021 as compared to $28,313,000 as of September 30, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2021 and 2020, and September 30, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2021	$27,227
Cloud Telecommunications backlog as of September 30, 2021	$30,723

Cloud Telecommunications backlog as of July 1, 2020	$27,349
Cloud Telecommunications backlog as of September 30, 2020	$28,313

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of service revenue	$1,210	$946	$264	28%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $274,000 as a result of an increase in customer support and implementation specialist headcount directly related to the increase in service revenue, an increase in professional consulting services of $12,000, an increase in credit card processing fees of $12,000, and an increase in other cost of service revenue of $14,000, offset by a decrease in bandwidth costs of $48,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of product revenue	$461	$314	$147	47%

The increase is primarily related to the increase in product revenue and an increase in device costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Research and development	$358	$326	$32	10%

The increase in research and development expenses is due to an increase in salaries, wages and benefits of $25,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased costs for maintenance on our mobile applications and other development costs of $7,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$1,443	$1,051	$392	37%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $300,000 related to expansion of our sales team and the addition of our chief revenue officer, an increase in commission expense of $40,000 directly related to the increase in revenue, an increase in travel related costs and tradeshows of $28,000, we incurred $30,000 in marketing related expenses for the rollout of our new Crexendo VIP platform and consultation fees, offset by a decrease in other sales and marketing expenses of $6,000.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$1,807	$1,351	$456	34%

The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages and benefits of $296,000 as a result of an increase in headcount, increase in stock compensation, and company-wide salary increases. We incurred $4,000 in acquisition related legal, accounting, and other professional services in connection with the NetSapiens acquisition. We invested $55,000 in costs related to maintaining and improving our data center, which includes outside consulting fees, new hardware and software licenses along with the associated depreciation, costs related to our disaster recovery failover solution, and other costs. There was an increase of $40,000 in amortization expense directly related to the Centric Telecom business acquisition. We incurred $31,000 in costs related to the implementation of a new billing platform. There was an increase in corporate insurance costs of $26,000, an increase in rent expense of $18,000, an increase in repairs and maintenance expense of $18,000 for our building, an increase in bank processing fees of $12,000, and an increase in other general and administrative expense of $35,000, offset by a decrease in stock exchange listing fees of $79,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended June 30, 2021
	2021	2020	Dollar Change	Percent Change
Other expense	$(22)	$(21)	$(1)	5%

Nine months ended September30, 2021 compared to nine months ended September 30, 2020

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Service revenue	$12,791	$10,747	$2,044	19%

The increase in service revenue is due to an increase in telecommunications service revenue of $1,674,000, an increase in one time fees, commissions and other of $223,000, an increase in fees, commissions, and other, recognized over time of $104,000, and an increase in sales-type lease interest of $42,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Product revenue	$1,509	$1,317	$192	15%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2021 and 2020. Backlog increased 9%, or $2,410,000 to $30,723,000 as of September 30, 2021 as compared to $28,313,000 as of September 30, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2021 and 2020, and September 30, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of September 30, 2021	$30,723

Cloud Telecommunications backlog as of January 1, 2020	$26,110
Cloud Telecommunications backlog as of September 30, 2020	$28,313

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	2021	2020	Dollar Change	Percent Change
Cost of service revenue	$3,816	$2,824	$992	35%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $729,000 as a result of an increase in customer support and implementation specialist headcount directly related to the increase in service revenue, an increase in bandwidth costs of $132,000 directly related to the increase in service revenue, an increase in professional consulting services of $53,000, an increase in credit card processing fees of $43,000, an increase of $20,000 in setup and implementation costs for our new Crexendo VIP platform, and an increase in other cost of service revenue of $15,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of product revenue	$972	$797	$175	22%

The increase is primarily related to the increase in product revenue and an increase in device costs.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services, related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Research and development	$1,096	$840	$256	30%

The increase in research and development expenses is due to an increase in salaries, wages and benefits of $210,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased costs for maintenance on our mobile applications and other development costs of $40,000 and incurred an increase in other research and development costs of $6,000.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$4,148	$3,151	$997	32%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $703,000 related to expansion of our sales team and the addition of our chief revenue officer, an increase in commission expense of $200,000 directly related to the increase in revenue, we incurred $55,000 in marketing related expenses for the rollout of our new Crexendo VIP platform and consultation fees, an increase in travel related costs of $22,000, and a $17,000 increase in other sales and marketing expenses.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$6,272	$3,585	$2,687	75%

The increase in general and administrative expenses is due to an increase in administrative salaries, wages and benefits of $1,126,000 as a result of an increase in headcount, increase in stock compensation, and company-wide salary increases. We incurred $1,065,000 in acquisition related legal, accounting, and other professional services in connection with the NetSapiens acquisition. We invested $160,000 in costs related to maintaining and improving our data center, which includes outside consulting fees, new hardware and software licenses along with the associated depreciation, costs related to our disaster recovery failover solution, and other costs. There was an increase of $113,000 in intangible asset amortization expense directly related to the Centric Telecom business acquisition. We incurred $58,000 in costs related to the implementation of a new billing platform. There was an increase in corporate insurance costs of $52,000, an increase in rent expense of $30,000, an increase in bank processing fees of $29,000, and an increase in other general and administrative expense of $105,000, offset by a decrease in stock exchange listing fees of $51,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Other expense	$(58)	$(79)	$21	-27%

The decrease in other expense is due to a decrease in net foreign exchange loss of $30,000 offset by an increase in interest expense of $9,000 for interest paid on finance agreements.

Operating Results of Software Solutions segment (in thousands):

In connection with the merger with NetSapiens, Inc., on June 1, 2021, the following Software Solutions operating segment was created. The operating results for the Software Solutions segment are included in our consolidated results of operations from the acquisition date of June 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2021	2020	2021	2020
Software solutions revenue	$3,784	$-	$4,796	$-
Operating expenses:
Cost of software solutions revenue	1,675	-	2,201	-
Research and development	-	-	-	-
Selling and marketing	627	-	958	-
General and administrative	1,176	-	1,646	-
Total operating expenses	3,478	-	4,805	-
Operating income/(loss)	306	-	(9)	-
Other expense	(19)	-	(19)	-
Income/(loss) before tax benefit/(provision)	$287	$-	$(28)	$-

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fix, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Software solutions revenue	$3,784	$-	$3,784	-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of software solutions revenue	$1,675	$-	$1,675	-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$627	$-	$627	-

Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$1,176	$-	$1,176	-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

Nine months ended September 30, 2021 compared to Nine months ended September 30, 2020

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fix, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Software solutions revenue	$4,796	$-	$4,796	-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Cost of software solutions revenue	$2,201	$-	$2,201	-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$958	$-	$958	-

Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
General and administrative	$1,646	$-	$1,646	-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $7,701,000 and $17,579,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$(473)	$423	$(896)	-212%

The net cash used for operations was primarily driven by our net loss for the nine months ended September 30, 2021 of $1,706,000, of which $1,065,000 is associated with acquisition related expenses for the Centric Telecom and NetSapiens business acquisitions, an increase in prepaid expenses, an increase in income tax receivable, and a decrease in contract liabilities.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended Sept 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash used in investing activities	$(10,596)	$(921)	$(9,675)	1050%

During the nine months ended June 30, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over two Million end users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

For the nine months ended September 30, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for the cash portion of the purchase of the Company’s corporate office building of $500,000. The remaining $2,000,000 of the purchase price was financed through a note payable with a bank. The Company also paid $176,000 under the DoubleHorn customer relationships asset purchase agreement during the nine months ended September 30, 2020.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021
	2021	2020	Dollar Change	Percent Change
Net cash provided by financing activities	$1,081	$11,671	$(10,590)	-91%

Net cash provided by financing activities in the nine months ended September 30, 2021, primarily relates to cash proceeds from the exercise of stock options of $1,365,000 offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $160,000. Net cash provided by financing activities in the nine months ended September 30, 2020, primarily relates to $8,778,000 of proceeds from the issuance of common stock in connection with an offering and $1,001,000 of cash received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The loan was forgiven in December 2020. We also received cash from the exercise of stock options of $2,007,000.

Contractual Obligations and Commitments

Except as set forth in Notes 4, 10, and 13 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

As of, September 30, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 9, 2021	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

November 9, 2021	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

