Form 10-K
period 2021-12-31
Crexendo, Inc.
filed 2022-03-21
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021:

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2021 was approximately $50,029,600.

The number of shares of the registrant’s common stock outstanding as of February 28, 2022 was 22,274,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

OUR SERVICES AND PRODUCTS

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

	Year Ended December 31,
	2021	2020
Revenue:
Cloud telecommunications services	$19,426	$16,387
Software solutions	8,666	-
Consolidated revenue	$28,092	$16,387

	Year Ended December 31,
	2021	2020
Income/(loss) before income tax benefit:
Cloud telecommunications services	$(2,713)	$1,899
Software solutions	(197)	-
Income/(loss) before income tax	$(2,910)	$1,899

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
•

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

•	End User Portal and Unified Messaging with Voicemail, Call Recording and eFax inbox.
•	Collaboration products like group chat, SMS/MMS, document sharing, video and web conferencing.

Our Software Solutions technology includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, built out either in a client’s own data centers, or on our Managed Infrastructure as a Service. Our current functionality includes:

•	Carrier Grade with Geo-Redundant Reliability
•	Scalability to support communications service providers of all sizes
•	Video Conferencing and Collaboration
•	Webinars
•	Scheduling
•	Meeting Recordings
•	Content/Screen Sharing
•	Chat

•	Multi Tenant Architecture to support multiple resellers, agents and retail clients
•	Contact Center as a Service (CCaaS)
•	All-in-One Cloud Native Contact Center
•	Workforce Engagement
•	Call Recording
•	Employee Performance Management
•	Quality Assurance & Monitoring
•	Reporting, Analytics & Insights
•	Unified Communications as a Service (UCaaS)
•	PBX functionality in the Cloud
•	Natively integrated with messaging, team collaboration, meetings and contact center
•	Unified mobile and device experience
•	Full integration with Microsoft Teams
•	HD Audio
•	Call Transcription
•	Sentiment Analysis
•	Customizable Emergency Notifications
•	E911 Dynamic Routing
•	Cradle to Grave Reporting
•	Infrastructure as a Service
•	Eliminate CAPEX and startup costs
•	Slash time to market with immediacy of HW, resources, and expertise
•	Client’s own SNAPsolution running in redundant Top-tier data centers both in the US and Europe
•	Public vs Private Network Separation
•	Multi-Layer Network Security
•	Access Control Tracking and Change Control Procedures
•	Offloads operations, upgrade and maintenance to Crexendo
•	Disaster recovery and business continuity
•	Operational flexibility with on-demand scaling
•	4 “9”s service uptime reliability

RESEARCH AND DEVELOPMENT

We invested $1,396,000 and $1,189,000 for the years ended December 31, 2021 and 2020, respectively, in the research and development of our technologies and data center. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and continued development of our software solutions products.

COMPETITION

The market for cloud business communications services is large and increasingly competitive. We expect competition to continue to increase in the future. Some of these competitors include:

•

traditional on-premise, hardware business communications providers such as Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Mitel, NEC, and Siemens Enterprise Networks, LLC, any of which may now or in the future also host their solutions through the cloud;

•

software providers such as Microsoft Corporation (Microsoft Teams (formerly Skype for Business)) and BroadSoft, Inc. (acquired by Cisco Systems, Inc.) that generally license their software and may now or in the future also host their solutions through the cloud, and their resellers including major carriers and cable companies;

•

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

•

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

•

other large internet companies such as Alphabet Inc., Facebook, Inc., Oracle Corporation, Zoom, and Salesforce.com, Inc., any of which might launch its own cloud-based business communication services or acquire other cloud-based business communications companies in the future; and

•	established contact center providers such as Amazon.com, Inc., Aspect Software, Inc., Avaya Inc., Five9, Inc., Genesys Telecommunications Laboratories, Inc., and NewVoiceMedia.

The competitive landscape for our software solutions fall into two main categories, (1) other third party UCaaS platform vendors, such as Cisco, Mitel and Microsoft, and (2) third-party platforms hosted on service provider networks, e.g. 3CX, Ribbon, Avaya, NEC, Unify and Vodia. NetSapiens, along with the vendors in these two categories account for almost two thirds of the UCaaS seats in North America in 2020. The remaining seats are served by either open source-based platforms or service providers that host their own proprietary platform, including Ringcentral, 8x8 and Dialpad.

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

INTELLECTUAL PROPERTY

Our success depends in part on using and protecting our proprietary technology and other intellectual property. Furthermore, we must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon trade secrets and the know-how and expertise of our key employees. To protect our proprietary technology and other intellectual property, we rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements. Although we believe we have taken appropriate steps to protect our intellectual property rights, including requiring employees and third parties who are granted access to our intellectual property to enter into confidentiality agreements, these measures may not be sufficient to protect our rights against third parties. Unauthorized parties may still copy or otherwise obtain and use our software and technology, despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to ours.

We license from third parties certain software and Internet tools, which we include in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

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

EMPLOYEES

As of December 31, 2021, we had 121 employees; 121 full-time and 0 part-time, including 8 executives, 32 sales representatives and sales management, 4 in marketing, 29 engineers and IT support, 35 in operations and customer support, 13 in accounting, finance, and legal.

 CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware. In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from “iMergent, Inc.” to “Crexendo, Inc.” The name change was effective May 18, 2011. Our ticker symbol “IIG” on the New York Stock Exchange was changed to “EXE” on May 18, 2011. We changed the name to better reflect the scope and direction of our business activities of assisting and providing web-based technology solutions to any size business who are seeking to take advantage of the benefits of conducting business on the cloud. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. In November 2016, we were reincorporated as a Nevada corporation. On July 8, 2020, the Company up listed to The Nasdaq Stock Market keeping our ticker symbol “CXDO”.

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

We have experienced and may continue to experience cancellations and greater delay and disruption in the demand for, our products and services. In addition, we believe the production capabilities of our suppliers have been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. The continued disruption in the manufacture, shipment and sales of telephones and ancillary equipment may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 on a large scale could occur resulting in continued disruption to us, our suppliers and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2021 and beyond.

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

Our growth and the evolving markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

We have encountered and expect to continue to encounter risks and uncertainties as a growing company, the market for our products changes frequently. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

We may not remain profitable, and results may fluctuate.

We have in the past sustained losses and may have losses again in the future. We expect to invest in sales and marketing, and in research and development, among other areas of our business, in order to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.

The investments we have made and will continue to make may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or maintain profitability. In order to continue and maintain profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to economic and world conditions downturn in general economic conditions, increasing competition (including competitive pricing pressures), decrease in the adoption or sustained use of cloud communications market, exiting lines of business, or our inability to execute on business opportunities. We cannot be certain that we will be able to achieve or maintain operating profitability in the future.

We expect to undertake additional acquisitions the cost of which may affect profitability in certain quarters and for periods after the closing of the acquisition.

Our future operating results, including revenues, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict.

We recently announced a quarterly dividend there is no guarantee that dividends will continue to be paid

We may not be able to maintain paying dividends at current rates or at all. We recently announced a quarterly dividend. Any determination to pay dividends to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company’s results of operations, financial condition and other factors deemed relevant by the board of directors. The ability to pay dividends depends largely on results of operations. In addition, the Company may choose to retain capital to support growth or further mitigate risk instead of returning capital to its shareholders. As a result, there can be no assurance that we will be able to maintain paying dividends.

We expect to undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders. We may be required to acquire debt to fund acquisitions or mergers.

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

Acquiring debt to finance acquisitions would require paying down of principal and payment of interest, which requires the use of cash, and we may not have sufficient cash flow from our business to pay down substantial debt. The ability to make scheduled payments of principal or to pay interest on notes will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations to service any acquired debt, including paying off the principal when due, and make necessary capital expenditures.

We may not be able to secure financing on favorable terms, or at all, to meet future needs.

We may need to pursue financing in the future to make expenditures or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives, respond to new competitive pressures, service our debt, pay extraordinary expenses, or fund growth, including through acquisitions, among other potential uses. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

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

As of December 31, 2021, we had net operating loss (“NOL”) carry-forwards of approximately $27,013,000. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

When the Company shifted away from a seminar sales model in 2011, our web services revenue was adversely impacted and has continued to decrease. Our website hosting revenue has continued to decline since we no longer sell our website development software through a seminar sales model. The Company is not actively marketing its website development software or website hosting services. Our website hosting revenue represents less than 1% of our total revenue for the year ended December 31, 2021 and may continue to decline over time as more competitors enter the website building and hosting industry.

We have targeted sales to mid-market and larger enterprise customers. Not properly managing these customers could negatively affect our business, margins, cash flow and operations.

Selling to larger enterprise customers contains inherent risks and uncertainties. Our sales cycle has become more time-consuming and expensive. The delays associated with closing and installing larger customers may impact results on a quarter-to-quarter basis. There may be additional pricing pressure in this market which may affect margins and profitability. Revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. The loss of a large customer may have a material negative impact on quarterly or annual results.

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

A substantial portion of our sales is dependent on partners, resellers, and master agents to sell our products and services; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our success depends on our continued ability to establish and maintain a network of channel relationships, including but not limited to strategic partners, agents, and master agents. We need to properly manage and expand these relationships. These relationships are essential both in targeting our strategic base and expanding into the enterprise market. We believe we will need to expand our network in order to grow our business. An increasing portion of our revenues are and maybe derived from our network of sales agents and resellers. We do not have long-term contracts with these resellers, nor do most of our contracts require minimum commitments on the part of resellers. The loss of or reduction in sales through these third parties could materially reduce our revenues. Many of our competitors also rely on resellers and there may be intense completion regarding their sales, attention, and commitment. Competitors may be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues.

Acquiring new resellers and retaining current resellers requires substantial training in our technology and subscription offerings which necessitates time and resources. To maintain and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training.

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

●

A portion of our customer service responses, delivery of calls to and from PSTN and other public telephone VoIP/Wireless service providers and provision of aspects of our E-911 service. We offer our cloud telecommunications customers support 24 hours a day, seven days a week. We may rely on third parties (sometimes outside of the U.S) to respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. The ability of third-party providers to provide these representatives may be disrupted due to issues outside our control. We also maintain an agreement with an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the public-safety answering point (“PSAP”) in the area of the customer’s registered location and terminating E-911 calls. We also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer’s telephone number and registered location information. If a customer moves their Crexendo service to a new location, the customer’s registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services. Interruptions in service from these vendors could also cause failures in our customers’ access to E-911 services and expose us to liability.

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

17

●

Outside contractors and third-party agents for fulfillment of certain items and critical manufacturing services. We outsource the manufacturing of certain products we sell and provide. We submit purchase orders to agents or the companies that manufacture the products. We describe, among other things, the type and quantities of products or components to be supplied or manufactured and the delivery date and other terms applicable to the products or components. Our suppliers or manufacturers potentially may not accept any purchase order that we submit. Our reliance on outside parties involves a number of potential risks, including: (i) the absence of adequate capacity, (ii) the unavailability of, or interruptions in access to, production or manufacturing processes, (iii) reduced control over delivery schedules, (iv) errors in the product, and (v) claims of third-party intellectual infringement or defective merchandise. If delays, problems or defects were to occur, it could adversely affect our business, cause claims for damages to be filed against us, and negatively impact our consolidated operations and cash flows.

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

On January 4, 2018, the FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. There are efforts in Congress to prevent the order from becoming effective and a number of state attorneys general have filed an appeal of the FCC’s January 4, 2018 order. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers” use of applications and services, like ours. However, there is not guarantee that they will continue to do such. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. Following the adoption of the January 4, 2018 order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the order. We however cannot rely on those laws as there is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws as they could be interpreted to conflict with the January 4, 2018 order. The U.S. Department of Justice has taken the position that local authorities do not have the authority to contradict the FCC’s January 4, 2018 order. We cannot predict the ultimate outcome of these disputes. President Biden and numerous Senators have criticized the current status of net neutrality, at this time we are not aware if there will be legislation that might reimpose the prior regulations.

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

Steven G. Mihaylo, Chief Executive Officer (“CEO”) of Crexendo, Inc., owns approximately 47% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2021. Mr. Mihaylo has the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. As a director and officer, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

We are in the process of moving certain Crexendo customers to the NetSapiens communication platform while retaining the Crexendo Ride the Cloud® system. There can be significant cost savings associated with consolidating all customers on one communication platform while maintaining the Crexendo system for redundancies. The failure to properly migrate customers could cause customer service issues which could cause cancellations and loss of revenue. There may be expenses and other difficulties involved in migrating customers, which may cause substantial short-term expenses prior to realizing the anticipated cost savings from primarily operating one system. We may be unable to realize efficiencies of primarily maintaining one communication platform.

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

As a consequence of the merger, we have issued an aggregate of 6,462,036 shares of Common Stock and options of Crexendo (including those Common Stock underlying the Exchange Options to be registered on a Form S-8), to the equity holders of NetSapiens. The issuance of Common Stock to the equity holders of NetSapiens pursuant to the Merger Agreement may dilute the equity interests of our existing stockholders and may adversely affect prevailing market prices for our Common Stock. Such dilution could, among other things, limit the ability of our existing stockholders to influence the Company’s management through the election of directors following the closing of the Transaction.

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

ITEM 2. PROPERTIES

Our corporate office consists of approximately 22,000 square feet of office space located at 1615 South 52nd Street, Tempe, Arizona 85281. We also have offices located in La Jolla, California and Reston, Virginia. Our La Jolla office space is located at 1200 Prospect St., Suite 200, La Jolla, California 92037 and our Virginia office space is located at 1875 Campus Commons Drive, Reston, Virginia 20191. We maintain property insurance on the corporate office building and tenant fire and casualty insurance on our assets located in the building in an amount that we deem adequate.

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

ITEM 4. MINE SAFETY DISCLOSURES

 The disclosure required by this item is not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from “iMergent, Inc.” to “Crexendo, Inc.” The name change was effective May 18, 2011. Our ticker symbol “IIG” on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. On July 8, 2020, the Company up listed to The Nasdaq Stock Market keeping our ticker symbol “CXDO”. The following table sets forth the range of high and low sales prices as reported on the OTCQX Marketplace or The Nasdaq Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2021
October to December 2021	$6.20	$4.39
July to September 2021	7.20	5.35
April to June 2021	6.93	4.90
January to March 2021	8.38	5.51
Year Ended December 31, 2020
October to December 2020	$8.00	$5.27
July to September 2020	12.78	5.25
April to June 2020	6.30	4.00
January to March 2020	4.75	3.00

SECURITY HOLDERS

As of December 31, 2021, there were 197 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

DIVIDENDS

There were no dividends declared for the years ended December 31, 2021 and 2020. Subsequent to the year ended December 31, 2021, the Company declared a quarterly cash dividend of $0.005 per common share. The dividend was payable on the 28th of February 2022 to stockholders of record at the close of business on the 18th of February 2022.

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

Our Cloud Telecommunications service revenue increased 18% or $2,558,000 to $17,102,000 for the year ended December 31, 2021 as compared to $14,544,000 for the year ended December 31, 2020. Our Cloud Telecommunications product revenue increased 26% or $481,000 to $2,324,000 for the year ended December 31, 2021 as compared to $1,843,000 for the year ended December 31, 2020.

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

Our Software Solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2021	2020
Service revenue	$17,102	$14,544
Software solutions revenue	8,666	-
Product revenue	2,324	1,843
Total revenue	28,092	16,387
Income/(loss) before income taxes	(2,910)	1,899
Income tax benefit	465	6,041
Net income/(loss)	(2,445)	7,940
Basic earnings per common share	$(0.12)	$0.50
Diluted earnings per common share	$(0.12)	$0.46

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Software solutions revenue	-	1,012	3,784	3,870
Product revenue	368	440	701	815
Total revenue	4,507	5,779	8,810	8,996
Income/(loss) before income taxes	(839)	(1,263)	12	(820)
Income tax benefit/(provision)	124	260	(137)	218
Net loss	(715)	(1,003)	(125)	(602)

Basic earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)
Diluted earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2020	2020	2020	2020
Service revenue	$3,488	$3,605	$3,654	$3,797
Product revenue	379	449	489	526
Total revenue	3,867	4,054	4,143	4,323
Income before income taxes	143	511	134	1,111
Income tax benefit/(provision)	(3)	(3)	(3)	6,050
Net income	140	508	131	7,161

Basic earnings per common share (1)	$0.01	$0.03	$0.01	$0.40
Diluted earnings per common share (1)	$0.01	$0.03	$0.01	$0.37

__________

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Total revenue	$28,092	$16,387	$11,705	71%

The increase in total revenue for the year is mainly driven by a $8,666,000 contribution from our software solutions segment resulting from the June 1, 2021 acquisition of NetSapiens, Inc., an increase in service revenue of $2,558,000, and an increase in product revenue of $481,000.

Income Before Income Taxes

The following table reflects our income/(loss) before income taxes for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Income/(loss) before income taxes	$(2,910)	$1,899	$(4,809)	-253%

The decrease in income before income tax is primarily due to an increase in operating expenses of $15,506,000, offset by an increase in revenue of $11,705,000 and a decrease in interest expense and other expense of $1,008,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and acquisition related expenses. During the year ended December 31, 2021 the Company recognized $1,037,000 in one-time acquisition related expenses associated with the NetSapiens and Centric Telecom business acquisitions.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31, 2021
	2021	2020	Dollar Change	Percent Change
Income tax benefit	$465	$6,041	$(5,576)	-92%

We had pre-tax income/(loss) for the year ended December 31, 2021 and 2020 of $(2,910,000) and $1,899,000, respectively. For the year ended December 31, 2021, we recorded additional valuation allowance of $1,437,000 and for the year ended December 31, 2020, we recorded a valuation allowance release of $7,487,000.

Use of Non-GAAP Financial Measures

 To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, acquisition related expenses, changes in fair value of contingent consideration and amortization of intangibles. We define EBITDA as U.S. GAAP net income/(loss) before interest income, interest expense, other income and expense, provision for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

 In our March 21, 2022 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$(602)	$7,161	$(2,445)	$7,940
Share-based compensation	478	246	1,628	623
Acquisition related expenses	(28)	-	1,037	-
Change in fair value of contigent consideration	126	-	126	-
Amortization of intangible assets	618	23	1,391	92
Non-GAAP net income	$592	$7,430	$1,737	$8,655

Non-GAAP net income per common share:
Basic	$0.03	$0.42	$0.09	$0.55
Diluted	$0.02	$0.39	$0.07	$0.50

Weighted-average common shares outstanding:
Basic	21,792,137	17,877,481	20,275,691	15,767,874
Diluted	26,068,825	19,251,448	23,408,162	17,420,476

 Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$(602)	$7,161	$(2,445)	$7,940
Depreciation and amortization	695	61	1,626	258
Interest expense	20	22	84	76
Interest and other expense/(income)	3	(1,009)	16	(984)
Income tax provision/(benefit)	(218)	(6,050)	(465)	(6,041)
EBITDA	(102)	185	(1,184)	1,249
Acquisition related expenses	(28)	-	1,037	-
Change in fair value of contingent consideration	126	-	126	-
Share-based compensation	478	246	1,628	623
Adjusted EBITDA	$474	$431	$1,607	$1,872

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

Goodwill

We have recorded goodwill related to various business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to: sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors; and decline in overall market or economic conditions leading to a decline in our stock price.

Intangible Assets

Our intangible assets consist of customer relationships, developed technologies, trademark and trade names. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As a result of our recent three years of cumulative pretax income and the weight of all other positive and negative evidence, management determined that it is more likely than not that we will be able to realize $8,883,000 of our deferred tax assets. We released $7,487,000 of our valuation allowance at December 31, 2020. Forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain.

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

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. For the years ended December 31, 2021 and 2020, no dividends were declared or paid, therefore we have assumed a 0% dividend yield. In February 2022, we declared and paid a quarterly cash dividend of $0.005 per common share, therefore we will assume a dividend yield in future periods.

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

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications Services and Software Solutions. The information below is organized in accordance with our two reportable segments. Segment operating income is equal to segment net revenue less segment cost of service revenue, cost of software solution revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications Services	2021	2020
Service revenue	$17,102	$14,544
Product revenue	2,324	1,843
Total revenue	19,426	16,387
Operating expenses:
Cost of service revenue	5,104	3,837
Cost of product revenue	1,525	1,110
Selling and marketing	5,915	4,153
General and administrative	8,129	5,107
Research and development	1,396	1,189
Total operating expenses	22,069	15,396
Operating income/(loss)	(2,643)	991
Other income/(expense)	(70)	908
Income/(loss) before tax benefit	$(2,713)	$1,899

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Product revenue	368	440	701	815
Total revenue	4,507	4,767	5,026	5,126
Operating expenses:
Cost of service revenue	1,259	1,347	1,210	1,288
Cost of product revenue	225	286	461	553
Selling and marketing	1,279	1,508	1,487	1,641
General and administrative	2,216	2,167	1,763	1,983
Research and development	350	388	358	300
Total operating expenses	5,329	5,696	5,279	5,765
Operating loss	(822)	(929)	(253)	(639)
Other expense	(17)	(19)	(22)	(12)
Loss before tax benefit/(provision)	$(839)	$(948)	$(275)	$(651)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2020	2020	2020	2020
Service revenue	$3,488	$3,605	$3,654	$3,797
Product revenue	379	449	489	526
Total revenue	3,867	4,054	4,143	4,323
Operating expenses:
Cost of service revenue	970	908	946	1,013
Cost of product revenue	220	263	314	313
Selling and marketing	1,038	1,062	1,051	1,002
General and administrative	1,188	1,046	1,351	1,522
Research and development	270	244	326	349
Total operating expenses	3,686	3,523	3,988	4,199
Operating income	181	531	155	124
Other income/(expense)	(38)	(20)	(21)	987
Income before tax benefit/(provision)	$143	$511	$134	$1,111

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Service revenue	$17,102	$14,544	$2,558	18%

The increase in service revenue is due to an increase in telecommunications services of $2,170,000, an increase in fees, commissions, and other, recognized over time of $196,000, an increase in one time fees, commissions and other of $149,000, and an increase in sales-type lease interest of $43,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Product revenue	$2,324	$1,843	$481	26%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2021 and 2020. Backlog increased 6%, or $1,610,000 to $30,189,000 as of December 31, 2021 as compared to $28,579,000 as of December 31, 2020. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2021	$30,189
Cloud Telecommunications Services backlog as of December 31, 2020	$28,579

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Cost of service revenue	$5,104	$3,837	$1,267	33%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $947,000 as a result of an increase in customer support and implementation specialist headcount, an increase in bandwidth costs of $119,000, an increase in professional consulting services of $105,000, an increase in credit card processing fees of $51,000, an increase in fees directly related to the implementation of the new Crexendo VIP platform of $27,000, and an increase in other cost of service revenue of $18,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Cost of product revenue	$1,525	$1,110	$415	37%

The increase is primarily related to the increase in product revenue and an increase in device costs.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$5,915	$4,153	$1,762	42%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $1,041,000 related to expansion of our sales team and the addition of our chief revenue officer, an increase in commission expense of $346,000 directly related to the increase in revenue, an increase of $147,000 in amortization expense directly related to the Centric Telecom business acquisition customer relationships intangible asset, an increase in travel related costs and tradeshows of $86,000, an increase in sales leads and marketing material fees of $74,000, we incurred $55,000 in marketing related expenses for the rollout of our new Crexendo VIP platform, and an increase in $13,000 of other sales and marketing expense.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
General and administrative	$8,129	$5,107	$3,022	59%

The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages and benefits of $1,385,000 as a result of an increase in headcount, increase in stock compensation, and company-wide salary increases. We incurred $1,028,000 in acquisition related legal, accounting, and other professional services in connection with the NetSapiens acquisition. We invested $183,000 in costs related to maintaining and improving our data center, which includes outside consulting fees, new hardware and software licenses along with the associated depreciation, costs related to our disaster recovery failover solution, and other costs. We incurred $144,000 in costs related to the research and implementation of a new billing platform. There was an increase in the contingent consideration expense associated with the change in fair value of contingent consideration related to the earn-out for the Centric Telecom acquisition of $126,000. There was an increase in corporate insurance costs of $77,000, an increase in rent expense of $43,000, an increase in bank processing fees of $43,000, and an increase in other general and administrative expenses of $43,000, offset by a decrease in stock exchange listing fees of $50,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Research and development	$1,396	$1,189	$207	17%

The increase in research and development expenses is due to an increase in salaries, wages and benefits of $188,000 as a result of an increase in headcount as we continue to invest in our solution. We also incurred increased costs for maintenance on our mobile applications and other development costs of $20,000.

Other Income/(Expense)

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	2021	2020	Dollar Change	Percent Change
Other income/(expense)	$(70)	$908	$(978)	-108%

The decrease in other income is primarily related to the forgiveness of our PPP loan in 2020 of $1.0 million.

Operating Results of our Software Solutions Segment (in thousands):

	Year Ended December 31,
Software Solutions	2021	2020
Software solutions revenue	$8,666	$-
Operating expenses:
Cost of software solutions revenue	4,031	-
Selling and marketing	2,345
General and administrative	2,457	-
Research and development	-	-
Total operating expenses	8,833	-
Operating loss	(167)	-
Other expense	(30)	-
Loss before tax benefit	$(197)	$-

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2021	2021	2021	2021
Software solutions revenue	$-	$1,012	$3,784	$3,870
Operating expenses:
Cost of software solutions revenue	-	526	1,675	1,830
Selling and marketing	-	389	798	1,158
General and administrative	-	412	1,005	1,040
Research and development	-	-	-	-
Total operating expenses	-	1,327	3,478	4,028
Operating income/(loss)	-	(315)	306	(158)
Other expense	-	-	(19)	(11)
Income/(loss) before tax benefit/(provision)	$-	$(315)	$287	$(169)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fix, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Software solutions revenue	$8,666	$-	$8,666	$-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Cost of software solutions revenue	$4,031	$-	$4,031	$-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2021 and 2020. Backlog increased 100%, or $11,528,000 to $11,528,000 as of December 31, 2021 as compared to $0 as of December 31, 2020. Below is a table which displays the Software Solutions segment revenue backlog as of December 31, 2021 and 2020, which we expect to recognize as revenue within the next thirty-six months (in thousands):

Software Solutions backlog as of December 31, 2021	$11,528
Software Solutions backlog as of December 31, 2020	$-

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Selling and marketing	$2,345	$-	$2,345	$-

Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
General and administrative	$2,457	$-	$2,457	$-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of December 31, 2021 and 2020, we had cash and cash equivalents of $7,468,000 and $17,579,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$(1,006)	$647	$(1,653)	-255%

The net cash used for operations was primarily driven by our net loss for the year ended December 31, 2021 of $(2,664,000), of which $1,037,000 is associated with acquisition related expenses for the Centric Telecom and NetSapiens business acquisitions, an increase in prepaid expenses, an increase in income tax receivable, and a decrease in contract liabilities.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Net cash used in investing activities	$(9,867)	$(921)	$(8,946)	971%

During the year ended December 31, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of contingent consideration, which was paid out after the earn-out period was over in the fourth quarter of 2021. On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over two Million end users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

For the year ended December 31, 2020, net cash used in investing activities related to cash used for capital expenditures, primarily for the cash portion of the purchase of the Company’s corporate office building of $500,000. The remaining $2,000,000 of the purchase price was financed through a note payable with a bank. The Company also paid $176,000 under the DoubleHorn customer relationships asset purchase agreement during the year ended December 31, 2020.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
Net cash provided by financing activities	$650	$13,673	$(13,023)	-95%

Net cash provided by financing activities in the year ended December 31, 2021, primarily relates to cash proceeds from the exercise of stock options of $1,729,000 offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $163,000, and contingent consideration payment of $746,000 related to the Centric business acquisition. Net cash provided by financing activities in the nine months ended September 30, 2020, primarily relates to $8,778,000 of proceeds from the issuance of common stock in connection with an offering and $1,001,000 of cash received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The loan was forgiven in December 2020. We also received cash from the exercise of stock options of $2,043,000.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CREXENDO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Crexendo, Inc.

Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as hard goods and related services that are sold with telephony contracts.
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•	We gained an understanding of internal controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the relative selling value.
•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and relative selling price.
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

Income Taxes — Valuation Allowances on Deferred Tax Assets — Refer to Note 14 to the Financial Statements

Critical Audit Matter Description

The Company’s consolidated net deferred tax asset historically included a full valuation allowance, primarily related to the deferred tax assets established for U.S. net operating loss carryforwards. Management records valuation allowances to reduce the carrying value of deferred tax assets to amounts that are more likely than not to be realized. Management assesses existing deferred tax assets by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of past, current and estimated future taxable income, reversals of temporary differences and establishment of tax planning strategies. For the year-ended December 31, 2021, the Company recorded a deferred tax asset of $7,001,000.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate the valuation allowances on deferred tax assets, among others, included the following:

•	We gained an understanding of internal controls related to the valuation allowances on deferred tax assets, including controls over the review of management’s analysis by jurisdiction of cumulative income (loss).
•	We tested the underlying historical data used in calculating the cumulative income (loss).
•	We assessed effects of other events, including past Company transactions.
•	We tested management’s estimate of future taxable income, which included evaluating the reasonableness of significant assumptions and appropriateness of available tax planning strategies.
•	Utilized professionals with specialized skill and knowledge to assist in evaluating management’s analysis, including cumulative income (loss) as well as the reasonableness of the estimates.

Business Combinations – Valuation of Intangible Assets — Refer to Note 4 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisitions of Centric Telecom, Inc. and NetSapiens, Inc. for $3,255,000 and $49,062,000, respectively, (collectively referred to as the “Acquisitions”) and accounted for as business combinations. The acquired intangible assets included trademarks, technology and customer relationships valued at $400,000, $4,900,000 and $18,000,000, respectively. The Company recorded the acquired intangible assets at fair value on the date of acquisition considering a discounted cash flow methodology, a cost approach and relief from royalty method. The methods used to estimate the fair value of acquired intangible assets involve assumptions. The assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in the Acquisitions is a critical audit matter are (1) there was a degree in significant auditor judgement and subjectivity in applying procedures to the fair value of the intangible assets acquired due to the judgment by management when developing estimates and (2) audit effort was required relating to the estimates, projections, discount rates, and weighted average cost of capital utilized by the Company. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate the valuation of intangible assets included the following:

•	We read the purchase agreements used in the underlying acquisitions and utilized by the Company to allocate the purchase price.
•	We obtained the valuation reports prepared by management’s third-party expert.
•	Utilized professionals with specialized skill and knowledge to evaluate the reasonableness of the methodology, assumptions, including the discount rate and weighted average cost of capital, as compared to their experience and publically available market data.
•	Considered the reasonableness of the overall allocation of the total purchase price.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2016.

Pittsburgh, PA

March 21, 2022

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$7,468	$17,579
Restricted cash	-	100
Trade receivables, net of allowance for doubtful accounts of $72 as of December 31, 2021 and $21 as of December 31, 2020	2,177	538
Contract assets	261	159
Inventories	231	504
Equipment financing receivables	332	286
Contract costs	648	421
Prepaid expenses	358	190
Income tax receivable	11	4
Other current assets	74	-
Total current assets	11,560	19,781

Long-term equipment financing receivables, net	942	906
Property and equipment, net	2,989	2,734
Deferred income tax assets, net	986	6,054
Operating lease right-of-use assets	532	1
Intangible assets, net	22,161	252
Goodwill	36,972	272
Contract costs, net of current portion	697	549
Other long-term assets	313	156
Total Assets	$77,152	$30,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$476	$56
Accrued expenses	4,904	1,628
Finance leases	110	29
Notes payable	1,873	71
Operating lease liabilities	447	1
Income tax payable	24	-
Contract liabilities	2,738	778
Total current liabilities	10,572	2,563

Contract liabilities, net of current portion	290	450
Finance leases, net of current portion	193	55
Notes payable, net of current portion	-	1,873
Operating lease liabilities, net of current portion	164	-
Total liabilities	11,219	4,941

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 22,054,239 shares issued and outstanding as of December 31, 2021 and 17,983,177 shares issued and outstanding as of December 31, 2020	22	18
Additional paid-in capital	118,432	75,834
Accumulated deficit	(52,533)	(50,088)
Accumulated other comprehensive income	12	-
Total stockholders' equity	65,933	25,764

Total Liabilities and Stockholders' Equity	$77,152	$30,705

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share and share data)

	Year Ended December 31,
	2021	2020
Service revenue	$17,102	$14,544
Software solutions	8,666	-
Product revenue	2,324	1,843
Total revenue	28,092	16,387

Operating expenses:
Cost of service revenue	5,104	3,837
Cost of software solutions	4,031	-
Cost of product revenue	1,525	1,110
Selling and marketing	8,260	4,153
General and administrative	10,586	5,107
Research and development	1,396	1,189
Total operating expenses	30,902	15,396

Income/(loss) from operations	(2,810)	991

Other income/(expense):
Interest income	1	3
Interest expense	(84)	(76)
Extinguishment of PPP debt	-	1,007
Other income/(expense), net	(17)	(26)
Total other income/(expense), net	(100)	908

Income/(loss) before income tax	(2,910)	1,899

Income tax benefit	465	6,041

Net income/(loss)	$(2,445)	$7,940

Earnings per common share:
Basic	$(0.12)	$0.50
Diluted	$(0.12)	$0.46

Weighted-average common shares outstanding:
Basic	20,275,691	15,767,874
Diluted	20,275,691	17,420,476

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2021	2020
Net income/(loss)	$(2,445)	$7,940
Other comprehensive income/(loss), net of tax
Foreign currency translation gain	12	-
Total other comprehensive income	12	-
Comprehensive income/(loss)	$(2,433)	$7,940

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	14,884,755	$15	$62,400	$(58,028)	4,387
Share-based compensation	-	-	623	-	623
Vesting of restricted stock units	51,606	-	-	-	-
Issuance of common stock for exercise of stock options	876,816	1	2,042	-	2,043
Issuance of common stock in connection with an offering	2,170,000	2	10,769	-	10,771
Net income	-	-	-	7,940	7,940
Balance, December 31, 2020	17,983,177	18	75,834	(50,088)	25,764
Share-based compensation	-	-	1,628	-	1,628
Vesting of restricted stock units	54,510	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	12	12
Issuance of common stock for exercise of stock options	872,581	1	1,728	-	1,729
Taxes paid on the net settlement of stock options	-	-	(163)	-	(163)
Issuance of common stock in connection with business acquisitions	3,143,971	3	39,405	-	39,408
Net loss	-	-	-	(2,445)	(2,445)
Balance, December 31, 2021	22,054,239	$22	$118,432	$(52,521)	$65,933

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,445)	$7,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626	258
Deferred tax asset	(499)	(6,054)
Extinguishment of PPP debt	-	(1,001)
Share-based compensation	1,628	623
Changes in assets and liabilities:
Trade receivables	(501)	(152)
Contract assets	(102)	(137)
Equipment financing receivables	(82)	(488)
Inventories	285	(122)
Contract costs	(270)	(155)
Prepaid expenses	(92)	(49)
Income tax receivable	(7)	-
Other assets	245	(50)
Accounts payable and accrued expenses	(245)	20
Income tax payable	24	-
Contract liabilities	(571)	14
Net cash provided by/(used for) operating activities	(1,006)	647

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(101)	(745)
Acquisition of customer relationships, developed technology, and trademarks and trade name	(9,766)	(176)
Net cash used for investing activities	(9,867)	(921)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(746)	(54)
Repayments made on finance leases	(99)	(32)
Proceeds from notes payable	-	1,001
Repayments made on notes payable	(71)	(56)
Proceeds from exercise of options	1,729	2,043
Proceeds from issuance of common stock	-	10,771
Taxes paid on the net settlement of stock options	(163)	-
Net cash provided by financing activities	650	13,673
Effect of exchange rate changes on cash	12	-

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10,211)	13,399

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE YEAR	17,679	4,280

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE YEAR	$7,468	$17,679

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(15)	$(12)
Interest expense	$(84)	$(70)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$346	$-
Stock issued in connection with the merger with NetSapiens	$16,942	$-
Stock options issued in connection with the merger with NetSapiens	$22120	$-
Property and equipment financed through finance leases	$273	$-
Prepaid assets financed through finance leases	$14	$-
Purchase of property and equipment with a note payable	$-	$2,000
Adjustment to intangible assets and contingent consideration of customer relationship asset acquisition	$-	$(121)
Extinguishment of PPP debt	$-	$(1,001)

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

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the year ended December 31, 2021 and 2020, we recorded foreign currency translation gains/(losses) of $12,000, and $0, respectively, in our statements of comprehensive income (loss).

 Cash and Cash Equivalents –  We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and 2020, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $6,573,000 and $17,175,000, respectively.

Restricted Cash – We classified $0 and $100,000 as restricted cash as of December 31, 2021 and 2020, respectively. Cash is restricted for compensating balance requirements on purchasing card agreements. As of December 31, 2021 and 2020, we had restricted cash in financial institutions in excess of federally insured limits in the amount of $0 and $100,000, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$7,468	$17,579
Restricted cash	-	100
Total cash, cash equivalents, and restricted cash shown in the
consolidated statement of cash flows	$7,468	$17,679

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,345,000 and $970,000 at December 31, 2021 and December 31, 2020, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the years ended December 31, 2021 and 2020, the Company amortized $869,000 and $505,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2021 and 2020.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For the years ended December 31, 2021 and 2020, actual warranty costs were approximately 1.9% and 1.6% of prior year net product revenue, respectively. The annual warranty provision for the year ended December 31, 2021 and 2020 was approximately 1.9% and 1.8% of current year net product revenue, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2021 and 2020. No customer accounted for 10% or more of our total trade receivables as of December 31, 2021 and one telecommunications services customer accounted for 11% of total trade accounts receivable as of December 31, 2020.

Recently Adopted Accounting Pronouncements – In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)–Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We adopted this guidance in October 2021 an applied the amendment to all business combinations that occurred during the year ended December 31, 2021.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

2. Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 18.

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

Year Ended December 31, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,324	$-	$2,324
Equipment financing revenue	266	-	266
Telecommunications services	14,764	-	14,764
Fees, commissions, and other, recognized over time	1,661	-	1,661
One time fees, commissions and other	411	-	411
Software licenses	-	2,712	2,712
Subscription maintenance and support	-	5,384	5,384
Professional services and other	-	570	570
	$19,426	$8,666	$28,092
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,684	$5,384	$8,068
Products, services, and fees transferred over time	16,742	3,282	20,024
	$19,426	$8,666	$28,092

Year Ended December 31, 2020	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,843	$-	$1,843
Equipment financing revenue	223	-	223
Telecommunications services	12,594	-	12,594
Fees, commissions, and other, recognized over time	1,523	-	1,523
One time fees, commissions and other	204	-	204
	$16,387	$-	$16,387
Timing of revenue recognition
Products and fees recognized at a point in time	$2,047	$-	$2,047
Services and fees transferred over time	14,340	-	14,340
	$16,387	$-	$16,387

Contract balances

 The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,	December 31,
(In thousands)	2021	2020
Receivables, which are included in Trade receivables, net of allowance
for doubtful accounts	$2,177	$538
Contract assets	261	159
Contract liabilities	3,028	1,228

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2021		December 31, 2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,137)	$-	$(976)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,937	-	990
Transferred to receivables from contract assets recognized at the beginning of the period	(60)	-	(21)	-
Increase due to additional unamortized discounts	162	-	158	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Desktop devices	$172	-	-	-	-	$172
Telecommunications services	$12,421	8,321	5,523	3,015	725	$30,005
Software Solutions	$6,789	3,266	1,056	417	-	$11,528
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

 Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2021	2020
Net income/(loss) (in thousands) (A)	$(2,445)	$7,940

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	20,275,691	15,767,874
Dilutive effect of stock-based awards	-	1,652,602
Diluted weighted-average outstanding shares of common stock (C)	20,275,691	17,420,476

Earnings per common share:
Basic (A/B)	$(0.12)	$0.50
Diluted (A/C)	$(0.12)	$0.46

For the years ended December 31, 2021 and 2020, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive.

	Year Ended December 31,
	2021	2020
Stock options	924,742	186,811

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

(in thousands)	Initial Valuation	Adjustments	December 31, 2021
Consideration:
Cash	$10,000		$10,000
Common stock	16,942		16,942
Stock options	22,120		22,120
Total consideration	$49,062		$49,062

The acquisition was accounted for under the acquisition method of accounting and the operating results of NetSapiens have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to NetSapiens net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the customer relationships, developed technology, and trademark and trade name of the acquired business and expected synergies at the time of the acquisition.

We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities. The following table presents the final allocation of the purchase price for NetSapiens and adjustments made during the period ended December 31, 2021 (in thousands):

	Initial Valuation	Adjustments		December 31, 2021
Total purchase price	$49,062			$49,062
Cash	1,658	739	(b)	2,397
Accounts receivables	846	107	(f)	953
Prepaid expenses	57			57
Contract cost	-	105	(f)	105
Other assets	319	4	(c)	323
Property, plant & equipment	62	(2	)(c)	60
Right to use assets	551	4	(d)	555
Deferred tax assets	2,829	(2,829	)(g)	-
Intangible assets acquired (FV)	21,520	(420	)(a)	21,100
Long-term trade receivables, net of current	-	63	(f)	63
Other long-term assets	84	5	(c)	89
Total identifiable assets	27,926			25,702

Accounts payable	438	69	(c)	507
Accrued expenses	2,412	817	(b)(c)	3,229
Contract liability	1,475	732	(e)(f)	2,207
Operating lease liability	379	17	(d)	396
Direct financing liability	17	(17	)(d)	-
Contract liability, net of current portion	629	(629	)(e)	-
Direct financing liability, net of current portion	29	(29	)(d)	-
Operating lease liability, net of current portion	219	30	(d)	249
Deferred tax liability	-	5,033	(g)	5,033
Total liabilities assumed	5,598			11,621
Total goodwill	$26,734	8,247		$34,981

______________

(a) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the customer relationships, developed technology, and Trademarks and trade name intangible assets, with the assistance of an independent third-party valuation firm based on facts and circumstances that existed as of the acquisition date. The adjustment to customer relationships, developed technology, and addition of trademarks and trade name intangible assets was a decrease in the fair value of the intangible asset of $420,000, and an increase to goodwill of $420,000.  As a result of the adjustments to the provisional amounts and estimated useful lives of intangible assets, during the fourth quarter the Company recognized $59,000 less amortization expense in cost of software solutions, $98,000 additional amortization expense in sales and marketing, and $37,000 additional amortization expense in general and administrative in the current period related to the effects that would have been recognized in previous quarters if the measurement period adjustment was recognized as of the date of acquisition.

(b) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the delayed settlement of pre-acquisition liabilities resulted in an increase in opening balance sheet cash and accrued liabilities of $739,000, with no impact on goodwill.

(c) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to revisions to our estimates for various assets acquired and liabilities assumed resulting in an increase of $9,000 to assets acquired and a increase in liabilities assumed of $147,000 and an increase to goodwill of $140,000.

(d) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the adoption of ASC 842, resulting in the reclassification of direct financing lease liabilities as operating lease liabilities, and an increase of $4,000 to the right to use assets balance and an increase of $1,000 to the operating lease liability and a decrease to goodwill of $3,000.

(e) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to revisions to our preliminary estimate of contract liabilities, net of current portion, which were determined to be current liabilities and have been reclassified as current contract liabilities with no impact on goodwill.

(f) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the retroactive adoption of ASC 606, resulting in the recording of contract cost of $105,000, an increase to current and long-term accounts receivables of $170,000, an increase in contract liabilities of $103,000 and a decrease to goodwill of $172,000.

(g) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to recording of a valuation allowance on the deferred tax assets of $2,829,000, and recording a deferred tax liability of $5,033,000 for the intangible assets acquired and a increase to goodwill of $7,862,000.

The fair values of the customer relationships, developed technology, and trademark and trade name were established based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The customer relationships was valued using the multi-period excess earnings method. The Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships, developed technology, and trademarks and trade names acquired are as follows: weighted average cost of capital of 11.0%, tax rate of 25.0%, and estimated economic life of 16 years.

The developed technology and trademarks and trade name were valued using the relief from royalty methodology. The relief-from-royalty method was used to value the developed technology and trademarks and trade name acquired from NetSapiens. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the developed technology are as follows: royalty rate of 7%, discount rate of 11.0%, tax rate of 25% and estimated average economic life of 6 years. The key assumptions used in valuing the existing trademarks are as follows: royalty rate of 1.0%, discount rate of 11.0%, tax rate of 25% and estimated average economic life of 4 years.

The following unaudited pro forma information presents our consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Year Ended December 31, (Unaudited, in thousands)
	2021	2020
Revenues	$33,408	$27,837
Net income/(loss)	(13,692)	7,761
Earnings per share	$(0.64)	$0.41

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated NetSapiens, Inc. as of January 1, 2020.

Acquisition related expenses incurred by us in connection with the NetSapiens acquisition of $970,000 for the year ended December 31, 2021, are recorded within general and administrative expenses in our consolidated statements of operations.

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

(in thousands)	Initial Valuation	Adjustments	December 31, 2021
Consideration:
Cash	$2,163		$2,163
Common stock	346		346
Contingent consideration	746		746
Total consideration	$3,255		$3,255

The acquisition was accounted for under the acquisition method of accounting and the operating results of Centric Telecom have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Centric Telecom’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the customer relationships of the acquired business and expected synergies at the time of the acquisition.

We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities. The following table presents the final allocation of the purchase price for Centric Telecom and adjustments made during the period ended December 31, 2021 (in thousands):

	Initial Valuation	Adjustments		December 31, 2021
Total purchase price	$3,255			$3,255
Cash	7			7
Accounts receivables	122			122
Prepaid expenses	4			4
Inventory	12			12
Other assets	12			12
Property, plant & equipment	57			57
Right to use assets	134			134
Intangible assets acquired (FV)	2,238	(38	)(a)	2,200
Other long-term assets	44			44
Total identifiable assets	2,630			2,592

Accounts payable	26			26
Accrued expenses	187	8	(b)	195
Contract liability	147			147
Operating lease liability	118	16	(c)	134
Direct financing liability	20			20
Deferred tax liability	-	534	(d)	534
Total liabilities assumed	498			1,056
Total goodwill	$1,123	596		$1,719

_______________

(a) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the customer relationships intangible asset, with the assistance of an independent third-party valuation firm based on facts and circumstances that existed as of the acquisition date. The adjustment to customer relationships intangible asset was a decrease in the fair value of the intangible asset of $38,000, and an increase to goodwill of $38,000. As a result of the adjustments to the provisional amounts and estimated useful lives of intangible assets, during the fourth quarter the Company recognized $16,000 less amortization expense in sales and marketing in the current period related to the effects that would have been recognized in previous quarters if the measurement period adjustment was recognized as of the date of acquisition.

(b) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to recording of pre-acquisition liabilities and resulted in an increase to accrued liabilities of $8,000 and an increase to goodwill of $8,000.

(c) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the adoption of ASC 842, resulting in an increase of $16,000 to the operating lease liability and an increase to goodwill of $16,000.

(d) During the fourth quarter of 2021, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due recording a deferred tax liability of $534,000 for the intangible assets acquired and an increase to goodwill of $534,000.

The fair values of the customer relationships was established based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The customer relationships was valued using the multi-period excess earnings method. The Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: weighted average cost of capital of 14.0%, tax rate of 25.0%, and estimated economic life of 15 years.

Acquisition related expenses incurred by us in connection with the Centric Telecom acquisition of $67,000 for the year ended December 31, 2021, are recorded within general and administrative expenses in our consolidated statements of operations.

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2021	2020
Gross trade receivables	$2,249	$559
Less: allowance for doubtful accounts	(72)	(21)
Trade receivables, net	$2,177	$538

Current trade receivables, net	$2,177	$538
Long-term trade receivables, net	-	-
Trade receivables, net	$2,177	$538

6. Prepaid Expenses

 Prepaid expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid corporate insurance	$90	$53
Prepaid software services and support	160	20
Prepaid employee insurance premiums	9	71
Nasdaq Listing Fee	15	-
Other prepaid expenses	84	46
Total prepaid assets	$358	$190

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	2021	2020
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,854	1,407
Computer software	576	526
Internal-use software	14	14
Furniture and fixtures	75	29
Vehicles	74	-
Leasehold improvements	7	-
Less: accumulated depreciation	(2,111)	(1,742)
Total property and equipment, net	$2,989	$2,734

Depreciation expense is included in general and administrative expenses and totaled $235,000 and $166,000 for the years ended December 31, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,073	$(1,619)	$17,454	$1,171	$(919)	$252
Developed technologies	4,900	(528)	4,372	-	-	-
Trademark and trade names	400	(65)	335	-	-	-
Total acquired intangible assets	$24,472	$(2,311)	$22,161	$1,171	$(919)	$252

As of December 31, 2021, the weighted average remaining useful life for customer relationships was 15.1 years, developed technologies was 5.4 years, and trademarks and trade names was 3.4 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $723,000 and $92,000 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $528,000 and $0 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $140,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

On June 1, 2021, the Company acquired $21,100,000 in intangible assets in connection with the NetSapiens business acquisition. On January 14, 2021, the Company acquired $2,200,000 in intangible assets in connection with the Centric Telecom business acquisition. During the year ended December 31, 2020, we reduced our customer relationships intangible assets by $121,000 due to an adjustment to the total consideration payable under the DoubleHorn customer relationships asset purchase agreement.

As of December 31, 2021, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2022	$2,199
2023	2,147
2024	2,057
2025	1,929
2026 and thereafter	13,829
Total	$22,161

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2020	$272
Centric Telecom business acquisition	1,719
NetSapiens business acquisition	34,981
Balance at December 31, 2021	$36,972

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued wages and benefits	$1,188	$513
Accrued accounts payable	609	505
Accrued sales and telecommunications taxes	2,487	438
Product warranty liability	50	33
Income tax payable	10	-
Other	560	139
Total accrued expenses	$4,904	$1,628

The changes in aggregate product warranty liabilities for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2020	$37
Accrual for warranties	33
Adjustments related to pre-existing warranties	(10)
Warranty settlements	(27)
Balance at December 31, 2020	33
Accrual for warranties	50
Adjustments related to pre-existing warranties	1
Warranty settlements	(34)
Balance at December 31, 2021	$50

Product warranty expense is included in cost of product revenue and totaled $51,000 and $23,000 for the years ended December 31, 2021 and 2020, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	December 31,
	2021	2020
Notes payable	$1,873	$1,944
Less: current notes payable	(1,873)	(71)
Notes payable, net of current portion	$-	$1,873

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by the office building. At December 31, 2021, we were in default of our basic fixed charge coverage ratio and we have classified the note payable as current on our balance sheet.

As of December 31, 2021, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2022	$1,873
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$1,873

11. Fair Value Measurements

We have financial instruments as of December 31, 2021 and 2020 for which the fair value is summarized below (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$2,177	$2,177	$538	$538
Equipment financing receivables	1,274	1,274	1,192	1,192
Liabilities:
Finance leases	$303	$303	$84	$84
Notes payable	1,873	1,873	1,944	1,944

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of December 31, 2021 and 2020.

In January 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. Upon completion of the earn-out period in October 2021, the Company paid out $746,000 of contingent consideration and additional consideration of $126,000 based on revenue target achievements, which was recorded as general and administrative expenses for the year ended December 31, 2021. During the year ended December 31, 2020, the Company reduced the contingent consideration to be paid based on the completion of the earn-out period by $121,000 and recognized a reduction in the cost of the assets acquired in the DoubleHorn asset acquisition. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2021 and 2020 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2020	$175
Cash payments	(54)
Adjustment	(121)
Balance at December 31, 2020	$-
Additions	746
Cash payments	(746)
Adjustment	-
Balance at December 31, 2021	$-

12. Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2021 were as follows:

Stock-based compensation plans:
Outstanding option awards	7,047,550
Available for future grants	5,764,231
12,811,781

13. Stock-Based Compensation

 We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 12,811,781 shares to eligible employees, consultants, and directors. As of December 31, 2021, we had 5,764,231 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average fair value of options granted	$0.65	$3.66
Expected volatility	13%	84%
Expected life (in years)	0.81	4.30
Risk-free interest rate	0.14%	0.37%
Expected dividend yield	0.00%	0.00%

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

The following table summarizes the stock option activity under the plans for the years ended December 31, 2021 and 2020:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2020	3,189,160	$2.60	3.5 years	$1,007
Granted	612,000	5.91
Exercised	(884,974)	2.35
Cancelled/forfeited	(30,725)	4.43
Outstanding at December 31, 2020	2,885,461	3.36	3.0 years	10,310
Granted	5,349,828	-
Exercised	(1,142,330)	-
Cancelled/forfeited	(104,116)	-
Outstanding at December 31, 2021	6,988,843	2.40	4.5 years	19,829
Shares vested and expected to vest	6,836,480	2.40	4.5 years	19,819
Exercisable as of December 31, 2021	5,917,757	1.74	4.0 years	19,763
Exercisable as of December 31, 2020	2,242,314	2.74	2.1 years	9,400

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020, was $2,894,000 and $3,061,000, respectively.

As of December 31, 2021, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $3,987,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.3 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding:

	Years Ended December 31,
	2022	2023	2024
RSUs with service-based vesting conditions	32,071	7,067	-

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2021 and 2020:

	Number of	Weighted-Average
	Units	Fair Value
Outstanding at January 1, 2020	65,008	$2.25
Granted	100,500	4.25
Vested/released	(51,606)	3.16
Cancelled/forfeited	(13,391)	3.38
Outstanding at December 31, 2020	100,511	3.63
Granted	-	-
Vested/released	(56,480)	3.33
Cancelled/forfeited	(4,893)	3.79
Outstanding at December 31, 2021	39,138	4.05

There were no RSUs granted during the year ended December 31, 2021 and the weighted-average grant-date fair value of RSUs granted year ended December 31, 2020 was $4.25.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2021 and 2020 was $341,000 and $325,000 respectively.

As of December 31, 2021, the total future compensation expense related to non-vested RSUs not yet recognized in the consolidated statements of operations was approximately $150,000 and the weighted-average period over which these awards are expected to be recognized is approximately 1.2 years.

 The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Share-based compensation expense by type:
Stock options	$1,441	$453
Restricted stock units	187	170
Total cost related to share-based compensation expense	$1,628	$623
Share-based compensation expense by financial statement line item:
Cost of revenue	$154	$82
Research and development	125	71
Selling and marketing	271	88
General and administrative	1,078	382
Total cost related to share-based compensation expense	$1,628	$623

 The tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2021 and 2020 was $178,000 and $507,000, respectively.

14. Income Taxes

The income tax benefit/(expense) consisted of the following for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Current income tax expense:
Federal	$-	$-
State and local	(35)	(13)
Current income tax expense	(35)	(13)

Deferred income tax benefit:
Federal	114	4,708
State and local	386	1,346
Deferred income tax benefit	500	6,054

Total income tax benefit/(provision)	$465	$6,041

The income tax provision attributable to income before income tax benefit for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 21%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020
U.S. federal statutory income tax benefit/(expense)	$611	$(399)
Increase in income tax benefit resulting from:
State and local income tax benefit/(expense), net of federal effect	227	(1,878)
Change in the valuation allowance for net deferred income tax assets	(231)	7,487
Stock-based compensation	71	626
Other, net	(213)	205
Income tax benefit	$465	$6,041

As of December 31, 2021 and 2020, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Accrued expenses	$242	$110
Deferred revenue	722	318
Net operating loss carry-forwards	7,230	5,485
Stock-based compensation	178	507
Other	127	285
Subtotal	8,499	6,705
Valuation allowance	(1,498)	(61)
Total deferred income tax assets	7,001	6,644

Deferred income tax liabilities:
Property and equipment	(31)	(6)
Prepaid expenses and other	(445)	(584)
Intangible assets	(5,539)	-
Total deferred income tax liabilities	(6,015)	(590)

Net deferred income tax assets (liabilities)	$986	$6,054

As of December 31, 2021, we had NOL and research credit carry-forwards for U.S. federal income tax reporting purposes of approximately $27,013,000 and $66,000, respectively. $18,394,000 of the NOLs will begin to expire in 2031 through 2037, and the remaining $8,619,000 of the NOLs will not expire.  The research tax credit will begin to expire in 2039 through 2040.  Approximately $5,323,000 of the NOL carryforwards and $66,000 of the research credit carryforwards relate to the NetSapiens and Centric acquisitions.  These NOLs and research credits carryforwards are subject to the change in ownership rules and limitations under Section 382 discussed below.  The Company is in the process of determining what, if any, of these NOL and research credit carryforwards will be available to offset future taxable income.  With this uncertainty into the utilization of these deferred tax assets we have recorded a valuation allowance of $1,184,000 related to the acquired NOLs and research credits. A valuation allowance of $1,498,000 and $61,000 was recorded against our gross deferred tax asset balance as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, we recorded a release of the valuation allowance of $7,487,000, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2021, management reviewed the weight of all the positive and negative evidence available. Management reviewed positive evidence such as achievement of three years of cumulative pretax income in the U.S. federal tax jurisdiction, projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2021 the Company has three years of cumulative pretax income, the achievement of three years of cumulative pretax income is objectively verifiable positive evidence and is considered significant positive evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Management utilized historical objectively verifiable revenue growth trends and operating expense trends as assumptions for projections of future pretax income and determined that the Company would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. The combination of three years of cumulative pretax income and projections of future pretax income was considered significant positive evidence. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2031 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $7,001,000 are realizable.

We also have state NOL and research and development credit carry-forwards of approximately $25,505,000 and $61,000, which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.  The company has recorded a valuation allowance of $61,000 against the research and development credit carryforward.

We also have foreign NOL carryforwards of approximately $1,101,000 which will expire on various dates as set forth in the rules of the various countries to which the carryforwards relate.  Due to the uncertainty on the Company’s ability to utilize these NOL carryforwards the company has recorded a valuation allowance against these NOL carryovers of $253,000.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2021 and 2020 were as follows (in thousands):

Balance as of January 1, 2020	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2020	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2021	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2021 and 2020, respectively.

Our U.S. federal income tax returns for fiscal 2018 through 2021 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2017.

15. Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We lease office space, data center colocation space, other assets, and office equipment under operating leases. We lease data center equipment, including maintenance contracts and vehicles under finance leases.

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

We previously leased our corporate office building in Tempe, Arizona from a Company that is owned by the major shareholder and CEO of the Company. The building was purchased on January 27, 2020 and the lease was cancelled. Amortization of the ROU assets and operating lease liabilities for the years ended December 31, 2021 and 2020 was $0 and $0, respectively. Rental expense incurred on operating leases for the years ended December 31, 2021 and 2020 was approximately $0 and $25,000, respectively.

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021. The operating lease contained customary escalation clauses. Rental expense for the years ended December 31, 2021 and 2020 was approximately $56,000 and $0, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2021 and 2020 was approximately $22,000 and $0, respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2021 and 2020 was approximately $210,000 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2024 and the interest rates range from 2.81% to 13.00%. The expense is included in cost of product expenses and totaled approximately $63,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2022. Rental expense for the years ended December 31, 2021 and 2020 was approximately $83,000 and $0, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements. One vehicle lease ended in 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $311,000 and $84,000 as of December 31, 2021 and 2020, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486,000 and $129,000 as of December 31, 2021 and 2020, respectively. Related accumulated depreciation totaled $167,000 and $67,000 as of December 31, 2021 and 2020, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $3,000 and $9,000 for the years ended December 31, 2021 and 2020, respectively. The interest rates on the finance lease obligations range from 1.37% and 6.7% and interest expense was $8,000 and $7,000 for the years ended December 31, 2021 and 2020, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2021 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022	$462	$114
2023	58	96
2024	44	76
2025	-	22
2026	-	3
Total minimum lease payments	564	311
Less: amount representing interest	(32)	(8)
Present value of minimum lease payments	$532	$303

Lease term and discount rate	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.6
Finance leases	3.0
Weighted-average discount rate
Operating leases	10.1%
Finance leases	3.0%

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95
Operating cash flows from finance leases	3
Financing cash flows from finance leases	99

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $204,000 and $0 for the years ended December 31, 2021 and 2020, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Gross financing receivables	$1,822	$1,774
Less: unearned income	(548)	(582)
Financing receivables, net	1,274	1,192
Less: current portion of finance receivables, net	(332)	(286)
Finance receivables due after one year	$942	$906

Future minimum lease payments as of December 31, 2021, consisted of the following:

Year ending December 31,	Lease Receivables
2022	$669
2023	563
2024	381
2025	164
2026 and thereafter	43
Gross equipment financing receivables	1,820
Less: unearned income	(546)
Equipment financing receivables, net	$1,274

16. Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements and have in place annual target incentive bonuses, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Under our 2021 Profit Sharing Plan, incentive bonuses for all of the participants, including the participating officers excluding the CEO, are determinable based upon three measures of corporate financial performance. The three performance target are; (a) the revenue for the year ended December 31, 2021 must exceed the budgeted revenue approved by the Board; (b) Adjusted EBITDA must exceed the budgeted Adjusted EBITDA approved by the board; (c) the stock price as of December 31, 2021 must exceed target stock price approved by the board. Each performance target is equal to one-third of the annual incentive bonuses. For the year ended December 31, 2021, the Company achieved one of the three performance targets and $175,000 of the annual incentive bonuses was included in accrued expenses in the accompanying balance sheet as of December 31, 2021.

17. Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2021 and 2020, we contributed approximately $178,000 and $156,000 to the retirement savings plan, respectively.

18. Segments

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

	Year Ended December 31,
	2021	2020
Revenue:
Cloud telecommunications service	$19,426	$16,387
Software solutions	8,666	-
Consolidated revenue	28,092	16,387

Income/(loss) from operations:
Cloud telecommunications services	(2,643)	991
Software solutions	(167)	-
Total operating income/(loss)	(2,810)	991
Other income/(expense), net:
Cloud telecommunications services	(70)	908
Software solutions	(30)	-
Total other income/(expense), net	(100)	908
Income/(loss) before income tax benefit:
Cloud telecommunications services	(2,713)	1,899
Software solutions	(197)	-
Income/(loss) before income tax benefit	$(2,910)	$1,899

Depreciation and amortization was $438,000 and $249,000 for the Cloud telecommunications services segment for the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization was $1,189,000 and $0 for the Software solutions segment for the years ended December 31, 2021 and 2020, respectively.

Interest income was $1,000 and $3,000 for the cloud telecommunications services segment for the years ended December 31, 2021 and 2020, respectively. Interest income was $0 and $0 for the software solutions segment for the years ended December 31, 2021 and 2020, respectively.

Interest expense was $84,000 and $76,000 for the cloud telecommunications services segment for the years ended December 31, 2021 and 2020, respectively. Interest expense was $0 and $0 for the software solutions segment for the years ended December 31, 2021 and 2020, respectively.

19. Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Software solutions revenue	-	1,012	3,784	3,870
Product revenue	368	440	701	815
Total revenue	4,507	5,779	8,810	8,996
Operating expenses:
Cost of service revenue	1,259	1,347	1,210	1,288
Cost of software solutions revenue	-	526	1,675	1,830
Cost of product revenue	225	286	461	553
Selling and marketing	1,279	1,897	2,285	2,799
General and administrative	2,216	2,579	2,768	3,023
Research and development	350	388	358	300
Total operating expenses	5,329	7,023	8,757	9,793
Income/(loss) from operations	(822)	(1,244)	53	(797)
Total other income/(expense), net	(17)	(19)	(41)	(23)
Income/(loss) before income taxes	(839)	(1,263)	12	(820)
Income tax benefit/(provision)	124	260	(137)	218
Net loss	$(715)	$(1,003)	$(125)	$(602)

Basic earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)
Diluted earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2020	2020	2020	2020
Service revenue	$3,488	$3,605	$3,654	$3,797
Product revenue	379	449	489	526
Total revenue	3,867	4,054	4,143	4,323
Operating expenses:
Cost of service revenue	970	908	946	1,013
Cost of product revenue	220	263	314	313
Selling and marketing	1,038	1,062	1,051	1,002
General and administrative	1,188	1,046	1,351	1,522
Research and development	270	244	326	349
Total operating expenses	3,686	3,523	3,988	4,199
Income from operations	181	531	155	124
Total other income/(expense), net	(38)	(20)	(21)	987
Income before income taxes	143	511	134	1,111
Income tax benefit/(provision)	(3)	(3)	(3)	6,050
Net income	$140	$508	$131	$7,161

Basic earnings per common share (1)	$0.01	$0.03	$0.01	$0.40
Diluted earnings per common share (1)	$0.01	$0.03	$0.01	$0.37

_________

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

20. Subsequent Events

 None

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

 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 77 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger and Reorganization, dated March 5, 2021, by and among Crexendo, Inc., Crexendo Merger Sub, Inc., Crexendo Merger Sub, LLC, NetSapiens, Inc. and David Wang as stockholder representative.	8-K	3/8/21	2.1
3.1	Articles of Incorporation	8-K	12/14/16	3.1
3.2	Bylaws	8-K	12/14/16	3.2
4.1	Description of Capital Stock	10-K	3/3/20	4.1	x
10.1*	2013 Long-Term Incentive Plan	14-A	4/30/13
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/16	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/16	3.2
10.4	Loan Agreement between Bank of America, N.A. and Crexendo Business Solutions, Inc. dated January 22 2020, entered into on January 27, 2020.	8-K	1/29/2020	10.2
10.5	Voting and Support Agreement, dated March 5, 2021, by and among Crexendo, Inc., Anand Buch, David T.K. Wang and James Murphy.	8-K	3/8/21	10.1
10.6	Voting and Support Agreement, dated March 5, 2021, by and between NetSapiens, Inc. and Steven G. Mihaylo.	8-K	3/8/21	10.2
21.1	Subsidiaries of Crexendo, Inc.				x
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				x
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				x
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350				x
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

____________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crexendo, Inc.

Date: March 21, 2022	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2022	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo
Chief Executive Officer, Chairman of the Board of Directors

Date: March 21, 2022	By:	/s/ RONALD VINCENT
Ronald Vincent
Chief Financial Officer

Date: March 21, 2022	By:	/s/ TODD GOERGEN
Todd Goergen
Director

Date: March 21, 2022	By:	/s/ JEFFREY P. BASH
Jeffrey P. Bash
Director

Date: March 21, 2022	By:	/s/ DAVID WILLIAMS
David Williams
Director

Date: March 21, 2022	By:	/s/ ANIL PURI
Anil Puri
Director

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2021
Allowance for doubtful accounts receivable	$21	51	-	$72
Deferred income tax asset valuation allowance	$61	1,437	-	$1,498
Year ended December 31, 2020
Allowance for doubtful accounts receivable	$14	7	-	$21
Deferred income tax asset valuation allowance	$7,548	-	(7,487)	$61

