Form 10-Q
period 2022-03-31
Crexendo, Inc.
filed 2022-05-12
CIK 1075736

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

_____________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2022 was 22,421,707.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$5,690	$7,468
Trade receivables, net of allowance for doubtful accounts of $50 as of March 31, 2022 and $72 as of December 31, 2021	2,702	2,177
Contract assets	240	261
Inventories	233	231
Equipment financing receivables	446	332
Contract costs	861	648
Prepaid expenses	599	358
Income tax receivable	-	11
Other current assets	45	74
Total current assets	10,816	11,560

Long-term equipment financing receivables, net	918	942
Property and equipment, net	2,953	2,989
Deferred income tax assets, net	986	986
Operating lease right-of-use assets	586	532
Intangible assets, net	21,612	22,161
Goodwill	36,972	36,972
Contract costs, net of current portion	727	697
Income tax receivable, net of current portion	177	-
Other long-term assets	328	313
Total Assets	$76,075	$77,152

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$449	$476
Accrued expenses	4,240	4,904
Finance leases	109	110
Notes payable	1,854	1,873
Operating lease liabilities	441	447
Income tax payable	-	24
Contract liabilities	2,549	2,738
Total current liabilities	9,642	10,572

Contract liabilities, net of current portion	236	290
Finance leases, net of current portion	166	193
Operating lease liabilities, net of current portion	224	164
Total liabilities	10,268	11,219

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 22,395,477 shares issued and outstanding as of March 31, 2022 and 22,054,239 shares issued and outstanding as of December 31, 2021	22	22
Additional paid-in capital	119,535	118,432
Accumulated deficit	(53,753)	(52,533)
Accumulated other comprehensive income	3	12
Total stockholders' equity	65,807	65,933

Total Liabilities and Stockholders' Equity	$76,075	$77,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2022	2021
Service revenue	$4,398	$4,139
Software solutions revenue	3,268	-
Product revenue	492	368
Total revenue	8,158	4,507

Operating expenses:
Cost of service revenue	1,436	1,259
Cost of software solutions revenue	1,661	-
Cost of product revenue	317	225
Selling and marketing	2,584	1,279
General and administrative	3,249	2,216
Research and development	304	350
Total operating expenses	9,551	5,329

Loss from operations	(1,393)	(822)

Other income/(expense):
Interest expense	(19)	(19)
Other income/(expense), net	(9)	2
Total other expense, net	(28)	(17)

Loss before income tax	(1,421)	(839)

Income tax benefit	201	124

Net loss	$(1,220)	$(715)

Earnings per common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted-average common shares outstanding:
Basic	22,236,362	18,189,783
Diluted	22,236,362	18,189,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,220)	$(715)
Other comprehensive income/(loss), net of tax
Foreign currency translation loss	(9)	-
Total other comprehensive loss	(9)	-
Comprehensive loss	$(1,229)	$(715)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	$22	$118,432	$12	$(52,533)	$65,933
Share-based compensation	-	-	1,053	-	-	1,053
Vesting of restricted stock units	103,657	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(9)	-	(9)
Issuance of common stock for exercise of stock options	237,581	-	278	-	-	278
Taxes paid on the net settlement of stock options and RSUs	-	-	(117)	-	-	(117)
Dividends declared	-	-	(111)	-	-	(111)
Net loss	-	-	-	-	(1,220)	(1,220)
Balance, March 31, 2022	22,395,477	$22	$119,535	$3	$(53,753)	$65,807

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$-	$(50,088)	$25,764
Share-based compensation	-	-	282	-	-	282
Vesting of restricted stock units	14,367	-	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	-	346
Net loss	-	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$-	$(50,803)	$26,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,220)	$(715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	101
Share-based compensation	1,053	282
Changes in assets and liabilities:
Trade receivables	(525)	174
Contract assets	21	(46)
Equipment financing receivables	(90)	14
Inventories	(2)	97
Contract costs	(243)	(15)
Prepaid expenses	(241)	(309)
Income tax receivable	(166)	(125)
Other assets	14	(8)
Accounts payable and accrued expenses	(691)	291
Income tax payable	(24)	-
Contract liabilities	(243)	11
Net cash used for operating activities	(1,738)	(248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34)	(29)
Acquisition of Centric Telecom	-	(2,163)
Net cash used for investing activities	(34)	(2,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(28)	(11)
Repayments made on notes payable	(19)	(18)
Proceeds from exercise of options	278	1,146
Dividend payments	(111)	-
Taxes paid on the net settlement of stock options	(117)	(152)
Net cash provided by financing activities	3	965
Effect of exchange rate changes on cash	(9)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,778)	(1,475)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	7,468	17,679

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$5,690	$16,204

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$-	$(1)
Interest expense	$(19)	$(19)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$-	$346
Contingent consideration related to the acquisition of Centric Telecom	$-	$746

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

Basis of Presentation–The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Foreign Currency Translation-The functional currency of our international subsidiaries is the local currency. We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended March 31, 2022 and 2021, we recorded foreign currency translation gains/(losses) of $9,000, and $0, respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,979,000 and $6,573,000, respectively.

Trade Receivables–Trade receivables from our cloud telecommunications services and software solutions segments are recorded at invoiced amounts.

Allowance for Doubtful Accounts–The allowance represents estimated losses resulting from customers’ failure to make required payments. The allowance estimate is based on historical collection experience, specific identification of probable bad debts based on collection efforts, aging of trade receivables, customer payment history, and other known factors, including current economic conditions. We believe that the allowance for doubtful accounts is adequate based on our assessment to date, however, actual collection results may differ materially from our expectations.

Contract Assets–Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional.

Contract Costs–Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,588,000 and $1,345,000 at March 31, 2022 and December 31, 2021, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2022 and 2021, the Company amortized $261,000 and $122,000, respectively, and there was no impairment loss in relation to the costs capitalized.

Inventory–Finished goods telecommunications equipment inventory is stated at the lower of cost or net realizable value (first-in, first-out method). In accordance with applicable accounting guidance, we regularly evaluate whether inventory is stated at the lower of cost or net realizable value. If net realizable value is less than cost, the write-down is recognized as a loss in earnings in the period in which the excess occurs.

Property and Equipment–Depreciation and amortization expense is computed using the straight-line method in amounts sufficient to allocate the cost of depreciable assets over their estimated useful lives ranging from two to thirty-nine years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Land is not depreciable. Depreciable lives by asset group are as follows:

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

Asset Acquisitions–Periodically we acquire customer relationships that we account for as an asset acquisition and record a corresponding intangible asset that is amortized over its estimated useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. If the fair value of the assets acquired exceeds the initial consideration paid as of the date of acquisition but includes a contingent consideration arrangement and ASC 450 and ASC 815 do not apply to contingent consideration, we analogize to the guidance in ASC 323 on recognizing contingent consideration in the acquisition of an equity method investment. The Company recognizes a liability equal to the lesser of, the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the initial cost measurement. In accordance with the requirements of ASC 323 for equity method investments, the Company recognizes any excess of the contingent consideration issued or issuable, over the amount that was initially recognized as a liability, as an additional cost of the asset acquisition. If the amount initially recognized as a liability exceeds the contingent consideration issued or issuable, the entity recognizes that amount as a reduction of the cost of the asset acquisition.

Business Acquisitions -We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. We include the results of all acquisitions in our consolidated financial statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expenses.

Goodwill–Goodwill is tested for impairment using a fair-value-based approach on an annual basis (December 31) and between annual tests if indicators of potential impairment exist.

Intangible Assets–Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Contract Liabilities–Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates–In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions and asset acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, annual incentive bonuses accrual, recoverability of long-lived assets and product warranty liabilities. Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Contingencies–The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, it accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it uses the amount that is the low end of such range.

Service, Software Solutions and Product Revenue Recognition–Revenue is recognized upon transfer of control of promised services, software solutions or products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 2.

Cost of Service Revenue–Cost of service revenue includes cloud telecommunications services. Cloud telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and broadband Internet providers, costs of other third-party services we resell, personnel and travel expenses related to system implementation, and customer service.

Cost of Software Solutions Revenue–Cost of software solutions revenue consists primarily of royalties and other fees paid to third parties whose technology or products are sold as part of the Company’s products, direct costs to manufacture and distribute products, direct costs to provide product support and professional support services, direct costs associated with delivery of the Company’s software offerings, and amortization expense related to developed technology intangible assets.

Cost of Product Revenue–Cost of product revenue primarily consists of the costs associated with the purchase of desktop devices and other third-party equipment we purchase for resale.

Product Warranty–We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service.

Contingent Consideration–Contingent consideration represents deferred business acquisition and asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with a business acquisition is reported at fair value each reporting period until the contingency is resolved. Any changes in fair value are recognized in earnings. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets.

Research and Development–Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Fair Value Measurements–The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Stock-Based Compensation–For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Operating Segments–Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Crexendo Business Solutions, Inc., Crexendo International, Inc., and Centric Telecom, Inc. We generate over 99% of our total revenue from customers within North America (United States and Canada) and less than 1% of our total revenues from customers in other parts of the world.

Significant Customers–No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2022 and 2021. No customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2022 and December 31, 2021.

Recently Adopted Accounting Pronouncements–In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)–Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We adopted this guidance in October 2021 an applied the amendment to all business combinations that occurred during the year ended December 31, 2021.

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

Three Months Ended March 31, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$492	$-	$492
Equipment financing revenue	72	-	72
Telecommunications services	3,759	-	3,759
Fees, commissions, and other, recognized over time	433	-	433
One time fees, commissions and other	134	-	134
Software licenses	-	645	645
Software licenses subscription maintenance and support	-	2,505	2,505
Professional services and other	-	118	118
	$4,890	$3,268	$8,158
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$575	$767	$1,342
Products, services, and fees transferred over time	4,315	2,501	6,816
	$4,890	$3,268	$8,158

Three Months Ended March 31, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$368	$-	$368
Equipment financing revenue	68	-	68
Telecommunications services	3,592	-	3,592
Fees, commissions, and other, recognized over time	395	-	395
One time fees, commissions and other	84	-	84
	$4,507	$-	$4,507
Timing of revenue recognition
Products and fees recognized at a point in time	$452	$-	$452
Services and fees transferred over time	4,055	-	4,055
	$4,507	$-	$4,507

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
(In thousands)	2022	2021
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$2,702	$2,177
Contract assets	240	261
Contract liabilities	2,785	3,028

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2022		December 31, 2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,524)	$-	$(1,137)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	1,281	-	2,937
Transferred to receivables from contract assets recognized at the beginning of the period	(46)	-	(60)	-
Increase due to additional unamortized discounts	25	-	162	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Desktop devices	$272					$272
Telecommunications services	$10,001	9,146	6,149	3,426	973	$29,701
Software Solutions	$6,611	4,219	1,739	461	4	$13,034
All consideration from contracts with customers is included in the amounts presented above

3.	Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2022 and 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2022	2021
Net loss (in thousands) (A)	$(1,220)	$(715)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	22,236,362	18,189,783
Dilutive effect of stock-based awards	-	-
Diluted weighted-average outstanding shares of common stock (C)	22,236,362	18,189,783

Earnings/(loss) per common share:
Basic (A/B)	$(0.05)	$(0.04)
Diluted (A/C)	$(0.05)	$(0.04)

For the three months ended March 31, 2022 and 2021, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Stock options	1,798,872	91,845

4.	Acquisitions

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

________________

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

The customer relationships were valued using the multi-period excess earnings method. The Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships, developed technology, and trademarks and trade names acquired are as follows: weighted average cost of capital of 11.0%, tax rate of 25.0%, and estimated economic life of 16 years.

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

The following unaudited pro forma information presents our consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Three Months Ended March 31, (Unaudited, in thousands)
	2022	2021
Revenues	$8,158	$8,353
Net loss	(1,220)	(1,591)
Earnings per share	$(0.05)	$(0.07)

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

The fair values of the customer relationships were established based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The customer relationships were valued using the multi-period excess earnings method. The Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: weighted average cost of capital of 14.0%, tax rate of 25.0%, and estimated economic life of 15 years.

Acquisition related expenses incurred by us in connection with the Centric Telecom acquisition of $67,000 for the year ended December 31, 2021, are recorded within general and administrative expenses in our consolidated statements of operations.

5.	Trade Receivables, net

	March 31,	December 31,
	2022	2021
Gross trade receivables	$2,752	$2,249
Less: allowance for doubtful accounts	(50)	(72)
Trade receivables, net	$2,702	$2,177

Current trade receivables, net	$2,702	$2,177
Long-term trade receivables, net	-	-
Trade receivables, net	$2,702	$2,177

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

6.	Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid corporate insurance	$30	$90
Prepaid software services and support	321	160
Prepaid employee insurance premiums	139	9
Prepaid Nasdaq listing fee	15	15
Other prepaid expenses	94	84
Total prepaid expenses	$599	$358

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,888	1,854
Computer software	576	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	74	74
Leasehold improvements	7	7
Less: accumulated depreciation	(2,181)	(2,111)
Total property and equipment, net	$2,953	$2,989

Depreciation and amortization expense is included in general and administrative expenses and totaled $70,000 and $44,000 for the three months ended March 31, 2022 and 2021, respectively.

8.	Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,073	$(1,917)	$17,156	$19,073	$(1,619)	$17,454
Developed technologies	4,900	(748)	4,152	4,900	(528)	4,372
Trademark and trade names	400	(96)	304	400	(65)	335
Total acquired intangible assets	$24,373	$(2,761)	$21,612	$24,373	$(2,212)	$22,161

As of March 31, 2022, the weighted average remaining useful life for customer relationships was 14.9 years, developed technologies was 5.2 years, and trademarks and trade names was 3.2 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $283,000 and $57,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $220,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $46,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

                As of March 31, 2022, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2022 remaining	$1,649
2023	2,147
2024	2,057
2025	1,929
2026 and thereafter	13,830
Total	$21,612

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2021	$36,972
Additions	-
Balance at March 31, 2022	$36,972

9.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued wages and benefits	$672	$1,188
Accrued accounts payable	686	609
Accrued sales and telecommunications taxes	2,216	2,487
Product warranty liability	51	50
Other	615	570
Total accrued expenses	$4,240	$4,904

The changes in aggregate product warranty liabilities for the year ended December 31, 2021 and the three months ended March 31, 2022 were as follows (in thousands):

Product warranty expense is included in cost of product revenue expense and totaled $11,000 and $5,000 for the three months ended March 31, 2022 and 2021, respectively.

Warranty Liabilities
Balance at January 1, 2021	$33
Accrual for warranties	50
Adjustments related to pre-existing warranties	1
Warranty settlements	(34)
Balance at December 31, 2021	50
Accrual for warranties	11
Warranty settlements	(10)
Balance at March 31, 2022	$51

10.	Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	March 31,	December 31,
	2022	2021
Notes payable	$1,854	$1,873
Less: current notes payable	(1,854)	(1,873)
Notes payable, net of current portion	$-	$-

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by the office building. At December 31, 2021 and at March 31, 2022, we were in default of our basic fixed charge coverage ratio and we have classified the note payable as current on our balance sheet.

As of March 31, 2022, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2022 remaining	$1,854
2023	-
2024	-
2025	-
2026 and thereafter	-
Total	$1,854

11.	Fair Value Measurements

We have financial instruments as of March 31, 2022 and December 31, 2021 for which the fair value is summarized below (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$2,702	$2,702	$2,177	$2,177
Equipment financing receivables	1,364	1,364	1,274	1,274
Liabilities:
Finance lease obligations	$275	$275	$303	$303
Notes payable	1,854	1,854	1,873	1,873

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of March 31, 2022 and December 31, 2021.

In January 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. Upon completion of the earn-out period in October 2021, the Company paid out $746,000 of contingent consideration and additional consideration of $126,000 based on revenue target achievements, which was recorded as general and administrative expenses for the year ended December 31, 2021. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2021 and the three months ended March 31, 2022 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2021	$-
Cash payments	746
Adjustment	(746)
Balance at December 31, 2021	$-
Additions	-
Cash payments	-
Balance at March 31, 2022	$-

12.	Income Taxes

Our effective tax rate for the three months ended March 31, 2022 and 2021 was (14.2%) and (14.8%), respectively, which resulted in an income tax benefit of $201,000 and $124,000, respectively.

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

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021. The operating lease contained customary escalation clauses. Rental expense for the three months ended March 31, 2022 and 2021 was approximately $0 and $17,000 respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2022 and 2021 was approximately $12,000 and $0, respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2022 and 2021 was approximately $90,000 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2024 and the interest rates range from 2.81% to 13.00%. The expense is included in cost of product expenses and totaled approximately $18,000 and $11,000 for the three months ended March 31, 2022 and 2021, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2022. Rental expense for the three months ended March 31, 2022 and 2021 was approximately $39,000 and $0, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements. One vehicle lease ended in 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $285,000 and $311,000 as of March 31, 2022 and December 31, 2021, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486,000 and $486,000 as of March 31, 2022 and December 31, 2021, respectively. Related accumulated depreciation totaled $190,000 and $167,000 as of March 31, 2022 and December 31, 2021, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $2,000 and $2,000 for the three months ended March 31, 2022 and 2021, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2022 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022 remaining	$405	$86
2023	114	98
2024	95	77
2025	-	21
2026	-	3
Total minimum lease payments	614	285
Less: amount representing interest	(23)	(10)
Present value of minimum lease payments	$591	$275

Lease term and discount rate	March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	1.6
Finance leases	2.7
Weighted-average discount rate
Operating leases	7.6%
Finance leases	2.8%

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135
Operating cash flows from finance leases	3
Financing cash flows from finance leases	28

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $59,000 and $43,000 for the three months ended March 31, 2022 and 2021, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Gross financing receivables	$1,920	$1,822
Less: unearned income	(556)	(548)
Financing receivables, net	1,364	1,274
Less: current portion of finance receivables, net	(446)	(332)
Finance receivables due after one year	$918	$942

Future minimum lease payments as of March 31, 2022, consisted of the following:

Year ending December 31,	Lease Receivables
2022 remaining	$554
2023	642
2024	453
2025	203
2026 and thereafter	68
Gross equipment financing receivables	1,920
Less: unearned income	(556)
Equipment financing receivables, net	$1,364

14.	Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2022, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended March 31,
	2022	2021
Revenue:
Cloud telecommunications services	$4,890	$4,507
Software solutions	3,268	-
Consolidated revenue	8,158	4,507

Loss from operations:
Cloud telecommunications services	(1,054)	(822)
Software solutions	(339)	-
Total operating loss	(1,393)	(822)
Other expense, net:
Cloud telecommunications services	(18)	(17)
Software solutions	(10)	-
Total other expense	(28)	(17)
Loss before income tax provision:
Cloud telecommunications services	(1,072)	(839)
Software solutions	(349)	-
Loss before income tax provision	$(1,421)	$(839)

Depreciation and amortization was $115,000 and $101,000 for the cloud telecommunications services segment for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization was $504,000 and $0 for the software solutions segment for the three months ended March 31, 2022 and 2021, respectively.

Interest income was $0 for the cloud telecommunications services segment for the three months ended March 31, 2022 and 2021, respectively. Interest income was $0 for the software solutions segment for the three months ended March 31, 2022 and 2021.

Interest expense was $19,000 and $19,000 for the cloud telecommunications services segment for the three months ended March 31, 2022 and 2021, respectively. Interest expense was $0 and $0 for the software solutions segment for the three months ended March 31, 2022 and 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2022 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2022	2021
Service revenue	$4,398	$4,139
Software solutions revenue	3,268	-
Product revenue	492	368
Total revenue	$8,158	$4,507
Loss before income tax	(1,421)	(839)
Income tax benefit	201	124
Net loss	(1,220)	(715)
Basic earnings per share	$(0.05)	$(0.04)
Diluted earnings per share	$(0.05)	$(0.04)

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Total revenue	$8,158	$4,507	$3,651	81%

The increase in total revenue is due to an increase in service revenue of $259,000, software solutions revenue of $3,268,000 contributed from our acquisition of NetSapiens on June 1, 2021, and an increase in product revenue of $124,000.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Loss before income tax	$(1,421)	$(839)	$(582)	69%

The increase in loss before income tax is primarily due to an increase in operating expenses of $4,222,000 and an increase in interest expense and other expense of $11,000, offset by an increase in revenue of $3,651,000. The increase in operating expenses is primarily related to increases in salaries, wages and benefits, share-based compensation expense, and $3,607,000 of additional operating expenses related to our software solutions segment from our acquisition of NetSapiens on June 1, 2021.

Income Tax Benefit

The following table reflects our income tax benefit for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Income tax benefit	$201	$124	$77	62%

We had an income tax benefit of $201,000 for the three months ended March 31, 2022 compared to an income tax benefit of $124,000 for the three months ended March 31, 2021. We had pre-tax loss for the three months ended March 31, 2022 and 2021 of $(1,421,000) and $(839,000), respectively.

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

In our May 12, 2022 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income

(Unaudited, in thousands, except for per share and share data)

	Three Months Ended March 31,
	2022	2021
U.S. GAAP net loss	$(1,220)	$(715)
Share-based compensation	1,053	282
Acquisition related expenses	23	684
Amortization of intangible assets	549	57
Non-GAAP net income	$405	$308

Non-GAAP earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted-average common shares outstanding:
Basic	22,236,362	18,189,783
Diluted	25,787,255	19,484,148

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
U.S. GAAP net loss	$(1,220)	$(715)
Depreciation and amortization	619	101
Interest expense	19	19
Interest and other expense/(income)	9	(2)
Income tax benefit	(201)	(124)
EBITDA	(774)	(721)
Acquisition related expenses	23	684
Share-based compensation	1,053	282
Adjusted EBITDA	$302	$245

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2022	2021
Service revenue	$4,398	$4,139
Product revenue	492	368
Total revenue	$4,890	$4,507
Operating expenses:
Cost of service revenue	$1,436	$1,259
Cost of product revenue	317	225
Selling and marketing	1,581	1,279
General and administrative	2,306	2,216
Research and development	304	350
Total operating expenses	5,944	5,329
Operating loss	(1,054)	(822)
Other expense	(18)	(17)
Loss before income tax	$(1,072)	$(839)

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Service revenue	$4,398	$4,139	$259	6%

The increase in service revenue is due to an increase in telecommunications services fees of $168,000, an increase in one-time fees, commissions and other of $50,000, an increase in fees, commissions, and other, recognized over time of $38,000, and an increase in sales-type lease interest of $4,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Product revenue	$492	$368	$124	34%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2022 and 2021. Backlog increased 8%, or $2,207,000 to $29,973,000 as of March 31, 2022 as compared to $27,776,000 as of March 31, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2022 and 2021, and March 31, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of March 31, 2022	$29,973

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of March 31, 2021	$27,766

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, wages and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$1,436	$1,259	$177	14%

The increase in cost of service revenue was primarily due to increases in customer support and implementation specialist headcount to assist with the migration of our customers to our new VIP platform, and company-wide salary increases resulting in $235,000 in additional cost, an increase in other cost of service revenue of $7,000, offset by a decrease in bandwidth costs of $65,000.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$317	$225	$92	41%

The increase is primarily related to the increase in product revenue and an increase in device costs.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, wages and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,581	$1,279	$302	24%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $194,000 related to expansion of our sales team and an increase in share-based compensation expense as a result of a company-wide employee retention grant, an increase in travel related costs and tradeshows of $63,000, an increase in sales leads and marketing material costs of $26,000, an increase in commission expense of $24,000 directly related to the increase in revenue, and an increase in $11,000 of other sales and marketing expense.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits, share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
General and administrative	$2,306	$2,216	$90	4%

The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages and benefits of $635,000 related to an increase in share-based compensation as a result of a company-wide employee retention grant, an increase in headcount, and company-wide salary increases. Additionally, there was an increase in telecommunications fees of $42,000 and an increase in other general and administrative expenses of $74,000, offset by a decrease in acquisition related expenses of $661,000, related to the 2021 acquisitions of Centric Telecom and NetSapiens.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Research and development	$304	$350	$(46)	-13%

The decrease in research and development expenses is primarily related to a decrease in salaries, wages and benefits of $49,000, offset by an increase in costs for maintenance on our mobile applications and other development costs of $3,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Other expense, net	$(18)	$(17)	$(1)	6%

Operating Results of our Software Solutions segment (in thousands):

	Three Months Ended March 31,
Software Solutions	2022	2021
Software solutions revenue	$3,268	$-
Operating expenses:
Cost of software solutions revenue	1,661	-
Selling and marketing	1,003	-
General and administrative	943	-
Research and development	-	-
Total operating expenses	3,607	-
Operating loss	(339)	-
Other expense	(10)	-
Loss before tax benefit	$(349)	$-

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$3,268	$-	$3,268	-

Software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2022 and 2021. Backlog increased 100%, to $13,034,000 as of March 31, 2022 as compared to $0 as of March 31, 2021 as a result of our June 1, 2021 acquisition. Below is a table which displays the Software solutions segment revenue backlog as of January 1, 2022 and 2021, and March 31, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2022	$11,528
Software solutions backlog as of March 31, 2022	$13,034

Software solutions backlog as of January 1, 2021	$-
Software solutions backlog as of March 31, 2021	$-

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$1,661	$-	$1,661	-

Cost of software solutions revenue is included in the results of operations from the acquisition date of June 1, 2021.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,003	$-	$1,003	-

                Selling and marketing expense is included in the results of operations from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
General and administrative	$943	$-	$943	-

General and administrative expense is included in the results of operations from the acquisition date of June 1, 2021.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $5,690,000 and $7,468,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Net cash used in operating activities	$(1,738)	$(248)	$(1,490)	601%

The net cash used for operations was primarily driven by our net loss for the three months ended March 31, 2022 of $1,220,000, an increase in accounts receivable, an increase in contract costs, in prepaid expenses, an increase in income tax receivable, a decrease in accounts payable and accrued expenses, and a decrease in contract liabilities, offset by non-cash expenses for depreciation and amortization and share-based compensation.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Net cash used for investing activities	$(34)	$(2,192)	$2,158	-98%

Net cash used for investing activities in the three months ended March 31, 2022, primarily relates to the purchase of property and equipment. Net cash used for investing activities for the three months ended March 31, 2021, primarily relates to cash paid for a business combination. During the three months ended March 31, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Net cash provided by financing activities	$3	$965	$(962)	-100%

Net cash provided by financing activities in the three months ended March 31, 2022, primarily relates to cash proceeds from the exercise of stock options of $278,000, offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $117,000, and dividend payments of $111,000. Net cash provided by financing activities in the three months ended March 31, 2021, primarily relates to cash received from the exercise of stock options of $1,146,000 offset by the payments of employee tax withholdings related to the net settlement of stock options of $152,000.

Contractual Obligations and Commitments

Except as set forth in Notes 4, 10, and 13 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off Balance Sheet Arrangements

As of, March 31, 2022, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2021 Form 10-K.

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

______________________

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

Crexendo, Inc.

May 12, 2022	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

May 12, 2022	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

